Form 10-Q
period 2010-03-31
CLOUD PEAK ENERGY INC.
filed 2010-05-13
CIK 1441849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  001-34547

Cloud Peak Energy Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3088162
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

505 S. Gillette Ave., Gillette, Wyoming	82716
(Address of principal executive offices)	(Zip Code)

(307) 687-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There were 31,506,011 shares of common stock with a par value of $0.01 per share outstanding at May 7, 2010.

CLOUD PEAK ENERGY INC.

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$255,441	$268,316
Restricted cash	176,470	80,180
Accounts receivable, net	73,122	82,809
Due from related parties	323	8,340
Inventories, net	69,425	64,199
Deferred income taxes	280	280
Other assets	24,821	7,321
Total current assets	599,882	511,445
Property, plant and equipment, net	969,654	987,143
Intangible assets, net	—	3,197
Goodwill	35,634	35,634
Deferred income taxes	93,634	100,520
Other assets	38,725	39,657
Total assets	$1,737,529	$1,677,596

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$55,452	$57,304
Royalties and production taxes	115,907	102,912
Accrued expenses	61,920	47,763
Current portion of tax agreement liability	758	758
Current portion of other long-term debt	55,282	55,282
Total current liabilities	289,319	264,019
Tax agreement liability, net of current portion	53,751	53,751
Senior notes	595,410	595,321
Other long-term debt, net of current portion	123,085	123,085
Asset retirement obligations, net of current portion	178,147	175,940
Other liabilities	21,637	20,002
Total liabilities	1,261,349	1,232,118
Commitments and contingencies (Note 7)
Equity
Common stock ($0.01 par value; 200,000,000 shares authorized; 31,511,755 and 31,449,002 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	315	314
Additional paid-in capital	252,814	251,083
Retained earnings	20,250	8,459
Accumulated other comprehensive loss	(6,800)	(6,951)
Total Cloud Peak Energy Inc. shareholders’ equity	266,579	252,905
Noncontrolling interest	209,601	192,573
Total equity	476,180	445,478
Total liabilities and equity	$1,737,529	$1,677,596

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Revenues	$310,993	$360,493
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	216,668	249,172
Depreciation and depletion	23,707	21,843
Amortization	3,197	8,510
Accretion	3,318	2,724
Selling, general and administrative expenses	16,277	14,104
Total costs and expenses	263,167	296,353
Operating income	47,826	64,140
Other income (expense)
Interest income	95	60
Interest expense	(12,776)	(469)
Other, net	—	26
Total other expense	(12,681)	(383)
Income from continuing operations before income tax provision and earnings from unconsolidated affiliates	35,145	63,757
Income tax provision	(6,723)	(18,673)
Earnings from unconsolidated affiliates, net of tax	340	71
Income from continuing operations	28,762	45,155
Income from discontinued operations, net of tax	—	11,654
Net income	28,762	56,809
Less: Net income attributable to noncontrolling interest	17,165	—
Net income attributable to controlling interest	$11,597	$56,809

Amounts attributable to controlling interest common shareholders:
Income from continuing operations	$11,597	$45,155
Income from discontinued operations	—	11,654
Net income	$11,597	$56,809

Earnings per common share attributable to controlling interest:
Basic
Income from continuing operations	$0.38	$0.75
Income from discontinued operations	—	0.20
Net income	$0.38	$0.95
Weighted-average shares outstanding — basic	30,600,000	60,000,000
Diluted
Income from continuing operations	$0.38	$0.75
Income from discontinued operations	—	0.20
Net income	$0.38	$0.95
Weighted-average shares outstanding — diluted	60,086,558	60,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balances at December 31, 2009	$314	$251,083	$8,459	$(6,951)	$192,573	$445,478
Comprehensive income
Net income	—	—	11,597	—	17,165	28,762
Retiree medical plan, net of tax	—	—	—	151	221	372
Total comprehensive income						29,134
Stock compensation	—	1,732	—	—	—	1,732
Restricted stock issuance	1	(1)	—	—	—	—
Distribution	—	—	—	—	(164)	(164)
Change in ownership allocation	—	—	194	—	(194)	—
Balances at March 31, 2010	$315	$252,814	$20,250	$(6,800)	$209,601	$476,180

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from continuing operations
Operating activities
Income from continuing operations	$28,762	$45,155
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and depletion	23,707	21,843
Amortization	3,197	8,510
Accretion	3,318	2,724
Earnings from unconsolidated affiliates	(340)	(71)
Distributions of income from equity investments	15	4,000
Deferred income taxes	6,723	(8,310)
Stock compensation expense	1,732	144
Other, net	927	(51)
Changes in operating assets and liabilities:
Accounts receivable, net	9,687	(613)
Inventories, net	(5,197)	(4,241)
Due to or from related parties	8,017	37,260
Other assets	(17,442)	(4,625)
Accounts payable and accrued expenses	22,146	33,056
Asset retirement obligations	(1,240)	(544)
Net cash provided by operating activities from continuing operations	84,012	134,237
Investing activities
Purchases of property, plant and equipment	(1,057)	(14,276)
Payment on refundable deposit	—	(9,619)
Return of restricted cash	80,180	—
Restricted cash deposit	(176,470)	—
Proceeds from sales of assets	624	71
Cash advances to affiliate	—	(111,279)
Net cash used in investing activities from continuing operations	(96,723)	(135,103)
Financing activities
Repayments on other long-term debt	—	(27,751)
Distributions to Rio Tinto America	(164)	(241)
Net cash used in financing activities from continuing operations	(164)	(27,992)
Net cash used in continuing operations	(12,875)	(28,858)
Cash flows from discontinued operations
Net cash from operating activities	—	37,001
Net cash from investing activities	—	(3,031)
Net cash from financing activities	—	—
Net cash provided by discontinued operations	—	33,970
Net increase (decrease) in cash and cash equivalents	(12,875)	5,112
Cash and cash equivalents at beginning of period	268,316	15,935
Cash and cash equivalents at end of period	$255,441	$21,047

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Organization and Principles of Consolidation

Cloud Peak Energy Inc. (“CPE Inc.”) had no business operations prior to November 19, 2009, when it acquired a 51% managing member interest in Cloud Peak Energy Resources LLC (“CPE Resources”) from Rio Tinto Energy America Inc. (“RTEA”), a wholly-owned subsidiary of Rio Tinto America Inc. (“Rio Tinto America”) in connection with the initial public offering of its common stock (“IPO”).  Prior to its IPO, CPE Inc. was a wholly-owned subsidiary of Rio Tinto America and was an indirect subsidiary of Rio Tinto plc (“Rio Tinto”).

“Cloud Peak Energy,” “we,” “us,” “our” or the “Company” refer collectively to CPE Inc., CPE Resources and their consolidated subsidiaries.  Those terms also include RTEA with respect to periods prior to our IPO, when RTEA was the parent company of CPE Resources and its subsidiaries.

Our consolidated financial statements present the financial position, results of operations and cash flows of our business, which was controlled by Rio Tinto, through RTEA, prior to our IPO and by CPE Inc. thereafter.  For dates and periods following our IPO, our consolidated financial statements include Rio Tinto’s remaining interest in CPE Resources as a noncontrolling interest.

We consolidate the accounts of entities in which we have a controlling financial interest under the voting control model and consolidate the accounts of variable interest entities for which we are the primary beneficiary.  We account for our 50% interest in Decker Coal Company (“Decker”) using the proportionate consolidation method, whereby our share of Decker’s assets, liabilities, revenues and expenses are included in our consolidated financial statements.  Investments in other entities that we do not control, but have the ability to exercise significant influence over the investee’s operating and financial policies, are accounted for under the equity method.  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Basis of Presentation

These unaudited consolidated financial statements of CPE Inc. and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2009 and 2008, and for each of the three years ended December 31, 2009 included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).  In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects the financial position as of March 31, 2010, and the results of operations and cash flows of the Company for the three months ended March 31, 2010 and 2009, in conformity with U.S. GAAP.  Interim results for the three months ended March 31, 2010, may not be indicative of results that will be realized for the full year ending December 31, 2010.

Our first quarter 2010 operating results included a $3.4 million favorable adjustment to freight expense for the write off of certain prior year accruals, which were considered immaterial.  This adjustment increased net income and income attributable to the controlling interest by $2.8 million and $1.1 million, respectively, and increased related basic and diluted earnings per share amounts by $0.03 and $0.05, respectively.

Variable Interest Entities

A variable interest entity (“VIE”) generally is an entity that is designed to have one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of equity at risk do not have all the characteristics of a controlling financial interest in the entity; or (c) the equity investors have voting rights that are not proportional to their

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  A VIE is required to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  The primary beneficiary generally is the entity that will receive a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns or both.

Prior to our IPO, RTEA was the primary beneficiary of Cloud Peak Energy Services Company (“CPESC”), which was a wholly-owned subsidiary of Rio Tinto America.  We determined that CPESC was a VIE, primarily because substantially all of CPESC’s activities were conducted on behalf of RTEA.  We determined that RTEA was the primary beneficiary of CPESC, because RTEA was the Rio Tinto affiliate that was most closely associated with CPESC.  As a result, RTEA included CPESC in its consolidated financial statements prior to our IPO.  In connection with our IPO structuring transactions, Rio Tinto America contributed CPESC to CPE Resources and we now consolidate CPESC based on voting control.

Pre-IPO Expense Allocations

For the three months ended March 31, 2009, our consolidated financial statements included allocations of certain general and administrative expenses incurred by Rio Tinto America and other Rio Tinto affiliates.  Rio Tinto America provided various services and other support to the Company, including tax, treasury, corporate secretary, legal, procurement, information systems and technology, human resources, accounting and insurance/risk management in the ordinary course of business.  Our consolidated statement of operations for the three months ended March 31, 2009, included allocations of expenses incurred by Rio Tinto America and other Rio Tinto affiliates totaling $5.4 million.  Of this amount, $4.5 million was included in selling, general and administrative expenses and the remaining $876,000 was included in cost of product sold.  Also included in selling, general and administrative expenses for the three months ended March 31, 2009, were costs of $3.8 million incurred as a result of actions to divest RTEA, either through a trade sale or an initial public offering.  For the three months ended March 31, 2010, other than the expenses incurred under the transition services agreement, we are no longer incurring costs for services provided by Rio Tinto.  However, we are now incurring costs as a stand-alone, public company through the addition of employees and through the addition of consultants and other professional service providers to support those functions previously provided by Rio Tinto.

Discontinued Operations

We completed the sale of our membership interest in Jacobs Ranch Coal LLC, which owned and operated the Jacobs Ranch coal mine, to Arch Coal, Inc. on October 1, 2009.  The Jacobs Ranch mine was classified as held for sale and reported as discontinued operations as of March 1, 2009.  As a result, the consolidated financial statements report the results of operations and cash flows of the Jacobs Ranch mine as discontinued operations for the three months ended March 31, 2009.

Recent Accounting Pronouncements

In April 2010, the FASB issued an accounting standard update, amending disclosure requirements related to income taxes as a result of the Patient Protection and Affordable Care Act, which became law on March 23, 2010, and was subsequently amended on March 30, 2010.  Beginning in 2014, the tax deduction available to companies for expenses that are reimbursed under the Medicare Part D retiree drug subsidy program will be reduced.  Since our retiree medical plan does not qualify for this tax deduction, there was no impact to our consolidated financial statements.

2.  Inventories

Inventories, net as of March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	2010	2009
Materials and supplies, net	$65,417	$60,868
Coal stockpiles and finished product	4,008	3,331
	$69,425	$64,199

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Materials and supplies were stated net of an obsolescence allowance of $1.2 million and $1.3 million as of March 31, 2010 and December 31, 2009, respectively.  The Company recognized a provision to increase the allowance by $285,000 and $80,000, and charged inventory costs to the allowance of $386,000 and $273,000, for the three months ended March 31, 2010 and 2009, respectively.

3.  Fair Value of Financial Instruments

Our financial instruments included cash and cash equivalents, restricted cash, accounts receivable, amounts due from related parties, accounts payable and certain current liabilities.  Due to the short-term nature of these instruments, we believe that their carrying amounts approximated fair value.  In addition, we have long-term debt consisting primarily of the senior notes and federal coal lease obligations.  The approximate fair values of our senior notes and federal coal lease obligations were $609.8 million and $184.7 million, respectively, at March 31, 2010.  The fair value of the senior notes was based on market prices as of March 31, 2010.  The fair value estimates for the federal coal leases were determined by discounting the remaining lease payments using a current estimate of the credit-adjusted, risk-free interest rate based on our current credit rating.  The fair value of other long-term debt approximated its carrying amount at March 31, 2010.

4.  Income Taxes

For periods prior to our IPO, our consolidated financial statements were prepared on a carve-out basis, and RTEA’s current and deferred taxes were calculated on a stand-alone, separate return basis.  RTEA provided for income taxes on substantially all pre-tax income reported in our consolidated financial statements for pre-IPO periods.  For periods following our IPO, CPE Inc. is required to file a separate federal corporate income tax return and to recognize income taxes on its pre-tax income, which to date has consisted solely of its share (approximately 51.7% as of March 31, 2010) of CPE Resources’ pre-tax income.  We do not recognize any income taxes that Rio Tinto America may be subject to in connection with its noncontrolling interest (48.3% as of March 31, 2010) in CPE Resources as it is generally a nontaxable entity.  Because we no longer recognize income taxes on the noncontrolling interest share of CPE Resources’ pre-tax income, our effective income tax rate (i.e., total income tax expense as a percentage of total pre-tax income) generally is lower in periods following our IPO, based on our ownership interest in CPE Resources.

The Company’s effective tax rate for continuing operations is reconciled to the U.S. federal statutory income tax rate for the periods ended March 31, 2010 and 2009, as follows:

	2010	2009
United States federal statutory income tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	0.5	0.8
Depletion	—	(5.1)
Noncontrolling interest	(16.9)	—
Other	0.5	(1.4)
Effective tax rate	19.1%	29.3%

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.  Equity and Comprehensive Income

Comprehensive income includes net income and other comprehensive income arising from activity related to our defined benefit employee benefit plans.  The following table summarizes the allocation of total comprehensive income between the controlling and noncontrolling interests for the three months ended March 31, 2010 (in thousands):

	Controlling Interest	Noncontrolling Interest	Total
Income from continuing operations before income tax provision and earnings from unconsolidated affiliates	$18,182	$16,963	$35,145
Income tax provision	(6,723)	—	(6,723)
Earnings from unconsolidated affiliates	216	202	418
Earnings from unconsolidated affiliates income tax	(78)	—	(78)
Net income	11,597	17,165	28,762
Other comprehensive income (loss):
Retiree medical plan adjustment	236	221	457
Retiree medical plan adjustment income tax	(85)	—	(85)
Total other comprehensive income	151	221	372
Total comprehensive income	$11,748	$17,386	$29,134

6.  Earnings Per Share

The table below summarizes the calculation of basic earnings per share for the three months ended March 31, (in thousands, except per share amounts):

	2010	2009
Amounts attributable to controlling interest common shareholders:
Income from continuing operations	$11,597	$45,155
Income from discontinued operations	—	11,654
Net income	$11,597	$56,809

Earnings per share from continuing operations	$0.38	$0.75
Earnings per share from discontinued operations	—	0.20
Basic earnings per share	$0.38	$0.95
Weighted-average shares outstanding	30,600	60,000

There were no dilutive potential common shares prior to our IPO.  Following our IPO, dilutive potential common shares include restricted shares and options issued under our Long-Term Incentive Plan (“LTIP”) and common shares that may be issued in exchange for CPE Resources common membership units held by Rio Tinto members.  We apply the treasury stock method to determine dilution from restricted shares and options and apply the if-converted method to determine dilution from the exchange of common membership units.  In applying the if-converted method, we assume that the Rio Tinto members have exchanged all of their membership units in CPE Resources for an equivalent number of shares of CPE Inc. common stock.  In this calculation, we increase the numerator to include CPE Resources’ income attributable to the noncontrolling interest and decrease the numerator to reflect the additional income tax expense that results from the attribution of additional CPE Resources’ income to CPE Inc.’s controlling interest in CPE Resources.  The calculation of such additional income tax expense reflects our combined federal and state statutory rate of 36%.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculation of diluted earnings per share for the three months ended March 31, (in thousands, except per share amounts):

	2010	2009
Numerator for calculation of diluted earnings per share:
Income from continuing operations attributable to controlling interest shareholders	$11,597	$45,155
Add back income from continuing operations attributable to the noncontrolling interest, net of estimated income taxes	10,986	—
Numerator for diluted income from continuing operations per share	22,583	45,155
Income from discontinued operations	—	11,654
Numerator for diluted net income per share	$22,583	$56,809
Denominator for basic income per share — weighted-average shares outstanding	30,600	60,000
Weighted-average common shares from assumed exchange of CPE Resources common membership units held by noncontrolling interest	29,400	—
Dilutive effect of stock equivalents	87	—
Denominator for diluted earnings per share	60,087	60,000

Diluted earnings per share from continuing operations	$0.38	$0.75
Diluted earnings per share from discontinued operations	—	0.20
Diluted earnings per share	$0.38	$0.95

For the three months ended March 31, 2010, 31,110 restricted shares and 1,071,779 options outstanding under the LTIP were excluded from the diluted earnings per share calculation because they were anti-dilutive.

7.  Commitments and Contingencies

Commitments

Purchase Commitments

As of March 31, 2010, we had outstanding capital purchase commitments of $8.9 million and coal purchase commitments of $11.7 million.

In April 2008, we entered into an agreement to purchase land adjacent to our Antelope mine, whereby the seller may require us to pay a purchase price of $23.7 million between April 2013 and April 2018.

Tax Receivable Agreement

We have recognized a liability for our estimated payments to RTEA under the Tax Receivable Agreement, of which $758,000 and $53.8 million is classified as current and noncurrent, respectively, as of March 31, 2010.  The estimated liability is based on forecasts of future taxable income over the anticipated life of our mining operations and reclamation activities, assuming no additional coal reserves are acquired.  The amounts to be paid will be determined based on a calculation of future income tax savings that we actually realize as a result of the tax basis increase that resulted from our IPO structuring transactions.  Periodically, we will adjust the estimated liability to reflect an updated forecast of our future taxable income, and these adjustments will be reflected in our operating results.  The assumptions used in our forecasts are subject to substantial uncertainty about our future business operations, and the actual payments that we are required to make under the Tax Receivable Agreement could differ materially from our estimates.  Based on our estimates as of March 31, 2010, we expect to make payments of $758,000 in 2010 and annual payments averaging approximately $7.7 million during 2011 to 2014, with the remaining balance due thereafter.  CPE Inc. is obligated to make these payments and expects to obtain funding

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

for these payments by causing CPE Resources to distribute cash on a pro-rata basis to its owners, which currently include CPE Inc. holding a 51.7% interest and Rio Tinto members holding a 48.3% interest.  Accordingly, based on current ownership percentages, our total cash payments related to the Tax Receivable Agreement, including pro-rata distributions from CPE Resources to the Rio Tinto members, would be nearly double the amounts that CPE Inc. is directly obligated to pay.  The Rio Tinto members may reduce their ownership in CPE Resources by exercising their contractual redemption right.  Such a decrease in ownership would reduce subsequent pro-rata distributions, but may result in additional increases in the tax basis of CPE Inc.’s investment in CPE Resources and require CPE Inc. to make increased payments under the Tax Receivable Agreement.  Required payments under the Tax Receivable Agreement also may increase or become accelerated as a result of certain asset transfers outside the ordinary course of business, a change in control of CPE Resources, or a default by CPE Inc.

Contingencies

Litigation

MMS Litigation — Decker

The Minerals Management Service, or MMS, a federal agency with responsibility for collecting royalties on coal produced from federal coal leases, issued two disputed assessments against Decker Coal Company: one for coal produced from 1986-1992, and the other for coal produced from 1993-2001.  Both assessments concern coal sold by Decker to Big Horn Coal Company, or Big Horn, and Black Butte Coal Company, or Black Butte, and in turn resold by those entities to Commonwealth Edison Company to satisfy requirements under long-term contracts between those entities and Commonwealth Edison.  The MMS maintained that Decker’s royalties should not be based on the prices at which Decker actually sold coal to Big Horn and Black Butte because MMS does not believe those prices represent the results of arm’s length negotiation.  MMS based this conclusion on the facts that those entities were both affiliates of KCP, Inc., formerly known as Kiewit Coal Properties, Inc., which is also a 50% owner of Decker, and that the sales were contingent on Big Horn’s and Black Butte’s ability to resell the coal to Commonwealth Edison, which did not leave Big Horn and Black Butte at market risk.  Instead, the MMS assessed Decker’s royalties based on the higher prices set under Big Horn’s and Black Butte’s separate long-term contracts with Commonwealth Edison.

With respect to the period 1986-1992, Decker appealed the assessment through the administrative process with the MMS and that appeal was unsuccessful.  A further appeal was filed before the United States District Court for the District of Montana.  In March 2009, the District Court set aside the MMS assessment and entered judgment for Decker (Decker I).  The MMS did not appeal the ruling.

With respect to the period 1993-2001, the MMS has not issued a final decision concerning Decker’s challenge to the assessment.  On January 5, 2009, the Interior Board of Land Appeals, or IBLA, issued a decision affirming the MMS’s decision requiring Decker to pay additional royalties.  On February 16, 2010, the United States District Court for the District of Montana vacated the IBLA decision and remanded the matter to the MMS for further administrative review in light of the District Court’s holding in Decker I.  As of March 31, 2010, the estimated additional assessed royalties (inclusive of interest) for the period 1993-2001 were approximately $11.0 million.  Decker estimates that even if the assessment for the 1993-2001 period were to be upheld, MMS’s eventual recovery may be nothing but could be up to $11.0 million.

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

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Caballo Coal Company Litigation — Spring Creek

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

Tax Contingencies

Our income tax calculations are based on application of the respective U.S. federal or state tax law.  Our tax filings, however, are subject to audit by the respective tax authorities.  Accordingly, we recognize tax benefits when it is more likely than not a position will be upheld by the tax authorities.  To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense.  We are not potentially liable for income tax contingencies related to periods prior to our IPO, as the income taxes recognized in our consolidated financial statements for such periods were reported in Rio Tinto America’s consolidated income tax returns, and Rio Tinto has agreed to indemnify us for any claims related to such income taxes.

Several audits involving our taxes, other than income taxes, currently are in progress.  We have provided our best estimate of taxes and related interest and penalties due for potential adjustments that may result from the resolution of such tax audits.

Concentrations of Risk and Major Customers

Approximately 85% and 82% of our revenues for the three months ended March 31, 2010 and 2009, respectively, were under multi-year contracts that specify pricing terms.  While the majority of the contracts are fixed-price contracts, certain contracts have adjustment provisions for determining periodic price changes.  For the three months ended March 31, 2010 and 2009, there was no single customer that represented more than 10% of consolidated revenues.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  The credit risk is controlled through credit approvals and monitoring procedures.

Guarantees and Off-Balance Sheet Risk

In the normal course of business, we are party to guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds and indemnities, which are not reflected on the consolidated balance sheet.  In our past experience, virtually no claims have been made against these financial instruments.  We do not expect any material losses to result from these guarantees or off-balance-sheet instruments.

United States federal and state laws require that we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company, or to provide a

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

letter of credit, typically through a bank.  Specific bond and or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  As of March 31, 2010, we had $519.4 million of surety bonds and $10.5 million of standby letters of credit to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  These surety bonds are collateralized by a restricted cash balance of $176.5 million and by $41.3 million of additional letters of credit.  As a result, total letters of credit issued under our revolving credit facility was $51.8 million, which reduced our borrowing capacity under the facility to $348.2 million.

8.  Retiree Medical Plan

In connection with our IPO, effective January 1, 2010, we implemented a postretirement medical plan (the “Retiree Medical Plan”) to provide certain postretirement medical benefits to eligible employees, which do not include Decker employees.  Total postretirement medical benefit cost for the three months ended March 31, 2010, was $1.3 million, consisting of service cost, interest cost and amortization of prior service cost of $579,000, $247,000 and $457,000, respectively.

9.  Related Party Transactions

Transitional Support Services

Following our IPO, Rio Tinto affiliates provided certain transitional support services to us pursuant to a transition services agreement.  Costs incurred under this agreement were included in selling general and administrative expenses and totaled $630,000 for the three months ended March 31, 2010.

We began leasing office space from Rio Tinto America during 2007.  Rental expense for this lease was $92,000 for each of the three-month periods ended March 31, 2010 and 2009.

Following the distribution of our interest in Colowyo Coal Company, L.P. and a uranium mining venture, we provided certain transitional management and administrative support services to the distributed entities on a cost reimbursement basis.  Fees for these transitional support services, which terminated in March 2009, were included as a reduction in operating expenses and totaled $1.4 million for the three months ended March 31, 2009.

Credit Arrangements and Guarantee Fees

While we were a subsidiary of Rio Tinto, Rio Tinto served as guarantor of our surety bonds and certain letters of credit securing our obligations that were issued on our behalf under Rio Tinto’s credit facilities.  In connection with the IPO structuring transactions, we agreed to use our commercially reasonable efforts to obtain new surety bonds, letters of credit or other credit arrangements and to obtain the full release of Rio Tinto with respect to the existing arrangements.  As of December 31, 2009, with the exception of our obligations with respect to Decker, Rio Tinto remained the guarantor and we maintained $80.2 million in restricted cash as collateral for the benefit of Rio Tinto.  As of March 31, 2010, we had obtained replacement surety bonds for $445.1 million of the $445.2 million in bonds for which Rio Tinto had been the guarantor.  Included in interest expense was $562,000 in fees Rio Tinto charged us in connection with transitional support of our credit arrangements for the three months ended March 31, 2010, and $418,000 of guarantee fees for the three months ended March 31, 2009.

Coal Sales

Revenues included sales of coal to Venture Fuels Partnership, a 50% owned coal marketing company, of $1.6 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively.

10.  Segment Information

Our management reviews, manages and operates our business as a single operating segment - coal production.  We produce low sulfur, steam coal from surface mines, located in the Western region of the U.S. within the PRB, which we sell

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

to electric utilities and industrial customers.  We have determined that we have one reportable segment primarily based on our chief operating decision maker assessing our performance and allocating resources based on a metric derived from our consolidated EBITDA financial measurement.  We define EBITDA as income from continuing operations plus depreciation and depletion, amortization, accretion, interest expense, and income tax provision, less interest income.  See Item 6 of our 2009 Form 10-K for additional information regarding EBITDA and its limitations compared to U.S. GAAP financial measures.

The following table presents a reconciliation of EBITDA to income from continuing operations for the three months ended March 31 (in thousands):

	2010	2009
EBITDA	$78,388	$97,314
Depreciation and depletion	(23,707)	(21,843)
Amortization	(3,197)	(8,510)
Accretion	(3,318)	(2,724)
Interest income	95	60
Interest expense	(12,776)	(469)
Income tax provision	(6,723)	(18,673)
Income from continuing operations	$28,762	$45,155

The following table presents a summary of total domestic and foreign revenues from external customers for the three months ended March 31 (in thousands):

	2010	2009
United States	$276,660	$315,891
Foreign	34,333	44,602
Total revenues from external customers	$310,993	$360,493

We attribute revenue to foreign countries based on the location of the customer.

As of March 31, 2010, all of our long-lived assets were located in the U.S.  All of our revenues for the three months ended March 31, 2010 and 2009 originated in the U.S.  Our segment revenue and segment total assets equal the reported amounts in the consolidated financial statements.

11.  Subsequent Events

In April 2010, we entered into a lease agreement for a corporate office in Broomfield, Colorado.  The lease is currently anticipated to commence in August 2010 and has an initial term of 126 months (10.5 years).  Total base rent for the entire initial term of the lease will be $8.1 million, resulting in average annual rent expense of $775,000.  This new lease agreement is expected to replace our existing sublease of office space in Greenwood Village, Colorado and will provide the additional office space necessary for the relocation of certain of our senior management and other functions from our existing office in Gillette, Wyoming.

In April 2010, Decker was awarded a sales contract for the production of coal for the period 2011 through 2013.  Tons to be delivered under the contract are as set forth below.  We own a 50% non-operating interest in Decker.

Tons
2010	500,000
2011	3,000,000
2012	3,000,000
2013	1,500,000
Total	8,000,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would” or similar words.  You should read statements that contain these words carefully, because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters.  There may be events in the future, however, that we are not able to predict accurately or control.  The factors listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Additional factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•                  future economic conditions, including the duration and severity of the global economic downturn and additional disruptions in global financial markets;

•                  the contract prices we receive for coal and our customers’ ability to honor contract terms;

•                  market demand for domestic and foreign coal, electricity and steel;

•                  safety and environmental laws and regulations, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage, gaseous emissions or ash handling, as well as related costs and liabilities;

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

•                  disruptions in delivery or changes in pricing from third-party vendors of raw materials and other consumables that are necessary for our operations, such as explosives, petroleum-based fuel, tires, steel and rubber;

•                  our assumptions concerning coal reserve estimates;

•                  the terms of Cloud Peak Energy Resources LLC’s indebtedness;

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

•                  our liquidity, results of operations and financial condition, including amounts of working capital that are available; and

•                  other factors, including those discussed in Item 1A of our Form 10-K for the year ended December 31, 2009.

Overview

This Item 2 is intended to help the reader understand our results of operations and financial condition.  This discussion should be read in conjunction with our consolidated financial statements in Item 1 of this report and in our other Securities and Exchange Commission (SEC) filings, including our audited consolidated financial statements in Item 8 and Risk Factors in Item 1A of our 2009 Form 10-K.

We are the third largest producer of coal in the U.S. and in the Powder River Basin (“PRB”) based on 2009 coal production.  We operate some of the safest mines in the coal industry.  For 2009, Mine Safety and Health Administration (“MSHA”) data for employee injuries showed our mines had the lowest employee all injury incident rate among the five largest U.S. coal producing companies.  We operate solely in the PRB, the lowest cost coal producing region of the major coal producing regions in the U.S., and operate two of the four largest coal mines in the region and in the U.S.  Our operations include three wholly-owned surface coal mines, two of which, the Antelope Coal mine and the Cordero Rojo mine, are in Wyoming and one of which, the Spring Creek Coal mine, is in Montana.  We also own a 50% non-operating interest in a fourth surface coal mine in Montana, the Decker mine.  We produce sub-bituminous steam coal with low sulfur content and sell our coal primarily to domestic electric utilities.

As of December 31, 2009, we controlled approximately 1.0 billion tons of proven and probable coal reserves.  For the year ended December 31, 2009 and three months ended March 31, 2010 and 2009, we produced 93.3 million tons, 21.7 million tons and 22.7 million tons of coal and sold 103.3 million tons, 21.9 million tons and 25.2 million tons of coal, respectively.  The difference between tons produced and tons sold primarily represents tons of coal we purchased and resold.  Tons of coal we purchased and resold significantly declined in the first quarter as the result of the expiration of our significant broker sales contract further discussed below.

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

Historically, costs related to the acquisition of federal coal leases have increased.  This will result in higher depletion expense as we increase our mining activities at more recently acquired federal coal leases.  As is common in the PRB, coal seams at our existing mines naturally deepen at a gradient ranging up to approximately 3%; consequently, our mining costs per ton will correspondingly increase as mining advances.

In the first few months of 2010, there has been an increase in coal consumption as a result of normal seasonal changes in weather, increased natural gas prices and also due to improved economic conditions.  Although coal stockpiles remain high, many of our customers have begun to draw down their stockpiles and pricing levels have rebounded from the low point late in 2009.  As a result of our remaining unsold position for 2011 through 2013, we are well positioned to benefit from continued near-term demand and pricing.  If, however, the U.S. coal market returns to the depressed levels experienced in 2009, our revenues could be adversely affected.

We had one significant broker sales contract under which our subsidiary, Spring Creek Coal LLC, sold coal to a wholesale power generation company.  Due to the nature of the broker sales contract and the market conditions at the time Spring Creek Coal LLC executed the purchase contracts, our selling price for the coal was higher than our purchase price.  The contract expired following final deliveries made under the contract in the first quarter of 2010, and the related contract rights intangible asset has been fully amortized.  This broker sales contract contributed $14.4 million and $35.1 million of revenues for the three months ended March 31, 2010 and 2009, respectively.  Income before tax related to this contract was $5.2 million and $10.5 million for those same periods, respectively.  Our revenues and operating income will be negatively impacted in future periods as a result of the expiration of this contract.

Basis of Presentation

Initial Public Offering and IPO Structuring Transactions

On November 19, 2009, Cloud Peak Energy Inc. became a publicly owned holding company through the completion of an initial public offering (our “IPO”), and simultaneous acquisition of 51% of the common membership units in CPE Resources.  Prior to our IPO and the related structuring transactions, CPE Resources was a wholly-owned subsidiary of RTEA, which is our predecessor for financial reporting purposes.  For additional details of this transaction, please consult Note 2 of Notes to Consolidated Financial Statements in our 2009 Form 10-K.

For all periods presented, our historical consolidated financial statements include the accounts of CPE Resources and its subsidiaries.  Our consolidated financial statements as of and for the three months ended March 31, 2010, include the accounts of Cloud Peak Energy Inc. and our financial results for the three months ended March 31, 2009, include the accounts of RTEA, which was the parent company of CPE Resources prior to our IPO structuring transactions (further explained below).  As a result of our IPO structuring transactions, our consolidated financial statements reflect Cloud Peak Energy Inc. as the parent company and no longer include the accounts of RTEA, the former parent company.  Rio Tinto’s remaining ownership interest in CPE Resources is reported as a noncontrolling interest in our consolidated financial statements for periods following our IPO.

The IPO structuring transactions and related agreements were entered into by Cloud Peak Energy Inc., CPE Resources, RTEA and other Rio Tinto affiliates while they were under common control by Rio Tinto.  In accordance with U.S. GAAP, we did not adjust the historical financial reporting carrying amounts of our assets and liabilities in connection with the IPO structuring transactions.

Our IPO and the related structuring transactions had significant effects on the comparability of our consolidated results of operations and cash flows for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  These effects include the following:

•                  Cost Structure:  Prior to our IPO, we prepared our financial statements on a carve-out basis.  Accordingly, our operating results for the three months ended March 31, 2009, included allocations of expenses incurred on our behalf by Rio Tinto affiliates.  Our pre-IPO operating results also reflect significant expenses that were incurred in connection with Rio Tinto’s divestiture of our business.  Our operating results for the three months ended March 31, 2010, are no longer affected by Rio Tinto expense allocations and divestiture expenses.

•                  Income Taxes:  Prior to our IPO, our taxable income was included in Rio Tinto America’s consolidated federal income tax return and we recognized income tax expense in our carve-out consolidated financial statements on a stand-alone, separate-return basis.  As a result of our IPO and related structuring transactions, we recognize income taxes in our consolidated financial statements based on pre-tax income that we expect to report in Cloud Peak Energy Inc.’s federal income tax return, which consists primarily of our interest (51.7% as of March 31, 2010) in CPE Resources’ pre-tax income.  We do not recognize any income taxes that Rio Tinto America may be subject to in connection with its noncontrolling interest (48.3% as of March 31, 2010) in CPE Resources, which is generally not a tax-paying entity.  Because we no longer recognize income taxes on the noncontrolling interest share of CPE Resources’ pre-tax income, our effective income tax rate (i.e., total income tax expense as a percentage of total pre-tax income) generally will be lower in periods following our IPO, based on our ownership interest in CPE Resources.

•                  Tax Receivable Agreement:  In connection with our IPO, Cloud Peak Energy Inc. entered into a Tax Receivable Agreement with RTEA and recognized a liability for the undiscounted amounts that we estimate will be paid to RTEA under this agreement.  The amounts to be paid will be determined based on a calculation of future income tax savings that we actually realize as a result of the tax basis increase that resulted from our IPO structuring transactions.  Periodically, we will adjust the estimated liability to reflect an updated forecast of our future taxable income, and these adjustments will be reflected in our operating results.  The assumptions reflected in our estimates involve significant judgment and are subject to substantial uncertainty about future events.  Changes in these estimates may have material and unpredictable effects on our future operating results.

•                  Noncontrolling Interest:  Prior to our IPO and related structuring transactions, our consolidated subsidiaries, including CPE Resources, were wholly owned by RTEA, except for Decker, which is proportionately consolidated as discussed below.  As a result of our IPO structuring transactions and the effects of post-IPO restricted stock grants, Cloud Peak Energy Inc. holds a 51.7% interest in CPE Resources as of March 31, 2010.  Our consolidated balance sheets as of March 31, 2010 and December 31, 2009, reflect a noncontrolling interest in equity for the 48.3% interest in CPE Resources held by Rio Tinto.  However, the carrying amount of the noncontrolling interest and the portion of our net income that is attributable to the noncontrolling interest is not equal to 48.3% of consolidated equity or of our consolidated net income due to the effects of income taxes and related agreements that pertain solely to Cloud Peak Energy Inc.

The effects of our IPO and related structuring agreements on our financial condition and results of our operations are described further in our 2009 Form 10-K.

Discontinued Operations

In March 2009, CPE Resources entered into an agreement to sell its ownership interest in the Jacobs Ranch mine, a coal mine in Wyoming, to Arch Coal, Inc.  This transaction closed on October 1, 2009, and the proceeds from this sale were distributed to Rio Tinto America.  Our consolidated results of operations and cash flows for the three months ended March 31, 2009, include discontinued operations related to the Jacobs Ranch mine.  Consequently, the discussion of our results of operations below focuses on continuing operations as reported in our historical consolidated financial statements.  Any forward-looking statements exclude the discontinued operations.

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

Results of Operations

The following table presents our operating results for the three months ended March 31, 2010 and 2009 (in millions; unaudited):

	2010	2009
Revenues	$311.0	$360.5
Costs and expenses
Cost of product sold	216.7	249.2
Depreciation and depletion	23.7	21.8
Amortization	3.2	8.5
Accretion	3.3	2.7
Selling, general and administrative expenses	16.3	14.2
Total costs and expenses	263.2	296.4
Operating income	47.8	64.1
Other income (expense)
Interest income	0.1	0.1
Interest expense	(12.7)	(0.5)
Other, net	—	0.1
Total other expense	(12.6)	(0.3)
Income from continuing operations before income tax provision and earnings from unconsolidated affiliates	35.2	63.8
Income tax provision	(6.7)	(18.7)
Earnings from unconsolidated affiliates, net of tax	0.3	0.1
Income from continuing operations	28.8	45.2
Income from discontinued operations	—	11.6
Net income	28.8	56.8
Less: Income attributable to noncontrolling interest	17.2	—
Income attributable to controlling interest	$11.6	$56.8

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenues

Revenues were approximately $311.0 million for the three months ended March 31, 2010, compared to approximately $360.5 million for the three months ended March 31, 2009, a decrease of $49.5 million or 13.7%.

Revenues from the sale of coal produced at the three mines that we own and operate is the largest portion of our revenue, and totaled $264.0 million for the first quarter of 2010, compared to $268.0 million for the first quarter of 2009.  This $4.0 million or 1.5% decrease reflects a 1.2% increase in the average price per ton of coal sold, to $12.28 in 2010 from $12.13 in 2009, offset by a 2.7% decrease in shipments, to 21.5 million tons in 2010 from 22.1 million tons in 2009.

Our share of revenues from coal produced at the Decker mine also decreased by $4.1 million or 55.2% to $3.3 million for the first quarter of 2010 compared to the first quarter of 2009, reflecting a decline in shipments partially offset by a higher average sales price per ton.  In April 2010, Decker entered into a sales contract that will extend production and mine life into 2013.

The remaining balance of our revenues, which consist primarily of broker coal sales and billings for transportation and delivery services, totaled $43.7 million and $85.0 million for the three months ended March 31, 2010 and 2009, respectively.  This decrease is primarily the result of the expiration of our significant broker sales contract (see “—Overview” above), weaker export revenues due to lower prices compared to the strong export revenues recorded in 2009, lower other broker coal sales and lower revenues from transportation and delivery services as a result of a lower volume of coal sold on a delivered basis.  Other revenues in the first quarter of 2010 included $4.7 million from contract buyout settlements.

Cost of Product Sold

Cost of product sold, excluding depreciation, depletion, amortization and accretion, was $216.7 million for the first quarter ended March 31, 2010, compared to $249.2 million for the first quarter ended March 31, 2009, a $32.5 million or 13.0% decrease.  Cost of product sold was 69.7% and 69.1% of revenues for those same periods, respectively.

The largest component of cost of product sold is the cost of coal produced at the three mines that we own and operate, which totaled $182.2 million in 2010, compared to $182.8 million in 2009, a decrease of approximately 0.3%.  This moderate decrease reflects the 2.7% decrease in tons shipped from our mines, partially offset by a 2.5% increase in the cost per ton of coal produced, to $8.48 in 2010 from $8.27 in 2009.  The increase in the cost per ton of coal produced is primarily the result of an increase in diesel fuel and lubricants, which reflects the higher average cost of diesel fuel in 2010 compared to 2009.  Excluding fuel and lubricants, the cost per ton of coal produced declined slightly, reflecting decreases in unit costs for royalties and taxes, mining and maintenance contractors and repairs and supplies.  Our share of the cost of coal produced by the Decker mine decreased $3.3 million in 2010 reflecting lower production volumes partially offset by higher unit production costs.

Cost of product sold also decreased in the first quarter of 2010 compared to the first quarter of 2009 due to the expiration of our significant broker sales contract (see “—Overview” above), the decrease in other broker sales revenues, a lower volume of sales on a delivered basis where we arranged transportation and a $3.4 million favorable adjustment to freight costs in the first quarter of 2010 for the write off of certain prior year accruals, which were considered immaterial.

Depreciation and Depletion

Depreciation and depletion expense was $23.7 million for the three months ended March 31, 2010, compared to $21.8 million for the three months ended March 31, 2009, an increase of $1.9 million, or 8.7%.  The increase is primarily attributable to a $1.8 million increase in depreciation as a result of a higher capital base following increased investment and capital expenditures in recent years.

Amortization

Amortization expense was $3.2 million and $8.5 million for the three months ended March 31, 2010 and 2009, respectively.  The $3.2 million in amortization expense for the first quarter of 2010 represents the final amortization related to our significant broker sales contract that expired in March 2010, and decreased from 2009 correspondingly with the decrease in revenue related to that contract (see “—Overview” above).

Accretion

Accretion expense was $3.3 million and $2.7 million for the three months ended March 31, 2010 and 2009, respectively.  The nominal increase reflects the lack of significant overall changes in our asset retirement obligations and the related discount rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.3 million for the three months ended March 31, 2010, compared to $14.2 million for the three months ended March 31, 2009.  This $2.1 million or 14.8 % increase represents recurring and nonrecurring costs related to becoming a stand-alone, public company.

Other Income (Expense)

Interest income was $0.1 million for each of the three month periods ended March 31, 2010, and 2009 and consisted of interest earned on short-term investments.  Interest expense increased to $12.7 million during the three months ended March 31, 2010, from $0.5 million for the three months ended March 31, 2009.  This increase resulted primarily from the issuance of our senior notes on November 25, 2009, including accretion of original issue discount and amortization of deferred financing costs.  Interest expense is net of capitalized interest of $5.9 million and $3.7 million for the three months ended March 31, 2010 and 2009, respectively.  See “—Liquidity and Capital Resources—Senior Unsecured Notes” below.

Income Tax Provision

Income tax expense decreased to $6.7 million for the three months ended March 31, 2010 from $18.7 million for the three months ended March 31, 2009.  The decrease is due to lower income before taxes and also due to the effect of the noncontrolling interest portion of income for which we do not recognize any income tax expense.  The effective income tax rate decreased to 19.1% for the three months ended March 31, 2010 from 29.3% for the three months ended March 31, 2009, which was also primarily attributable to the effect of the noncontrolling interest that reduced our effective tax rate by approximately 16.9%.  See Note 4 of Notes to Unaudited Consolidated Financial Statements in Item 1.

Discontinued Operations

There were no discontinued operations for the first quarter of 2010.  Income from discontinued operations, net of income tax, of $11.6 million for the first quarter of 2009 represented the results from the Jacobs Ranch mine, which was sold on October 1, 2009.

Income Attributable to Noncontrolling Interest

Income attributable to noncontrolling interest of $17.2 million for the three months ended March 31, 2010, represents Rio Tinto’s interest in CPE Resources’ net income.  There was no noncontrolling interest prior to our IPO on November 19, 2009.

Income Attributable to Controlling Interest

As a result of the factors discussed above, income attributable to controlling interest for the three months ended March 31, 2010, was $11.6 million compared to net income of $56.8 million for the three months ended March 31, 2009.

Liquidity and Capital Resources

Total unrestricted cash and cash equivalents as of March 31, 2010 and December 31, 2009, was $255.4 million and $268.3 million, respectively.  We also maintained $176.5 million and $80.2 million in restricted cash accounts as of those same dates, respectively, which collateralize outstanding surety bonds securing our obligations to reclaim lands used for mining and to secure coal lease obligations.

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations and borrowing capacity under our $400 million revolving credit facility.  As of March 31, 2010, our borrowing capacity under the revolving credit facility was $348.2 million as a result of letters of credit issued under the facility.  Our ability to borrow under our revolving credit facility is subject to the terms and conditions of the facility, including our compliance with financial and non-financial covenants.

Our primary uses of cash include our cash costs of coal production; planned capital expenditures; interest payments on our senior notes commencing on June 15, 2010; federal coal lease installment payments; on-going payments to RTEA under the Tax Receivable Agreement and pro-rata distributions to the Rio Tinto members of CPE Resources.

We believe the above sources will be sufficient to fund our primary uses of cash for the next 12 months.

Continuing Operations

Net cash provided by operating activities from continuing operations was $84.0 million for the three months ended March 31, 2010, compared to $134.2 million for the three months ended March 31, 2009.  This $50.2 million decrease reflects a decrease in net income of $16.4 million, an increase in non-cash expenses and other adjustments before changes in working capital of $10.5 million and a $44.3 million decrease in working capital.  The increase from adjustments before changes in working capital was largely due to a change in deferred taxes.  The decrease in working capital was largely driven by a reduction in related-party receivables as a result of changes in our relationship with Rio Tinto through the IPO structuring transaction.

Net cash used in investing activities from continuing operations was $96.7 million for the three months ended March 31, 2010, compared to $135.1 million for the three months ended March 31, 2009.  The $38.4 million decrease in cash used in investing activities from continuing operations was primarily the result of a $111.3 million decrease in cash advances to affiliates as a result of the cessation of the cash management program we were under with Rio Tinto prior to the IPO structuring transactions; a $9.6 million decrease in refundable deposit payments and a $13.2 million decrease in purchases of property, plant and equipment.  These decreases were partially offset by a $96.3 million increase in restricted cash to collateralize surety bonds obligations.  See “—Off-Balance Sheet Arrangements” below.

Net cash used in financing activities from continuing operations was $0.2 million for the three months ended March 31, 2010, compared to $28.0 million for the three months ended March 31, 2009.  This decrease in cash used in financing activities from continuing operations was primarily attributable to a $27.8 million reduction in repayments of other long-term debt.

Discontinued Operations

There were no discontinued operations for the 2010 period.  Net cash provided from discontinued operations of $34.0 million for the first quarter of 2009 is a result of cash provided from the Jacobs Ranch mine which was sold on October 1, 2009.

Senior Unsecured Notes

Our senior notes due in 2017 (the “2017 Notes”) and senior notes due in 2019 (the “2019 Notes”), which we refer to collectively as the senior notes, each have an outstanding aggregate principal amount of $300.0 million as of March 31, 2010.  Net of original issue discounts, the aggregate balance reflected on the balance sheet as of March 31, 2010, was $595.4 million.  The 2017 Notes and 2019 Notes bear interest at fixed annual rates of 8.25% and 8.50%, respectively, and mature on December 15, 2017 and 2019, respectively.  There are no mandatory redemption or sinking fund payments for the senior notes and interest payments are due semi-annually on June 15 and December 15, beginning on June 15, 2010, with an initial interest payment of $27.9 million.

The indenture governing the senior notes, among other things, limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness and issue preferred equity; pay dividends or distributions; repurchase equity or repay subordinated indebtedness; make investments or certain other restricted payments; create liens; sell assets; enter into agreements that restrict dividends, distributions or other payments from restricted subsidiaries; enter into transactions with affiliates; and consolidate, merge or transfer all or substantially all of their assets and the assets of their restricted subsidiaries on a combined basis.  We were in compliance with all financial and non-financial covenants as of March 31, 2010.

Senior Secured Revolving Credit Facility

As of March 31, 2010, no amounts had been drawn under our $400.0 million credit facility and $51.8 million was committed in connection with the issuance of letters of credit.  The letters of credit are used as collateral to secure our obligations to reclaim lands used for mining.  See “—Off-Balance Sheet Arrangements” below.

We are subject to financial maintenance covenants based on EBITDA (which is defined in the credit agreement and may not be the same as EBITDA presented elsewhere in this report or our other public disclosures), as well as non-financial covenants that restrict certain corporate activities and certain of our subsidiaries.  The credit agreement contains customary events of default with customary grace periods and thresholds.  We were in compliance with all financial and non-financial covenants as of March 31, 2010.

Federal Coal Leases

Our federal coal lease obligations consist of amounts payable to the Bureau of Land Management under leases, each of which require five equal annual payments.  The remaining aggregate annual payments under our existing federal coal leases total $197.0 million, with $63.8 million due in 2010 of which none was due during the first quarter of 2010.  The outstanding principal balance of our federal coal lease obligations was $169.1 million as of March 31, 2010.  The $27.9 million difference between the total payments and the principal balance reflected on our balance sheet represents imputed interest, which will be recognized over the remainder of the lease terms.

Off-Balance Sheet Arrangements

In the normal course of business, we are party to a number of arrangements that secure our performance under certain legal obligations.  These arrangements include letters of credit and surety bonds.  We use these arrangements primarily to comply with federal and state laws that require us to secure the performance of certain long-term obligations, such as mine closure or reclamation costs, coal lease obligations, state workers’ compensation and federal black lung liabilities.  These arrangements are typically renewable annually.

As of March 31, 2010, we had $571.2 million in surety bonds and outstanding letters of credit that are not reflected in our consolidated balance sheet.  While we were a subsidiary of Rio Tinto, Rio Tinto maintained our surety bonds and facilitated the issuance of letters of credit on our behalf.  Pursuant to our IPO structuring transactions, we agreed to use our commercially reasonable efforts to obtain new surety bonds, letters of credit or other credit arrangements and to obtain the full release of Rio Tinto with respect to any existing arrangements.  As of March 31, 2010, we had completed the replacement of $445.1 million of the $445.2 million in surety bonds and letters of credit provided by Rio Tinto on our behalf.  Our surety bonds are primarily collateralized by a restricted cash balance of $176.5 million and by a $41.3 million letter of credit.

As of March 31, 2010, we used surety bonds and letters of credit to secure outstanding obligations as follows (in millions):

	Surety Bonds	Letters of Credit	Total
Reclamation obligations(1)	$492.5	$10.5	$503.0
Collateral for Decker surety bonds(2)	—	41.3	41.3
Lease obligations(3)	26.8	—	26.8
Other obligations(4)	0.1	—	0.1
	$519.4	$51.8	$571.2

(1)                                  Reclamation obligations include amounts to secure performance related to our outstanding obligations to reclaim areas disturbed by our mining activities and are a requirement under our state mining permits.  Includes $74.2 million representing our 50% share of surety bonds securing Decker’s reclamation obligations and $10.5 million in letters of credit issued under our revolving credit facility to secure our 50% share of additional Decker reclamation obligations.

(2)                                  Represents letters of credit issued under our revolving credit facility collateralizing Decker’s surety bonds.

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

Recent Accounting Pronouncements

In April 2010, the FASB issued an accounting standard update, amending disclosure requirements related to income taxes as a result of the Patient Protection and Affordable Care Act, which became law on March 23, 2010, and was subsequently amended on March 30, 2010.  Beginning in 2014, the tax deduction available to companies for expenses that are reimbursed under the Medicare Part D retiree drug subsidy program will be reduced.  Since our retiree medical plan does not qualify for this tax deduction, there was no impact to our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices.  We believe our principal market risks are commodity price risk and interest rate risk.

Commodity Price Risks

Market risk includes the potential for changes in the market value of our coal portfolio.  As of March 31, 2010, our planned 2010 production was fully committed and 70% of our planned 2011 production had been committed.  Due to the long-term nature of our forward sales position, we are not able to quantify our market risk relative to current quoted market prices.  In addition, assuming our customers take and pay for the coal volumes as set forth in our contracts; our 2010 commodity price risk is limited.  Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations, rather than through the use of derivative instruments.

We also face price risk involving other commodities used in our production process.  We believe that price risks associated with diesel fuel and explosives are significant because of the recent price fluctuations for these commodities.  If we assume that we use the same quantities of these commodities in 2010 as we did in 2009 and further assume that the average costs of diesel fuel and explosives increase by 30%, we would incur additional fuel and explosive costs of approximately $14.9 million and $13.1 million, respectively, in 2010.  Historically, we have not hedged commodities such as diesel fuel.  We may enter into hedging arrangements in the future.

Interest Rate Risk

Our credit facility is subject to an adjustable interest rate.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Revolving Credit Facility.” We had no outstanding borrowings under our credit facility as of March 31, 2010.  To the extent that we borrow under the revolving credit facility, we may be subject to increased sensitivity to interest rate movements as they relate to CPE Resources’ ability to repay its debt.  Any future debt arrangements that we enter into may also require borrowings at adjustable interest rates that may increase our sensitivity to interest rate movements.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

In the process of preparing our consolidated financial statements for prior periods, in connection with our 2009 IPO, we identified material weaknesses in our internal controls over financial reporting that contributed to a restatement of our 2005, 2006 and 2007 consolidated financial statements and June 30, 2008, interim consolidated financial statements.  Prior to our IPO, as an indirect wholly-owned subsidiary of Rio Tinto, we were not required to and we did not maintain a sufficient complement of personnel with an appropriate level of accounting, taxation and financial reporting knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements on a stand-alone basis and the complexity of our operations and transactions.  We also did not maintain an adequate system of processes and internal controls sufficient to support our financial reporting requirements and produce timely and accurate U.S. GAAP consolidated financial statements consistent with being a stand-alone public company.

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

In preparation for the filing of our 2009 Form 10-K, management performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, and concluded that the previously identified material weaknesses were not yet remediated.  As a result, during the quarter ended March 31, 2010, we continued to identify and implement changes and improvements in our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses.  These changes include:

•                  furthering personnel, policy and procedure changes as part of our on-going program to strengthen the organization structure, financial reporting procedures and system of internal control over financial reporting; and

•                  continuing to make other changes to improve the effectiveness of our internal control over financial reporting, including upgrading our financial reporting function and determining our processes for documenting and testing our key internal controls.

These remedial steps will need to be placed in operation for a sufficient period of time before we can evaluate the overall effectiveness of our remediation plan and be able to conclude that the material weaknesses have been remediated.  As such, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures, which are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, were ineffective as of March 31, 2010.

Notwithstanding the identified material weaknesses, management concluded that the financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial condition, results of operations and cash flows of Cloud Peak Energy Inc. as of and for the periods presented in conformity with U.S. GAAP.

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

Changes in Internal Control Over Financial Reporting

As described above, there were changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 7 to the unaudited consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings, which information is incorporated by reference herein.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties described in Item 1A of our 2009 Form 10-K.  The risks described in our 2009 Form 10-K are not the only risks we may face.  If any of those risk factors, as well as other risks and uncertainties that are not currently known to us or that we currently believe are not material, actually occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected.  In our judgment, there were no material changes in the risk factors as previously disclosed in Item 1A of our 2009 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index at page 27 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ MICHAEL BARRETT
Date: May 12, 2010		Michael Barrett
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

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