Form 10-Q
period 2010-06-30
CLOUD PEAK ENERGY INC.
filed 2010-08-05
CIK 1441849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

There were 31,500,001 shares of common stock with a par value of $0.01 per share outstanding at July 31, 2010.

CLOUD PEAK ENERGY INC.

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$249,562	$268,316
Restricted cash	218,345	80,180
Accounts receivable, net	77,944	82,809
Due from related parties	1,949	8,340
Inventories	68,461	64,199
Deferred income taxes	280	280
Other assets	20,122	7,321
Total current assets	636,663	511,445
Property, plant and equipment, net	957,711	987,143
Intangible assets, net	—	3,197
Goodwill	35,634	35,634
Deferred income taxes	84,460	100,520
Other assets	39,341	39,657
Total assets	$1,753,809	$1,677,596
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$49,917	$57,304
Royalties and production taxes	116,096	102,912
Accrued expenses	46,518	47,763
Current portion of tax agreement liability	758	758
Current portion of other long-term debt	55,881	55,282
Total current liabilities	269,170	264,019
Tax agreement liability, net of current portion	53,751	53,751
Senior notes	595,500	595,321
Other long-term debt, net of current portion	115,588	123,085
Asset retirement obligations, net of current portion	179,601	175,940
Other liabilities	22,779	20,002
Total liabilities	1,236,389	1,232,118
Commitments and contingencies (Note 7)
Equity
Common stock ($0.01 par value; 200,000,000 shares authorized; 31,501,676 and 31,449,002 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	315	314
Additional paid-in capital	254,627	251,083
Retained earnings	36,080	8,459
Accumulated other comprehensive loss	(6,696)	(6,951)
Total Cloud Peak Energy Inc. shareholders’ equity	284,326	252,905
Noncontrolling interest	233,094	192,573
Total equity	517,420	445,478
Total liabilities and equity	$1,753,809	$1,677,596

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$341,603	$343,552	$652,596	$704,045
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	240,173	225,647	456,841	474,819
Depreciation and depletion	25,508	22,493	49,215	44,336
Amortization	—	7,741	3,197	16,251
Accretion	3,248	2,733	6,566	5,457
Selling, general and administrative expenses	14,368	15,407	30,645	29,511
Total costs and expenses	283,297	274,021	546,464	570,374
Operating income	58,306	69,531	106,132	133,671
Other income (expense)
Interest income	132	82	227	142
Interest expense	(12,006)	(477)	(24,782)	(946)
Other, net	39	39	39	65
Total other expense	(11,835)	(356)	(24,516)	(739)
Income from continuing operations before income tax provision and earnings from unconsolidated affiliates	46,471	69,175	81,616	132,932
Income tax provision	(8,777)	(19,959)	(15,500)	(38,632)
Earnings from unconsolidated affiliates, net of tax	1,476	407	1,816	478
Income from continuing operations	39,170	49,623	67,932	94,778
Income from discontinued operations, net of tax	—	10,793	—	22,447
Net income	39,170	60,416	67,932	117,225
Less: Net income attributable to noncontrolling interest	23,312	—	40,477	—
Net income attributable to controlling interest	$15,858	$60,416	$27,455	$117,225
Amounts attributable to controlling interest common shareholders:
Income from continuing operations	$15,858	$49,623	$27,455	$94,778
Income from discontinued operations	—	10,793	—	22,447
Net income	$15,858	$60,416	$27,455	$117,225

Earnings per common share attributable to controlling interest:
Basic
Income from continuing operations	$0.52	$0.83	$0.90	$1.58
Income from discontinued operations	—	0.18	—	0.37
Net income	$0.52	$1.01	$0.90	$1.95
Weighted-average shares outstanding – basic	30,600,000	60,000,000	30,600,000	60,000,000
Diluted
Income from continuing operations	$0.51	$0.83	$0.89	$1.58
Income from discontinued operations	—	0.18	—	0.37
Net income	$0.51	$1.01	$0.89	$1.95
Weighted-average shares outstanding – diluted	60,140,222	60,000,000	60,120,173	60,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
Balances at December 31, 2009	$314	$251,083	$8,459	$(6,951)	$192,573	$445,478
Comprehensive income
Net income	—	—	27,455	—	40,477	67,932
Retiree medical plan, net of tax	—	—	—	255	374	629
Total comprehensive income						68,561
Stock compensation	—	3,545	—	—	—	3,545
Restricted stock issuance	1	(1)	—	—	—	—
Distribution	—	—	—	—	(164)	(164)
Change in ownership allocation	—	—	166	—	(166)	—
Balances at June 30, 2010	$315	$254,627	$36,080	$(6,696)	$233,094	$517,420

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from continuing operations
Operating activities
Income from continuing operations	$67,932	$94,778
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and depletion	49,215	44,336
Amortization	3,197	16,251
Accretion	6,566	5,457
Earnings from unconsolidated affiliates	(1,816)	(478)
Distributions of income from equity investments	15	4,000
Deferred income taxes	15,500	(5,182)
Stock compensation expense	3,545	460
Other, net	2,296	230
Changes in operating assets and liabilities:
Accounts receivable, net	4,865	1,137
Inventories	(4,238)	(5,971)
Due to or from related parties	6,391	58,873
Other assets	(12,823)	221
Accounts payable and accrued expenses	(3,447)	26,940
Asset retirement obligations	(2,685)	(1,287)
Net cash provided by operating activities from continuing operations	134,513	239,765
Investing activities
Purchases of property, plant and equipment	(8,511)	(69,358)
Return of restricted cash	80,180	—
Restricted cash deposit	(218,345)	—
Proceeds from sales of assets	471	71
Cash advances to affiliate	—	(175,961)
Net cash used in investing activities from continuing operations	(146,205)	(245,248)
Financing activities
Repayments on other long-term debt	(6,898)	(27,751)
Distributions to Rio Tinto America	(164)	(241)
Net cash used in financing activities from continuing operations	(7,062)	(27,992)
Net cash used in continuing operations	(18,754)	(33,475)
Cash flows from discontinued operations
Net cash from operating activities	—	42,278
Net cash from investing activities	—	(5,124)
Net cash provided by discontinued operations	—	37,154
Net increase (decrease) in cash and cash equivalents	(18,754)	3,679
Cash and cash equivalents at beginning of period	268,316	15,935
Cash and cash equivalents at end of period	$249,562	$19,614

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

Basis of Presentation

These unaudited consolidated financial statements of CPE Inc. and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2009 and 2008, and for each of the three years ended December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects the financial position as of June 30, 2010, and the results of operations and cash flows of the Company for the three and six months ended June 30, 2010 and 2009, in conformity with U.S. GAAP.  Interim results for the three and six months ended June 30, 2010, may not be indicative of results that will be realized for the full year ending December 31, 2010.

Our first quarter 2010 operating results included a $3.4 million favorable adjustment to freight expense for the write off of certain prior year accruals, which were considered immaterial.  This adjustment increased net income and income attributable to the controlling interest by $2.8 million and $1.1 million, respectively, and increased related basic and diluted earnings per share amounts by $0.03 and $0.05, respectively, for the three months ended March 31, 2010.

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

Pre-IPO Expense Allocations

For the three and six months ended June 30, 2009, our unaudited consolidated financial statements included allocations of certain general and administrative expenses incurred by Rio Tinto America and other Rio Tinto affiliates.  Rio Tinto America provided various services and other support to the Company, including tax, treasury, corporate secretary, legal, procurement, information systems and technology, human resources, accounting and insurance/risk management in the ordinary course of business.  Our unaudited consolidated statements of operations for the three and six months ended June 30, 2009, included allocations of expenses incurred by Rio Tinto America and other Rio Tinto affiliates totaling $5.1 million and $10.5 million, respectively.  Of this amount, $4.6 million and $9.1 million was included in selling, general and administrative expenses and the remaining $0.5 million and $1.4 million was included in cost of product sold for the three and six month periods ended June 30, 2009, respectively.  Also included in selling, general and administrative expenses for the three and six months ended June 30, 2009, were costs of $3.4 million and $7.2 million, respectively, incurred as a result of actions to divest RTEA, either through a trade sale or an initial public offering.  For the three and six months ended June 30, 2010, other than the expenses incurred under the transition services agreement (see Note 9), we are no longer incurring costs for services provided by Rio Tinto.  However, we are now incurring costs through the addition of employees, consultants and other professional service providers to support the necessary functions of a stand-alone, public company.

Discontinued Operations

There were no discontinued operations for the three or six months ended June 30, 2010.  On October 1, 2009, we completed the sale of our membership interest in Jacobs Ranch Coal LLC, which owned and operated the Jacobs Ranch mine, to Arch Coal, Inc.  The Jacobs Ranch mine was classified as held for sale and reported as discontinued operations as of March 1, 2009.  As a result, the unaudited consolidated financial statements report the results of operations and cash flows of the Jacobs Ranch mine as discontinued operations for the three and six months ended June 30, 2009.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, amending disclosure requirements related to income taxes as a result of the Patient Protection and Affordable Care Act, which became law on March 23, 2010.  Beginning in 2014, the tax deduction available to companies for expenses that are reimbursed under the Medicare Part D retiree drug subsidy program will be reduced.  Since our retiree medical plan did not reimburse for expenses under the Medicare Part D retiree drug subsidy program, we did not take the tax deduction, and there is no impact to our unaudited consolidated financial statements.

Subsequent Events

All events occuring on and through August 4, 2010, which is the date the financial statements were issued, were evaluated and considered as to whether any occurence should affect the unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.  Inventories

Inventories, net as of June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	2010	2009
Materials and supplies	$65,525	$60,868
Coal stockpiles and finished product	2,936	3,331
	$68,461	$64,199

Materials and supplies were stated net of an obsolescence allowance of $1.3 million and $1.3 million as of June 30, 2010 and December 31, 2009, respectively.  We recognized a provision to increase the allowance by $112,000 and $396,000 for the three- and six-month periods ended June 30, 2010.  We recorded inventory charge-offs of $19,000 and $405,000 for the same periods.

We recognized a provision to increase the allowance by $80,000 and $270,000 for the three- and six-month periods ended June 30, 2009.  We recorded inventory charge-offs of $273,000 and $403,000 for the same periods, respectively.

3.  Fair Value of Financial Instruments

Our financial instruments included cash and cash equivalents, restricted cash, accounts receivable, amounts due from related parties, accounts payable and certain current liabilities.  Due to the short-term nature of these instruments, we believe that their carrying amounts approximated fair value.  In addition, we have long-term debt consisting primarily of the senior notes and federal coal lease obligations.  The approximate fair values of our senior notes and federal coal lease obligations were $601.9 million and $176.8 million, respectively, at June 30, 2010.  The fair value of the senior notes was based on market prices as of June 30, 2010.  The fair value estimates for the federal coal leases were determined by discounting the remaining lease payments using a current estimate of the credit-adjusted, risk-free interest rate based on our current credit rating.  The fair value of other long-term debt approximated its carrying amount at June 30, 2010.

4.  Income Taxes

For periods prior to our IPO, our consolidated financial statements were prepared on a carve-out basis, and RTEA’s current and deferred taxes were calculated on a stand-alone, separate return basis.  RTEA provided for income taxes on substantially all pre-tax income reported in our consolidated financial statements for pre-IPO periods.  For periods following our IPO, CPE Inc. is required to file a separate federal corporate income tax return and to recognize income taxes on its pre-tax income, which to date has consisted solely of its share (approximately 51.7% as of June 30, 2010) of CPE Resources’s pre-tax income.  We do not recognize any income taxes that Rio Tinto America may be subject to in connection with its noncontrolling interest (48.3% as of June 30, 2010) in CPE Resources as it is generally a nontaxable entity.  Because we no longer recognize income taxes on the noncontrolling interest share of CPE Resources’s pre-tax income, our effective income tax rate (i.e., total income tax expense as a percentage of total pre-tax income) generally is lower in periods following our IPO, based on our ownership interest in CPE Resources.

Our effective tax rate for continuing operations is shown below for the three- and six-month periods ended June 30, 2010 and 2009, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Tax expense	$8,777	$19,959	$15,500	$38,632
Effective tax rate	18.9%	28.9%	19%	29.1%

The effective tax rate decreased in the three and six months ended June 30, 2010, compared with the three and six months ended June 30, 2009, due to lower income before taxes and the effect of the noncontrolling interest portion of income for which we do not recognize any income tax expense.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rates shown above were lower than the statutory tax rate of 35% due to the noncontrolling interest, depletion, and other reconciling items for tax purposes.

5.  Equity and Comprehensive Income

Comprehensive income includes net income and other comprehensive income arising from activity related to our defined benefit employee benefit plans.  The following table summarizes the allocation of total comprehensive income between the controlling and noncontrolling interests for the three and six months ended June 30, 2010 (in thousands):

Three Months Ended June 30, 2010	Controlling Interest	Noncontrolling Interest	Total
Income from continuing operations before income tax provision and earnings from unconsolidated affiliates	$24,034	$22,437	$46,471
Income tax provision	(8,777)	—	(8,777)
Earnings from unconsolidated affiliates	938	875	1,813
Income taxes on earnings from unconsolidated affiliates	(337)	—	(337)
Net income	15,858	23,312	39,170
Other comprehensive income (loss):
Retiree medical plan adjustment	164	153	317
Income taxes on retiree medical plan adjustment	(60)	—	(60)
Total other comprehensive income	104	153	257
Total comprehensive income	$15,962	23,465	39,427

Six Months Ended June 30, 2010	Controlling Interest	Noncontrolling Interest	Total
Income from continuing operations before income tax provision and earnings from unconsolidated affiliates	$42,216	$39,400	$81,616
Income tax provision	(15,500)	—	(15,500)
Earnings from unconsolidated affiliates	1,154	1,077	2,231
Income taxes on earnings from unconsolidated affiliates	(415)	—	(415)
Net income	27,455	40,477	67,932
Other comprehensive income (loss):
Retiree medical plan adjustment	400	374	774
Income taxes on retiree medical plan adjustment	(145)	—	(145)
Total other comprehensive income	255	374	629
Total comprehensive income	$27,710	$40,851	$68,561

There was no noncontrolling interest for either the three or six months ended June 30, 2009.

6.  Earnings Per Share

There were no dilutive potential common shares prior to our IPO.  Following our IPO, dilutive potential common shares include restricted shares and options issued under our Long Term Incentive Plan (“LTIP”) and common shares that may be issued in exchange for CPE Resources common membership units held by Rio Tinto members.  We apply the treasury stock method to determine dilution from restricted shares and options and apply the if-converted method to determine dilution from the exchange of common membership units.  In applying the if-converted method, we assume that

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the Rio Tinto members have exchanged all of their membership units in CPE Resources for an equivalent number of shares of CPE Inc. common stock.  In this calculation, we increase the numerator to include CPE Resources’s income attributable to the noncontrolling interest and decrease the numerator to reflect the additional income tax expense that results from the attribution of additional CPE Resources’s income to CPE Inc.’s controlling interest in CPE Resources.  The calculation of such additional income tax expense reflects our combined federal and state statutory rate of 36%.

The following table summarizes the calculation of diluted earnings per share for the three and six months ended June 30, (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator for calculation of diluted earnings per share:
Income from continuing operations attributable to controlling interest shareholders	$15,858	$49,623	$27,455	$94,778
Add back income from continuing operations attributable to the noncontrolling interest, net of estimated income taxes	14,920	—	25,905	—
Numerator for diluted income from continuing operations per share	30,778	49,623	53,360	94,778
Income from discontinued operations	—	10,793	—	22,447
Numerator for diluted net income per share	$30,778	$60,416	$53,360	$117,225
Denominator for basic income per share – weighted-average shares outstanding	30,600	60,000	30,600	60,000
Weighted-average common shares from assumed exchange of CPE Resources common membership units held by noncontrolling interest	29,400	—	29,400	—
Dilutive effect of stock equivalents	140	—	120	—
Denominator for diluted earnings per share	60,140	60,000	60,120	60,000
Diluted earnings per share from continuing operations	$0.51	$0.83	$0.89	$1.58
Diluted earnings per share from discontinued operations	—	0.18	—	0.37
Diluted earnings per share	$0.51	$1.01	$0.89	$1.95

For the three months ended June 30, 2010, 33,510 restricted shares and 1,059,384 options outstanding under the LTIP were excluded from the diluted earnings per share calculation because they were anti-dilutive.

For the six months ended June 30, 2010, 2,400 restricted shares and 1,059,384 options outstanding under the LTIP were excluded from the diluted earnings per share calculation because they were anti-dilutive.

7.  Commitments and Contingencies

Commitments

Purchase Commitments

As of June 30, 2010, we had outstanding capital purchase commitments of $9.3 million and coal purchase commitments of $12.1 million.

In April 2008, we entered into an agreement to purchase land adjacent to our Antelope mine, whereby the seller may require us to pay a purchase price of $23.7 million between April 2013 and April 2018.  This payment is contingent upon the successful award of an LBA for the related mineral rights.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments

In April 2010, we entered into a lease agreement for a corporate office in Broomfield, Colorado.  The lease is currently anticipated to commence in August 2010 and has an initial term of 126 months (10.5 years).  Total base rent, including operating expenses, for the entire initial term of the lease will be $9.1 million, resulting in average annual rent expense of $860,000.  This new lease agreement is expected to replace our existing sublease of office space in Greenwood Village, Colorado (see Note 9).

Tax Receivable Agreement

We have recognized a liability for our estimated payments to RTEA under the Tax Receivable Agreement, of which $758,000 and $53.8 million are classified as current and noncurrent, respectively, as of June 30, 2010.  The estimated liability is based on forecasts of future taxable income over the anticipated life of our mining operations and reclamation activities, assuming no additional coal reserves are acquired.  The amounts to be paid will be determined based on a calculation of future income tax savings that we actually realize as a result of the tax basis increase that resulted from our IPO structuring transactions.  Periodically, we will adjust the estimated liability to reflect an updated forecast of our future taxable income, and these adjustments will be reflected in our operating results.  The assumptions used in our forecasts are subject to substantial uncertainty about our future business operations, and the actual payments that we are required to make under the Tax Receivable Agreement could differ materially from our estimates.

Based on our estimates as of June 30, 2010, we expect to make payments of $758,000 in 2010 and annual payments averaging approximately $7.7 million during 2011 to 2014, with the remaining balance due thereafter.  CPE Inc. is obligated to make these payments and expects to obtain funding for these payments by causing CPE Resources to distribute cash on a pro-rata basis to its owners, which currently include CPE Inc. holding a 51.7% interest and Rio Tinto members holding a 48.3% interest.  Accordingly, based on current ownership percentages, our total cash payments related to the Tax Receivable Agreement, including pro-rata distributions from CPE Resources to the Rio Tinto members, would be nearly double the amounts that CPE Inc. is directly obligated to pay.

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

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

Litigation

MMS Litigation – Decker

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

With respect to the period 1986-1992, Decker appealed the assessment through the administrative process with the MMS and that appeal was unsuccessful.  A further appeal was filed before the United States District Court for the District of Montana.  In March 2009, the District Court set aside the MMS assessment and entered judgment for Decker (“Decker I”).  The MMS did not appeal the ruling.

With respect to the period 1993-2001, the MMS has not issued a final decision concerning Decker’s challenge to the assessment.  On January 5, 2009, the Interior Board of Land Appeals, or IBLA, issued a decision affirming the MMS’s decision requiring Decker to pay additional royalties.  On February 16, 2010, the United States District Court for the District of Montana vacated the IBLA decision and remanded the matter to the MMS for further administrative review in light of the District Court’s holding in Decker I.  As of June 30, 2010, the estimated additional assessed royalties (inclusive of interest) for the period 1993-2001 were approximately $11 million.  Decker estimates that even if the assessment for the 1993-2001 period were to be upheld, MMS’s eventual recovery may be nothing but could be up to $11 million.

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

Caballo Coal Company Litigation – Spring Creek

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

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Legal Proceedings

We are involved in other legal proceedings arising in the ordinary course of business and may become involved in additional proceedings from time to time.  We believe that there are no other legal proceedings pending that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.  Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or an accrual within a particular fiscal period may adversely impact our results of operations for that period.  In addition to claims and lawsuits against us, our LBAs, permits and other industry regulatory processes and approvals may also be subject to legal challenges that may adversely impact our mining operations and results.  For example, the West Antelope II LBA, which we have nominated for lease with the Bureau of Land Management, is subject to pending legal challenges filed in 2010 against the Bureau of Land Management and the Secretary of the Interior by environmental organizations.

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

Several audits involving our taxes, other than income taxes, currently are in progress.  We have provided our best estimate of taxes and related interest and penalties due for potential adjustments that may result from the resolution of such tax audits.  During the three months ended June 30, 2010, we accrued approximately $4.3 million related to liabilities, which may arise from these audits.

Concentrations of Risk and Major Customers

Approximately 84% of our revenues for the six-month period ended June 30, 2010, were under multi-year contracts that specify pricing terms, compared to 84% for the six-month period ended June 30, 2009.  While the majority of the contracts are fixed-price contracts, certain contracts have adjustment provisions for determining periodic price changes.  For the three- and six-month periods ended June 30, 2010 and 2009, there was no single customer that represented more than 10% of consolidated revenues.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  The credit risk is controlled through credit approvals and monitoring procedures.

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

United States federal and state laws require that we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company, or to provide a letter of credit, typically through a bank.  Specific bond and or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  As of June 30, 2010, we had $519.8 million of surety bonds and $10.5 million of standby letters of credit to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  These surety bonds are collateralized by a restricted cash balance of $218.3 million.  As restricted cash may be replaced by letters of credit at our discretion and there is sufficient availability under our revolving credit facility to do so, we have determined that the restricted cash balance is appropriately classified as a current

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

asset.  Total letters of credit issued under our revolving credit facility was $10.5 million, which reduced our borrowing capacity under the facility to $389.5 million.

8.  Retiree Medical Plan

In connection with our IPO, effective January 1, 2010, we implemented a postretirement medical plan (the “Retiree Medical Plan”) to provide certain postretirement medical benefits to eligible employees, which do not include Decker employees.  Total postretirement medical benefit cost for the three and six months ended June 30, 2010, was $1.1 million and $2.4 million, respectively.  These total costs consist of service cost, interest cost and amortization of prior service cost of $579,000, $247,000 and $316,000, and $1.1 million, $494,000, and $773,000 for the three and six months ended June 30, 2010, respectively.

9.  Related Party Transactions

Transitional Support Services

Following our IPO, Rio Tinto affiliates provided certain transitional support services to us pursuant to a transition services agreement, which will expire in August 2010.  Costs incurred under this agreement were included in selling general and administrative expenses and totaled $495,000 and $990,000 for the three and six months ended June 30, 2010, respectively.

We began leasing office space from Rio Tinto America during 2007.  Rental expense for this lease was $92,000 and $184,000 for the three- and six-month periods ended June 30, 2010, respectively, which equaled the amounts in the respective 2009 periods.

Following the distribution of our interest in Colowyo Coal Company, L.P. and a uranium mining venture, we provided certain transitional management and administrative support services to the distributed entities on a cost reimbursement basis.  Fees for these transitional support services, which terminated in March 2009, were included as a reduction in operating expenses and totaled $1.4 million for the three and six months ended June 30, 2009.

Credit Arrangements and Guarantee Fees

While we were a subsidiary of Rio Tinto, Rio Tinto served as guarantor of our surety bonds and certain letters of credit securing our obligations that were issued on our behalf under Rio Tinto’s credit facilities.  In connection with the IPO structuring transactions, we agreed to use our commercially reasonable efforts to obtain new surety bonds, letters of credit or other credit arrangements and to obtain the full release of Rio Tinto with respect to the existing arrangements.  As of December 31, 2009, with the exception of our obligations with respect to Decker, Rio Tinto remained the guarantor and we maintained $80.2 million in restricted cash as collateral for the benefit of Rio Tinto.  As of June 30, 2010, we had obtained replacement surety bonds for all of the $445.5 million in bonds for which Rio Tinto had been the guarantor.  Included in interest expense was $41,000 and $683,000 in fees Rio Tinto charged us in connection with transitional support of our credit arrangements for the three and six months ended June 30, 2010, and $427,000 and $844,000 of guarantee fees for the three and six months ended June 30, 2009, respectively.

Coal Sales

Revenues included sales of coal to Venture Fuels Partnership, a 50% owned coal marketing company, of $8.2 million and $9.8 million for the three and six months ended June 30, 2010, respectively, compared to $7.8 million and $9 million for the three- and six-month periods ended June 30, 2009, respectively.

10.  Segment Information

Our management reviews, manages and operates our business as a single operating segment - coal production.  We produce low sulfur, steam coal from surface mines, located in the Western region of the U.S. within the Powder River Basin

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(“PRB”), which we sell to electric utilities and industrial customers.  We have determined that we have one reportable segment primarily based on our chief operating decision maker assessing our performance and allocating resources based on a metric derived from our consolidated EBITDA financial measurement.  We define EBITDA as income from continuing operations plus depreciation and depletion, amortization, accretion, interest expense, and income tax provision, less interest income.  See Item 6 of our 2009 Form 10-K for additional information regarding EBITDA and its limitations compared to U.S. GAAP financial measures.

The following table presents a reconciliation of EBITDA to income from continuing operations for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
EBITDA	$88,577	$102,944	$166,965	$200,258
Depreciation and depletion	(25,508)	(22,493)	(49,215)	(44,336)
Amortization	—	(7,741)	(3,197)	(16,251)
Accretion	(3,248)	(2,733)	(6,566)	(5,457)
Interest income	132	82	227	142
Interest expense	(12,006)	(477)	(24,782)	(946)
Income tax provision	(8,777)	(19,959)	(15,500)	(38,632)
Income from continuing operations	$39,170	$49,623	$67,932	$94,778

The following table presents a summary of total domestic and foreign revenues from external customers for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	$300,971	$306,489	$576,992	$622,380
Foreign	40,632	37,063	75,604	81,665
Total revenues from external customers	$341,603	$343,552	$652,596	$704,045

We attribute revenue to foreign countries based on the customer’s shipping location.

As of June 30, 2010, all of our long-lived assets were located in the U.S.  All of our revenues for the six months ended June 30, 2010 and 2009 originated in the U.S.  Our segment revenue and segment total assets equal the reported amounts in the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

•                  future legislation, changes in regulations or governmental policies or changes in interpretations thereof, and third-party regulatory legal challenges, including with respect to carbon emissions, safety standards and regulatory processes and approvals required to lease and obtain permits for coal mining operations;

•                  our ability to produce coal at existing and planned volumes and costs;

•                  the availability and cost of coal reserve acquisitions and surface rights and our ability to successfully acquire new coal reserves and surface rights at attractive prices and in a timely manner;

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

•                  the terms of Cloud Peak Energy Resources LLC’s indebtedness;

•                  changes in costs that we incur as a stand-alone, public company as compared to our expectations;

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

•                  our liquidity, results of operations and financial condition, including amounts of working capital that are available; and

•                  other factors, including those discussed in Item 1A of our 2009 Form 10-K.

Overview

This Item 2 is intended to help the reader understand our results of operations and financial condition.  This discussion should be read in conjunction with our unaudited consolidated financial statements in Item 1 of this report and in our other Securities and Exchange Commission (“SEC”) filings, including our audited consolidated financial statements in Item 8 and Risk Factors in Item 1A of our 2009 Form 10-K.

We are the third largest producer of coal in the U.S. and in the Powder River Basin (“PRB”) based on 2009 coal production.  We operate some of the safest mines in the coal industry.  For 2009, Mine Safety and Health Administration (“MSHA”) data for employee injuries showed our mines had the lowest employee all injury incident rate among the ten largest U.S. coal producing companies.  We operate solely in the PRB, the lowest cost coal producing region of the major coal producing regions in the U.S., and operate two of the four largest coal mines in the region and in the U.S.  Our operations include three wholly-owned surface coal mines, two of which, the Antelope Coal mine and the Cordero Rojo mine, are in Wyoming and one of which, the Spring Creek Coal mine, is in Montana.  We also own a 50% non-operating interest in a fourth surface coal mine in Montana, the Decker mine.  We produce sub-bituminous steam coal with low sulfur content and sell our coal primarily to domestic electric utilities.

As of December 31, 2009, we controlled approximately 1 billion tons of proven and probable coal reserves.  For the year ended December 31, 2009 and six months ended June 30, 2010 and 2009, we produced 93.3 million tons, 46 million tons and 45.1 million tons of coal and sold 103.3 million tons, 46.6 million tons and 50.3 million tons of coal, respectively.  The difference between tons produced and tons sold primarily represents tons of coal we purchased and resold.  Tons of coal we purchased and resold significantly declined in 2010 as the result of the expiration of our significant broker sales contract further discussed below.

Our key business drivers include the following:

•                  the price for which we sell our coal;

•                  the volume of coal produced and shipped;

•                  the costs of mining, including labor, repairs and maintenance, fuel, explosives, depreciation of capital equipment, depletion of coal leases, payments to acquire coal and necessary surface rights, and regulatory compliance; and

•      additional expenses associated with our transition and ongoing operation as a stand-alone, public company.

Historically, costs related to the acquisition of federal coal leases have increased.  This results in higher depletion expense as we increase our mining activities at more recently acquired federal coal leases.  As is common in the PRB, coal seams at our existing mines naturally deepen at a gradient ranging up to approximately 3%; consequently, our mining costs per ton will correspondingly increase as mining advances.

Second quarter 2010 shipments were strong at 24 million tons due to two primary factors.  First, deliveries to domestic customers increased after a slower first quarter.  This reflects a catch-up by customers who took less than expected shipments in the first quarter due to their outages or rail interruptions.  The stronger second quarter brings the six-month shipment position to the pace that we expect for the full year.  Second, sales of coal from our Spring Creek mine to the Asian export market increased.  Stockpiles of PRB coal at utilities have continued to be drawn down, supporting the forward price for coal.  As a result of our remaining unsold position for 2011 through 2013, we believe we are well positioned to benefit from continued near-term demand and pricing.  If, however, the U.S. coal market returns to the depressed levels experienced in 2009, our revenues could be adversely affected.

We had one significant broker sales contract under which our subsidiary, Spring Creek Coal LLC, sold coal to a wholesale power generation company.  Due to the nature of the broker sales contract and the market conditions at the time Spring Creek Coal LLC executed the purchase contracts, our selling price for the coal was higher than our purchase price.  The contract expired following final deliveries made under the contract in the first quarter of 2010, and the related contract rights intangible asset has been fully amortized.  This broker sales contract contributed $0 and $32 million of revenues for the three months ended June 30, 2010 and 2009, respectively.  Income before tax related to this contract was $0 and $9.6 million for those same periods, respectively.  This broker sales contract contributed $14.4 million and $67.1 million of revenues for the six months ended June 30, 2010 and 2009, respectively.  Income before tax related to this contract was $5.2 million and $20.1 million for those same periods, respectively.  Our revenues and operating income will continue to be negatively impacted in future periods as a result of the expiration of this contract.

Basis of Presentation

Initial Public Offering and IPO Structuring Transactions

On November 19, 2009, Cloud Peak Energy Inc. became a publicly owned holding company through the completion of an initial public offering (our “IPO”), and simultaneous acquisition of 51% of the common membership units in CPE Resources.  Prior to our IPO and the related structuring transactions, CPE Resources was a wholly-owned subsidiary of RTEA, which is our predecessor for financial reporting purposes.  For additional details of this transaction, please see Note 2 of Notes to Consolidated Financial Statements in our 2009 Form 10-K.

For all periods presented, our historical consolidated financial statements include the accounts of CPE Resources and its subsidiaries.  Our consolidated financial statements as of and for the six months ended June 30, 2010, include the accounts of Cloud Peak Energy Inc. and our financial results for the six months ended June 30, 2009, include the accounts of RTEA, which was the parent company of CPE Resources prior to our IPO structuring transactions (further explained below).  As a result of our IPO structuring transactions, our consolidated financial statements reflect Cloud Peak Energy Inc. as the parent company and no longer include the accounts of RTEA, the former parent company.  Rio Tinto’s remaining ownership interest in CPE Resources is reported as a noncontrolling interest in our consolidated financial statements for periods following our IPO.

The IPO structuring transactions and related agreements were entered into by Cloud Peak Energy Inc., CPE Resources, RTEA and other Rio Tinto affiliates while they were under common control by Rio Tinto.  In accordance with U.S. GAAP, we did not adjust the historical financial reporting carrying amounts of our assets and liabilities in connection with the IPO structuring transactions.

Our IPO and the related structuring transactions had significant effects on the comparability of our consolidated results of operations for the three and six months ended June 30, 2010, and our consolidated cash flows for the six months ended June 30, 2010, compared to these respective periods ended June 30, 2009.  These effects include the following:

•                  Cost Structure:  Prior to our IPO, we prepared our financial statements on a carve-out basis.  Accordingly, our operating results for the three and six months ended June 30, 2009, included allocations of expenses incurred on our behalf by Rio Tinto affiliates of $3.4 million and $7.2 million, respectively.  Our operating results for the three and six months ended June 30, 2010, are no longer affected by Rio Tinto expense allocations and divestiture expenses.

•                  Income Taxes:  Prior to our IPO, our taxable income was included in Rio Tinto America’s consolidated federal income tax return and we recognized income tax expense in our carve-out consolidated financial statements on a stand-alone, separate-return basis.  As a result of our IPO and related structuring transactions, we recognize income taxes in our consolidated financial statements based on pre-tax income that we expect to report in Cloud Peak Energy Inc.’s federal income tax return, which consists primarily of our interest (51.7% as of June 30, 2010) in CPE Resources’s pre-tax income.  We do not recognize any income taxes that Rio Tinto America may be subject to in connection with its noncontrolling interest (48.3% as of June 30, 2010) in CPE Resources, which is generally not a tax-paying entity.  Because we no longer recognize income taxes on the noncontrolling interest share of CPE Resources’s pre-tax income, our effective income tax rate (i.e., total income tax expense as a percentage of total pre-tax income) generally will be lower in periods following our IPO, based on our ownership interest in CPE Resources.

•                  Tax Receivable Agreement:  In connection with our IPO, Cloud Peak Energy Inc. entered into the Tax Receivable Agreement with RTEA and recognized a liability for the undiscounted amounts that we estimate will be paid to RTEA under this agreement.  The amounts to be paid will be determined based on a calculation of future income tax savings that we actually realize as a result of the tax basis increase that resulted from our IPO structuring transactions.  Periodically, we will adjust the estimated liability to reflect an updated forecast of our future taxable income, and these adjustments will be reflected in our operating results.  The assumptions reflected in our estimates involve significant judgment and are subject to substantial uncertainty about future events.  Changes in these estimates may have material and unpredictable effects on our future operating results.

•                  Noncontrolling Interest:  Prior to our IPO and related structuring transactions, our consolidated subsidiaries, including CPE Resources, were wholly owned by RTEA, except for Decker, which is proportionately consolidated as discussed below.  As a result of our IPO structuring transactions and the effects of post-IPO restricted stock grants, Cloud Peak Energy Inc. holds a 51.7% interest in CPE Resources as of June 30, 2010.  Our consolidated balance sheets as of June 30, 2010 and December 31, 2009, reflect a noncontrolling interest in equity for the 48.3% interest in CPE Resources held by Rio Tinto.  However, the carrying amount of the noncontrolling interest and the portion of our net income that is attributable to the noncontrolling interest is not equal to 48.3% of consolidated equity or of our consolidated net income due to the effects of income taxes and related agreements that pertain solely to Cloud Peak Energy Inc.

The effects of our IPO and related structuring agreements on our financial condition and results of our operations are described further in our 2009 Form 10-K.

Discontinued Operations

There were no discontinued operations for the 2010 period.  In March 2009, CPE Resources entered into an agreement to sell its ownership interest in the Jacobs Ranch mine, a coal mine in Wyoming, to Arch Coal, Inc.  This transaction closed on October 1, 2009, and the proceeds from this sale were distributed to Rio Tinto America.  Our consolidated results of operations for the three and six months, and cash flows for the six months ended June 30, 2009, include discontinued operations related to the Jacobs Ranch mine.  Consequently, the discussion of our results of operations below focuses on continuing operations as reported in our historical consolidated financial statements.  Any forward-looking statements exclude the discontinued operations.

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

Results of Operations

The following table presents our operating results for the three and six months ended June 30, 2010 and 2009 (in thousands; unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$341,603	$343,552	$652,596	$704,045
Costs and expenses
Cost of product sold	240,173	225,647	456,841	474,819
Depreciation and depletion	25,508	22,493	49,215	44,336
Amortization	—	7,741	3,197	16,251
Accretion	3,248	2,733	6,566	5,457
Selling, general and administrative expenses	14,368	15,407	30,645	29,511
Total costs and expenses	283,297	274,021	546,464	570,374
Operating income	58,306	69,531	106,132	133,671
Other income (expense)
Interest income	132	82	227	142
Interest expense	(12,006)	(477)	(24,782)	(946)
Other, net	39	39	39	65
Total other expense	(11,835)	(356)	(24,516)	(739)
Income from continuing operations before income tax provision and earnings from unconsolidated affiliates	46,471	69,175	81,616	132,932
Income tax provision	(8,777)	(19,959)	(15,500)	(38,632)
Earnings from unconsolidated affiliates, net of tax	1,476	407	1,816	478
Income from continuing operations	39,170	49,623	67,932	94,778
Income from discontinued operations, net of tax	—	10,793	—	22,447
Net income	39,170	60,416	67,932	117,225
Less: Income attributable to noncontrolling interest	23,312	—	40,477	—
Income attributable to controlling interest	$15,858	$60,416	$27,455	$117,225

Three Months Ended June 30, 2010, Compared to the Three Months Ended June 30, 2009

Revenues

Revenues were approximately $341.6 million for the three months ended June 30, 2010, compared to approximately $343.6 million for the three months ended June 30, 2009, a decrease of $2 million or 0.6%.

Revenues from the sale of coal produced at the three mines that we own and operate is the largest portion of our revenue, and totaled $292.8 million for the three months ended June 30, 2010, compared to $262.6 million for the three months ended June 30, 2009.  This $30.2 million or 11.5% increase reflects a 1.7% increase in the average price per ton of coal sold, to $12.20 in 2010, from $12.00 in 2009, plus a 9.6% increase in shipments, to 24 million tons in 2010, from 21.9 million tons in 2009.

Our share of revenues from coal produced at the Decker mine also increased by $0.5 million or 8.1% to $6.7 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, reflecting higher average sales price per ton partially offset by a decline in shipments.  In April 2010, Decker entered into a sales contract that will extend production and mine life into 2013.

The remaining balance of our revenues, which consist primarily of broker coal sales and billings for transportation and delivery services, totaled $42.1 million and $74.8 million for the three months ended June 30, 2010 and 2009, respectively.  This decrease is primarily the result of the expiration of our significant broker sales contract (see “—Overview” above) offset by stronger export revenues and contract buyout settlements.  Other revenues in the three months ended June 30, 2010, included $1.9 million from contract buyout settlements.

Cost of Product Sold

Cost of product sold, excluding depreciation, depletion, amortization and accretion, was $240.2 million for the three months ended June 30, 2010, compared to $225.6 million for the three months ended June 30, 2009, a $14.6 million or 6.5% increase.  Cost of product sold was 70.3% and 65.7% of revenues for those same periods, respectively.

The largest component of cost of product sold is the cost of coal produced at the three mines that we own and operate, which totaled $200.9 million in 2010, compared to $172.7 million in 2009, an increase of approximately 16.3%.  This increase reflects a 9.6% increase in tons shipped from our mines and a 6.1% increase in the cost per ton of coal produced, to $8.37 in 2010 from $7.89 in 2009.  The increase in the cost per ton of coal produced is primarily the result of increases in costs related to diesel fuel and lubricants, surety bonding fees, explosives and repair parts and supplies.  Our share of the cost of coal produced by the Decker mine increased $41,000 in 2010, reflecting higher fixed production costs offset by higher gross revenue per ton.

The remaining portion of cost of product sold consists of $33 million and $46.7 million as of June 30, 2010 and 2009, respectively, a decrease of 29.3%.  This change is due to a decrease in costs associated with the expiration of our significant broker sales contract partially offset by higher freight and handling fees due to increased international sales.

Depreciation and Depletion

Depreciation and depletion expense was $25.5 million for the three months ended June 30, 2010, compared to $22.5 million for the three months ended June 30, 2009, an increase of $3 million, or 13.3%.  The increase is primarily attributable to a $2.6 million increase in depreciation as a result of a higher capital base following increased investment and capital expenditures in recent years.

Amortization

Amortization expense was $0 and $7.7 million for the three months ended June 30, 2010 and 2009, respectively.  As the intangible asset (contract rights), which was our only intangible asset that was being amortized, was fully amortized in March 2010, there was no expense incurred in the three months ended June 30, 2010.

Accretion

Accretion expense, related to asset retirement obligations, was $3.2 million and $2.7 million for the three months ended June 30, 2010 and 2009, respectively.  The increase of $0.5 million or 18.5% is consistent with the progression of the lives of our mines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $14.4 million for the three months ended June 30, 2010, compared to $15.4 million for the three months ended June 30, 2009.  This $1 million or 6.5 % decrease is a result of decreased costs associated with divestiture activities that occurred in 2009, but not in the current year.

Other Income (Expense)

Interest income was $0.1 million for each of the three-month periods ended June 30, 2010, and 2009 and consisted of interest earned on short-term investments.  Interest expense increased to $12 million during the three months ended June 30, 2010, from $0.5 million for the three months ended June 30, 2009.  This increase resulted from the issuance of our senior notes on November 25, 2009, including accretion of original issue discount and amortization of deferred financing costs.  Interest expense is net of capitalized interest of $6 million and $3.9 million for the three months ended June 30, 2010 and 2009, respectively.  See “—Liquidity and Capital Resources—Senior Unsecured Notes” below.

Income Tax Provision

Income tax expense decreased to $8.8 million for the three months ended June 30, 2010, from $20 million for the three months ended June 30, 2009.  The decrease is due to lower income before taxes and also due to the effect of the noncontrolling interest portion of income for which we do not recognize any income tax expense.  The effective income tax rate decreased to 18.9% for the three months ended June 30, 2010, from 28.9% for the three months ended June 30, 2009, which was also primarily attributable to the effect of the noncontrolling interest that reduced our effective tax rate.  See Note 4 of Notes to Unaudited Consolidated Financial Statements in Item 1.

Discontinued Operations

There were no discontinued operations for the three months ended June 30, 2010.  Income from discontinued operations, net of income tax, of $10.8 million for the three months ended June 30, 2009, represented the results from the Jacobs Ranch mine, which was sold on October 1, 2009.

Income Attributable to Noncontrolling Interest

Income attributable to noncontrolling interest of $23.3 million for the three months ended June 30, 2010, represented Rio Tinto’s interest in CPE Resources’s net income.  There was no noncontrolling interest prior to our IPO on November 19, 2009.

Income Attributable to Controlling Interest

As a result of the factors discussed above, income attributable to controlling interest for the three months ended June 30, 2010, was $15.9 million compared to net income of $60.4 million for the three months ended June 30, 2009.

Six Months Ended June 30, 2010, Compared to the Six Months Ended June 30, 2009

Revenues

Revenues were approximately $652.6 million for the six months ended June 30, 2010, compared to approximately $704 million for the six months ended June 30, 2009, a decrease of $51.4 million or 7.3%.

Revenues from the sale of coal produced at the three mines that we own and operate is the largest portion of our revenue, and totaled $556.7 million for the six months ended June 30, 2010, compared to $526.5 million for the six months ended June 30, 2009.  This $30.2 million or 5.7% increase reflects a 2.5% increase in the average price per ton of coal sold, to $12.28 in 2010, from $11.98 in 2009, plus a 3% increase in shipments, to 45.3 million tons in 2010, from 44 million tons in 2009.

Our share of revenues from coal produced at the Decker mine decreased by $3.5 million or 26% to $10 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  In April 2010, Decker entered into a sales contract that will extend production and mine life into 2013.  Shipment volumes for the six months ended June 30, 2010, reflected a decline compared to the six months ended June 30, 2009, prior to deliveries starting under the new contract.

The remaining balance of our revenues, which consist primarily of broker coal sales and billings for transportation and delivery services, totaled $85.8 million and $164 million for the six months ended June 30, 2010 and 2009, respectively.  This decrease is primarily the result of the expiration of our significant broker sales contract (see “—Overview” above), offset by stronger export revenues and contract buyouts. Other revenues in the six months ended June 30, 2010, included $6.5 million from contract buyout settlements.

Cost of Product Sold

Cost of product sold, excluding depreciation, depletion, amortization and accretion, was $456.8 million for the first six months of 2010, compared to $474.8 million for the six months ended June 30, 2009, a $18 million or 3.8% decrease.  Cost of product sold was 70% and 67.4% of revenues for those same periods, respectively.

The largest component of cost of product sold is the cost of coal produced at the three mines that we own and operate, which totaled $382.6 million for the six months ended June 30, 2010, compared to $355.1 million for the six months ended June 30, 2009, an increase of approximately 7.7%.  This increase reflects a 3.1% increase in tons shipped from our mines and a 4.5% increase in the cost per ton of coal produced, to $8.44 in 2010, from $8.08 in 2009.  The increase in the cost per ton of coal produced is primarily the result of increases in diesel fuel and lubricants, surety bonding fees, power costs and repair parts and supplies.  Our share of the cost of coal produced by the Decker mine decreased $3.3 million in 2010, reflecting lower production volumes partially offset by higher unit production costs.

The remaining portion of cost of product sold consists of $64 million and $106.1 million as of June 30, 2010 and 2009, respectively, a decrease of 39.7%.  This change is due to a decrease in costs associated with the expiration of our significant broker sales contract partially offset by higher freight and handling fees due to increased international sales.  In addition, we recorded a $3.4 million favorable adjustment to freight costs in the first quarter of 2010 for the write off of certain prior year accruals, which were considered immaterial.

Depreciation and Depletion

Depreciation and depletion expense was $49.2 million for the six months ended June 30, 2010, compared to $44.3 million for the six months ended June 30, 2009, an increase of $4.9 million, or 11.1%.  The increase is primarily attributable to a $4.3 million increase in depreciation as a result of a higher capital base following increased investment and capital expenditures in recent years.

Amortization

Amortization expense was $3.2 and $16.3 million for the six months ended June 30, 2010 and 2009, respectively.  The $3.2 million in amortization expense for the first quarter and year to date June 30, 2010 represents the final amortization related to our significant broker sales contract that expired in March 2010, and decreased from 2009 correspondingly with the decrease in revenue related to that contract (see “—Overview” above).

Accretion

Accretion expense, related to asset retirement obligations, was $6.6 million and $5.5 million for the six months ended June 30, 2010 and 2009, respectively.  The $1.1 million or 20% increase is consistent with the progression of the lives of our mines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $30.6 million for the six months ended June 30, 2010, compared to $29.5 million for the six months ended June 30, 2009.  This $1.1 million or 3.7% increase represents recurring and nonrecurring costs related to becoming a stand-alone, public company offset by decreased costs associated with divestiture activities that occurred in 2009, but not in the current year.

Other Income (Expense)

Interest income was $0.2 million and $0.1 million for the six months ended June 30, 2010 and 2009, respectively, and consisted of interest earned on short-term investments.  Interest expense increased to $24.8 million during the six months ended June 30, 2010, from $0.9 million for the six months ended June 30, 2009.  This increase resulted from the issuance of our senior notes on November 25, 2009, including accretion of original issue discount and amortization of deferred financing costs.  Interest expense is net of capitalized interest of $11.9 million and $7.5 million for the six months ended June 30, 2010 and 2009, respectively.  See “—Liquidity and Capital Resources—Senior Unsecured Notes” below.

Income Tax Provision

Income tax expense decreased to $15.5 million for the six months ended June 30, 2010, from $38.6 million for the six months ended June 30, 2009.  The decrease is due to lower income before taxes and also due to the effect of the noncontrolling interest portion of income for which we do not recognize any income tax expense.  The effective income tax rate decreased to 19% for the six months ended June 30, 2010, from 29.1% for the six months ended June 30, 2009, which was also primarily attributable to the effect of the noncontrolling interest that reduced our effective tax rate.  See Note 4 of Notes to Unaudited Consolidated Financial Statements in Item 1.

Discontinued Operations

There were no discontinued operations for the six months ended June 30, 2010.  Income from discontinued operations, net of income tax, of $22.4 million for the first six months ended June 30, 2009, represented the results from the Jacobs Ranch mine, which was sold on October 1, 2009.

Income Attributable to Noncontrolling Interest

Income attributable to noncontrolling interest of $40.5 million for the six months ended June 30, 2010, represented Rio Tinto’s interest in CPE Resources’s net income.  There was no noncontrolling interest prior to our IPO on November 19, 2009.

Income Attributable to Controlling Interest

As a result of the factors discussed above, income attributable to controlling interest for the six months ended June 30, 2010, was $27.5 million, compared to net income of $117.2 million for the six months ended June 30, 2009.

Liquidity and Capital Resources

Total unrestricted cash and cash equivalents as of June 30, 2010, and December 31, 2009, was $249.6 million and $268.3 million, respectively.  We also maintained $218.3 million and $80.2 million in restricted cash accounts as of those same dates, respectively, which collateralize outstanding surety bonds securing our obligations to reclaim lands used for mining and to secure coal lease obligations.

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations and borrowing capacity under our $400 million revolving credit facility.  As of June 30, 2010, our borrowing capacity under the revolving credit facility was $389.5 million as a result of letters of credit issued under the facility.  Our ability to borrow under our revolving credit facility is subject to the terms and conditions of the facility, including our compliance with financial and non-financial covenants.  As of June 30, 2010, we were in compliance with the terms and conditions of our credit agreements.

Our primary uses of cash include our cash costs of coal production, planned capital expenditures, interest payments on our senior notes, federal coal lease installment payments, and on-going payments to RTEA under the Tax Receivable Agreement and pro-rata distributions to the Rio Tinto members of CPE Resources.

We believe the above sources will be sufficient to fund our primary uses of cash for the next 12 months.

Continuing Operations

Net cash provided by operating activities from continuing operations was $134.5 million for the six months ended June 30, 2010, compared to $239.8 million for the six months ended June 30, 2009.  This $105.3 million decrease reflects a decrease in net income of $26.8 million, an increase in non-cash expenses and other adjustments before changes in working capital of $13.4 million and a $91.9 million decrease in working capital.  The increase from adjustments before changes in working capital was largely due to a change in deferred taxes.  The decrease in working capital was largely driven by a reduction in related party receivables as a result of changes in our relationship with Rio Tinto through the IPO structuring transactions.

Net cash used in investing activities from continuing operations was $146.2 million for the six months ended June 30, 2010, compared to $245.2 million for the six months ended June 30, 2009.  The $99 million decrease in cash used in investing activities from continuing operations was primarily the result of a $176 million decrease in cash advances to affiliates as a result of the cessation of the cash management program we were under with Rio Tinto prior to the IPO structuring transactions and a $60.8 million decrease in purchases of property, plant and equipment.  These decreases were partially offset by a $138.2 million increase in restricted cash to collateralize surety bonds obligations.  See “—Off-Balance Sheet Arrangements” below.

Net cash used in financing activities from continuing operations was $7.1 million for the six months ended June 30, 2010, compared to $28 million for the six months ended June 30, 2009.  This decrease in cash used in financing activities from continuing operations was primarily attributable to a $20.9 million reduction in repayments of other long-term debt.

Discontinued Operations

There were no discontinued operations for the 2010 period.  Net cash provided from discontinued operations of $37.2 million for the three months ended June 30, 2009, was a result of cash provided from the Jacobs Ranch mine, which was sold on October 1, 2009.

Senior Unsecured Notes

Our senior notes due in 2017 (the “2017 Notes”) and senior notes due in 2019 (the “2019 Notes”), which we refer to collectively as the senior notes, each have an outstanding aggregate principal amount of $300 million as of June 30, 2010.  Net of original issue discounts, the aggregate balance reflected on the balance sheet as of June 30, 2010, was $595.5 million.  The 2017 Notes and 2019 Notes bear interest at fixed annual rates of 8.25% and 8.50%, respectively, and mature on December 15, 2017 and 2019, respectively.  There are no mandatory redemption or sinking fund payments for the senior notes and interest payments are due semi-annually on June 15 and December 15.  The initial interest payment of $27.9 million for the period covering November 25, 2009 to June 1, 2010 was made on June 15, 2010.

The indenture governing the senior notes, among other things, limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness and issue preferred equity; pay dividends or distributions; repurchase equity or repay subordinated indebtedness; make investments or certain other restricted payments; create liens; sell assets; enter into agreements that restrict dividends, distributions or other payments from restricted subsidiaries; enter into transactions with affiliates; and consolidate, merge or transfer all or substantially all of their assets and the assets of their restricted subsidiaries on a combined basis.  We were in compliance with the terms and conditions as of June 30, 2010.

Senior Secured Revolving Credit Facility

As of June 30, 2010, no amounts had been drawn under our $400 million credit facility and $10.5 million was committed in connection with the issuance of letters of credit.  The letters of credit are used as collateral to secure our obligations to reclaim lands used for mining.  See “—Off-Balance Sheet Arrangements” below.

We are subject to financial maintenance covenants based on EBITDA (which is defined in the credit agreement and may not be the same as EBITDA presented elsewhere in this report or our other public disclosures), as well as non-financial covenants that restrict certain corporate activities and certain of our subsidiaries.  The credit agreement contains customary events of default with customary grace periods and thresholds.  We were in compliance the terms and conditions as of June 30, 2010.

Federal Coal Leases

Our federal coal lease obligations consist of amounts payable to the Bureau of Land Management, each of which require five equal annual payments.  The remaining aggregate annual payments under our existing federal coal leases total $187.3 million, with $54.1 million due in the remainder of 2010. We made total payments of $9.6 million during the six months ended June 30, 2010.  The outstanding principal balance of our federal coal lease obligations was $162.2 million as of June 30, 2010.  The $25.1 million difference between the total payments and the principal balance reflected on our balance sheet represents imputed interest, which will be recognized over the remainder of the lease terms.

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

As of June 30, 2010, we had $519.8 million in surety bonds and $10.5 million in outstanding letters of credit to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations that are not reflected in our unaudited consolidated balance sheet.  These surety bonds are collateralized by a restricted cash balance of $218.3 million.  Our surety bonds are used primarily to secure reclamation obligations, which include amounts to secure performance related to our outstanding obligations to reclaim areas disturbed by our mining activities and are a requirement under our state mining permits; lease obligations, which are generally required as a condition to state or federal coal leases; and other obligations, which include exploration permits, water well construction and monitoring and other miscellaneous items as mandated by the applicable governing agencies.  Our outstanding letters of credit issued under our revolving credit facility secure our share of additional Decker reclamation obligations.

Recent Accounting Pronouncements

In April 2010, the FASB issued an accounting standard update, amending disclosure requirements related to income taxes as a result of the Patient Protection and Affordable Care Act, which became law on March 23, 2010.  Beginning in 2014, the tax deduction available to companies for expenses that are reimbursed under the Medicare Part D retiree drug subsidy program will be reduced.  Since our retiree medical plan does not qualify for this tax deduction, there was no impact to our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices.  We believe our principal market risks are commodity price risk and interest rate risk.

Commodity Price Risks

Market risk includes the potential for changes in the market value of our coal contract portfolio.  All of our planned 2010 production is fully committed and a significant portion of our planned 2011 production is committed.  Due to the long-term nature of our forward sales position, we are not able to quantify our market risk relative to current quoted market prices.  In addition, assuming our customers take and pay for the coal volumes as set forth in our contracts, our 2010 commodity price risk is limited.  Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations, rather than through the use of derivative instruments.

We also face price risk involving other commodities used in our production process.  We believe that price risks associated with diesel fuel and explosives are significant because of the recent price fluctuations for these commodities.  Based on our projections of our usage of these commodities for the next 12 months, and assuming that the average cost of diesel fuel and explosives increase by 10%, respectively, we would incur additional fuel and explosive costs of approximately $8.1 million and $5.2 million, respectively, over the next twelve months.  Historically, we have not hedged commodities such as diesel fuel and natural gas.  We may enter into hedging arrangements in the future.

Interest Rate Risk

Our credit facility is subject to an adjustable interest rate.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Revolving Credit Facility.” We had no outstanding borrowings under our credit facility as of June 30, 2010.  To the extent that we borrow under the revolving credit facility, we may be subject to increased sensitivity to interest rate movements as they relate to CPE Resources’ ability to repay its debt.  Any future debt arrangements that we enter into may also require borrowings at adjustable interest rates that may increase our sensitivity to interest rate movements.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

In the process of preparing our consolidated financial statements for prior periods in connection with our 2009 IPO, we identified material weaknesses in our internal controls over financial reporting that contributed to a restatement of our 2005, 2006 and 2007 consolidated financial statements and June 30, 2008, interim consolidated financial statements.  Prior to our IPO, as an indirect wholly-owned subsidiary of Rio Tinto, we were not required to and we did not maintain a sufficient complement of personnel with an appropriate level of accounting, taxation and financial reporting knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements on a stand-alone basis and the complexity of our operations and transactions.  We also did not maintain an adequate system of processes and internal controls sufficient to support our financial reporting requirements and produce timely and accurate U.S. GAAP consolidated financial statements consistent with being a stand-alone, public company.

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

In preparation for the filing of our 2009 Form 10-K, management performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, and concluded that the previously identified material weaknesses were not yet remediated.  As a result, during the three months ended June 30, 2010, we continued to identify and implement changes and improvements in our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses.  These changes include:

•                  furthering personnel changes in the accounting, taxation and financial reporting areas;

•                  continuing policy and procedure changes as part of our on-going program to strengthen the organization structure, financial reporting procedures and system of internal control over financial reporting; and

•                  continuing to make other changes to improve the effectiveness of our internal control over financial reporting, including documenting and starting to test and remediate our key internal controls.

These remedial steps will need to be placed in operation for a sufficient period of time before we can evaluate the overall effectiveness of our remediation plan and be able to conclude that the material weaknesses have been remediated.  As such, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures, which are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, were ineffective as of June 30, 2010.

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

Changes in Internal Control Over Financial Reporting

As described above, there were changes in our internal control over financial reporting during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Strong Safety Performance

We operate three wholly-owned surface coal mines, two of which, the Antelope mine and the Cordero Rojo mine, are in north east Wyoming and the Spring Creek mine in south east Montana.  We also own, but do not operate, a 50% interest in a fourth surface coal mine in south east Montana, the Decker mine.

One of the Company’s most important values is ensuring the safety of our employees and contractors and protecting the environment we live and work in by operating in a safe and responsible manner.  We have extensive safety systems that have been developed over many years. The Company continues to focus on developing these systems and the safety leadership skills of our frontline supervisors. We spend considerable time working in collaboration with our contractors to improve their safety performance while on our sites. Cloud Peak Energy uses external audits to maintain certifications of the Cloud Peak Energy Health, Safety and Environment Management System.  A subset of this Cloud Peak Energy system is our certification under ISO-14001 and OHSAS-18001 programs, which cover Environment Management Systems and Occupational Health and Safety.  Our mines are also regularly inspected by the Mine Safety and Health Administration (MSHA) and state mine inspectors as part of their normal programs.

We had a strong safety performance in 2009. According to MSHA data for our three operated mines, Cloud Peak Energy had the lowest 2009 all injury frequency rate (AIFR) among the ten largest U.S. coal producers of 0.66. The AIFR is the number of reportable injuries suffered by employees per 200,000 hours worked.  We substantially outperformed our 2009 safety target of 0.88 AIFR.  Notably, the Antelope mine reached four million man-hours without a lost time incident at the end of 2009, and the Spring Creek mine was a runner-up in 2009 in the esteemed national Sentinels of Safety award for large surface coal groups.

For the first six months of 2010, our AIFR was 0.62.  There have been no reportable injuries to any contractors working on our operated mine sites during 2010, which is a significant achievement, as contractors historically tend to have a higher injury rate.

Quarterly Reporting Pursuant to Wall Street Reform and Consumer Protection Act Section 1503

As provided by Section 1503 of the Wall Street Reform and Consumer Protection Act, Cloud Peak Energy provides the following safety-related information for our three operated mines for the second quarter of 2010:

Item	Antelope Mine	Cordero Rojo Mine	Spring Creek Mine
Section 104 S&S citations (#)(1)	10	—	—
Section 104(b) orders (#)(2)	—	—	—

(1)  Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977 (30 U.S.C. 814) (the Act) for which Cloud Peak Energy received a citation from MSHA.

(2)  Total number of orders issued under section 104(b) of the Act (30 U.S.C. 814(b)).

Section 104(d) citations and orders (#)(3)	—	—	—
Section 110(b)(2) violations (#)(4)	—	—	—
Section 107(a) orders (#)(5)	—	—	—
Proposed MSHA assessments ($)(6)	$18,571.00	—	$343.00
Fatalities (#)(7)	—	—	—
Section 104(e) notices(8)	—	—	—
Pending Mine Safety Commission legal actions (including any contested penalties for citations issued)(9)	—	One pending temporary reinstatement proceeding under Section 105(c) (10)	—

(3)  Total number of citations and orders for unwarrantable failure of Cloud Peak Energy to comply with mandatory health or safety standards under section 104(d) of the Act (30 U.S.C. 814(d)).

(4)  Total number of flagrant violations under section 110(b)(2) of the Act (30 U.S.C. 820(b)(2)).

(5)  Total number of imminent danger orders issued under section 107(a) of the Act (30 U.S.C. 817(a)).

(6)  Total dollar value of proposed assessments from MSHA under the Act (30 U.S.C. 801 et seq.).

(7)  Total number of mining-related fatalities.

(8)  A list of Cloud Peak Energy operated coal mines that received written notice from MSHA of (A) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal mine health or safety hazards under section 104(e) of such Act (30 U.S.C. 814(e)); or (B) the potential to have such a pattern.

(9)  Any pending legal action before the Federal Mine Safety and Health Review Commission involving a Cloud Peak Energy operated coal mine.

(10)  Docket No. WEST 2010-1314-D.

Item 6.  Exhibits.

See Exhibit Index at page 31 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ MICHAEL BARRETT
Date: August 4, 2010		Michael Barrett
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents

10.1

Modified Coal Lease, dated July 1, 2010, between Spring Creek Coal LLC and the United States of America through the Bureau of Land Management (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K dated June 16, 2010).

10.2*	Employment Agreement between Cloud Peak Energy Inc. and Todd Myers dated as of July 6, 2010.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed or furnished herewith