Form 10-Q
period 2010-09-30
CLOUD PEAK ENERGY INC.
filed 2010-11-05
CIK 1441849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  001-34547

Cloud Peak Energy Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3088162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 S. Gillette Ave., Gillette, Wyoming	82716
(Address of principal executive offices)	(Zip Code)

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

There were 31,481,652 shares of common stock with a par value of $0.01 per share outstanding at October 31, 2010.

CLOUD PEAK ENERGY INC.

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$287,713	$268,316
Restricted cash	218,397	80,180
Accounts receivable, net	87,542	82,809
Due from related parties	2,898	8,340
Inventories	66,705	64,199
Deferred income taxes	1,738	280
Other assets	15,096	7,321
Total current assets	680,089	511,445
Non-current assets
Property, plant and equipment, net	965,130	987,143
Intangible assets, net	—	3,197
Goodwill	35,634	35,634
Deferred income taxes	73,433	100,520
Other assets	38,858	39,657
Total assets	$1,793,144	$1,677,596
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$51,670	$57,304
Royalties and production taxes	134,302	102,912
Accrued expenses	66,014	47,763
Current portion of tax agreement liability	1,685	758
Current portion of federal coal lease obligations	54,394	50,768
Other liabilities	4,543	4,514
Total current liabilities	312,608	264,019
Non-current liabilities
Tax agreement liability, net of current portion	66,555	53,751
Senior notes	595,592	595,321
Federal coal lease obligations, net of current portion	67,387	118,289
Asset retirement obligations, net of current portion	181,437	175,940
Other liabilities	29,249	24,798
Total liabilities	1,252,828	1,232,118
Commitments and contingencies (Note 7)
Equity
Common stock ($0.01 par value; 200,000,000 shares authorized; 31,482,594 and 31,449,002 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	315	314
Additional paid-in capital	258,875	251,083
Retained earnings	29,420	8,459
Accumulated other comprehensive loss	(6,591)	(6,951)
Total Cloud Peak Energy Inc. shareholders’ equity	282,019	252,905
Noncontrolling interest	258,297	192,573
Total equity	540,316	445,478
Total liabilities and equity	$1,793,144	$1,677,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$372,364	$357,241	$1,024,960	$1,061,286
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	262,166	228,906	719,007	703,725
Depreciation and depletion	25,997	24,047	75,212	68,383
Amortization	—	8,519	3,197	24,770
Accretion	3,337	2,945	9,903	8,402
Selling, general and administrative expenses	16,514	19,564	47,159	49,075
Total costs and expenses	308,014	283,981	854,478	854,355
Operating income	64,350	73,260	170,482	206,931
Other income (expense)
Interest income	184	86	411	228
Interest expense	(11,404)	(61)	(36,186)	(1,007)
Tax agreement expense	(19,669)	—	(19,669)	—
Other, net	84	(50)	123	15
Total other expense	(30,805)	(25)	(55,321)	(764)
Income from continuing operations before income tax provision and earnings from unconsolidated affiliates	33,545	73,235	115,161	206,167
Income tax provision	(14,712)	(21,256)	(30,212)	(59,888)
Earnings from unconsolidated affiliates, net of tax	683	511	2,499	989
Income from continuing operations	19,516	52,490	87,448	147,268
Income from discontinued operations, net of tax	—	20,343	—	42,790
Net income	19,516	72,833	87,448	190,058
Less: Net income attributable to noncontrolling interest	26,115	—	66,592	—
Net income (loss) attributable to controlling interest	$(6,599)	$72,833	$20,856	$190,058

Amounts attributable to controlling interest common shareholders:
Income (loss) from continuing operations	$(6,599)	$52,490	$20,856	$147,268
Income from discontinued operations	—	20,343	—	42,790
Net income (loss)	$(6,599)	$72,833	$20,856	$190,058

Earnings per common share attributable to controlling interest:
Basic and diluted
Income (loss) from continuing operations	$(0.22)	$0.87	$0.68	$2.45
Income from discontinued operations	—	0.34	—	0.72
Net income (loss)	$(0.22)	$1.21	$0.68	$3.17
Weighted-average shares outstanding	30,600,000	60,000,000	30,600,000	60,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balances at December 31, 2009	$314	$251,083	$8,459	$(6,951)	$192,573	$445,478
Comprehensive income
Net income			20,856		66,592	87,448
Retiree medical plan, net of tax				360	525	885
Total comprehensive income						88,333
Adjustment to beginning balance, Tax Receivable Agreement		2,414				2,414
Stock compensation		5,379				5,379
Restricted stock issuance	1	(1)				—
Distribution					(1,288)	(1,288)
Change in ownership allocation			105		(105)
Balances at September 30, 2010	$315	$258,875	$29,420	$(6,591)	$258,297	$540,316

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from continuing operations
Operating activities
Income from continuing operations	$87,448	$147,268
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and depletion	75,212	68,383
Amortization	3,197	24,770
Accretion	9,903	8,402
Earnings from unconsolidated affiliates	(2,499)	(989)
Distributions of income from equity investments	15	4,000
Deferred income taxes	21,330	(3,160)
Stock compensation expense	5,379	548
Change in tax agreement liability	19,669	—
Other, net	2,850	226
Changes in operating assets and liabilities:
Accounts receivable, net	(4,733)	(1,939)
Inventories	(2,445)	(7,473)
Due to or from related parties	5,442	93,128
Other assets	(7,762)	(2,759)
Accounts payable and accrued expenses	51,837	23,502
Asset retirement obligations	(4,005)	(2,942)
Net cash provided by operating activities from continuing operations	260,838	350,965
Investing activities
Purchases of property, plant and equipment	(56,129)	(88,219)
Return of restricted cash	80,180	—
Restricted cash deposit	(218,397)	—
Proceeds from sales of assets	1,469	143
Cash advances to affiliate	—	(259,660)
Net cash used in investing activities from continuing operations	(192,877)	(347,736)
Financing activities
Repayments on other long-term debt	(47,276)	(65,313)
Distributions to Rio Tinto	(1,288)	(241)
Net cash used in financing activities from continuing operations	(48,564)	(65,554)
Net cash provided by (used in) continuing operations	19,397	(62,325)
Cash flows from discontinued operations
Net cash from operating activities	—	69,799
Net cash from investing activities	—	(5,090)
Net cash provided by discontinued operations	—	64,709
Net increase in cash and cash equivalents	19,397	2,384
Cash and cash equivalents at beginning of period	268,316	15,935
Cash and cash equivalents at end of period	$287,713	$18,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

“Cloud Peak Energy,” “we,” “us,” “our” or the “Company” refer collectively to CPE Inc., CPE Resources and their consolidated subsidiaries.  Those terms also include RTEA with respect to periods prior to our IPO, when RTEA was the parent company of CPE Resources and its subsidiaries.  “Rio Tinto” refers collectively to Rio Tinto America, Rio Tinto Energy America, and Rio Tinto plc.

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

Basis of Presentation

These unaudited condensed consolidated financial statements of CPE Inc. and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2009 and 2008, and for each of the three years ended December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects the financial position as of September 30, 2010, and the results of operations and cash flows of the Company for the three and nine months ended September 30, 2010 and 2009, in conformity with U.S. GAAP.  Interim results for the three and nine months ended September 30, 2010, may not be indicative of results that will be realized for the full year ending December 31, 2010.

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

Variable Interest Entities

A variable interest entity (“VIE”) generally is an entity that is designed to have one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of equity at risk do not have all the characteristics of a controlling financial interest in the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

has disproportionately few voting rights.  A VIE is required to be consolidated in the financial statements of the entity that is determined to hold a controlling financial interest in the VIE.  A controlling financial interest is defined as the power to direct the activities of a VIE that most significantly the VIE’s economic performance and the obligation to absorb losses of or receive benefits from the VIE that could potentially be significant to the VIE.

Prior to our IPO, RTEA was the primary beneficiary of Cloud Peak Energy Services Company (“CPESC”), which was an indirect wholly-owned subsidiary of Rio Tinto America.  We determined that CPESC was a VIE, primarily because substantially all of CPESC’s activities were conducted on behalf of RTEA.  We determined that RTEA was the primary beneficiary of CPESC, because RTEA was the Rio Tinto affiliate that was most closely associated with CPESC.  As a result, RTEA included CPESC in its consolidated financial statements prior to our IPO.  In connection with our IPO structuring transactions, Rio Tinto America contributed CPESC to CPE Resources and we now consolidate CPESC based on voting control.

Pre-IPO Expense Allocations

For the three and nine months ended September 30, 2009, our unaudited condensed consolidated financial statements included allocations of certain general and administrative expenses incurred by Rio Tinto America and other Rio Tinto affiliates.  Rio Tinto America provided various services and other support to the Company, including tax, treasury, corporate secretary, legal, procurement, information systems and technology, human resources, accounting and insurance/risk management in the ordinary course of business.  Our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2009, included allocations of expenses incurred by Rio Tinto America and other Rio Tinto affiliates totaling $9.3 million and $19.8 million, respectively.  Of this amount, $7.0 million and $16.0 million was included in selling, general and administrative expenses and the remaining $2.4 million and $3.8 million was included in cost of product sold for the three and nine month periods ended September 30, 2009, respectively.  Also included in selling, general and administrative expenses for the three and nine months ended September 30, 2009, were costs of $4.1 million and $11.3 million, respectively, incurred as a result of actions to divest RTEA, either through a trade sale or an initial public offering.  For the three and nine months ended September 30, 2010, other than the expenses incurred under the transition services agreement (see Note 9), we are no longer incurring costs for services provided by Rio Tinto.  However, we are now incurring costs through the addition of employees, consultants and other professional service providers to support the necessary functions of a stand-alone, public company.

Discontinued Operations

There were no discontinued operations for the three or nine months ended September 30, 2010.  On October 1, 2009, we completed the sale of our membership interest in Jacobs Ranch Coal LLC, which owned and operated the Jacobs Ranch mine, to Arch Coal, Inc.  The Jacobs Ranch mine was classified as held for sale and reported as discontinued operations as of March 1, 2009.  As a result, the unaudited condensed consolidated financial statements report the results of operations and cash flows of the Jacobs Ranch mine as discontinued operations for the three and nine months ended September 30, 2009.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, amending disclosure requirements related to income taxes as a result of the Patient Protection and Affordable Care Act, which became law on March 23, 2010.  Beginning in 2014, the tax deduction available to companies for expenses that are reimbursed under the Medicare Part D retiree drug subsidy program will be reduced.  Since our retiree medical plan did not reimburse for expenses under the Medicare Part D retiree drug subsidy program, we did not take the tax deduction, and there is no impact to our unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Inventories

Inventories, net as of September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	2010	2009
Materials and supplies	$63,584	$60,868
Coal stockpiles and finished product	3,121	3,331
	$66,705	$64,199

Materials and supplies were stated net of an obsolescence allowance of $0.3 million and $1.3 million as of September 30, 2010 and December 31, 2009, respectively.  We recognized a provision to increase the allowance by $261,000 and $658,000 for the three- and nine-month periods ended September 30, 2010.  We recorded inventory charge-offs of $1.3 million and $1.7 million for the same periods.

We recognized a provision to increase the allowance by $14,000 and $284,000 for the three- and nine-month periods ended September 30, 2009.  We recorded inventory charge-offs of $405,000 and $808,000 for the same periods, respectively.

3.  Fair Value of Financial Instruments

Our financial instruments included cash and cash equivalents, restricted cash, accounts receivable, amounts due from related parties, accounts payable and certain current liabilities.  Due to the short-term nature of these instruments, we believe that their carrying amounts approximated fair value.  In addition, we have long-term debt consisting primarily of the senior notes and federal coal lease obligations.  The approximate fair values of our senior notes and federal coal lease obligations were $642.8 million and $130.1 million, respectively, at September 30, 2010.  The fair value of the senior notes was based on market prices as of September 30, 2010.  The fair value estimates for federal coal lease obligations were determined by discounting the remaining lease payments using a current estimate of the credit-adjusted, risk-free interest rate based on our current credit rating.  The fair value of other long-term debt approximated its carrying amount at September 30, 2010.

4.  Income Taxes

For periods prior to our IPO, our consolidated financial statements were prepared on a carve-out basis, and RTEA’s current and deferred taxes were calculated on a stand-alone, separate return basis.  RTEA provided for income taxes on substantially all pre-tax income reported in our consolidated financial statements for pre-IPO periods.  For periods following our IPO, CPE Inc. is required to file a separate federal corporate income tax return and to recognize income taxes on its pre-tax income, which to date has consisted solely of its share (approximately 51.7% as of September 30, 2010) of CPE Resources’s pre-tax income.  We do not recognize any income taxes that Rio Tinto America may be subject to in connection with its noncontrolling interest (48.3% as of September 30, 2010) in CPE Resources as it is generally a nontaxable entity.  Because we no longer recognize income taxes on the noncontrolling interest share of CPE Resources’s pre-tax income, our effective income tax rate (i.e., total income tax expense as a percentage of total pre-tax income) generally is lower in periods following our IPO, based on our ownership interest in CPE Resources.

Our effective tax rate for continuing operations is shown below for the three- and nine-month periods ended September 30, 2010 and 2009, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Tax expense	$14,712	$21,256	$30,212	$59,888
Effective tax rate	43.9%	29.0%	26.2%	29.0%

The effective tax rate increased in the three months ended September 30, 2010, compared with the three months ended September 30, 2009, due to the effects of an increase in the valuation allowance against our deferred tax assets

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

partially offset by tax benefits recorded relating to the increase in the Tax Receivable Agreement liability.  This was further offset by the effect of the noncontrolling interest portion of income for which we do not recognize any income tax expense.

For the nine months ended September 30, 2010, the effective income tax rate was slightly lower than the comparative prior year period due to the effects of the noncontrolling interest offset by the effects of a increase in the valuation allowance against our deferred tax assets net of tax benefits recorded relative to the increase in the Tax Receivable Agreement liability.

5.  Equity and Comprehensive Income

Comprehensive income includes net income and other comprehensive income arising from activity related to our defined benefit employee benefit plans.  The following table summarizes the allocation of total comprehensive income between the controlling and noncontrolling interests for the three and nine months ended September 30, 2010 (in thousands).  There was no noncontrolling interest for either the three or nine months ended September 30, 2009:

Three Months Ended September 30, 2010	Controlling Interest	Noncontrolling Interest	Total
Income from continuing operations before income tax provision and earnings from unconsolidated affiliates	$7,836	$25,709	$33,545
Income tax provision	(14,712)	—	(14,712)
Earnings from unconsolidated affiliates	434	406	840
Income taxes on earnings from unconsolidated affiliates	(157)	—	(157)
Net income	(6,599)	26,115	19,516
Other comprehensive income (loss):
Retiree medical plan adjustment	163	151	314
Income taxes on retiree medical plan adjustment	(58)	—	(58)
Total other comprehensive income	105	151	256
Total comprehensive income	$(6,494)	$26,266	$19,772

Nine Months Ended September 30, 2010	Controlling Interest	Noncontrolling Interest	Total
Income from continuing operations before income tax provision and earnings from unconsolidated affiliates	$50,052	$65,109	$115,161
Income tax provision	(30,212)	—	(30,212)
Earnings from unconsolidated affiliates	1,588	1,483	3,071
Income taxes on earnings from unconsolidated affiliates	(572)	—	(572)
Net income	20,856	66,592	87,448
Other comprehensive income (loss):
Retiree medical plan adjustment	563	525	1,088
Income taxes on retiree medical plan adjustment	(203)	—	(203)
Total other comprehensive income	360	525	885
Total comprehensive income	$21,216	$67,117	$88,333

6.  Earnings Per Share

There were no dilutive potential common shares prior to our IPO.  Following our IPO, dilutive potential common shares include restricted shares and options issued under our Long Term Incentive Plan (“LTIP”) and common shares that

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months ended September 30, 2010, 29,651,912 common membership units, 593,652 restricted shares, and 989,992 options outstanding under LTIP, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

For the nine months ended September 30, 2010, 29,568,263 common membership units, 591,318 restricted shares, and 1,001,280 options outstanding under the LTIP were excluded from the diluted earnings per share calculation because they were anti-dilutive.

7.  Commitments and Contingencies

Commitments

Purchase Commitments

As of September 30, 2010, we had outstanding capital purchase commitments of $38.7 million and coal purchase commitments of $15.1 million.

In April 2008, we entered into an agreement to purchase land adjacent to our Antelope mine, whereby the seller may require us to pay a purchase price of up to $23.7 million which will close between April 2013 and April 2018.

Lease Commitments

In April 2010, we entered into a lease agreement for an office in Broomfield, Colorado.  The lease commenced in August 2010 and has an initial term of 126 months (10.5 years).  Total base rent, including estimated operating expenses, for the entire initial term of the lease is $8.1 million, resulting in average annual rent expense of $770,000.  This new lease agreement replaced our prior sublease of office space in Greenwood Village, Colorado (see Note 9).

Tax Receivable Agreement

Cloud Peak Energy Inc. has recognized an estimated undiscounted future liability for its payments to Rio Tinto under the Tax Receivable Agreement, of which $1.7 million and $66.6 million are classified as current and noncurrent, respectively, as of September 30, 2010.  The estimated liability is based on forecasts of future taxable income over the anticipated life of the mining operations and reclamation activities, assuming no additional coal reserves are acquired.  The amounts to be paid will be determined based on a calculation of future income tax savings that CPE Inc. actually realizes as a result of the tax basis increase that resulted from the IPO structuring transactions.

During the quarter ended September 30, 2010, CPE Inc. completed its 2009 federal income tax return filing process, which included a final determination of the amount of the increased tax basis in CPE Inc.’s share of CPE Resources’s assets recorded as a result of the IPO structuring transactions.  As a result, the initial liabilities CPE Inc. expected to owe under the Tax Receivable Agreement based on its operating plans at the time of the IPO decreased, resulting in a $2.4 million credit to retained earnings as of September 30, 2010.

Additionally, in the third quarter CPE Inc. completed its annual update of its most recent operating plans and to its resulting estimated future taxable income.  This resulted in an increase in the estimated liability due to Rio Tinto under the Tax Receivable Agreement, resulting in a $19.7 million charge to non-operating income for the three and nine months ended

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010.  Related adjustments of $5.4 million to the net value of deferred tax assets are recorded through income tax expense.  These charges are solely attributable to Cloud Peak Energy Inc., the controlling interest.

Based on our estimates as of September 30, 2010, CPE Inc. expects to make payments under the TRA to Rio Tinto of $1.7 million in 2010 and annual payments averaging approximately $8.8 million during 2011 to 2014, with the remaining balance due thereafter.  CPE Inc. is obligated to make these payments and expects to obtain funding for these payments by causing CPE Resources to distribute cash on a pro-rata basis to its owners, which currently include CPE Inc. holding a 51.7% interest and Rio Tinto members holding a 48.3% interest.  Under CPE Resources limited liability company agreement, distributions of cash (including those related to TRA obligations) will be made in CPE Inc’s discretion, as manager, pro rata among the members holding common membership units in accordance with their respective percentage interest in CPE Resources.  Accordingly, based on current ownership percentages, CPE Resources’s total cash payments related to the Tax Receivable Agreement, or any pro-rata distributions from CPE Resources to the Rio Tinto members, would be nearly double the amounts that CPE Inc. is directly obligated to pay.

CPE Inc.’s payments under the Tax Receivable Agreement would be greater if CPE Inc. generates income significantly in excess of its current estimated future taxable income over the anticipated life of its mines, for example, because CPE Inc. acquires additional LBAs beyond its existing LBAs and, as a result, CPE Inc. realizes the full tax benefit of such increased tax basis (or an increased portion thereof). In addition, the Rio Tinto members may reduce their ownership in CPE Resources by exercising their contractual redemption right.  Such a decrease in ownership may result in additional increases in the tax basis of CPE Inc.’s investment in CPE Resources and require CPE Inc. to make increased payments under the Tax Receivable Agreement.  Required payments under the Tax Receivable Agreement also may increase or become accelerated as a result of certain asset transfers outside the ordinary course of business, a change in control of CPE Resources, or a default by CPE Inc.

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

With respect to the period 1993-2001, the MMS has not issued a final decision concerning Decker’s challenge to the assessment.  On January 5, 2009, the Interior Board of Land Appeals, or IBLA, issued a decision affirming the MMS’s decision requiring Decker to pay additional royalties.  On February 16, 2010, the United States District Court for the District of Montana vacated the IBLA decision and remanded the matter to the MMS for further administrative review in light of the District Court’s holding in Decker I.  As of September 30, 2010, the estimated additional assessed royalties (inclusive of interest) for the period 1993-2001 were approximately $11 million.  Decker estimates that even if the assessment for the 1993-2001 period were to be upheld, MMS’s eventual recovery may be nothing but could be up to $11 million.

We have not accrued a liability in our consolidated financial statements with respect to this matter as any potential losses are not considered to be probable and reasonably estimable.  In addition to its substantive challenges to the

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Caballo Coal Company Litigation — Spring Creek

In September 2009, Caballo Coal Company, or Caballo, a subsidiary of Peabody Energy Corporation, commenced an action in Wyoming state court against Spring Creek Coal Company, or Spring Creek, our subsidiary, asserting that Spring Creek repudiated its allegedly remaining obligation under a 1987 agreement to purchase an additional approximately 1.6 million tons of coal, for which it seeks unspecified damages.  Spring Creek believes that it has meritorious defenses to the claim, including that Caballo breached the agreement by failing to make required deliveries in 2006 and 2007.  Spring Creek also believes that it has meritorious counterclaims against Caballo.  We have not accrued a liability in our consolidated financial statements with respect to this matter as any potential losses are not considered to be probable and reasonably estimable.  If, however, the case was determined in an adverse manner to us, the payment of any judgment could be material to our results of operations.

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

Concentrations of Risk and Major Customers

Approximately 84% of our revenues for the nine-month period ended September 30, 2010, were under multi-year contracts that specify pricing terms, compared to 85% for the nine-month period ended September 30, 2009.  While the majority of the contracts are fixed-price, certain contracts have adjustment provisions for determining periodic price changes.  For the three- and nine-month periods ended September 30, 2010 and 2009, there was no single customer that represented more than 10% of consolidated revenues.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  The credit risk is controlled through

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

credit approvals and monitoring procedures.

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

United States federal and state laws require that we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company, or to provide a letter of credit, typically through a bank.  Specific bond and or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  As of September 30, 2010, we had $519.8 million of surety bonds and $10.5 million of standby letters of credit to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  These surety bonds are collateralized by a restricted cash balance of $218.4 million.  As restricted cash may be replaced by letters of credit at our discretion and there is sufficient availability under our revolving credit facility to do so, we have determined that the restricted cash balance is appropriately classified as a current asset.  Total letters of credit issued under our revolving credit facility as of September 30, 2010 were $10.5 million, which reduced our borrowing capacity under the facility to $389.5 million.

8.  Retiree Medical Plan

In connection with our IPO, effective January 1, 2010, we implemented a postretirement medical plan (the “Retiree Medical Plan”) to provide certain postretirement medical benefits to eligible employees, which do not include Decker employees.  Net periodic pension costs included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$579	$—	$1,737	$—
Interest cost	247	—	742	—
Amortization of prior service cost	316	—	1,089	—
Net periodic benefit cost	$1,142	$—	$3,568	$—

9.  Related Party Transactions

Transitional Support Services

Following our IPO, Rio Tinto affiliates provided certain transitional support services to us pursuant to a transition services agreement, which expired in August 2010.  Costs incurred under this agreement were included in selling, general and administrative expenses and totaled $135,000 and $1.1 million for the three and nine months ended September 30, 2010, respectively.

We began leasing office space from Rio Tinto America during 2007.  Rental expense for this lease was $76,000 and $245,000 for the three- and nine-month periods ended September 30, 2010, respectively, and $92,000 and $276,000 for the three- and nine-month periods ended September 30, 2009, respectively.

Following the distribution of our interest in Colowyo Coal Company, L.P. and a uranium mining venture, we provided certain transitional management and administrative support services to the distributed entities on a cost reimbursement basis.  Fees for these transitional support services, which terminated in March 2009, were included as a reduction in operating expenses and totaled $1.4 million for the three and nine months ended September 30, 2009.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Arrangements and Guarantee Fees

While we were a subsidiary of Rio Tinto, Rio Tinto served as guarantor of our surety bonds and certain letters of credit securing our obligations that were issued on our behalf under Rio Tinto’s credit facilities.  In connection with the IPO structuring transactions, we agreed to use our commercially reasonable efforts to obtain new surety bonds, letters of credit or other credit arrangements and to obtain the full release of Rio Tinto with respect to the existing arrangements.  As of December 31, 2009, with the exception of our obligations with respect to Decker, Rio Tinto remained the guarantor and we maintained $80.2 million in restricted cash as collateral for the benefit of Rio Tinto.  As of September 30, 2010, we had obtained replacement surety bonds for all of the $445.5 million in bonds for which Rio Tinto had been the guarantor.  Included in interest expense was $0 and $683,000 in fees Rio Tinto charged us in connection with transitional support of our credit arrangements for the three and nine months ended September 30, 2010, and $340,000 and $678,000 of guarantee fees for the three and nine months ended September 30, 2009, respectively.

Coal Sales

Revenues included sales of coal to Venture Fuels Partnership, a 50% owned coal marketing company, of $11.1 million and $21.0 million for the three and nine months ended September 30, 2010, respectively, compared to $8.5 million and $17.5 million for the three- and nine-month periods ended September 30, 2009, respectively.

Other Commercial Transactions

From time to time, we enter into arms-length commercial arrangements in the ordinary course of business with Rio Tinto, including selling coal to Rio Tinto and engaging Rio Tinto for agency services in connection with our export coal sales.  Since our November 2009 IPO and through the nine months ended September 30, 2010, we have paid approximately $0.3 million for agency services and received $0 million for export coal sales agreements.  During calendar years 2011 and 2012, we expect to pay approximately $0.7 million for agency services and receive approximately $26.0 million for export coal sales agreements based on currently proposed transactions.

10.  Segment Information

Our management reviews, manages and operates our business as a single operating segment - the production of low sulfur, steam coal from surface mines, located in the Western region of the U.S. within the Powder River Basin (“PRB”), which is sold to electric utilities and industrial customers.

The following table presents a summary of total domestic and foreign revenues from external customers for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	$318,579	$339,327	$895,571	$961,707
Foreign	53,785	17,914	129,389	99,579
Total revenues from external customers	$372,364	$357,241	$1,024,960	$1,061,286

We attribute revenue to foreign countries based on the customer’s shipping location.

As of September 30, 2010, all of our long-lived assets were located in the U.S.  All of our revenues for the nine months ended September 30, 2010 and 2009 originated in the U.S.  Our segment revenue and segment total assets equal the reported amounts in the condensed consolidated financial statements.

This report includes the non-GAAP financial measures of (1) Adjusted EBITDA and (2) Adjusted Earnings Per Share (“Adjusted EPS”).  Adjusted EBITDA and Adjusted EPS are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles in the U.S., or U.S. GAAP.  A

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

quantitative reconciliation of Adjusted EBITDA to income from continuing operations and Adjusted EPS to EPS (as defined below) is found in the tables below.

EBITDA represents income from continuing operations before (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, (4) amortization, and (5) accretion. Adjusted EBITDA represents EBITDA as further adjusted to exclude specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are the income statement impacts of:  (1) the tax agreement and (2) our significant broker contract that expired in the first quarter of 2010.

Adjusted EPS represents diluted earnings (loss) per share from continuing operations attributable to controlling interest (“EPS”), adjusted to exclude the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA and described above.

Adjusted EBITDA is an additional tool intended to assist our management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. Adjusted EBITDA is a metric intended to assist management in evaluating operating performance, comparing performance across periods, planning and forecasting future business operations and helping determine levels of operating and capital investments.  Period-to-period comparisons of Adjusted EBITDA are intended to help our management identify and assess additional trends potentially impacting our company that may not be shown solely by period-to-period comparisons of income from continuing operations. Adjusted EBITDA may also be used as part of our incentive compensation program for our executive officers and others.

We believe Adjusted EBITDA and Adjusted EPS are also useful to investors, analysts and other external users of our consolidated financial statements in evaluating our operating performance from period to period and comparing our performance to similar operating results of other relevant companies.  Adjusted EBITDA allows investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and depletion, amortization and accretion and other specifically identified items that are not considered to directly reflect our core operations.  Similarly, we believe Adjusted EPS provides an appropriate measure to use in assessing our performance across periods given that this measure provides an adjustment for certain specifically identified significant items that are not considered to directly reflect our core operations, the magnitude of which may vary drastically from period to period and, thereby, have a disproportionate effect on the earnings per share reported for a given period.

Our management recognizes that using Adjusted EBITDA and Adjusted EPS as performance measures has inherent limitations as compared to income from continuing operations, EPS or other U.S. GAAP financial measures, as these non-GAAP measures exclude certain items, including items that are recurring in nature, which may be meaningful to investors.  Adjusted EBITDA excludes interest expense and interest income; however, as we have historically borrowed money in order to finance transactions and operations, and have invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and influence our ability to generate revenue and returns for shareholders. Adjusted EBITDA excludes depreciation and depletion and amortization; however, as we use capital and intangible assets to generate revenues, depreciation, depletion and amortization are necessary elements of our costs and ability to generate revenue. Adjusted EBITDA also excludes accretion expense; however, as we are legally obligated to pay for costs associated with the reclamation and closure of our mine sites, the periodic accretion expense relating to these reclamation costs is a necessary element of our costs and ability to generate revenue. Adjusted EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. Adjusted EBITDA and Adjusted EPS exclude tax agreement expense; however, this represents our current estimate of payments we will be required to make to Rio Tinto under our Tax Receivable Agreement.  Finally, Adjusted EBITDA and Adjusted EPS exclude income statement amounts attributable to our significant broker contract that expired in the first quarter of 2010; however, this historically represented a positive contribution to our operating results.

As a result of these exclusions, Adjusted EBITDA and Adjusted EPS should not be considered in isolation and do not purport to be alternatives to income from continuing operations, EPS or other U.S. GAAP financial measures as a measure of our operating performance.

When using Adjusted EBITDA as a performance measure, management intends to compensate for these limitations by comparing it to income from continuing operations in each period, so as to allow for the comparison of the performance of

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the underlying core operations with the overall performance of the company on a full-cost, after-tax basis. Using Adjusted EBITDA and income from continuing operations to evaluate the business allows management and investors to (a) assess our relative performance against our competitors and (b) ultimately monitor our capacity to generate returns for shareholders.

Because not all companies use identical calculations, our presentations of Adjusted EBITDA and Adjusted EPS may not be comparable to other similarly titled measures of other companies. Moreover, our presentation of Adjusted EBITDA is different than EBITDA as defined in our debt financing agreements.

The following tables present a reconciliation of net income from continuing operations to Adjusted EBITDA and diluted earnings (loss) per common share attributable to controlling interest from continuing operations to Adjusted EPS for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income from continuing operations	$19,516	$52,490	$87,448	$147,268
Interest income	(184)	(86)	(411)	(228)
Interest expense	11,404	61	36,186	1,007
Income tax provision	14,712	21,256	30,212	59,888
Depreciation and depletion	25,997	24,047	75,212	68,383
Amortization (1)	—	8,519	3,197	24,770
Accretion	3,337	2,945	9,903	8,402
EBITDA	$74,782	$109,232	$241,747	$309,490
Tax agreement expense	19,669	—	19,669	—
Expired significant broker contract (1)	—	(18,931)	(8,324)	(55,285)
Adjusted EBITDA	$94,451	$90,301	$253,092	$254,205

(1)        The impact of the expired significant broker contract on the Statement of Operations is a combination of net income and the amortization expense related to the contract.  All amortization expense for the periods presented was attributable to the significant broker contract.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Diluted earnings (loss) per common share attributable to controlling interest from continuing operations	$(0.22)	$0.87	$0.68	$2.45
Expired significant broker contract	—	(0.17)	(0.17)	(0.51)
Tax agreement expense	0.64	—	0.64	—
Change in net value of deferred tax assets (2)	0.18	—	0.18	—
Adjusted EPS	$0.60	$0.70	$1.33	$1.94
Weighted-average shares outstanding	30,600,000	60,000,000	30,600,000	60,000,000

(2)          Related adjustments to our deferred tax assets, net of valuation allowance, as a result of the increase in tax agreement liability are recorded through income tax expense.

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

•                  future economic conditions;

•                  the contract prices we receive for coal and our customers’ ability to honor contract terms;

•                  market demand for domestic and foreign coal, electricity and steel;

•                  safety and environmental laws and regulations, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage, gaseous emissions, resource use, or ash handling, as well as related costs and liabilities;

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

Overview

This Item 2 is intended to help the reader understand our results of operations and financial condition.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements in Item 1 of this report and in our other Securities and Exchange Commission (“SEC”) filings, including our audited consolidated financial statements in Item 8 and Risk Factors in Item 1A of our 2009 Form 10-K.

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

As of December 31, 2009, we controlled approximately one billion tons of proven and probable coal reserves.  For the year ended December 31, 2009 and nine months ended September 30, 2010 and 2009, we produced 93.3 million tons, 71.4 million tons and 69.7 million tons of coal and sold 103.3 million tons, 72.8 million tons and 77.7 million tons of coal, respectively.  The difference between tons produced and tons sold primarily represents tons of coal we purchased and resold.  Tons of coal we purchased and resold significantly declined in 2010 as the result of the expiration in the first quarter of 2010 of our significant broker sales contract further discussed below.

Our key business drivers include the following:

•                  the price for which we sell our coal;

•                  the volume of coal produced and shipped;

•                  the costs of mining, including labor, repairs and maintenance, fuel, explosives, depreciation of capital equipment, depletion of coal leases, payments to acquire coal and necessary surface rights, and regulatory compliance; and

•      additional expenses associated with our transition to, and ongoing operation as, a stand-alone, public company.

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

Third quarter 2010 shipments from our owned and operated mines increased over the prior year from 24 million tons to 25.1 million tons.  Deliveries to domestic customers increased due to stronger demand for electricity after lower demand for the same period last year.   Sales of coal from our Spring Creek mine to the Asian export market increased.  Stockpiles of PRB coal at utilities have continued to be drawn down, supporting the forward price for coal.  Total third quarter 2010 shipments including our share of the Decker mine and broker sales are down from 27.4 million tons in the third quarter 2009 to 26.1 million tons in 2010.  This decrease is primarily due to the expiration of our significant broker sales contract in early 2010.

As a result of our remaining unsold and index priced position for 2011 through 2013, we believe we are well positioned to benefit from continued near-term demand and pricing.  If, however, the U.S. and international coal markets return to the depressed levels experienced in 2009, our revenues could be adversely affected.

We had one significant broker sales contract under which our subsidiary, Spring Creek Coal LLC, sold coal to a wholesale power generation company.  Due to the nature of the broker sales contract and the market conditions at the time Spring Creek Coal LLC executed the purchase contract, our selling price for the coal was higher than our purchase price.  The contract expired following final deliveries made under the contract in the first quarter of 2010, and the related contract rights intangible asset has been fully amortized.  This broker sales contract contributed $0 and $36.0 million of revenues for the three months ended September 30, 2010 and 2009, respectively.  Income before tax related to this contract was $0 and $10.4 million for those same periods, respectively.  This broker sales contract contributed $14.4 million and $103.1 million of revenues for the nine months ended September 30, 2010 and 2009, respectively.  Income before tax related to this contract was $5.1 million and $30.5 million for those same periods, respectively.  Our revenues and operating income will continue to be negatively impacted in future periods as a result of the expiration of this contract.

Basis of Presentation

Initial Public Offering and IPO Structuring Transactions

On November 19, 2009, Cloud Peak Energy Inc. became a publicly owned holding company through the completion of an initial public offering of its common stock (our “IPO”), and simultaneous acquisition of 51% of the common membership units in CPE Resources.  Prior to our IPO and the related structuring transactions, CPE Resources was a wholly-owned subsidiary of RTEA, which is our predecessor for financial reporting purposes.  For additional details of this transaction, please see Note 2 of Notes to Consolidated Financial Statements in our 2009 Form 10-K.

For all periods presented, our historical consolidated financial statements include the accounts of CPE Resources and its subsidiaries.  Our condensed consolidated financial statements as of and for the nine months ended September 30, 2010, include the accounts of Cloud Peak Energy Inc. and our financial results for the nine months ended September 30, 2009, include the accounts of RTEA, which was the parent company of CPE Resources prior to our IPO structuring transactions (further explained below).  As a result of our IPO structuring transactions, our consolidated financial statements reflect Cloud Peak Energy Inc. as the parent company and no longer include the accounts of RTEA, the former parent company.  Rio Tinto’s remaining ownership interest in CPE Resources is reported as a noncontrolling interest in our consolidated financial statements for periods following our IPO.

The IPO structuring transactions and related agreements were entered into by Cloud Peak Energy Inc., CPE Resources, RTEA and other Rio Tinto affiliates while they were under common control by Rio Tinto.  In accordance with U.S. GAAP, we did not adjust the historical financial reporting carrying amounts of our assets and liabilities in connection with the IPO structuring transactions.

Our IPO and the related structuring transactions had significant effects on the comparability of our condensed consolidated results of operations for the three and nine months ended September 30, 2010, and our condensed consolidated cash flows for the nine months ended September 30, 2010, compared to these respective periods ended September 30, 2009.  These effects include the following:

•                  Cost Structure:  Prior to our IPO, we prepared our financial statements on a carve-out basis.  Accordingly, our operating results for the three and nine months ended September 30, 2009, included allocations of expenses incurred on our behalf by Rio Tinto affiliates of $4.1 million and $11.3 million, respectively, for divestiture activity.  Our operating results for the three and nine months ended September 30, 2010, are no longer affected by Rio Tinto expense allocations related to divestiture expenses.

•                  Income Taxes:  Prior to our IPO, our taxable income was included in Rio Tinto America’s consolidated federal income tax return and we recognized income tax expense in our carve-out consolidated financial statements on a stand-alone, separate-return basis.  As a result of our IPO and related structuring transactions, we recognize income taxes in our consolidated financial statements based on pre-tax income that we expect to report in Cloud Peak Energy Inc.’s federal income tax return, which consists primarily of our interest (51.7% as of September 30, 2010) in CPE Resources’s pre-tax income.  We do not recognize any income taxes that Rio Tinto America may be subject to in connection with its noncontrolling interest (48.3% as of September 30, 2010) in CPE Resources, which is generally not a tax-paying entity.  Because we no longer recognize income taxes on the noncontrolling interest share of CPE Resources’s pre-tax income, our effective income tax rate (i.e., total income tax expense as a percentage of total pre-tax income) generally will be lower in periods following our IPO, based on our ownership interest in CPE Resources.

•                  Tax Receivable Agreement:  In connection with the IPO, CPE Inc. entered into the Tax Receivable Agreement with Rio Tinto and recognized a liability for the undiscounted amounts that CPE Inc. estimates will be paid to Rio Tinto under this agreement.  The amounts to be paid will be determined based on a calculation of future income tax savings that CPE Inc. actually realizes as a result of the tax basis increase that resulted from the IPO structuring transactions.  Annually, during the third quarter, CPE Inc. adjusts the estimated liability to reflect an updated forecast of its future taxable income, and these adjustments are reflected in its results.  Additionally, CPE Inc. will adjust the liability upon the occurrence of major changes in its future projections, such as if we acquire additional LBAs beyond our existing LBAs or if Rio Tinto members reduce their ownership in CPE Resources by exercising their contractual redemption right.  For the three and nine months ended September 30, 2010, CPE Inc. recognized a $19.7 million expense related to its annual update of its most recent operating plans and to its resulting estimated future taxable income.  Related adjustments of $5.4 million are recorded through income tax expense.  These charges are solely attributable to CPE Inc, the controlling interest.  See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.  The assumptions reflected in its estimates involve significant judgment and are subject to substantial uncertainty about future events.  Changes in these estimates may have material and unpredictable effects on its future operating results.  Based on its estimates as of September 30, 2010, CPE Inc. expects to make payments of $1.7 million in 2010 and annual payments averaging approximately $8.8 million during 2011 to 2014, with the remainder balance due thereafter.

•                  Noncontrolling Interest:  Prior to our IPO and related structuring transactions, our consolidated subsidiaries, including CPE Resources, were wholly owned by RTEA, except for Decker, which is proportionately consolidated as discussed below.  As a result of our IPO structuring transactions and the effects of post-IPO restricted stock grants, Cloud Peak Energy Inc. holds a 51.7% interest in CPE Resources as of September 30, 2010.  Our consolidated balance sheets as of September 30, 2010 and December 31, 2009, reflect a noncontrolling interest in equity for the 48.3% interest in CPE Resources held by Rio Tinto.  However, the carrying amount of the noncontrolling interest and the portion of our net income that is attributable to the noncontrolling interest is not equal to 48.3% of consolidated equity or of our consolidated net income due to the effects of income taxes and related agreements that pertain solely to Cloud Peak Energy Inc.

The effects of our IPO and related structuring agreements on our financial condition and results of our operations are described further in our 2009 Form 10-K.

Discontinued Operations

There were no discontinued operations for the 2010 period.  In March 2009, CPE Resources entered into an agreement to sell its membership interest in the Jacobs Ranch mine, a coal mine in Wyoming, to Arch Coal, Inc.  This transaction closed on October 1, 2009, and the proceeds from this sale were distributed to Rio Tinto America.  Our condensed consolidated results of operations for the three and nine months, and cash flows for the nine months ended September 30, 2009, include discontinued operations related to the Jacobs Ranch mine.  Consequently, the discussion of our results of operations below focuses on continuing operations as reported in our historical consolidated financial statements.  Any forward-looking statements exclude the discontinued operations.

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

Results of Operations

The following table presents our operating results for the three and nine months ended September 30, 2010 and 2009 (in thousands; unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$372,364	$357,241	$1,024,960	$1,061,286
Costs and expenses
Cost of product sold	262,166	228,906	719,007	703,725
Depreciation and depletion	25,997	24,047	75,212	68,383
Amortization	—	8,519	3,197	24,770
Accretion	3,337	2,945	9,903	8,402
Selling, general and administrative expenses	16,514	19,564	47,159	49,075
Total costs and expenses	308,014	283,981	854,478	854,355
Operating income	64,350	73,260	170,482	206,931
Other income (expense)
Interest income	184	86	411	228
Interest expense	(11,404)	(61)	(36,186)	(1,007)
Tax agreement expense	(19,669)	—	(19,669)	—
Other, net	84	(50)	123	15
Total other expense	(30,805)	(25)	(55,321)	(764)
Income from continuing operations before income tax provision and earnings from unconsolidated affiliates	33,545	73,235	115,161	206,167
Income tax provision	(14,712)	(21,256)	(30,212)	(59,888)
Earnings from unconsolidated affiliates, net of tax	683	511	2,499	989
Income from continuing operations	19,516	52,490	87,448	147,268
Income from discontinued operations, net of tax	—	20,343	—	42,790
Net income	19,516	72,833	87,448	190,058
Less: Income attributable to noncontrolling interest	26,115	—	66,592	—
Income (loss) attributable to controlling interest	$(6,599)	$72,833	$20,856	$190,058

Three Months Ended September 30, 2010, Compared to the Three Months Ended September 30, 2009

Revenues

Revenues were approximately $372.4 million for the three months ended September 30, 2010, compared to approximately $357.2 million for the three months ended September 30, 2009, an increase of $15.2 million or 4.3%.

Revenues from the sale of coal produced at the three mines that we own and operate is the largest portion of our revenue, and totaled $310.1 million for the three months ended September 30, 2010, compared to $286.5 million for the three months ended September 30, 2009.  This $23.6 million or 8.2% increase reflects a 3.7% increase in the average price per ton of coal sold, to $12.36 in 2010, from $11.92 in 2009, plus a 4.6% increase in shipments, to 25.1 million tons in 2010, from 24.0 million tons in 2009.

Our share of revenues from coal produced at the Decker mine decreased by $1.7 million or 23.0% to $5.7 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, reflecting a decline in shipments partially offset by a higher average sales price per ton.  In April 2010, Decker entered into a sales contract that will extend production and mine life into 2013.

The remaining balance of our revenues, which consist primarily of broker coal sales and billings for transportation and delivery services, totaled $56.6 million and $63.3 million for the three months ended September 30, 2010 and 2009, respectively.  This decrease is primarily the result of the expiration of our significant broker sales contract in the first quarter of 2010 (see “—Overview” above) offset by stronger export revenues and contract buyout settlements.  Other revenues in the three months ended September 30, 2010, included $560,000 from a contract buyout settlement.

Cost of Product Sold

Cost of product sold, excluding depreciation, depletion, amortization and accretion, was $262.2 million for the three months ended September 30, 2010, compared to $228.9 million for the three months ended September 30, 2009, a $33.3 million or 14.5% increase.  Cost of product sold was 70.4% and 64.1% of revenues for those same periods, respectively.

The largest component of cost of product sold is the cost of coal produced at the three mines that we own and operate, which totaled $209.8 million in 2010, compared to $184.8 million in 2009, an increase of approximately 13.5%.  This increase reflects a 4.6% increase in tons shipped from our mines and a 8.7% increase in the cost per ton of coal produced, to $8.36 in 2010 from $7.69 in 2009.  The increase in the cost per ton of coal produced is primarily the result of increases in costs related to royalties and taxes, the price of diesel fuel and lubricants, and a higher strip ratio in 2010 compared to 2009 as our mines move into deeper mining areas.  Our share of the cost of coal produced by the Decker mine decreased $0.4 million in 2010, reflecting lower production volumes offset by higher fixed production costs.

The remaining portion of cost of product sold consists of $46.6 million and $38.0 million as of September 30, 2010 and 2009, respectively, an increase of 22.6%.  This change is due to higher freight and handling fees due to increased international sales partially offset by a decrease in costs associated with the expiration of our significant broker sales contract in the first quarter of 2010.

Depreciation and Depletion

Depreciation and depletion expense was $26.0 million for the three months ended September 30, 2010, compared to $24.0 million for the three months ended September 30, 2009, an increase of $2 million, or 8.3%.  The increase is primarily attributable to a $0.8 million increase in depreciation as a result of a higher capital base following increased investment and capital expenditures in recent years and a $0.8 million increase in depletion of mineral rights and mine development costs.

Amortization

Amortization expense was $0 and $8.5 million for the three months ended September 30, 2010 and 2009, respectively.  As the intangible asset (contract rights), which was our only intangible asset that was being amortized, was fully amortized in March 2010, there was no expense incurred in the three months ended September 30, 2010.

Accretion

Accretion expense, related to asset retirement obligations, was $3.3 million and $2.9 million for the three months ended September 30, 2010 and 2009, respectively.  The increase of $0.4 million or 13.8% is consistent with the progression of the lives of our mines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.5 million for the three months ended September 30, 2010, compared to $19.6 million for the three months ended September 30, 2009.  This $3.1 million or 15.8% decrease reflects costs incurred in 2009 associated with our separation from Rio Tinto that were not incurred in 2010 offset by the costs to operate as a stand-alone public entity.

Other Income (Expense)

Interest income was $0.2 million for the three months ended September 30, 2010, compared to $0.1 million for the three months ended September 30, 2009 and consisted of interest earned on short-term investments.  Interest expense increased to $11.4 million during the three months ended September 30, 2010, from $0.1 million for the three months ended September 30, 2009.  This increase resulted from the issuance of our senior notes on November 25, 2009, including accretion of original issue discount and amortization of deferred financing costs.  Interest expense is net of capitalized interest of $6.1 million and $3.6 million for the three months ended September 30, 2010 and 2009, respectively.  See “—Liquidity and Capital Resources—Senior Unsecured Notes” below.

Tax agreement expense was $19.7 million for the three months ended September 30, 2010 which reflects the effects of our annual update to our forecasted future taxable income.  See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

Income Tax Provision

Income tax expense decreased to $14.7 million for the three months ended September 30, 2010, from $21.3 million for the three months ended September 30, 2009.  The decrease is due to lower income before taxes and also due to the effect of the noncontrolling interest portion of income for which we do not recognize any income tax expense.  The effective income tax rate increased to 43.9% for the three months ended September 30, 2010, from 29% for the three months ended September 30, 2009.  The increase is primarily attributable to the effect of the revaluation of our deferred tax assets as a result of the update to the Tax Receivable Agreement liability.  See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

Discontinued Operations

There were no discontinued operations for the three months ended September 30, 2010.  Income from discontinued operations, net of income tax, of $20.3 million for the three months ended September 30, 2009, represented the results from the Jacobs Ranch mine, which was sold on October 1, 2009.

Income Attributable to Noncontrolling Interest

Income attributable to noncontrolling interest of $26.1 million for the three months ended September 30, 2010, represented Rio Tinto’s interest in CPE Resources’s net income.  The portion of net income that is attributable to the noncontrolling interest is not equal to 48.3% of consolidated equity or of consolidated net income due to the effects of income taxes and related agreements that pertain solely to Cloud Peak Energy Inc.  Specifically, the $19.7 million expense related to the change in the Tax agreement liability and related adjustments of $5.4 million to the net value of deferred tax assets are not attributable to the noncontrolling interest.  There was no noncontrolling interest prior to our IPO on November 19, 2009.

Income (Loss) Attributable to Controlling Interest

As a result of the factors discussed above, the loss attributable to controlling interest for the three months ended September 30, 2010, was $6.6 million compared to net income of $72.8 million for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010, Compared to the Nine Months Ended September 30, 2009

Revenues

Revenues were approximately $1,025.0 million for the nine months ended September 30, 2010, compared to approximately $1,061.0 million for the nine months ended September 30, 2009, a decrease of $36.0 million or 3.4%.

Revenues from the sale of coal produced at the three mines that we own and operate is the largest portion of our revenue, and totaled $866.9 million for the nine months ended September 30, 2010, compared to $813.1 million for the nine months ended September 30, 2009.  This $53.8 million or 6.6% increase reflects a 2.9% increase in the average price per ton of coal sold, to $12.31 in 2010, from $11.96 in 2009, plus a 3.5% increase in shipments, to 70.4 million tons in 2010, from 68.0 million tons in 2009.

Our share of revenues from coal produced at the Decker mine decreased by $5.2 million or 24.8% to $15.8 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.  In April 2010,

Decker entered into a sales contract that will extend production and mine life into 2013.  Shipment volumes for the nine months ended September 30, 2010, reflected a decline compared to the nine months ended September 30, 2009, prior to deliveries starting under the new contract.

The remaining balance of our revenues, which consist primarily of broker coal sales and billings for transportation and delivery services, totaled $142.3 million and $226.9 million for the nine months ended September 30, 2010 and 2009, respectively.  This decrease is primarily the result of the expiration of our significant broker sales contract in the first quarter of 2010 (see “—Overview” above), offset by stronger export revenues and contract buyouts.  Other revenues in the nine months ended September 30, 2010, included $7.1 million from contract buyout settlements.

Cost of Product Sold

Cost of product sold, excluding depreciation, depletion, amortization and accretion, was $719.0 million for the first nine months of 2010, compared to $703.7 million for the nine months ended September 30, 2009, a $15.3 million or 2.2% increase.  Cost of product sold was 70.1% and 66.3% of revenues for those same periods, respectively.

The largest component of cost of product sold is the cost of coal produced at the three mines that we own and operate, which totaled $592.3 million for the nine months ended September 30, 2010, compared to $539.9 million for the nine months ended September 30, 2009, an increase of approximately 9.7%.  This increase reflects a 3.61% increase in tons shipped from our mines and a 5.9% increase in the cost per ton of coal produced, to $8.41 in 2010, from $7.94 in 2009.  The increase in the cost per ton of coal produced is primarily the result of increases in royalties and taxes, the cost of diesel fuel and lubricants, and a higher strip ratio in 2010 compared to 2009, as our mines move into deeper mining areas.  Our share of the cost of coal produced by the Decker mine decreased $3.7 million in 2010, reflecting lower production volumes partially offset by higher unit production costs.

The remaining portion of cost of product sold consists of $110.6 million and $144.0 million as of September 30, 2010 and 2009, respectively, a decrease of 23.2%.  This change is due to a decrease in costs associated with the expiration of our significant broker sales contract in the first quarter of 2010 partially offset by higher freight and handling fees due to increased international sales.  In addition, we recorded a $3.4 million favorable adjustment to freight costs in the first quarter of 2010 for the write off of certain prior year accruals, which were considered immaterial.

Depreciation and Depletion

Depreciation and depletion expense was $75.2 million for the nine months ended September 30, 2010, compared to $68.4 million for the nine months ended September 30, 2009, an increase of $6.8 million, or 9.9%.  The increase is primarily attributable to a $3.9 million increase in depreciation as a result of a higher capital base following increased investment and capital expenditures in recent years and a $2.2 million increase in depletion of mineral rights and mine development costs.

Amortization

Amortization expense was $3.2 and $24.8 million for the nine months ended September 30, 2010 and 2009, respectively.  The $3.2 million in amortization expense was recorded the first quarter 2010 and represents the final amortization related to our significant broker sales contract that expired in March 2010, and decreased from 2009 correspondingly with the decrease in revenue related to that contract (see “—Overview” above).

Accretion

Accretion expense, related to asset retirement obligations, was $9.9 million and $8.4 million for the nine months ended September 30, 2010 and 2009, respectively.  The $1.5 million or 17.9% increase is consistent with the progression of the lives of our mines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $47.2 million for the nine months ended September 30, 2010, compared to $49.1 million for the nine months ended September 30, 2009.  This $1.9 million or 3.9% decrease reflects costs incurred in 2009 associated with our separation from Rio Tinto that were not incurred in 2010 offset by the costs to operate as a stand-alone public entity.

Other Income (Expense)

Interest income was $0.4 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively, and consisted of interest earned on short-term investments.  Interest expense increased to $36.2 million during the nine months ended September 30, 2010, from $1.0 million for the nine months ended September 30, 2009.  This increase resulted from the issuance of our senior notes on November 25, 2009, including accretion of original issue discount and amortization of deferred financing costs.  Interest expense is net of capitalized interest of $18.0 million and $11.2 million for the nine months ended September 30, 2010 and 2009, respectively.  See “—Liquidity and Capital Resources—Senior Unsecured Notes” below.

Tax agreement expense was $19.7 million for the nine months ended September 30, 2010 which reflects the effects of our annual update to our forecasted future taxable income.  See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

Income Tax Provision

Income tax expense decreased to $30.2 million for the nine months ended September 30, 2010, from $59.9 million for the nine months ended September 30, 2009.  The decrease is due to lower income before taxes and also due to the effect of the noncontrolling interest portion of income for which we do not recognize any income tax expense.  The effective income tax rate decreased to 26.2% for the nine months ended September 30, 2010, from 29.0% for the nine months ended September 30, 2009.  The decrease is primarily attributable to the effect of the noncontrolling interest that reduced our effective tax rate, offset by the revaluation of our deferred tax assets as a result of the update to the Tax Receivable Agreement liability.  See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

Discontinued Operations

There were no discontinued operations for the nine months ended September 30, 2010.  Income from discontinued operations, net of income tax, of $42.8 million for the first nine months ended September 30, 2009, represented the results from the Jacobs Ranch mine, which was sold on October 1, 2009.

Income Attributable to Noncontrolling Interest

Income attributable to noncontrolling interest of $66.6 million for the nine months ended September 30, 2010, represented Rio Tinto’s interest in CPE Resources’s net income.  The portion of net income that is attributable to the noncontrolling interest is not equal to 48.3% of consolidated equity or of consolidated net income due to the effects of income taxes and related agreements that pertain solely to Cloud Peak Energy Inc.  Specifically, the $19.7 million expense related to the change in the Tax agreement liability and related adjustments of $5.4 million to the net value of deferred tax assets are not attributable to the noncontrolling interest.  There was no noncontrolling interest prior to our IPO on November 19, 2009.

Income Attributable to Controlling Interest

As a result of the factors discussed above, income attributable to controlling interest for the nine months ended September 30, 2010, was $20.9 million, compared to net income of $190.1 million for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Total unrestricted cash and cash equivalents as of September 30, 2010, and December 31, 2009, was $287.7 million and $268.3 million, respectively.  We also maintained $218.4 million and $80.2 million in restricted cash accounts as of those same dates, respectively, which collateralize outstanding surety bonds securing our obligations to reclaim lands used for mining and also secure coal lease obligations.  In October 2010, approximately $36.4 million of our restricted cash was released due to reductions in collateral requirements under our surety agreements.

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations and borrowing capacity under our $400 million revolving credit facility.  As of September 30, 2010, our borrowing capacity under the revolving credit facility was $389.5 million as a result of letters of credit issued under the facility.  Our ability to borrow under our revolving credit facility is subject to the terms and conditions of the facility, including our compliance with financial and non-financial covenants.  As of September 30, 2010, we were in compliance with the required terms and conditions of the facility.

Our primary uses of cash include our cash costs of coal production, planned capital expenditures, interest payments on our senior notes, federal coal lease installment payments, and on-going payments to Rio Tinto under the Tax Receivable Agreement and pro-rata distributions to the Rio Tinto members of CPE Resources.

We believe the above sources will be sufficient to fund our primary uses of cash for the next 12 months.

Continuing Operations

Net cash provided by operating activities from continuing operations was $260.8 million for the nine months ended September 30, 2010, compared to $351.0 million for the nine months ended September 30, 2009.  This $90.2 million decrease reflects a decrease in net income of $59.8 million, an increase in non-cash expenses and other adjustments before changes in working capital of $32.8 million and a $63.2 million decrease in working capital.  The increase from adjustments before changes in working capital was largely due to a change in deferred taxes.  The decrease in working capital was largely driven by a reduction in related party receivables as a result of changes in our relationship with Rio Tinto through the IPO structuring transactions.

Net cash used in investing activities from continuing operations was $192.9 million for the nine months ended September 30, 2010, compared to $347.7 million for the nine months ended September 30, 2009.  The $154.8 million decrease in cash used in investing activities from continuing operations was primarily the result of a $259.7 million decrease in cash advances to affiliates as a result of the cessation of the cash management program we were under with Rio Tinto prior to the IPO structuring transactions and a $32.1 million decrease in the cash paid for property, plant and equipment, including capitalized interest.  Year-to-date property, plant, and equipment purchases include the acquisition of the lease by modification at the Spring Creek mine and the purchase of approximately 11 million tons of privately held coal.  These decreases were partially offset by a $138.2 million increase in restricted cash to collateralize surety bonds obligations.  See “—Off-Balance Sheet Arrangements” below.

Net cash used in financing activities from continuing operations was $48.6 million for the nine months ended September 30, 2010, compared to $65.6 million for the nine months ended September 30, 2009.  This decrease in cash used in financing activities from continuing operations was primarily attributable to an $18.0 million reduction in repayments of other long-term debt.

Discontinued Operations

There were no discontinued operations for the 2010 period.  Net cash provided from discontinued operations of $64.7 million for the nine months ended September 30, 2009, was a result of cash provided from the Jacobs Ranch mine, which was sold on October 1, 2009.

Senior Unsecured Notes

Our senior notes due in 2017 (the “2017 Notes”) and senior notes due in 2019 (the “2019 Notes”), which we refer to collectively as the senior notes, were registered on September 23, 2010 and each have an outstanding aggregate principal amount of $300 million as of September 30, 2010.  Net of original issue discounts, the aggregate balance reflected on the balance sheet as of September 30, 2010, was $595.6 million.  The 2017 Notes and 2019 Notes bear interest at fixed annual rates of 8.25% and 8.50%, respectively, and mature on December 15, 2017 and 2019, respectively.  There are no mandatory redemption or sinking fund payments for the senior notes and interest payments are due semi-annually on June 15 and December 15.  The initial interest payments of $27.9 million for the period covering November 25, 2009 to June 1, 2010 were made on June 15, 2010.

The indenture governing the senior notes, among other things, limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness and issue preferred equity; pay dividends or distributions; repurchase equity or repay subordinated indebtedness; make investments or certain other restricted payments; create liens; sell assets; enter into agreements that restrict dividends, distributions or other payments from restricted subsidiaries; enter into transactions with affiliates; and consolidate, merge or transfer all or substantially all of their assets and the assets of their restricted subsidiaries on a combined basis.  We were in compliance with its terms and conditions as of September 30, 2010.

Senior Secured Revolving Credit Facility

As of September 30, 2010, no amounts had been drawn under our $400 million credit facility although $10.5 million was committed in connection with the issuance of letters of credit.  The letters of credit are used as collateral to secure our obligations to reclaim lands used for mining.  See “—Off-Balance Sheet Arrangements” below.

We are subject to financial maintenance covenants based on EBITDA (which is defined in the credit agreement and may not be the same as EBITDA presented elsewhere in this report or our other public disclosures), as well as non-financial covenants that restrict certain corporate activities and certain of our subsidiaries.  The credit agreement contains customary events of default with customary grace periods and thresholds.  We were in compliance with its required terms and conditions as of September 30, 2010.

Federal Coal Lease Obligations

Our federal coal lease obligations consist of amounts payable to the Bureau of Land Management, each of which require five equal annual payments.  The remaining aggregate annual payments under our existing federal coal leases total $137.1 million, with $4.0 million due in the remainder of 2010.  We made total payments of $59.8 million during the nine months ended September 30, 2010.  The outstanding principal balance of our federal coal lease obligations was $121.8 million as of September 30, 2010.  The $15.3 million difference between the total payments and the principal balance reflected on our balance sheet represents imputed interest, which will be recognized over the remainder of the lease terms.

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

As of September 30, 2010, we had $519.8 million in surety bonds and $10.5 million in outstanding letters of credit to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations that are not reflected in our unaudited condensed consolidated balance sheet.  These surety bonds are collateralized by a restricted cash balance of $218.4 million.  Our surety bonds are used primarily to secure reclamation obligations, which include amounts to secure performance related to our outstanding obligations to reclaim areas disturbed by our mining activities and are a requirement under our state mining permits; lease obligations, which are generally required as a condition to state or federal coal leases; and other obligations, which include exploration permits, water well construction and monitoring and other miscellaneous items as mandated by the applicable governing agencies.  Our outstanding letters of credit issued under our revolving credit facility secure our share of additional Decker reclamation obligations.

Recent Accounting Pronouncements

In April 2010, the FASB issued an accounting standard update, amending disclosure requirements related to income taxes as a result of the Patient Protection and Affordable Care Act, which became law on March 23, 2010.  Beginning in 2014, the tax deduction available to companies for expenses that are reimbursed under the Medicare Part D retiree drug subsidy program will be reduced.  Since our retiree medical plan does not qualify for this tax deduction, there was no impact to our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices.  We believe our principal market risks are commodity price risk and interest rate risk.

Commodity Price Risks

Market risk includes the potential for changes in the market value of our coal contract portfolio.  All of our planned 2010 production is fully committed and a significant portion of our planned 2011 production is committed.  Due to the long-term nature of our forward sales position, we are not able to quantify our market risk relative to current quoted market prices.  In addition, assuming our customers take and pay for the coal volumes as set forth in our contracts, our 2010 commodity price risk is limited to the committed and unpriced agreements.  Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations, rather than through the use of derivative instruments.

We also face price risk involving other commodities used in our production process.  We believe that price risks associated with diesel fuel and explosives are significant because of the recent price fluctuations for these commodities.  Based on our projections of our usage of these commodities for the next 12 months, and assuming that the average cost of diesel fuel and explosives increase by 10%, respectively, we would incur additional fuel and explosive costs of approximately $7 million and $5 million, respectively, over the next twelve months.  Historically, we have not hedged commodities such as diesel fuel and natural gas.  We may enter into hedging arrangements in the future.

Interest Rate Risk

Our credit facility is subject to an adjustable interest rate.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Revolving Credit Facility.” We had no outstanding borrowings under our credit facility as of September 30, 2010.  To the extent that we borrow under the revolving credit facility, we may be subject to increased sensitivity to interest rate movements as they relate to CPE Resources’s ability to repay its debt.  Any future debt arrangements that we enter into may also require borrowings at adjustable interest rates that may increase our sensitivity to interest rate movements.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

In the process of preparing our consolidated financial statements for prior periods in connection with our 2009 IPO, we identified material weaknesses in our internal controls over financial reporting that contributed to a restatement of our 2005, 2006 and 2007 consolidated financial statements and September 30, 2008, interim condensed consolidated financial statements.  Prior to our IPO, as an indirect wholly-owned subsidiary of Rio Tinto, we were not required to and we did not maintain a sufficient complement of personnel with an appropriate level of accounting, taxation and financial reporting knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements on a stand-alone basis and the complexity of our operations and transactions.  We also did not maintain an adequate system of processes and internal controls sufficient to support our financial reporting requirements and produce timely and accurate U.S. GAAP consolidated financial statements consistent with being a stand-alone, public company.

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

In preparation for the filing of our 2009 Form 10-K, management performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, and concluded that the previously identified material weaknesses were not yet remediated.  As a result, during the three months ended September 30, 2010, we continued to identify and implement changes and improvements in our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses.  These changes include:

•                  additional personnel changes in the accounting and financial reporting areas;

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

These remedial steps will need to be placed in operation for a sufficient period of time before we can evaluate the overall effectiveness of our remediation plan and be able to conclude that the material weaknesses have been remediated.  As such, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures, which are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, were ineffective as of September 30, 2010.

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

Changes in Internal Control Over Financial Reporting

As described above, there were changes in our internal control over financial reporting during the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings, which information is incorporated by reference herein.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Strong Safety Performance

We operate three wholly-owned surface coal mines.  The Antelope mine and Cordero Rojo mine are in northeast Wyoming, and the Spring Creek mine is in south east Montana.  We also own, but do not operate, a 50% interest in a fourth surface coal mine in southeast Montana, Decker mine.

One of our most important values is ensuring the safety of our employees and contractors by operating in a safe and responsible manner and protecting the environment in which we live and work.  We have extensive safety systems that have been developed over many years.  We continue to focus on developing these systems and the safety leadership skills of our frontline supervisors.  We spend considerable time working in collaboration with our contractors to improve their safety performance while on our sites.  We use external audits to maintain certifications of our Health, Safety and Environment Management System.  A subset of this system is our certification under ISO-14001 and OHSAS-18001 programs, which cover Environment Management Systems and Occupational Health and Safety.  Our mines are also regularly inspected by the Mine Safety and Health Administration (MSHA) and state mine inspectors as part of their normal programs.

We had a strong safety performance in 2009.  According to MSHA data for our three owned and operated mines, we had the lowest 2009 all injury frequency rate (AIFR) among the ten largest U.S. coal producers of 0.66.  The AIFR is the number of reportable injuries suffered by employees per 200,000 hours worked.  We substantially outperformed our 2009 safety target of 0.88 AIFR.  Notably, the Antelope mine reached four million man-hours without a lost time incident at the end of 2009, and the Spring Creek mine was a runner-up in 2009 in the esteemed national Sentinels of Safety award for large surface coal groups.

For the first nine months of 2010, the AIFR for our three owned and operated mines was 0.66 (calculated internally based on MSHA methodology).

Quarterly Reporting Pursuant to Wall Street Reform and Consumer Protection Act Section 1503

As provided by Section 1503 of the Wall Street Reform and Consumer Protection Act, Cloud Peak Energy provides the following safety-related information for our three operated mines for the third quarter of 2010:

Item	Antelope Mine	Cordero Rojo Mine	Spring Creek Mine
Section 104 S&S citations (#)(1)	—	3	—
Section 104(b) orders (#)(2)	—	—	—
Section 104(d) citations and orders (#)(3)	—	—	—
Section 110(b)(2) violations (#)(4)	—	—	—
Section 107(a) orders (#)(5)	—	—	—
Proposed MSHA assessments ($)(6)	—	$2,395	—
Fatalities (#)(7)	—	—	—
Section 104(e) notices(8)	—	—	—
Pending Mine Safety Commission legal actions (including any contested penalties for citations issued)(9)	—	One pending proceeding under Section 105(c) (10)	—

(1)                      Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977 (30 U.S.C. 814) (the Act) for which we received a citation from MSHA.

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

(8)                      Any coal mines owned and operated by us that received written notice from MSHA of (A) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal mine health or safety hazards under section 104(e) of such Act (30 U.S.C. 814(e)); or (B) the potential to have such a pattern.

(9)                      Any pending legal action before the Federal Mine Safety and Health Review Commission involving a coal mine owned and operated by us.

(10)                Docket No. WEST 2010-1314-D in which a terminated employee claims that such termination constituted unlawful retaliation for alleged safety-related statements made to the company.

Item 6.  Exhibits.

See Exhibit Index at page 33 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ MICHAEL BARRETT
Date: November 4, 2010		Michael Barrett Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed or furnished herewith