Form 10-K
period 2010-12-31
CLOUD PEAK ENERGY INC.
filed 2011-02-25
CIK 1441849

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-34547

Cloud Peak Energy Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-3088162 (I.R.S. Employer Identification No.)
505 S. Gillette Ave., Gillette, Wyoming (Address of principal executive offices)	82716 (Zip Code)

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

          As of June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $418 million based on the closing price of the registrant's common stock as reported that day on the New York Stock Exchange of $13.26 per share. In determining this figure, the registrant has assumed that all of its directors and executive officers are affiliates. Such assumptions should not be deemed conclusive for any other purpose.

          Number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2011: common stock, par value $0.01 per share 60,877,517 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2011 annual meeting of stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

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

  •
  future legislation, changes in regulations or governmental policies or changes in interpretations thereof, and third-party regulatory challenges, including with respect to carbon emissions, safety standards and regulatory processes and approvals required to lease and obtain permits for coal mining operations or to transport coal to domestic and foreign customers;

  •
  our ability to produce coal at existing and planned volumes and costs;

  •
  the availability and cost of coal reserve acquisitions and surface rights and our ability to successfully acquire new coal reserves and surface rights at attractive prices and in a timely manner;

  •
  the impact of our initial public offering, related transactions and recent secondary offering, including resulting tax implications and changes to our valuation allowance on our deferred tax assets;

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

  •
  railroad, export terminal capacity and other transportation performance, costs and availability;

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

        BLM.    Department of the Interior, Bureau of Land Management.

        BNSF.    Burlington Northern Santa Fe Railroad.

        British thermal unit,or "Btu."    A measure of the thermal energy required to raise the temperature of one pound of pure liquid water one degree Fahrenheit at the temperature at which water has its greatest density (39 degrees Fahrenheit).

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

        LBA.    Lease by Application. Before a mining company can obtain new coal leases on federal land, the company must nominate lands for lease. The Bureau of Land Management, or BLM, then reviews the proposed tract to ensure maximum coal recovery. It also requires completion of a detailed environmental assessment or an environmental impact statement, and then schedules a competitive lease sale. Lease sales must meet fair market value as determined by the BLM. The process is known as Lease by Application. After a lease is awarded, the BLM also has the responsibility to assure development of the resource is conducted in a fashion that achieves maximum economic recovery.

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

        Truck-and-shovel mining.    Similar forms of mining where large shovels or front-end loaders are used to remove overburden, which is used to backfill pits after the coal is removed. Smaller shovels load coal in haul trucks for transportation to the preparation plant or rail loading facilities.

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

  •
  "CPE Resources" refers to Cloud Peak Energy Resources LLC, a Delaware limited liability company, formerly known as Rio Tinto Sage LLC, which is the operating company for our business, and of which Cloud Peak Energy Inc. is the sole member;

  •
  "IPO Structuring Agreements" refers to the following agreements entered into in connection with our initial public offering: The master separation agreement, the acquisition agreement, the assignment agreement, the agency contract, the promissory note, the employee matters agreement, the escrow agreement, the CPE Resources limited liability company agreement, the management services agreement, registration rights agreement, the Rio Tinto Energy America coal supply agreement, the software license agreement, the tax receivable agreement, the trademark assignment agreement, the trademark license agreement, and the transition services agreement. For a description of our agreements with Rio Tinto and its affiliates, refer to the information included under the caption Certain Relationships and Related Transactions in our Proxy Statement to be distributed to our stockholders in connection with our 2011 annual meeting. We refer generally to the transactions we entered into in connection with these IPO Structuring Agreements as IPO structuring transactions or structuring transactions. See "Initial Public Offering, Related IPO Structuring Transactions, and Secondary Offering" in Note 2 of Notes to Consolidated Financial Statements in Item 8; and

  •
  "Rio Tinto" refers to Rio Tinto plc and Rio Tinto Limited and their direct and indirect subsidiaries, including Rio Tinto Energy America Inc. ("RTEA"), our predecessor for accounting purposes; Kennecott Management Services Company ("KMS"); and Rio Tinto America Inc. ("RTA"), which is the owner of RTEA and KMS.

PART I

Item 1.    Business.

Overview

        Cloud Peak Energy Inc. is the third largest producer of coal in the U.S. and in the Powder River Basin, or PRB, based on our 2010 coal production of 95.3 million tons. We had revenues from our continuing operations of $1.4 billion in 2010. We operate some of the safest mines in the industry. According to Mine Safety and Health Administration, or MSHA, data, in 2010 we had one of the lowest employee all injury incident rate among the ten largest U.S. coal producing companies. We operate solely in the PRB, the lowest cost coal producing region of the major coal producing regions in the U.S., and operate two of the four largest coal mines in the region and in the U.S. Our operations include three wholly-owned surface coal mines, two of which are in Wyoming and one of which is in Montana. We also own a 50% interest in a fourth surface coal mine in Montana. We produce sub-bituminous steam coal with low sulfur content and sell our coal primarily to domestic electric utilities, supplying approximately 47 customers with over 108 domestic plants. We do not produce any metallurgical coal. Steam coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation. In 2010, the coal we produced generated approximately 4% of the electricity produced in the U.S. As of December 31, 2010, we controlled approximately 970 million tons of proven and probable reserves.

        Cloud Peak Energy Inc., a Delaware corporation organized on July 31, 2008, is a holding company that manages its wholly-owned consolidated subsidiary CPE Resources, but has no business operations or material assets other than its ownership interest as of December 31, 2010 of 100% of the common membership units in CPE Resources as discussed more fully in "History" below. Our only source of cash flow from operations will be distributions from CPE Resources pursuant to the CPE Resources limited liability company agreement. We also receive management fees pursuant to a management services agreement between us and CPE Resources as reimbursement of certain administrative expenses.

History

        Our business operations are conducted by CPE Resources, formerly known as Rio Tinto Sage LLC, a Delaware limited liability company formed as a wholly-owned subsidiary of RTEA on August 19, 2008. RTEA is our predecessor for accounting purposes. RTEA, a Delaware corporation, formerly known as Kennecott Coal Company, was formed as a wholly-owned subsidiary of Rio Tinto America on March 1, 1993. Between 1993 and 1998, RTEA acquired the Antelope, Colowyo, Jacobs Ranch and Spring Creek coal mines and the Cordero and Caballo Rojo coal mines, which are operated together as the Cordero Rojo coal mine, and a 50% interest in the Decker coal mine, which is operated by a third-party mine operator. In December 2008, RTEA contributed Rio Tinto America's western U.S. coal business to CPE Resources (other than the Colowyo mine, which is now owned indirectly by Rio Tinto America). On October 1, 2009, CPE Resources sold the Jacobs Ranch mine to Arch Coal, Inc. and distributed the proceeds to Rio Tinto. On November 19, 2009, Cloud Peak Energy Inc. acquired from RTEA approximately 51.0% of the common membership units in CPE Resources in exchange for a promissory note and the SEC declared effective Cloud Peak Energy Inc.'s Registration Statement on Form S-1 (File No. 333-161293) for its initial public offering, or IPO. As a result of these transactions, Cloud Peak Energy Inc. became the sole managing member of CPE Resources with a controlling interest in CPE Resources and its subsidiaries. Cloud Peak Energy Inc. used the proceeds from the IPO to repay the promissory note upon the completion of the IPO on November 25, 2009.

        On December 15, 2010, Cloud Peak Energy Inc. priced a secondary offering of 29,400,000 shares of its common stock on behalf of Rio Tinto (the "Secondary Offering"). In connection with the

Secondary Offering, we exchanged 29,400,000 shares of common stock for the common membership units of CPE Resources held by Rio Tinto and completed the Secondary Offering, resulting in a divestiture of 100% of Rio Tinto's holdings in CPE Resources. As a result of this transaction, CPE Resources is now a wholly-owned subsidiary of Cloud Peak Energy Inc.

        The following condensed diagram depicts our organizational structure as of December 31, 2010:

(1)
Operated together as the Cordero Rojo mine.

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

        Higher sulfur noncompliance coal can be burned in plants equipped with sulfur-reduction technology, such as scrubbers, which can reduce sulfur dioxide emissions by up to 90%, and in facilities that blend compliance and noncompliance coal. In 2009, out of utilities with a coal generating capacity of approximately 314 GW, utilities accounting for a capacity of over 168 GW had been retrofitted with scrubbers. Furthermore, all new coal-fired generation plants built in the U.S. are expected to use some type of sulfur-reduction technology. The demand or price for lower sulfur coal may decrease with widespread implementation of sulfur-reduction technology.

Other

        Ash is the inorganic residue remaining after the combustion of coal. As with sulfur content, ash content varies from seam to seam. Ash content is an important characteristic of coal because it impacts boiler performance and electric generating plants must handle and dispose of ash following combustion. The ash content of PRB coals is generally low, representing approximately 5% to 10% by weight. The composition of the ash, including the proportion of sodium oxide, as well as the ash and fusion temperatures are important characteristics of coal and help determine the suitability of the coal to end users. In limited cases, customer requirements at the Spring Creek mine have required, and may continue to require, the addition of earthen materials to dilute the sodium oxide content of the post-combustion ash of the coal.

        Moisture content of coal varies by the type of coal and the region where it is mined. In general, high moisture content is associated with lower heat values and generally makes the coal more expensive to transport. Moisture content in coal, on an as-sold basis, can range from approximately 2% to over 35% of the coal's weight. PRB coals have typical moisture content of 25% to 35%.

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

Coal Mining Methods

Surface Mining

        All of our mines are surface mining operations utilizing both dragline and truck-and-shovel mining methods. Surface mining is used when coal is found relatively close to the surface. Surface mining typically involves the removal of topsoil, and drilling and blasting the overburden (earth and rock covering the coal) with explosives. The overburden is then removed with draglines, trucks, shovels and dozers. Trucks and shovels then remove the coal. The final step involves replacing the overburden and topsoil after the coal has been excavated, reestablishing vegetation and plant life into the natural habitat and making other changes designed to provide local community benefits. We typically recover 92% or more of the economic coal seam for the mines we operate.

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

Mining Operations

        We operate solely in the PRB. Two of the mines we operate are located in Wyoming and one is located in Montana. We also own a 50% non-operating interest in the Decker mine, which is located in Montana and operated by a third-party mine operator. We currently own the majority of the equipment utilized in our mining operations, excluding the Decker mine. We employ preventative maintenance and rebuild programs and upgrade our equipment as part of our efforts to ensure that it is productive, well-maintained and cost-competitive. Our maintenance programs also utilize procedures designed to enhance the efficiencies of our operations. The following table provides summary information regarding our mines as of December 31, 2010.

						Tons Sold (in millions)
		2010 As Delivered Average
	Annual Maximum Production Capacity(1)
Mine		Btu per lb	Ash Content(2)	Sulfur Content		2010	2009	2008
	(million tons)		(%)	(%)	(lbs SO2/mmBtu)	(million tons)
Antelope	42	8,858	5.4	0.26	0.59	35.9	34.0	35.8
Cordero Rojo	65	8,389	5.4	0.31	0.74	38.5	39.3	40.0
Spring Creek	24	9,262	5.2	0.32	0.69	19.3	17.6	17.9
Decker(3)	16	9,482	4.5	0.42	0.89	1.5	2.3	3.3
Other(4)	N/A	N/A	N/A	N/A	N/A	1.7	10.1	8.1

Total						96.9	103.3	105.1

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

        The following map shows the locations of our mining operations:

Antelope Mine

        The Antelope mine is located in the southern end of the PRB approximately 60 miles south of Gillette, Wyoming. The mine extracts steam coal from the Anderson and Canyon Seams, with up to 44 and 36 feet, respectively, in thickness. We have nominated as an LBA, a large coal tract adjacent to our existing operation. The BLM will determine if the tract will be leased, and if so, the final boundaries of, and the coal tonnage for, this tract. Acquisition of this tract would facilitate access to approximately 80 million tons of non-reserve coal deposits that we control. We currently expect the BLM will schedule this LBA for bid sometime in 2011, subject to the outcome of legal challenges filed in 2010 against the BLM and the Secretary of the Interior by environmental organizations with respect to the EIS and other matters associated with the West Antelope II LBA. Other potential large areas of unleased coal north and west of the mine are available for nomination by us or other mining operations or persons.

Cordero Rojo Mine

        The Cordero Rojo mine is located approximately 25 miles south of Gillette, Wyoming. The mine extracts steam coal from the Wyodak Seam, which ranges from approximately 55 to 70 feet in thickness. We have nominated as an LBA a large coal tract adjacent to our existing operation, which we now believe the BLM will schedule for lease in 2011 or 2012. The BLM will determine if the tract will be leased, and if so, the final boundaries of, and the coal tonnage for, this tract. Significant areas of unleased coal are potentially available for nomination by us or other mining operations or persons adjacent to our current operations.

Spring Creek Mine

        The Spring Creek mine is located in Montana approximately 35 miles north of Sheridan, Wyoming. The mine extracts steam coal from the Anderson-Dietz Seam, which averages approximately 80 feet in thickness. The location of the mine relative to the Great Lakes is attractive to our customers in the northeast because of lower transportation costs. The location of the Spring Creek mine also provides access to export terminals in the Pacific northwest, providing an advantage relative to other PRB mines. As a result, interest from foreign buyers in coal from our Spring Creek mine continues, and, in 2010, we shipped approximately 3.3 million tons of Spring Creek coal through the Westshore terminal. In June 2010, we entered into a Modified Coal Lease (the "Lease Modification") with the BLM. The Lease Modification modified Coal Lease MTM-069782 (the "Existing Lease") and added approximately 48 million tons of proven and probable reserves to the Existing Lease.

Decker Mine

        The Decker mine is located immediately to the southeast of our Spring Creek mine in Montana. We own a non-operating 50% interest in the mine. The Decker mine is a union based operation; however, we do not employ any of the Decker mine employees. A third party operates the Decker mine for us and the other 50% owner and markets the steam coal out of the Decker mine. There are two principal seams at West Decker, Dietz 1 and Dietz 2, with typical thicknesses of 51 and 16 feet, respectively, and three seams at East Decker, Dietz 1 Upper, Dietz 1 Lower and Dietz 2, with typical thicknesses of 27, 17 and 16 feet, respectively. In April 2010, the Decker mine entered into a coal sales contract that will extend production and mine life into 2013. The operator continues to seek commercial market opportunities for additional leased and permitted coal tonnage at the Decker mine.

Customers and Coal Contracts

        We focus on building long-term relationships with customers through our reliable performance and commitment to customer service. We supply coal to over 47 electric utilities and over 91% of our sales were to customers with an investment grade credit rating as of December 31, 2010. Furthermore, over 72% of our 2010 sales were to customers with whom we have had relationships for more than 10 years.

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

        As of December 31, 2010, we had 17 employees in our sales and marketing department.

Customers

        Our primary customers are domestic utility companies with over 108 plants primarily located in the mid-west and south central U.S. Our coal supplies fueled approximately 4% of the electricity generated in the U.S. in 2010. During 2010, approximately 49% of our revenues were derived from our top ten customers. No customer accounted for 10% or more of our revenues in 2010. The following map shows the percentage of our shipped tons of coal by state of destination during 2010 from coal produced at the three mines we own and operate. We also exported approximately 4% of the tons produced at these mines in 2010.

Long-term Coal Sales Agreements

        As is customary in the coal industry, we generally enter into fixed price, fixed volume supply contracts of one- to five-year terms with many of our customers. Multiple year contracts usually have specific and possibly different volume and pricing arrangements for each year of the contract. As of December 31, 2010, approximately 64% of our committed tons were associated with contracts that had three years or more remaining on their term. Most of our supply contracts include a fixed price for the term of the agreement or a pre-determined escalation in price for each year. Some of our agreements that extend for a four- or five-year term or longer may include a variable pricing system. These contracts allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales price. For the year ended December 31, 2010, approximately 97% of our revenues were derived from long-term supply contracts with a term of one year or greater. While most of our sales contracts are for terms of one to five years, some are as short as one to six months, and other contracts have terms longer than ten years.

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

        Price re-opener and index provisions, which can be either renegotiated or based on a fixed formula, are present in certain contracts covering future tonnage commitments. These provisions may allow either party to commence a renegotiation of the contract price at a pre-determined time. Price re-opener provisions may automatically set a new price based on prevailing market price or, in some instances, require us to negotiate a new price, sometimes between a specified range of prices. In some agreements, if the parties do not agree on a new price, either party has an option to terminate the contract. Under some of our contracts, we have the right to match lower prices offered to our customers by other suppliers. In addition, some of our contracts contain clauses that may allow customers to terminate the contract in the event of certain changes in environmental laws and regulations.

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

        Our coal sales agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers for the duration of specified events beyond the control of the affected party, including events such as strikes, adverse mining conditions, mine closures or serious transportation problems that affect us or unanticipated plant outages that may affect the buyer. Our contracts generally provide that in the event a force majeure circumstance exceeds a certain time period (e.g., 60-90 days), the unaffected party may have the option to terminate the transaction or transactions under the agreement. Some contracts stipulate that this tonnage can be made up by mutual agreement or at the discretion of the buyer.

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

        Our subsidiary, Spring Creek Coal LLC, was a party to a broker sales contract under which it had agreed to sell purchased coal to a wholesale power generation company. In 1978, our Spring Creek subsidiary entered into a long-term coal sales contract to underpin the establishment of the Spring Creek mine. When we acquired the Spring Creek mine in 1993, the contract had been amended to allow the mine to meet its delivery requirements from long-term purchase contracts entered into with two separate mines (one of which was the Jacobs Ranch mine which we subsequently acquired in 1998 and sold in 2009). Due to the nature of the broker sales contract and the market conditions at the time the respective agreements were all executed, our selling price for the coal was higher than our purchasing price. Under this contract, we sold approximately 6.8 million tons per year. This broker sales contract contributed $13.7 million of revenues in 2010. The contract expired following final deliveries under the contract in the first quarter of 2010. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview."

        For delivery during the year ended December 31, 2010, we purchased 1.7 million tons through brokers and third-party sources.

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

Suppliers

        Principal supplies used in our business include heavy mobile equipment, petroleum-based fuels, explosives, tires, steel and other raw materials, as well as spare parts and other consumables used in the mining process. We use third-party suppliers for a portion of our equipment rebuilds and repairs, drilling services and construction. We use sole source suppliers for certain parts of our business such as dragline shovel parts and services and tires. We believe adequate substitute suppliers are available. For further discussion of our suppliers, see Item 1A "Risk Factors—Risks Related to Our Business and Industry—Increases in the cost of supplies, or the inability to obtain a sufficient quantity of those supplies, could increase our operating expenses, disrupt or delay our production and materially and adversely affect our profitability."

        We historically relied on various Rio Tinto supply contracts to obtain some of our key consumables. Since our November 2009 IPO, we are not a party to any Rio Tinto supply contracts other than those transferred to us as part of the IPO. While some of our heavy mobile equipment supplies and equipment are still being delivered under purchase orders entered into prior to our IPO, in particular certain heavy mobile equipment and tires, we have since entered into new supply contracts to replace the Rio Tinto supply contracts.

Competition

        The coal industry is highly competitive. We compete directly with all coal producers and indirectly with other energy producers throughout the U.S. and, for our export sales, internationally. The most important factors on which we compete with other coal producers are coal price, coal quality and characteristics, costs incurred by our customers to transport the coal, customer service and the reliability of supply. Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of the domestic electric generation industry and international consumers. These coal consumption patterns are influenced by factors beyond our control, including the supply and demand for domestic and foreign electricity, domestic and foreign governmental regulations and taxes, environmental and other regulatory changes, technological developments, the price and availability of other fuels, such as natural gas and crude oil, and the availability, and subsidies designed to encourage greater use of, alternative energy sources, including hydroelectric, nuclear, wind and solar power, all of which can decrease demand for coal.

        Because most of the coal in the vicinity of our mines is owned by the U.S. federal government, we compete with other coal producers operating in the PRB for additional coal through the LBA process. This process is competitive and we expect the competition for LBAs to remain strong.

Employees

        As of December 31, 2010, we had 1,524 full-time employees. None of our employees are currently parties to collective bargaining agreements. We hold a 50% interest in the Decker mine in Montana, which is a union-based operation operated by a third-party mine operator. However, we do not employ any of the Decker mine employees. We believe that we have good relations with our employees. As of December 31, 2010, we had 250 external contractors, on a full-time equivalent basis.

Executive Officers of the Company

        Set forth below is information concerning our current executive officers.

Name	Age	Position(s)
Colin Marshall	46	President, Chief Executive Officer and Director
Michael Barrett	42	Executive Vice President and Chief Financial Officer
Gary Rivenes	40	Executive Vice President and Chief Operating Officer
Cary Martin	58	Senior Vice President, Human Resources
Todd Myers	47	Senior Vice President, Business Development
James Orchard	50	Senior Vice President, Marketing and Government Affairs
Bryan Pechersky	40	Senior Vice President and General Counsel
A. Nick Taylor	60	Senior Vice President, Technical Services
Heath Hill	40	Vice President and Chief Accounting Officer

        Colin Marshall has served as our President, Chief Executive Officer and a director since July 2008. Previously, he served as the President and Chief Executive Officer of Rio Tinto Energy America Inc. ("RTEA"), an indirect subsidiary of Rio Tinto plc and the former parent company of Cloud Peak Energy Resources LLC, from June 2006 until November 2009. From March 2004 to May 2006, Mr. Marshall served as General Manager of Rio Tinto's Pilbara Iron's west Pilbara iron ore operations in Tom Price, West Australia, from June 2001 to March 2004, he served as General Manager of RTEA's Cordero Rojo mine in Wyoming and from August 2000 to June 2001, he served as Operations Manager of RTEA's Cordero Rojo mine. Mr. Marshall worked for Rio Tinto plc in London as an analyst in the Business Evaluation Department from 1992 to 1996. From 1996 to 2000, he was Finance Director of the Rio Tinto Pacific Coal business unit based in Brisbane Australia. Mr. Marshall received his bachelor of engineering degree and his master's degree in mechanical engineering from Brunel University and his master of business administration from the London Business School.

        Michael Barrett has served as our Executive Vice President and Chief Financial Officer since September 2008. Previously, he served as Chief Financial Officer of RTEA from April 2007 until November 2009, and as Acting Chief Financial Officer of RTEA from January 2007 to March 2007. From November 2004 to April 2007, Mr. Barrett served as Director, Finance & Commercial Analysis of RTEA, and from December 2001 to November 2004, he served as Principal Business Analyst of Rio Tinto Iron Ore's new business development group. From May 1997 to May 2000, Mr. Barrett worked as a Senior Business Analyst for WMC Resources Ltd, a mining company, and was Chief Financial Officer and Finance Director of Medtech Ltd. and Auxcis Ltd., two technology companies listed on the Australian stock exchange, from May 2000 to December 2001. From August 1991 to May 1997, he held positions with PricewaterhouseCoopers in England and Australia. Mr. Barrett received his bachelor's degree with joint honors in economics and accounting from Southampton University and is a Chartered Accountant.

        Gary Rivenes has served as our Executive Vice President and Chief Operating Officer since October 2009. Previously, he served as Vice President, Operations, of RTEA from December 2008 until November 2009, and as Acting Vice President, Operations, of RTEA from January 2008 to November 2008. From September 2007 to December 2007, Mr. Rivenes served as General Manager for RTEA's Jacobs Ranch mine, from October 2006 to September 2007, he served as General Manager for RTEA's Antelope mine and from November 2003 to September 2006, he served as Manager, Mine Operations for RTEA's Antelope mine. Prior to that, he worked for RTEA in a variety of operational and technical positions for RTEA's Antelope, Colowyo and Jacobs Ranch mines since 1992. Mr. Rivenes holds a bachelor of science in mining engineering from Montana College of Mineral, Science & Technology.

        Cary Martin has served as our Senior Vice President of Human Resources since October 2009. Previously, he served as Vice President / Corporate Officer of Human Resources for OGE Energy Corp., an electric utility and natural gas processing holding company from September 2006 until March 2008, and as a Segment Vice President for several different divisions of SPX Corporation, an international multi-industry manufacturing and services company from December 1999 until May 2006. In these capacities, Mr. Martin's responsibilities included oversight of employee and labor relations, workforce planning, employee development, compensation administration, policies and procedures and other responsibilities that are common for a human resources executive. From 1982 until 1999, Mr. Martin served in various management and officer positions for industries ranging from medical facilities to cable manufacturers. Mr. Martin received his bachelor's degree in Business Administration from the University of Missouri and his master's degree in Management Sciences from St. Louis University.

        Todd Myers has served as our Senior Vice President, Business Development since July 2010. Previously, he served as President of Westmoreland Coal Sales Company. Prior to that, Mr. Myers served in other senior leadership positions with Westmoreland Coal Sales Company in marketing and business development during two periods dating to 1989. In his various capacities with Westmoreland, Mr. Myers's responsibilities included developing and implementing corporate merger and acquisition strategies, divesting coal related assets, negotiating complex transactions and other responsibilities generally attributable to the management of coal businesses. Mr. Myers also spent five years with RDI Consulting, a leading consulting firm in the energy industry, where he led the energy and environment consulting practice. In 1987, Mr. Myers served as a staff assistant in the U.S. House of Representatives. Mr. Myers earned his bachelor of arts in political science from Pennsylvania State University in University Park, Pennsylvania, and his masters in international management from the Thunderbird Graduate School of Global Management in Glendale, Arizona.

        James Orchard has served as our Senior Vice President, Marketing and Government Affairs since October 2009. Previously, he served as Vice President, Marketing and Sustainable Development for RTEA from March 2008 until November 2009. From January 2005 to March 2008, Mr. Orchard was Director of Customer Service for RTEA. Prior to that he worked for Rio Tinto's Aluminum division in Australia and New Zealand for over 17 years, where he held a number of technical, operating, process improvement and marketing positions, including as manager of Metal Products from January 2001 to January 2005. Mr. Orchard graduated from the University of New South Wales with a bachelor of science and a PhD in industrial chemistry.

        Bryan Pechersky has served as our Senior Vice President and General Counsel since January 2010. Previously, Mr. Pechersky was Senior Vice President, General Counsel and Secretary for Harte-Hanks, Inc., a worldwide, direct and targeted marketing company from March 2007 to January 2010. Prior to that, he also served as Senior Vice President, Secretary and Senior Corporate Counsel for Blockbuster Inc., a global movie and game entertainment retailer from October 2005 to March 2007, and was Deputy General Counsel and Secretary for Unocal Corporation, an international energy company acquired by Chevron Corporation in 2005, from March 2004 until October 2005. While in these capacities, Mr. Pechersky's responsibilities included advising corporate clients regarding various legal, regulatory and compliance matters, transactions and other responsibilities that are common for a general counsel and corporate secretary. Mr. Pechersky was in private practice for approximately seven years with the international law firm Vinson & Elkins LLP before joining Unocal Corporation. Mr. Pechersky also served as a Law Clerk to the Hon. Loretta A. Preska, Chief Judge of the U.S. District Court for the Southern District of New York in 1995 and 1996. Mr. Pechersky earned his bachelor's degree and Juris Doctorate from the University of Texas, Austin, Texas.

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

        Heath Hill has served as our Vice President and Chief Accounting Officer since September 2010. Previously, Mr. Hill served in various capacities with PricewaterhouseCoopers LLP, our independent public accountants, from September 1998 to September 2010, including Senior Manager from September 2006 to September 2010, and Manager from September 2003 to September 2006. While with PricewaterhouseCoopers LLP, Mr. Hill's responsibilities included assurance services primarily related to SEC registrants, including annual audits of financial statements and internal controls, public debt offerings and IPO transactions. From June 2003 to June 2005 he held a position with PricewaterhouseCoopers in Germany serving US registrants throughout Europe. Mr. Hill earned his bachelor's degree in accounting from the University of Northern Colorado.

Environmental and Other Regulatory Matters

        Federal, state and local authorities regulate the U.S. coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, the reclamation and restoration of mining properties after mining has been completed, the discharge of materials into the environment and the effects of mining on surface and groundwater quality and availability. These laws and regulations have had, and will continue to have, a significant effect on our production costs and our competitive position. Future laws, regulations or orders, as well as future interpretations and more rigorous enforcement of existing laws, regulations or orders, may require substantial increases in equipment and operating costs and delays, interruptions or a termination of operations, the extent of which we cannot predict. Future laws, regulations or orders, including those relating to global climate change, may also cause coal to become a less attractive fuel source, thereby reducing coal's share of the market for fuels and other energy sources used to generate electricity. As a result, future laws, regulations or orders may adversely affect our mining operations, cost structure or our customers' demand for coal.

        We are committed to conducting our mining operations in compliance with all applicable federal, state and local laws and regulations. As an example, all of the mines we operate are certified to the international standard for environmental management systems (ISO 14001). Our industry is highly regulated and the laws and regulations which apply to our operations are extensive, change frequently, and tend to become stricter over time. We have procedures in place, which are designed to enable us to comply with these laws and regulations. We believe we are substantially in compliance with applicable laws and regulations. However, we cannot assure you that we have been or will be at all times in complete compliance.

Mining Permits and Approvals

        Numerous governmental permits or approvals are required for mining operations. When we apply for these permits and approvals, we may be required to prepare and present data to federal, state or local authorities pertaining to the effect or impact that any proposed production or processing of coal may have upon the environment. For example, in order to obtain a federal coal lease, an EIS must be prepared to assist the BLM in determining the potential environmental impact of lease issuance, including any direct and indirect effects from the mining, transportation and burning of coal. Recently, particular attention has been focused on the impact of the production and usage of coal on global climate change, which resulted in extensive comments from environmental groups on the EIS prepared in connection with the West Antelope II LBA, and subsequent legal challenges were filed in 2010 against the BLM and the Secretary of the Interior with respect to this LBA, which we have nominated. This may result in further delays or an inability to obtain this lease. Future nominations or lease applications may also be subject to delays or challenges, which may result in difficulties in obtaining other leases. The authorization, permitting and implementation requirements imposed by federal, state and local authorities may be costly and time consuming and may limit or delay commencement or continuation of mining operations. In the states where we operate, the applicable laws and regulations also provide that a mining permit or modification can be delayed, refused or revoked if officers, directors, shareholders with specified interests or certain other affiliated entities with specified interests in the applicant or permittee have, or are affiliated with another entity that has, outstanding permit violations. Thus, past or ongoing violations of applicable laws and regulations by these interested persons and entities could provide a basis to revoke our existing permits and to deny the issuance of additional permits.

        In order to obtain mining permits and approvals from federal and state regulatory authorities, mine operators must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition, productive use or other permitted condition. Typically, we submit the necessary permit applications several months or even years before we plan to begin mining a new area. Some of our required permits are becoming increasingly difficult and expensive to obtain, and the application review processes are taking longer to complete and increasingly becoming subject to challenge.

        Under some circumstances, substantial fines and penalties, including revocation or suspension of mining permits, may be imposed under the laws described above. Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws.

Surface Mining Control and Reclamation Act

        SMCRA establishes mining, environmental protection, reclamation and closure standards for all aspects of surface coal mining. Mining operators must obtain SMCRA permits and permit renewals from the OSM or from the applicable state agency if the state agency has obtained regulatory primacy. A state agency may achieve primacy if the state regulatory agency develops a mining regulatory program that is no less stringent than the federal mining regulatory program under SMCRA. Both Wyoming and Montana, where our mines are located, have achieved primacy to administer the SMCRA program.

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

        In addition to the bond requirement for an active or proposed permit, the Abandoned Mine Land Fund, which was created by SMCRA, imposes a fee on all coal produced. The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA's adoption in 1977. The current fee is $0.315 per ton of coal produced from surface mines. In 2010, we recorded $29.1 million of expense related to these reclamation fees for our three owned and operated mines.

Surety Bonds

        State laws require a mine operator to secure the performance of its reclamation obligations required under SMCRA through the use of surety bonds or other approved forms of security to cover the costs the state would incur if the mine operator were unable to fulfill its obligations. Prior to the IPO, Rio Tinto served as guarantor of our surety bonds, and our letters of credit were issued under Rio Tinto's pre-existing credit facilities. We have obtained new surety bonds, letters of credit or other credit arrangements and have obtained the full release of Rio Tinto and its affiliates with respect to any existing surety bonds, letters of credit and other guarantees or credit arrangements and such instruments have been accepted as replacements by the appropriate agencies.

        As of December 31, 2010, there were approximately $525.0 million in surety bonds outstanding to secure the performance of our reclamation obligations (including our obligations with respect to the Decker mine). In addition, we have a letter of credit for $10.5 million that we use to secure our 50% share of additional reclamation obligations at the Decker mine. At December 31, 2010, we had $182.1 million of restricted cash used as collateral for our surety bonds.

Mine Safety and Health

        Stringent health and safety standards have been in effect since Congress enacted the Coal Mine Health and Safety Act of 1969. The Federal Mine Safety and Health Act of 1977 (the "Mine Act"), significantly expanded the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. In addition to federal regulatory programs, all of the states in which we operate also have state programs for mine safety and health regulation and enforcement. Collectively, federal and state safety and health regulation in the coal mining industry is among the most comprehensive and pervasive systems for protection of employee health and safety affecting any segment of U.S. industry. The Mine Act is a strict liability statute that requires mandatory inspections of surface and underground coal mines and requires the issuance of enforcement action when it is believed that a standard has been violated. A penalty is required to be imposed for each cited violation. Negligence and gravity assessments result in a cumulative enforcement scheme that may result in the issuance of withdrawal orders. The Mine Act contains criminal liability provisions. For example, it imposes criminal liability for corporate operators who knowingly or willfully authorize, order or carry out violations. The Mine Act also provides that civil and criminal penalties may be assessed against individual agents, officers and directors who knowingly authorize, order or carry out violations. In addition, criminal liability may be imposed against any person for knowingly falsifying records required to be kept under the Mine Act and standards. Recent underground mine accidents have resulted in, and may continue to result in, state and federal legislatures and regulatory authorities increasing scrutiny of mine safety matters and passing more stringent laws governing mining. For example, in 2006, Congress enacted the Mine Improvement and New Emergency Response Act, which imposed additional burdens on coal operators, including, among other matters, (i) obligations related to (a) the development of new emergency response plans that address post-accident communications, tracking of miners, breathable air, lifelines, training and communication with local emergency response personnel; (b) establishing additional requirements for mine rescue teams; and (c) promptly notifying federal authorities of incidents that pose a reasonable risk of death and (ii) increased penalties for violations of the applicable federal laws and regulations. The penalty regulations promulgated in 2007 as a result of this legislation included new heightened penalty categories for certain types of violations and have resulted in imposition of penalty assessment amounts that doubled between fiscal year 2007 and 2008 in the coal industry and are expected to continue to increase. In the wake of the 2006 legislation, enforcement scrutiny also increased, including more inspection hours at mine sites, increased numbers of inspections and increased issuance of the number and the severity of enforcement actions. Various states also have enacted their own new laws and regulations addressing many of these same subjects. Our compliance with these or any new mine health and safety regulations could increase our mining costs.

        We have implemented various internal standards to promote employee health and safety. In addition to these internal standards, we are also Occupational Health and Safety Assessment Series 18001 certified and have voluntarily implemented policies and standards in addition to those required by state or federal regulations that we consider important to the health and safety of our employees. According to MSHA data, in 2009 we had one of the lowest employee all injury incident rate among the ten largest U.S. coal producing companies.

        Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must pay federal black lung benefits to claimants who are current and former employees and also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970. The trust fund is funded by an excise tax on production of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. The excise tax does not apply to coal shipped outside the U.S. In 2010, we recorded $42.6 million of expense related to this excise tax for our three owned and operated mines.

Clean Air Act

        The federal Clean Air Act and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and emission control requirements relating to air pollutants, including particulate matter, which may include controlling fugitive dust. The Clean Air Act indirectly affects coal mining operations by extensively regulating the emissions of particulate matter, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. In recent years, Congress has considered legislation that would require increased reductions in emissions of sulfur dioxide, nitrogen oxide and mercury. In addition to the greenhouse gas issues discussed below, the air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to, the following:

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

  •
  Particulate Matter.  The Clean Air Act requires the EPA to set standards, referred to as NAAQS, for certain pollutants. Areas that are not in compliance (referred to as non-attainment areas) with these standards must take steps to reduce emissions levels. For example, NAAQS have been issued for coarse particulate matter with an aerodynamic diameter less than or equal to 10 microns, or PM10, and for fine particulate matter with an aerodynamic diameter less than or equal to 2.5 microns, or PM2.5. In 2004, the EPA designated all or part of 225 counties in 20 states as well as the District of Columbia, as non-attainment areas with respect to the PM2.5 NAAQS. Individual states were required to identify the sources of emissions and submit emission reduction plans by 2008. These plans could be state-specific or regional in scope. Under the Clean Air Act, individual states have until 2010, with possible extensions to 2015, to secure emissions reductions from sources contributing to the problem and achieve attainment of the standards. None of our operations are located in non-attainment areas for PM2.5 that were designated in 2004. New, more stringent NAAQS for PM2.5 and PM10 were promulgated in 2006.

    In February 2009, the U.S. Court of Appeals for the District of Columbia Circuit upheld the 2006 PM10 NAAQS, but remanded the 2006 PM2.5 NAAQS to the EPA. The 2006 PM2.5 NAAQS

    remain in effect pending either the promulgation of a new NAAQS or an adequate justification of the 2006 PM2.5 NAAQS by the EPA. Any new PM2.5 NAAQS may be more stringent than the 2006 version. In November 2009, the EPA designated non-attainment areas for the revised PM2.5 NAAQS adopted in 2006. State emission reduction plans for achieving the revised standards are due in 2012 and attainment must be achieved between 2014 and 2019. Meeting the 2006 PM2.5 NAAQS or any new version in non-attainment areas may require reductions of nitrogen oxide and sulfur dioxide emissions, in addition to requiring reductions of PM2.5 emissions that are separate and distinct from the reductions that may be required under any other program. Although our operations are not currently located in non-attainment areas, enforcement of the 2006 PM2.5 NAAQS or the promulgation of any new standard will affect many power plants, especially coal-fired plants in non-attainment areas. We are unable to predict the magnitude of the impact on the demand for, or price of, lower sulfur coals from the PRB. Moreover, if the areas in which our mines and coal preparation plants are located suffer from extreme weather events such as droughts, or are designated as non-attainment areas, we could be required to incur significant costs to install additional emissions control equipment, or otherwise change our operations and future development. In addition, the EPA has set more stringent emissions standards for coal preparation plants that took effect on October 8, 2009. These revised limits include more stringent and additional particulate matter emissions limits for certain plants constructed, reconstructed or modified after April 28, 2008, and new emission limits for sulfur dioxide, nitrogen dioxide and carbon monoxide from certain equipment constructed, reconstructed or modified after May 27, 2009. We do not know whether or to what extent the revised limits might have a negative impact on our customers or adversely affect the demand for coal.

  •
  Ozone.  The EPA issued revised ozone NAAQS imposing more stringent limits that took effect in May 2008. Nitrogen oxides, which are a by-product of coal combustion, are classified as an ozone precursor. Under the revised ozone NAAQS, significant additional emissions control expenditures may be required at coal-fired power plants. Attainment dates for the new standards range between 2013 and 2030, depending on the severity of the non-attainment. In July 2009, the U.S. Court of Appeals for the District of Columbia vacated part of a rule implementing the ozone NAAQs and remanded certain other aspects of the rule to the EPA for further consideration. Notwithstanding the decision, we expect that additional emissions control requirements may be imposed on new and expanded coal-fired power plants and industrial boilers in the years ahead. In January 2010, the EPA proposed to adopt even more stringent primary NAAQS for ozone, between the range of 60-70 parts per billion ("ppb") (compared with the 75 ppb standard adopted in 2008). Stringent secondary standards to protect sensitive vegetation and ecosystems also were proposed. The EPA has extended the deadline for adopting new standards to the end of July 2011; non-attainment designations will be made by July 2013; state plans to implement the standards will be due by the end of 2016; and attainment of the standards must be achieved by 2018 or later, depending on the severity of the problem. The combination of these actions may impact demand for coal nationally, but we are unable to predict the magnitude of the impact.

  •
  NAAQS for Other Pollutants.  On June 22, 2010, the EPA published a final rule that tightens the NAAQS for sulfur dioxide. The new regulations are aimed at preventing short term exposure to sulfur dioxide and are specifically meant to curb the negative public health effects associated with sulfur dioxide emissions. For the first time, a 1-hour standard has been adopted at a level of 75 ppb, abandoning the existing 24-hour standard and annual NAAQS for sulfur dioxide. Non-attainment designations will be finalized by June 2012; state implementation plans are due in the winter of 2014; and the deadline to achieve attainment is the summer of 2017. We do not know whether or to what extent these developments might affect our operations.

  •
  Nitrogen Dioxide.  On February 9, 2010, the EPA published a revised NAAQS for nitrogen dioxide. For the first time, the EPA has adopted a 1-hour standard at a level of 100 ppb, as well as retaining the existing annual standard. Initial designations of non-attainment areas will be made by January 2012, with additional designations in 2016-2017 based on further monitoring of ambient levels of nitrogen dioxide. EPA estimates the target date for attainment of the new standard will be between 2021-2022. We do not know whether or to what extent these developments might affect our operations.

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

  •
  Clean Air Interstate Rule.  The EPA's Clean Air Interstate Rule calls for power plants in 28 eastern states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system now in effect for acid rain. In July 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated CAIR in its entirety and directed the EPA to commence new rule-making. After a petition for rehearing, the court ruled in December 2008 that to completely vacate CAIR would sacrifice public health and environmental benefits and that CAIR should remain in effect while the EPA modifies the rule. The EPA released its proposed replacement of CAIR, which is CATR on July 6, 2010. Under the proposed rule, which will be subject to public comment and possible amendments, the EPA would require reductions in annual sulfur dioxide and nitrogen oxide emissions from power plants in 28 states. A final rule is expected in July 2011 and the emissions reductions would start in 2012. When combined with other EPA and state efforts, the EPA predicts that CATR will result in sulfur dioxide reductions of 71% and nitrogen oxide reductions of 52% from 2005 levels by 2014. In addition, legislation has been introduced in the Senate that would require an 80% reduction in power plants' sulfur dioxide emissions by 2018, a 50% reduction in nitrogen oxide emissions by 2015 and a 90% reduction in mercury emissions by 2015. Under CAIR, the proposed CATR, and any replacement rule with similarly stringent caps, although some coal-fired power plants might elect to use more low-sulfur coal, which could increase the demand, other plants might be required to install additional pollution control equipment. This pollution control equipment, such as scrubbers, could lead scrubbed plants to become less sensitive to the sulfur content of coal and more sensitive to delivered price, thereby potentially decreasing the demand for low-sulfur coal at these plants and reducing market prices for low-sulfur coal.

  •
  Mercury.  In February 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA's Clean Air Mercury Rule ("CAMR"), which had established a cap-and-trade program to reduce mercury emissions from power plants. At present, there are no federal regulations that require monitoring and reduction of mercury emissions at existing power plants, and regulations that were promulgated under the CAMR framework in several states have been invalidated. As a result of the decision to vacate the CAMR, the EPA is gathering information from coal-fired power plants regarding emissions of mercury and other hazardous air pollutants for the purpose of developing Maximum Achievable Control Technology standards ("MACT"), for these emissions. The MACT standards for mercury are likely to impose stricter limitations on mercury emissions from power plants than the vacated CAMR, as well as limits on other hazardous air pollutants. The EPA is under a court deadline to issue a final rule requiring MACT for power plants by November 2011. In the meantime, case-by-case MACT determinations for mercury and possibly other hazardous air pollutants may be required for new and reconstructed coal-fired power plants. We are unable to predict the impact of any future MACT standard for mercury or other hazardous air pollutants on the demand for, or the price of, our low-sulfur coal. Apart from CAMR, several states have enacted or proposed regulations requiring reductions in mercury emissions from coal-fired power plants, and federal legislation to reduce mercury emissions from power plants has been proposed. The Obama Administration has also indicated a desire to begin negotiations on an international treaty to reduce mercury pollution. Regulation of mercury emissions by the EPA, states, Congress or pursuant to an international treaty may decrease the future demand for coal, but we are currently unable to predict the magnitude of any such effect.

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

  •
  New Source Review.  A number of pending regulatory changes, court actions and administrative actions may affect the scope and application of the EPA's new source review program, which under certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly increase emissions, to install the more stringent air emissions control equipment required of new plants. The changes to the new source review program may negatively impact demand for coal nationally, but as the final form of the requirements after their revision is not yet known, we are unable to predict the magnitude of the impact. In June, 2010, Earthjustice filed a petition with EPA on behalf of several environmental organizations that requested the agency to: 1) list coal mines as a category of air pollution sources that endanger public health or welfare under Section 111 of the Clean Air Act; 2) establish standards of performance to reduce emissions from new and modified coal mine sources of methane (due to global climate change concerns), particulate matter (including fugitive particulates), volatile organic compounds and nitrogen oxides; and 3) establish standards of performance to reduce emissions of methane from existing coal mine sources. We do not know whether EPA will grant the petition and propose regulations accordingly. If EPA should propose regulations, we do not know what they might require or what impact they might have on our operations.

Global Climate Change

        One by-product of burning coal is carbon dioxide, which is considered a greenhouse gas and is a major source of public concern, recent regulatory initiatives and litigation with respect to global climate change and global warming. In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change (the "Kyoto Protocol"), which establishes a binding set of emission targets for greenhouse gases, became binding on all those countries that had ratified it. To date, the U.S. has refused to ratify the Kyoto Protocol, which expires in 2012. Emission targets under the Kyoto Protocol vary from country to country. If the U.S. were to ratify the Kyoto Protocol, the U.S. would be required to reduce greenhouse gas emissions to 93% of 1990 levels from 2008 to 2012. International discussions are currently underway to develop a treaty to replace the Kyoto Protocol after its expiration in 2012, with an initial goal of reaching a consensus on a replacement treaty at the milestone meeting in Copenhagen, Denmark in December 2009. The Copenhagen meeting did not result in a new treaty, but did result in an "agreement in principle," which would entail the U.S. reducing CO2 emissions on a voluntary basis by at least 17% by 2020, and greater percentages in succeeding years. Any replacement treaty or other international arrangement requiring additional reductions in greenhouse gas emissions could have a negative global impact on the demand for coal.

        Future regulation of greenhouse gas emissions in the U.S. could occur pursuant to future U.S. treaty commitments, new domestic legislation that may impose a carbon emissions tax or establish a cap-and-trade program or regulation by the EPA. Passage of comprehensive global climate change and energy legislation could impact the demand for coal. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.

        Even in the absence of new federal legislation, greenhouse gas emissions may be subject to regulation by the EPA pursuant to the Clean Air Act. In response to the 2007 U.S. Supreme Court ruling Massachusetts v. EPA, the EPA has taken several steps towards promulgating and implementing regulations regarding the emission of greenhouse gases. On December 7, 2009, the EPA issued a final finding that the presence of carbon dioxide and certain other greenhouse gases in the atmosphere endangers public health and welfare. This finding was a prerequisite to EPA regulation of greenhouse gas emissions from motor vehicles under the Clean Air Act. As a result of this finding, EPA has promulgated further regulations subjecting greenhouse gas emissions from stationary sources that exceed certain emission thresholds (these emission thresholds would cover power plants as well as other large industrial sources) will also become subject to various requirements, including certain air permitting requirements, under the Clean Air Act beginning on January 2, 2011. These requirements would include the mandatory use of best available control technology for greenhouse gas emissions whenever the construction or modification of a facility would increase greenhouse gas emissions by 75,000 tons per year or more as well as other burdensome and time-consuming permitting requirements. As a result of these regulations, our customers may reduce the amount of coal they purchase from us. Moreover, in September 2009, the EPA promulgated a rule requiring certain emitters of greenhouse gases, including coal-fired power plants, to monitor and report their greenhouse gas emissions to the EPA.

        Many states and regions have adopted greenhouse gas initiatives and certain governmental bodies, including the State of California, have or are considering the imposition of fees or taxes based on the emission of greenhouse gases by certain facilities. Ten northeastern states (Connecticut, Delaware, Maine, Massachusetts, Maryland, New Hampshire, New Jersey, New York, Rhode Island and Vermont) have formed the Regional Greenhouse Gas Initiative ("RGGI"), the only operating cap-and-trade system in the United States. RGGI is aimed at reducing carbon dioxide emissions from power plants in the participating states. The RGGI program calls for signatory states to stabilize carbon dioxide emissions at 2005 levels from 2009 to 2015, followed by a 2.5% reduction each year from 2015 through 2018. Since its inception, several additional northeastern states and Canadian provinces have joined as observers. RGGI has begun holding quarterly carbon dioxide allowance auctions for its initial three-year compliance period from January 1, 2009, to December 31, 2011 to allow utilities to buy allowances to cover their carbon dioxide emissions.

        Global climate change initiatives are also being considered or enacted in some western states. In September 2006, California enacted the Global Warming Solutions Act of 2006, which establishes a statewide greenhouse gas emissions cap of 1990 levels by 2020 and sets a framework for further reductions after 2020. In September 2006, California also adopted greenhouse gas legislation that prohibits long-term baseload generators from having a greenhouse gas emissions rate greater than that of combined cycle natural gas generator. In February 2007, the governors of Arizona, California, New Mexico, Oregon and Washington launched the Western Climate Initiative in an effort to develop a regional strategy for addressing global climate change. The goal of the Western Climate Initiative is to identify, evaluate and implement collective and cooperative methods of reducing greenhouse gases in the region to 15% below 2005 levels by 2020. Since its initial launching, a number of additional western states and provinces have joined the initiative, or have agreed to participate as observers, including Montana, which has joined the initiative and Wyoming, which has signed on as an observer. The Western Climate Initiative envisions an economy-wide cap-and-trade program that would include fossil fuels (such as coal) production and processing. Thus, our coal mines could incur additional direct costs if new laws are passed in Montana and Wyoming in accordance with the Western Climate Initiative.

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

        RGGI, the Western Climate Initiative and the Midwestern Greenhouse Gas Reduction Accord have released a joint policy paper stating that they share a common vision on offsets and signaling that the three programs may be moving closer toward acting together to form a national cap-and-trade program. Offsets are greenhouse gas reduction projects outside a mandatory cap that entities can turn to if they fail to meet greenhouse gas reductions targets at their own facilities.

        Additionally, two U.S. federal appeals courts (5th and 2nd Circuits) have reinstated lawsuits permitting individuals, state attorneys general and others to pursue claims against major utility, coal, oil and chemical companies on the basis that those companies have created a public nuisance due to their emissions of carbon dioxide, including increasing the adverse effects of Hurricane Katrina. One of these appeals court decisions was subsequently vacated, without being decided on the merits, when a request to rehear the case en banc was granted but the court rehearing the case failed to establish a quorum. The 2nd Circuit case is now pending before the U.S. Supreme Court.

        These and other current or future global climate change rules have required, and rules, court orders or other legally enforceable mechanisms may in the future require, additional controls on coal-fired power plants and industrial boilers and may even cause some users of coal to switch from coal to a lower carbon fuel. There can be no assurance at this time that a carbon dioxide cap-and-trade program, a carbon tax or other regulatory regime, if implemented by the states in which our customers operate or at the federal level, or future court orders or other legally enforceable mechanisms, will not adversely affect the future market for coal in those regions. The permitting of new coal-fired power plants has also recently been contested by some state regulators and environmental organizations based on concerns relating to greenhouse gas emissions. Recently, the EPA has required that states and companies considering the permitting and building of new coal-fired power plants evaluate the use of natural gas generating stations instead. Increased efforts to control greenhouse gas emissions could result in reduced demand for coal. If mandatory restrictions on carbon dioxide emissions are imposed, the ability to capture and store large volumes of carbon dioxide emissions from coal-fired power plants may be a key mitigation technology to achieve emissions reductions while meeting projected energy demands. A number of recent legislative and regulatory initiatives to encourage the development and use of carbon capture and storage technology have been proposed or enacted. For example, the U.S. Department of Energy announced in May 2009 that it would provide $2.4 billion of federal stimulus funds under the ARRA to expand and accelerate the commercial deployment of large-scaled carbon capture and storage technology. However, there can be no assurances that cost-effective carbon capture and storage technology will become commercially feasible in the near (or more distant) future.

        Even in the absence of comprehensive federal or state legislation on greenhouse gas emissions, global climate change and greenhouse gas emissions have increasingly become issues that must be addressed in connection with the preparation of EISs necessary to obtain additional federal coal leases. For example, we received extensive comments from several environmental groups pertaining to the extent of global climate change discussion that should be included within the EIS document for the federal coal lease application for the West Antelope II LBA, which we have nominated. This LBA is also the subject of pending legal challenges filed in 2010 against the BLM and the Secretary of the Interior by environmental organizations. It is possible that in the future we may be unable to obtain future coal leases on a timely basis, or at all, which could have an adverse impact on our business.

Clean Water Act

        The federal Clean Water Act (the "CWA"), and corresponding state and local laws and regulations affect coal mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the U.S. The CWA provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. Legislation that seeks to clarify the scope of CWA jurisdiction is under consideration by Congress. Recent court decisions, regulatory actions and proposed legislation have created uncertainty over CWA jurisdiction and permitting requirements that could either increase or decrease the cost and time we expend on CWA compliance.

        CWA requirements that may directly or indirectly affect our operations include the following:

  •
  Wastewater Discharge.  Section 402 of the CWA creates a process for establishing effluent limitations for discharges to streams that are protective of water quality standards through the National Pollutant Discharge Elimination System ("NPDES"), and corresponding programs implemented by state regulatory agencies. Regular monitoring, reporting and compliance with performance standards are preconditions for the issuance and renewal of NPDES permits that govern discharges into waters of the U.S. Discharges that exceed the limits specified under NPDES permits can lead to the imposition of penalties, and persistent non-compliance could lead to significant penalties, litigation, compliance costs and delays in coal production. Furthermore, the imposition of future restrictions on the discharge of certain pollutants into waters of the U.S. could increase the difficulty of obtaining and complying with NPDES permits, which could impose additional time and cost burdens on our operations.

    Discharges of pollutants into waters that states have designated as impaired (i.e., as not meeting present water quality standards) are subject to Total Maximum Daily Load ("TMDL") regulations. The TMDL regulations establish a process for calculating the maximum amount of a pollutant that a water body can receive while maintaining state water quality standards. Pollutant loads are allocated among the various sources that discharge pollutants into that water body. Mine operations that discharge into water bodies designated as impaired will be required to meet new TMDL allocations. The adoption of more stringent TMDL-related allocations for our coal mines could require more costly water treatment and could adversely affect our coal production and costs of operations.

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

  •
  Dredge and Fill Permits.  Many mining activities, including the development of settling ponds and other impoundments, may result in impacts to waters of the U.S., including wetlands, streams and certain man-made conveyances with hydrologic connections to such streams or wetlands. Under the CWA, coal companies are required to obtain a Section 404 permit from the Army Corps of Engineers (the "Corps") prior to conducting such mining activities. In Coeur Alaska Inc. v. Southeast Alaska Conservation Council, the U.S. Supreme Court held that the Section 402 and Section 404 permitting programs are mutually exclusive, such that if fill material is discharged into waters of the U.S. under a Section 404 permit, a Section 402 permit for the same discharge is not required. The Corps is authorized to issue general "nationwide" permits for specific categories of activities that are similar in nature and that are determined to have minimal adverse effects on the environment. Permits issued pursuant to Nationwide Permit 21 ("NWP 21"), generally authorize the disposal of dredged or fill material from surface coal mining activities into waters of the U.S., subject to certain restrictions. Since March 2007, permits under NWP 21 were reissued for a five-year period with new provisions intended to strengthen environmental protections. There must be appropriate mitigation in accordance with nationwide general permit conditions rather than less restrictive state-required mitigation requirements, and permit-holders must receive explicit authorization from the Corps before proceeding with proposed mining activities. We currently utilize NWP 21 authorizations for our operations in Wyoming and Montana.

    The Corps, the EPA and the Department of the Interior have announced an interagency action plan designed to reduce the harmful environmental consequences of mountaintop mining in the Appalachian region. As part of this interagency action plan and in response to a federal judge's ruling in March 2009 that the use of permits by the Corps to circumvent its statutory obligations to thoroughly examine the environmental impacts of mountaintop mining was illegal, in June 2010 the Corps suspended the use of NWP 21 in six Appalachian region states. The permit continues to be available in other regions of the country. The suspension of the NWP 21 in Appalachia will remain in effect until the Corps takes further action or until the permit expires on March 18, 2012. We do not practice mountaintop mining; we have no operations in the jurisdictions where these lawsuits were filed; and we have no operations in the states that may be affected by the suspension of NWP 21. However, decisions that restrict the issuance of permits pursuant to NWP 21, lawsuits challenging the use of NWP 21 that may be filed in jurisdictions where we operate, or suspensions or modifications of NWP 21 in the states where we operate could restrict our ability to utilize NWP 21 authorizations in the future. Additionally, while it is unknown precisely what other future changes will be implemented as a result of the interagency action plan, any future changes could further restrict our ability to obtain other new permits or to maintain existing permits.

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

Resource Conservation and Recovery Act

        The EPA determined that coal combustion wastes do not warrant regulation as hazardous wastes under the Resource Conservation and Recovery Act ("RCRA") in May 2000. Most state hazardous waste laws also regulate coal combustion wastes as non-hazardous wastes. The EPA also concluded that beneficial uses of coal combustion wastes, other than for mine-filling, pose no significant risk and no additional national regulations of such beneficial uses are needed. However, the EPA determined that national non-hazardous waste regulations under RCRA are warranted for certain wastes generated from coal combustion, such as coal ash, when the wastes are disposed of in surface impoundments or landfills or used as mine-fill. There have been several legislative proposals that would require the EPA to further regulate the storage of coal combustion waste. Any significant changes in the management of coal combustion waste could increase our customers' operating costs and potentially reduce their ability to purchase coal. In addition, in June 2010 the EPA released two competing proposals for the regulation of coal combustion byproducts. One would regulate the byproducts as hazardous or special waste and the other would classify the byproducts as non hazardous waste. A further revised draft is expected to be published late in 2011. If coal combustion wastes were classified as a special or hazardous waste, regulations may impose restrictions on ash disposal, provide specifications for storage facilities, require groundwater testing and impose restrictions on storage locations, which could increase our customers' operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of coal combustion waste, including coal ash, can lead to material liability to our customers under RCRA or other federal or state laws and potentially reduce the demand for coal.

Comprehensive Environmental Response, Compensation and Liability Act

        The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances into the environment. Under CERCLA and similar state laws, joint and several liability may be imposed on hazardous substance generators, site owners, transporters, lessees and others regardless of fault or the legality of the original disposal activity. Although the EPA currently excludes most wastes generated by coal mining and processing operations from the primary hazardous waste laws, such wastes can, in certain circumstances, constitute hazardous substances for the purposes of CERCLA. In addition, the disposal, release or spilling of some products used by coal companies in operations, such as chemicals, could trigger the liability provisions of CERCLA or similar state laws. Thus, we may be subject to liability under CERCLA and similar state laws for coal mines that we currently own, lease or operate or that we or our predecessors have previously owned, leased or operated, and sites to which we or our predecessors sent hazardous substances. We may be liable under CERCLA or similar state laws for the cleanup of hazardous substance contamination and natural resource damages at sites where we control surface rights.

Endangered Species Act

        The federal Endangered Species Act (the "ESA") and counterpart state legislation protect species threatened with possible extinction. The U.S. Fish and Wildlife Service (the "USFWS") works closely with the OSM and state regulatory agencies to ensure that species subject to the ESA are protected from mining-related impacts. A number of species indigenous to the areas in which we operate are protected under the ESA, and compliance with ESA requirements could have the effect of prohibiting or delaying us from obtaining mining permits. These requirements may also include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species or their habitats. For example, our Spring Creek coal mine applied for lease modification under the BLM leasing regulations, and the area we were proposing to include was declared critical greater sage-grouse habitat by the Montana Fish, Wildlife and Parks Department. This requires a certain degree of mitigation of the impacts on the habitat in order for us to obtain approval of this lease modification. Similarly, in Wyoming, the Buffalo Field Office of the BLM is engaged in revising its Resource Management Plan ("RMP") to include additional sage grouse protective measures in its RMP. Once adopted, this plan may impose limitations on future development and/or further mitigation measures within sage grouse habitat on lands administered by the Buffalo Field Office, including the PRB. Should more stringent protective measures be applied, or if the USFWS lists the sage grouse as threatened or endangered, this could result in increased operating costs, heightened difficulty in obtaining future mining permits, or the need to implement additional mitigation measures. The USFWS published the result of its 12-month status review on March 5, 2010, determining that a listing is warranted but precluded by higher priority listing actions. This finding imposes no legal obligation to protect the bird. Three environmental groups have filed a lawsuit against USFWS challenging its failure to provide ESA protection to the sage grouse. On June 29, 2010, the USFWS issued a notice reinstating the proposed rule for relating to the listing of the mountain plover as threatened under the ESA and requesting public comment. If finalized by May 2011, the threatened species listing could lead to new land use restrictions to protect nesting plovers in Wyoming and Montana. We have not determined its impact on our operations, if any.

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

        We also make the documents listed above available without charge through our website, www.cloudpeakenergy.com, as soon as practicable after we file or furnish them with the SEC. You may also request copies of the documents, at no cost, by telephone at (720) 566-2900 or by mail at Cloud Peak Energy Inc., 385 Interlocken Crescent, Suite 400, Broomfield, Colorado, 80021, Attention: Vice President, Investor Relations. The information on our website is not part of this Form 10-K.

Item 1A.    Risk Factors.

        You should carefully consider the risk factors described below and other information contained in this Form 10-K. If any of the following risk factors, as well as other risks and uncertainties that are not currently known to us or that we currently believe are not material, actually occur, our business, financial condition and results of operations could be materially and adversely affected.

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

        We compete with numerous other coal producers in various regions of the U.S. for domestic sales. International demand for U.S. coal also affects competition within our industry. The demand for U.S. coal exports depends upon a number of factors, including the overall demand for electricity in foreign markets; currency exchange rates; ocean freight rates; weather disruption; port and shipping capacity; the demand for foreign-produced steel, both in foreign markets and in the U.S. market; general economic conditions in foreign countries; technological developments; and environmental and other governmental regulations. Foreign demand for U.S. coal has increased and decreased over the last decade because of these factors. Decline in foreign demand for U.S. coal could cause competition among coal producers for sales in the U.S. to intensify, potentially resulting in significant additional downward pressure on domestic coal prices, including in the PRB.

        In addition to competing with other coal producers, we compete generally with producers of other fuels, such as natural gas and crude oil. A decline in price for natural gas could cause demand for coal to decrease and adversely affect the price of our coal. For example, the average price for natural gas declined from $4.44 per thousand cubic feet as of December 2009 to $4.15 per thousand cubic feet as of December 2010, leading to, in some instances, decreased coal consumption by electricity-generating utilities. If alternative energy sources, such as hydroelectric, wind or solar, become more cost-competitive on an overall basis, demand for coal could decrease and the price of coal could be materially and adversely affected, including in the PRB. Further, legislation requiring the use and dispatch of these alternative energy sources and fuels or legislation providing financing or incentives to encourage continuing technological advances and deployment in this area could further enable alternative energy sources to become more competitive with coal.

Global or U.S. economic and market conditions may have a material adverse affect on our business, financial condition and results of operations.

        The recent global economic downturn, particularly with respect to the U.S. economy, coupled with the global financial and credit market disruptions, had an adverse impact on the coal industry generally including our company. For example, the demand for electricity in our target markets decreased during 2009, which led to a decrease in coal consumption by customers. As a result, stockpiles of coal by our customers increased during this time leading to our customers curtailing future orders. In 2009, we also experienced a greater than normal number of customers seeking to reduce the amount of tons taken under existing contracts through contractual remedies, such as force majeure provisions. We cannot predict the timing of such economic disruptions or their long-term impact on domestic and international economies or the magnitude and pace of any recovery. Any actions we may take in response to such economic conditions may be insufficient. A return to the global recession or a recession in the U.S. economy, or further disruptions in the financial and credit markets could have a material adverse effect on our business, financial condition and results of operations. Furthermore, because we typically seek to enter into long-term arrangements for the sale of a substantial portion of our coal, the average sales price we receive for our coal may lag behind any general economic recovery in the U.S.

We may be unable to obtain, maintain or renew permits, licenses or leases necessary for our operations, which would materially reduce our production, cash flow and profitability.

        Mining companies must obtain a number of permits and licenses that impose strict regulations on various environmental and operational matters in connection with coal mining. These include permits and licenses issued by various federal, state and local agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently and are often subject to discretionary interpretations by the regulators, all of which may make compliance more difficult or impractical, and may possibly preclude the continuance of ongoing operations or the development of future mining operations. The public, including non-governmental organizations, anti-mining groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and environmental impact statements (each an "EIS") prepared in connection with applicable regulatory processes, and otherwise engage in the permitting and licensing process, including bringing citizens' lawsuits to challenge the issuance of permits, the validity of EIS or performance of mining activities. For example, the EIS and other regulatory matters associated with the West Antelope II LBA are being legally challenged by several non-governmental organizations, which could create a delay or uncertainty in acquiring the coal lease. If this or any other permits, licenses or leases are not issued or renewed in a timely fashion or at all, or if permits or leases issued or renewed are conditioned in a manner that restricts our ability to efficiently and economically conduct our mining activities, we could suffer a material reduction in our production, and our cash flow or profitability could be materially and adversely affected.

Because most of the coal in the vicinity of our mines is owned by the U.S. federal government, our future success and growth could be materially and adversely affected if we are unable to acquire or are delayed in the acquisition of additional reserves through the federal competitive leasing process.

        The U.S. federal government owns most of the coal in the vicinity of our mines. Accordingly, the LBA process is the most significant means of acquiring additional reserves. There is no requirement that the federal government lease coal subject to an LBA, lease its coal at all or give preference to any LBA applicant, and our bids may compete with other coal producers' bids in the PRB. In the current coal pricing environment, LBAs are becoming increasingly more competitive and expensive to obtain, and the review process to submit an LBA for bid continues to lengthen. We expect that this trend may continue. The increasing size of potential LBA tracts may make it easier for new mining operators to enter the market on economical terms and may, therefore, increase competition for LBAs. Increased opposition from non-governmental organizations and other third parties may also lengthen, delay or complicate the LBA process. For example, the West Antelope II LBA is subject to pending legal challenges filed in 2010 against the BLM and the Secretary of the Interior by environmental organizations. In order to win a lease in the LBA process and acquire additional coal, our bid for a coal tract must meet or exceed the fair market value of the coal based on the internal estimates of the BLM, which they do not publish. We have maintained a history of timely payments related to our LBAs. If we are unable to maintain our "good payer" status, we would be required to seek bonding for any remaining payments.

        The LBA process also requires us to acquire rights to mine from surface owners overlying the coal, and these rights are becoming increasingly more difficult and costly to acquire. Certain federal regulations provide a specific class of surface owners, also known as qualified surface owners (each, a "QSO"), with the ability to prohibit the BLM from leasing its coal. For example, in connection with a pending LBA that we nominated for our Cordero Rojo mine, the BLM has indicated that certain surface owners satisfy the regulatory definition of QSO. If a QSO owns the land overlying a coal tract, federal laws prohibit us from leasing the coal tract without first securing surface rights to the land, or purchasing the surface rights from the QSO. This right of QSOs allows them to exercise significant influence over negotiations to acquire surface rights and can delay the LBA process or ultimately prevent the acquisition of an LBA. If we are unable to successfully negotiate access rights with QSOs at a price and on terms acceptable to us, we may be unable to acquire LBAs for coal on land owned by the QSO. If the prices to acquire land owned by QSOs increase, it could materially and adversely affect our profitability.

Excess production and production capacity in the coal industry could put downward pressure on coal prices and, as a result, materially and adversely affect our revenues and profitability.

        During the mid-1970s and early 1980s, increased demand for coal attracted new investors to the coal industry in the PRB, spurred the development of new mines and resulted in additional production capacity throughout the industry, all of which led to increased competition and lower coal prices. Increases in coal prices during recent periods encouraged the development of expanded capacity by coal producers. Some of these planned capacity increases and existing production plans were delayed or reduced due to coal price reductions since mid-2008 and the concurrent global economic downturn. However, these capacity increases may be restarted. Any overcapacity and increased production in the future could materially reduce coal prices and, therefore, materially reduce our revenues and profitability.

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

  •
  delays or difficulties in, the unavailability of, or unexpected increases in the cost of acquiring, developing and permitting new LBA acquisitions from the federal government and other new mining reserves and surface rights, including challenges by non-governmental or environmental organizations or other third parties;

  •
  competition and/or conflicts with other natural resource extraction activities and production within our operating areas, such as coalbed methane extraction or oil and gas development;

  •
  a major incident at a mine site that causes all or part of the operations of a mine to cease for some period of time;

  •
  current and future health, safety and environmental regulations or changes in interpretations of current regulations, including the classification of plant and animal species near our mines, including the potential listing of the sage grouse and the mountain plover, as endangered or threatened species;

  •
  inability to acquire or maintain adequate financial sureties for mining and reclamation purposes or to meet other governmental or private bonding requirements; and

  •
  the value of the U.S. dollar relative to other currencies, particularly where imported products are required for the mining process, such as tires and petroleum products.

        These changes, conditions and events may materially increase our cost of mining and delay or halt production at particular mines either permanently or for varying lengths of time, which could have a material adverse effect on our results of operations.

Decreases in demand for electricity resulting from economic, weather changes or other conditions could adversely affect coal prices and materially and adversely affect our results of operations.

        Our coal customers primarily use our coal as fuel for domestic electricity generation. Overall economic activity and the associated demands for power by industrial users can have significant effects on overall electricity demand. An economic slowdown can significantly slow the growth of electricity demand and could result in contraction of demand for coal. Weather patterns can also greatly affect electricity demand. Extreme temperatures, both hot and cold, cause increased power usage and, therefore, increased generating requirements from all sources. Mild temperatures, on the other hand, result in lower electrical demand, which allows generators to choose the sources of power generation when deciding which generation sources to dispatch. Any downward pressure on coal prices, due to decreases in overall demand or otherwise, including changes in weather patterns, would materially and adversely affect our results of operations.

The use of alternative energy sources for power generation could reduce coal consumption by U.S. electric power generators, which could result in lower prices for our coal, could reduce our revenues and materially and adversely affect our business and results of operations.

        In 2010, we sold approximately 96% of our coal to domestic electric power generators. Domestic electric power generation accounted for approximately 93% of all U.S. coal consumption from October 2009 through September 2010, according to the U.S. Energy Information Administration (the "EIA"). The amount of coal consumed for U.S. electric power generation is affected by, among other things:

  •
  the location, availability, quality and price of alternative energy sources for power generation, such as natural gas, fuel oil, nuclear, hydroelectric, wind and solar power;

  •
  technological developments, including those related to alternative energy sources; and

  •
  subsidies or legal mandates designed to encourage the use of alternative energy sources.

        Gas-fired generation has the potential to displace coal-fired generation, particularly from older, less efficient coal-powered generators. We expect that many of the new power plants needed to meet increasing demand for domestic electricity generation will be fired by natural gas, because gas-fired plants are cheaper to construct, and permits to construct these plants are easier to obtain as natural gas is seen as having a lower environmental impact than coal-fired generators. In recent periods, governmental regulators at the federal, state and local levels have shown increased interest in limiting greenhouse gas ("GHG") emissions. This has resulted in increased regulation of coal mining and of coal-fired power plants and other end-users of coal, increasing the cost of burning coal compared to alternative energy sources. In addition, environmental activists concerned with climate change issues have attempted to use the regulatory and judicial processes to block the construction of new coal-fired power plants or capacity expansions to existing plants. Further, state and federal mandates for increased use of electricity from renewable energy sources could have an impact on the market for our coal. Many states have enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power. There have been numerous proposals to establish a similar uniform, national standard. Although none of these federal proposals have been enacted to date, the current Administration has indicated its support for a federal renewable energy standard as part of energy and climate change legislative initiatives. Possible advances in technologies and incentives, such as tax credits, to enhance the economics of renewable energy sources could make these sources more competitive with coal. Any reduction in the amount of coal consumed by U.S. electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.

New and potential future regulatory requirements and public concerns relating to GHG emissions could affect our customers and could reduce the demand for coal as a fuel source and cause coal prices and sales of our coal to materially decline.

        One major by-product of burning coal is carbon dioxide, which is considered a GHG and is a major source of regulatory attention with respect to global warming, also known as climate change. Climate change continues to attract public and scientific attention, and increasing government attention is being paid to reducing GHG emissions, including from coal-fired power plants.

        There are many regulatory approaches currently in effect or being considered to address GHGs, including possible future U.S. treaty commitments, new federal or state legislation that may impose a carbon emissions tax or establish a cap-and-trade program and regulation by the U.S. Environmental Protection Agency (the "EPA").

  •
  The current Administration has indicated its support for a mandatory cap-and-trade program to reduce GHG emissions, and the U.S. Congress has considered various proposals to reduce GHG emissions, mandate electricity suppliers to use renewable energy sources to generate a certain percentage of power and require energy efficiency measures. For example, in June 2009, the U.S. House of Representatives passed a comprehensive climate change and energy bill, the American Clean Energy and Security Act.

  •
  In September 2009, the EPA promulgated a rule requiring certain emitters of GHGs, including coal-fired power plants, to monitor and report their GHG emissions to the EPA. In addition, following the 2007 U.S. Supreme Court ruling in Massachusetts v. EPA, the EPA has declared that anthropogenic GHGs "endanger" public health and welfare and issued a series of rules requiring extensive regulation, starting January 2, 2011, of GHG emissions from mobile sources and stationary sources, including imposing new permitting requirements and obligations to use best available control technology for the reduction of GHG emissions whenever certain stationary sources, such as power plants, are built or significantly modified.

  •
  State and regional climate change initiatives intended to limit or affect the emission of GHG emissions from certain sources, such as the Regional Greenhouse Gas Initiative covering certain northeastern and mid-Atlantic states, the Western Climate Initiative, the Midwestern Greenhouse Gas Reduction Accord and the California Global Warming Solutions Act, either have already taken effect or may take effect in the foreseeable future.

  •
  The State of California approved a fee to be paid by certain emitters of GHGs, and other jurisdictions have or are also considering imposing similar fees or taxes.

        The permitting of new coal-fired power plants has also recently been contested, at times successfully, by state regulators and environmental organizations due to concerns related to GHG emissions from the new plants. Additionally, at least one U.S. federal appeals court reinstated a lawsuit permitting individuals, state attorneys general and others to pursue claims against industrial companies on the basis that they have created a public nuisance due to their emissions of carbon dioxide and its alleged effects on climate (e.g. sea level and storm severity).

        Climate change initiatives and other efforts to reduce GHG emissions like those described above or otherwise may require additional controls on coal-fired power plants and industrial boilers may cause some users of coal to switch from coal to a lower carbon fuel and may result in the closure of coal-fired power plants or in reduced construction of new plants. Any switching of fuel sources away from coal, closure of existing coal-fired power plants, or reduced construction of new coal-fired power plants could have a material adverse effect on demand for and prices received for our coal.

Our business requires substantial capital investment and maintenance expenditures, which we may be unable to provide.

        Our business plan and strategy are dependent upon our acquisitions of additional reserves, which require substantial capital expenditures to acquire additional coal leases. We also require capital for, among other purposes, acquisition of surface rights, equipment and the development of our mining operations, capital renovations, maintenance and expansions of plants and equipment and compliance with environmental laws and regulations. To the extent that cash on hand, cash generated internally and cash available under our credit facility are not sufficient to fund capital requirements, we will require additional debt and/or equity financing. However, additional debt or equity financing may not be available to us or, if available, may not be available on satisfactory terms. Additionally, our debt instruments may restrict our ability to obtain such financing. If we are unable to obtain additional capital, we may not be able to maintain or increase our existing production rates and we could be forced to reduce or delay capital expenditures or change our business strategy, sell assets or restructure or refinance our indebtedness, all of which could have a material adverse effect on our business or financial condition.

If we are unable to acquire or develop additional coal reserves that are economically recoverable, our profitability and future success and growth may be materially and adversely affected.

        Our profitability depends substantially on our ability to mine, in a cost-effective manner, coal reserves that possess the quality characteristics our customers desire. Because our reserves decline as we mine our coal, our future success and growth depend upon our ability to acquire additional coal that is economically recoverable. If we fail to acquire or develop additional reserves, our existing reserves will eventually be depleted. Furthermore, any significant delay in acquiring reserves, due to delays in the federal competitive leasing process or otherwise, could negatively impact our production rate. As a result, to maintain our production capacity and competitive position, we will need to acquire significant additional coal reserves through the federal competitive leasing process that can be mined on an economically recoverable basis.

        Our ability to obtain additional coal reserves in the future could also be limited by the availability of cash we generate from our operations or available financing, restrictions under our debt instruments, competition from other coal companies for properties, the lack of suitable acquisition or LBA opportunities, the delay in the federal leasing process caused by third-party legal challenges or the inability to acquire coal properties or LBAs on commercially reasonable terms. In addition, we may not be able to mine future reserves as profitably as we do at our current operations. Furthermore, the price we receive for our coal impacts the economic recoverability of our existing coal. Our ability to develop economically recoverable reserves will be materially adversely impacted if prices for coal sold decrease significantly.

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

        The operations of our customers are subject to extensive environmental regulation particularly with respect to air emissions. For example, the federal Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from electric power plants, which are the largest end-users of our coal. A series of more stringent requirements relating to particulate matter, ozone, haze, mercury, sulfur dioxide, nitrogen oxide and other air pollutants recently has been adopted and/or is expected to be proposed or become effective in the near future. In addition, federal and state mandates and incentives designed to encourage energy efficiency and the use of alternative energy sources have been proposed and implemented in recent years. Concerted conservation efforts that result in reduced electricity consumption could cause coal prices and sales of our coal to materially decline.

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

        Our customers are also subject to other existing and potential environmental regulations, such as EPA's publication in June 2010 of proposed regulations for the management and disposal of coal combustion by-products. While we are unable to determine the likely ultimate regulatory requirements, any significant changes in the management of coal combustion by-products could require our customers to comply with more stringent storage and disposal requirements, which in turn could increase their costs and reduce the demand for our coal.

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

        The costs, liabilities and requirements associated with the laws and regulations related to these and other environmental matters may be significant and time-consuming and may delay commencement or continuation of exploration or production operations. Because of the extensive regulatory environment in which we operate, we cannot assure complete compliance with all laws and regulations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. We may incur material costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. If we are pursued for sanctions, costs and liabilities in respect of these matters, our mining operations and, as a result, our profitability could be materially and adversely affected.

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

Our management team has limited experience managing our business as a stand-alone public company, and if they are unable to manage our business as a stand-alone public company, our business may be harmed.

        We have historically operated as part of Rio Tinto. The majority of our management team has limited experience managing a business on a stand-alone basis or as a public company. If we are unable to manage and operate our company as a stand-alone public company, our business and results of operations will be adversely affected.

We are incurring increased costs as a result of being a public company, and the requirements of being a public company may divert management's attention from our business. If we are unable to achieve and maintain effective internal controls, our operating results and financial condition could be harmed.

        As a public company, we incur significant legal, accounting and other expenses that we did not incur as a subsidiary of Rio Tinto. In addition, we are subject to a number of additional requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and the listing standards of New York Stock Exchange. These requirements have caused us to incur increased costs and placed increased demands on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting, and also requires that our internal control over financial reporting be assessed by management and attested to by our auditors as of December 31 of each year. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management's attention might be diverted from other business concerns, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

        For purposes of filing our registration statement on Form S-1 in connection with our IPO, we prepared consolidated financial statements as of December 31, 2007 and 2008 and for each of the three years in the period ended December 31, 2008 in accordance with U.S. GAAP. During this process, we identified material weaknesses in our internal controls over financial reporting that contributed both to a restatement of our 2005, 2006 and 2007 consolidated financial statements and June 30, 2008 interim consolidated financial statements. Specifically, as a subsidiary of Rio Tinto, we were not required to and we did not maintain a sufficient complement of personnel with an appropriate level of accounting, taxation, and financial reporting knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements on a stand-alone basis and the complexity of our operations and transactions. We also did not maintain an adequate system of processes and internal controls sufficient to support our financial reporting requirements and produce timely and accurate U.S. GAAP consolidated financial statements consistent with being a stand-alone public company.

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

        We have implemented changes and improvements in our disclosure controls and procedures and our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses. If we experience future material weaknesses, investors could lose confidence in our financial reporting, particularly if such weaknesses result in a restatement of our financial results, and our stock price could decline.

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

        We depend on several major pieces of equipment and plants to produce and ship our coal, including draglines, shovels, coal crushing plants, critical conveyors, major transformers and coal silos. If any of these pieces of equipment or plants suffered major damage or were destroyed by fire, abnormal wear, flooding, incorrect operation, damage from highwall or spoil-pile failures or otherwise, we may be unable to replace or repair them in a timely manner or at a reasonable cost, which would impact our ability to produce and ship coal and materially and adversely affect our results of operations.

Significant increases in royalties or in severance and production taxes we pay on the coal we produce could materially and adversely affect our results of operations.

        We pay federal, state and private royalties and federal, state and county production taxes on the coal we produce. A substantial portion of our royalties and production taxes are levied as a percentage of gross revenues with the remaining levied on a per ton basis. For example, we pay production royalties of 12.5% of gross proceeds to the federal government. We incurred royalties and severance and production taxes which represented 30.5% and 29.1% of proceeds from the coal we produced for the years ended December 31, 2010 and 2009, respectively. If royalties or severance and production tax rates were to significantly increase or if we are required to make additional payments as a result of governmental audits, our results of operations could be materially and adversely affected.

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

        Operating expenses at our mining locations are sensitive to changes in certain variable costs, particularly diesel fuel prices, which are our largest variable cost after personnel costs. Any increase in the price we pay for diesel fuel will have a negative impact on our results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cost of Product Sold" within Item 7 and "Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risks" in Item 7A.

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

        We must compensate employees for work-related injuries through our workers compensation insurance funds. If we do not make adequate provisions for our workers' compensation liabilities, it could harm our future operating results. In addition, the erosion through tort liability of the protections we are currently provided by workers' compensation laws could increase our liability for work-related injuries and materially and adversely affect our operating results. Under federal law, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and contribute to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry before January 1, 1970. The trust fund is funded by an excise tax on coal production. If this tax increases, or if we could no longer pass it on to the purchasers of our coal under our coal sales agreements, our operating costs could be increased and our results could be materially and adversely harmed. If new laws or regulations increase the number and award size of claims, it could materially and adversely harm our business.

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

        Our customers' demand for our low-sulfur coal, and the prices that we can obtain for it, are affected by, among other things, the price of sulfur dioxide emission allowances. The Clean Air Act places limits on the amounts of sulfur dioxide that can be emitted by an electric power plant, among other sources, in any given year. If a plant exceeds its allowable limits, it must purchase allowances, which are tradable in the open market. Regulatory uncertainty following the action by the U.S. Court of Appeals for the District of Columbia Circuit to vacate the Clean Air Interstate Rule ("CAIR") in July 2008, and its subsequent temporary reinstatement, which established a cap-and-trade program for sulfur dioxide and nitrogen oxide emissions from power plants in certain states, caused a significant decrease in the price of sulfur dioxide allowances from 2008 to date, and delayed the installation of technology to reduce emissions at some power plants. Low prices of these emissions allowances could make our low-sulfur coal less attractive to our customers for the near-term. In July 2010, the EPA proposed the Clean Air Transport Rule ("CATR") as a replacement for CAIR. If promulgated, CATR would phase in requirements for sources of sulfur dioxide and nitrogen oxide beginning in 2012; subject sources would include power plants. Under CATR, the EPA has proposed state-specific emissions and allocation budgets and intrastate cap-and-trade mechanisms for allocations, with very limited to no interstate trading provisions in the EPA options under consideration. The effects which these intrastate and interstate provisions will have on CATR allowance markets remain uncertain. For select states, the emissions budgets will be further reduced in 2014. Coincident with these proposed changes is the finalization of revised National Ambient Air Quality Standards ("NAAQS") for nitrogen dioxide and sulfur dioxide that occurred in January 2010 and June 2010, respectively. More widespread installation by electric utilities of technology that reduces sulfur emissions could be accelerated to meet the requirements of the revised NAAQS and/or requirements from the finalization of CATR and may make high sulfur coal more competitive with our low-sulfur coal. This competition could materially and adversely affect our business and results of operations. Alternatively, compliance with the revised NAAQS and/or the finalization of CATR could entail utilization of controls in combination with low-sulfur coal. In the CATR proposal, the EPA has projected that to meet the proposed CATR requirements, utilities would need to install 11 GWs of new sulfur dioxide scrubbers in addition to those controls already planned or in place. The EPA recently published a notice of data availability and stated that the new data might impact the agency's assessment of which states contribute to pollution problems in downwind states, which in turn might lead to pressure to expand the number of states subject to the CATR. If additional states are obligated to comply with CATR, it may adversely affect the demand for our coal.

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

If we do not maintain and grow our export sales, our results may be adversely affected.

        A portion of our coal sales in recent years have been into export markets in Asia, and we seek to make additional export sales in the future to Asia and potentially other international locations. Our ability to maintain and grow our export sales revenues and margins depends on a number of factors, including the existence of sufficient and cost-effective export terminal capacity for the shipment of thermal coal to foreign markets and demand by customers in Asia and in other potential export markets for PRB coal. Our access to existing and any future terminal capacity may be adversely affected by regulatory and permit requirements, environmental and other legal challenges, public perceptions and resulting political pressures, operational issues at terminals and competition among domestic coal producers for access to limited terminal capacity, among other factors. If we fail to maintain and grow terminal capacity for the export of our coal on commercially reasonable terms, or at all, our results from our export transactions will be materially adversely affected. Foreign customer demand for PRB coal, and the prices those customers may be willing to pay for PRB coal and related transportation costs, can be affected by a variety of matters, including supplier diversity and security considerations, economic conditions and demand for electricity in the relevant markets, international energy policies and regulatory requirements, and availability and pricing for thermal coal delivered from alternative international basins.

Due to the long-term nature of our coal sales agreements, the prices we receive for our coal at any given time may not reflect the then-existing current market prices for coal.

        We have historically sold most of our coal under long-term coal sales agreements, which we generally define as contracts with a term of one to five years. The remaining amount not subject to long-term coal sales agreements is sold as spot sales in term allotments of less than twelve months. For the year ended December 31, 2010 approximately 97% of our revenues were derived from coal sales that were made under long-term coal sales agreements. The prices for coal sold under these agreements are typically fixed for an agreed amount of time. Pricing in some of these contracts is subject to certain adjustments in later years or under certain circumstances, and may be below the current market price for similar type coal at any given time, depending on the time frame of the contract. As a consequence of the substantial volume of our forward sales, we have less coal available to sell under short-term contracts in order to immediately capitalize on higher coal prices, if and when they arise. At times, spot market prices have fallen below the prices established in many of our long-term coal sales agreements, and we have realized prices for our coal that are higher than the prices we would receive from sales in the spot market. However, to the extent spot market prices increase and become higher than the prices established in our long-term coal sales agreements, our ability to realize those higher prices may be restricted when customers elect to purchase additional volumes allowable under some contracts at contract prices that are lower than spot prices.

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

        All of our mines are surface mining operations. The Surface Mining Control and Reclamation Act ("SMCRA") and counterpart state laws and regulations establish operational, reclamation and closure standards for all aspects of surface mining. We estimate our total reclamation and mine-closing liabilities based on permit requirements, engineering studies and our engineering expertise related to these requirements. The estimate of ultimate reclamation liability is reviewed periodically by our management and engineers, and by government regulators. At the Decker mine, the reclamation liability is estimated by the third-party operator. The estimated liability can change significantly if actual costs vary from our original assumptions or if governmental regulations change significantly. U.S. GAAP requires that asset retirement obligations be recorded as a liability based on fair value, which reflects the present value of the estimated future cash flows. In estimating future cash flows, we consider the estimated current cost of reclamation and apply inflation rates and a third-party profit, as necessary. The third-party profit is an estimate of the approximate markup that would be charged by contractors for work performed on behalf of us. The resulting estimated reclamation and mine closure obligations could change significantly if actual amounts or the timing of those expenses change significantly from our assumptions, which could have a material adverse effect on our results of operation and financial condition.

The risk that we cannot collect payments from our customers could increase if their creditworthiness deteriorates.

        The risk that we do not receive payment for coal sold and delivered increases if the continued creditworthiness of our customers declines. Recent past economic volatility and tightening credit markets increased the risk that we may not be able to collect payments from our customers or be required to continue to deliver coal even if a customer's creditworthiness deteriorates. A worsening of recent economic conditions or a prolonged global or U.S. recession could also impact the creditworthiness of our customers. If we determine that a customer is not creditworthy, we can demand credit enhancements from the customer. If we are unsuccessful or feel the credit enhancement is insufficient, we may not be required to deliver coal under the customer's coal sales contract. If we are able to withhold shipments, we may decide to sell a customer's coal on the spot market, which may be at prices lower than the contracted price, or we may be unable to sell the coal at all. Furthermore, the bankruptcy of any of our customers could materially and adversely affect our financial position. In addition, our customer base may change with deregulation as utilities sell their power plants to their non-regulated affiliates or third parties that may be less creditworthy, thereby increasing the risk we bear for customer payment default. These new power plant owners may have credit ratings that are below investment grade, or may fall below investment grade after we enter into contracts with them. In addition, competition with other coal suppliers could force us to extend credit to customers and on terms that could increase the risk of payment default.

Certain provisions in our coal sales contracts may provide limited protection during adverse economic conditions or may result in economic penalties or suspension upon a failure to meet contractual requirements, any of which may cause our revenues and profits to suffer.

        Most of our sales contracts contain provisions that allow for the base price of our coal in these contracts to be adjusted due to new statutes, ordinances or regulations that affect our costs related to performance. Because these provisions only apply to the base price of coal, these terms may provide only limited protection due to changes in regulations. A few of our sales contracts also contain provisions that allow for the purchase price to be renegotiated at periodic intervals. A price re-opener provision is one in which either party can renegotiate the price of the contract, sometimes at pre-determined times. Index provisions allow for the adjustment of the price based on a fixed formula. These provisions may reduce the protection available under long-term contracts from short-term coal price volatility. Price re-opener and index provisions are present in certain contracts covering our future tonnage commitments. Any adjustment or renegotiations leading to a significantly lower contract price could result in decreased revenues.

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

Failure to maintain our surety bonds on acceptable terms could affect our ability to secure reclamation and coal lease obligations and materially and adversely affect our ability to mine or lease coal.

        Federal and state laws require us to secure the performance of certain long-term obligations, such as mine closure or reclamation costs and federal and state workers' compensation costs, including black lung. The amount of these security arrangements is substantial with $525.0 million of surety bonds and $10.5 million of letters of credit issued as of December 31, 2010, to support reclamation and lease obligations. We may have difficulty procuring or maintaining our surety bonds. Our bond issuers may demand terms less favorable to us, higher fees, or additional collateral in the form of letters of credit or cash collateral upon those renewals. Because we are required by state and federal law to have these bonds in place before mining can commence or continue, our failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would materially and adversely affect our ability to mine or lease coal. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety bonds and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of any credit arrangements then in place.

Upon the occurrence of a force majeure, we or our customers may be permitted to temporarily suspend performance under our coal sales contracts, which could cause our revenues and profits to suffer.

        Our coal sales agreements typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party, including events such as strikes, adverse mining conditions, mine closures, serious transportation problems that affect us or the buyer or unanticipated plant outages that may affect the buyer. Some contracts stipulate that this tonnage can be made up by mutual agreement or at the discretion of the buyer. As a result of the economic downturn, a greater than normal number of our customers in 2009 sought to reduce the amount of tons delivered to them under our coal sales agreements through contractual remedies, such as force majeure provisions. Agreements between our customers and the railroads servicing our mines may also contain force majeure provisions. Generally, our coal sales agreements allow our customer to suspend performance in the event that the railroad fails to provide its services due to circumstances that would constitute a force majeure. In the event that we are required to suspend performance under any of our coal sales contracts, or we are required to purchase additional tonnage during the period in which performance under the contract is suspended, our revenues and profits could be materially and adversely affected.

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

We do not operate the Decker mine and our results of operations could be adversely affected if the third-party mine operator fails to effectively operate the mine or if the other 50% owner fails to perform its obligations. In addition, our credit arrangements may limit our ability to contribute cash to the Decker mine.

        Through our indirect, wholly-owned subsidiary, we hold a 50% non-operating interest in the Decker mine in Montana through a joint venture agreement with the other 50% owner. The Decker mine is operated by a third-party mine operator. While we participate in the management committee of the Decker mine under the terms of the joint venture agreement, we do not control and our employees do not participate in the day-to-day operations of the Decker mine. If the third-party mine operator fails to operate the Decker mine effectively, our results of operations could be adversely affected.

        We share the profits, operating expenses, reclamation obligations and liabilities and assets associated with the Decker mine equally with the other 50% owner. Under the terms of the joint venture agreement, we are required to contribute cash or other property and equipment as may be necessary to operate the business. While capital contributions to the Decker joint venture have historically been made at the discretion of the management committee, under the terms of the joint venture agreement we may be required to contribute our proportional share of funds to carry on the business of the joint venture or to cover liabilities. In the event that either 50% owner does not contribute its share of operating expenses, including reclamation expenses when due, or other liabilities, the other owner is not required to assume their obligation. However, we may have joint and several liability as a matter of law for these expenses and other liabilities, including for operational liabilities. Accordingly, our financial obligations with respect to the Decker mine are subject to the creditworthiness of the other 50% owner, which is outside of our control. In addition, if we do not provide our proportional share or the other 50% owner does not provide its proportional share, our interest in the profits from the Decker mine will be adjusted proportionally. CPE Resources' current debt instruments and future credit arrangements may limit our ability to make contributions to the Decker joint venture.

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

        We hold a 50% interest in the Decker mine, which has union members. These union-represented employees could strike, which could adversely affect production at the Decker mine, increase its costs and disrupt shipments of coal from the Decker mine to its customers, all of which could materially and adversely affect its profitability and the value of our investment in the Decker joint venture.

Provisions in our federal and state lease agreements, or defects in title or the loss of a leasehold interest in certain property or reserves or related surface rights, could limit our ability to mine our coal reserves.

        The vast majority of our coal interests are acquired by lease from state or federal governments. Under these leases, the BLM or the applicable state regulatory agency can terminate the lease prior to the expiration of its term if the leased coal reserves are not diligently developed during the initial 10 years of the leases or if certain other terms of the leases are not complied with, including the requirement to produce a minimum quantity of coal or pay a minimum advance production royalty, if applicable. If any of our leases are terminated, we would be unable to mine the affected coal and our business and results of operations could be materially adversely affected.

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

        At December 31, 2010, we had $600 million of senior notes outstanding and approximately $8.1 million of other long-term debt incurred in connection with land acquisitions. In addition, at December 31, 2010, $10.5 million of capacity under our $400 million revolving credit facility was being used for letters of credit securing our reclamation obligations reducing the capacity under the revolving credit facility to $389.5 million. Our outstanding indebtedness could have important consequences such as:

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

        If our indebtedness is further increased, the related risks that we now face, including those described above, could intensify. Moreover, these risks also apply to certain of CPE Resources' domestic restricted subsidiaries that are guarantors of CPE Resources' indebtedness and may apply to us directly if we become a guarantor of CPE Resources' debt in the future. In addition to the principal repayments on outstanding debt, we have other demands on our cash resources, including significant maintenance and other capital expenditures, including LBAs, and operating expenses and required payments under the Tax Receivable Agreement (See "Risk Factors—Risks Related to Our Corporate Structure and the IPO Structuring Transaction"). Our ability to pay our debt depends upon the operating performance of our business. In particular, economic conditions could cause revenues to decline, and hamper our ability to repay indebtedness. If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our debt, sell assets, limit certain capital expenditures, including LBAs, or reduce spending or we may be required to issue equity. We may not be able to, at any given time, refinance our debt or sell assets and we may not be able to, at any given time, issue equity, in either case on acceptable terms or at all.

We may be able to incur substantially more debt. This could exacerbate the risks associated with our substantial indebtedness.

        We and our subsidiaries may be able to incur substantially more debt in the future. Although CPE Resources' debt instruments contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. We are able to incur up to $400 million (subject to reduction by the amount of our letters of credit) in total indebtedness under our revolving credit facility (with a potential incremental increase of up to $50 million, subject to certain conditions). Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. To the extent new debt or new obligations are added to our current levels, the risks described above could substantially increase and we may not be able to meet all of our debt obligations.

If we are unable to comply with the covenants or restrictions contained in CPE Resources' debt instruments, the lenders could declare all amounts outstanding under those instruments to be due and payable, which could materially and adversely affect our financial condition.

        The debt instruments include covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, pay dividends or make other restricted payments, create liens on assets, make investments, loans or advances, make acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates. The debt instruments also include change of control provisions that accelerate or may require the repurchase of outstanding indebtedness in the event of certain change of control events. The debt instruments also require compliance with various financial covenants. Because CPE Resources (which entered into the debt instruments) is our only direct operating subsidiary, complying with these restrictions may prevent us from taking actions that we believe would help us to grow our business. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities.

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

Provisions in CPE Resources' debt instruments could discourage an acquisition of us by a third party.

        Certain provisions of CPE Resources' debt instruments could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a "change in control" as defined in the indenture, holders of the senior notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

Risks Related to Our Corporate Structure and Our IPO Structuring Transactions

We are required to pay RTEA for most of the tax benefits we may claim as a result of the tax basis step-up we received in connection with our IPO, related IPO structuring transactions and Secondary Offering. In certain cases, payments to RTEA may be accelerated or exceed our actual cash tax savings. These provisions may deter a change in control of our company.

        In connection with our IPO and the acquisition of our membership units of CPE Resources, we entered into the Tax Receivable Agreement with RTEA that requires us to pay to RTEA approximately 85% of the amount of cash tax savings, if any, that we realize as a result of the increases in tax basis that we obtained in connection with the initial acquisition of our interest in CPE Resources, our subsequent acquisition of RTEA's remaining units in CPE Resources, as well as payments made by us under the Tax Receivable Agreement. Due to the size of the increases in the tax basis of our share of CPE Resources' tangible and intangible assets, as well as the increase in our basis in the equity of CPE Resources' subsidiaries and assets held by those subsidiaries, we expect to make substantial payments to RTEA under the Tax Receivable Agreement. As a result of our acquisition of RTEA's remaining units in CPE Resources we have received a further step-up in our tax basis and, accordingly, our obligations under the Tax Receivable Agreement to pay RTEA 85% of any benefits we receive as a result of such further step-up has significantly increased. Our obligation may further increase if there are changes in law, including the increase of current corporate income tax rates. The payment obligations under the Tax Receivable Agreement are not conditioned upon RTEA's or its affiliate's continued ownership of an interest in CPE Resources or our available cash resources. Based on the tax basis of our assets as of December 31, 2010 and CPE Resources' operating plan, the future payments under the Tax Receivable Agreement are estimated to be approximately $190.1 million in the aggregate and are estimated to be payable over the next 20 years. This estimate is based on assumptions related to our business that could change, and the actual payments could differ materially from this estimate. Payments would be greater if we generate income significantly in excess of the amounts used in our operating plan, for example, because we acquire additional LBAs beyond our existing LBAs, and as a result, we realize the full tax benefit of such increased tax basis (or an increased portion thereof).

        Certain changes in control require us to make payments to RTEA, which could exceed our actual cash savings and could require us to provide credit support.    If we or CPE Resources undergo a change in control other than a change in control caused by RTEA and we do not otherwise elect to terminate the Tax Receivable Agreement as discussed below, payments to RTEA under the Tax Receivable Agreement will continue on a yearly basis but will be based on an agreed upon set of assumptions. In this case, our assumed cash tax savings, and consequently our payments due under the Tax Receivable Agreement, could exceed our actual cash tax savings each year by material amounts. If we undergo such a change in control and our credit rating is impaired, we will be required to obtain credit support with regard to all remaining payments under the agreement. The change of control provisions may deter a potential sale of our company to a third party and may otherwise make it less likely a third party would enter into a change of control transaction with us.

        Certain asset transfers outside the ordinary course of our business may require us to make additional or accelerated payments under the Tax Receivable Agreement. In addition to our obligations to make payments to RTEA with respect to our actual cash tax savings, if CPE Resources sells any asset with a gross value greater than $10 million outside the ordinary course of its business in a wholly or partially taxable transaction, we will be required to make yearly payments to RTEA equal to RTEA's deemed cost of financing its accelerated tax liabilities with respect to such sale, and after such asset sales, we will be required to make certain adjustments to the calculation of our actual cash tax savings for taxable years following sales. These adjustments could result in an acceleration of our obligations under the Tax Receivable Agreement. In addition, our debt instruments contain limitations on CPE Resources' ability to make distributions, which could affect our ability to meet these payment obligations. These limitations on CPE Resources' ability to make distributions may limit our ability to engage in certain taxable asset sales or dispositions outside the ordinary course of our business.

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

Our results as a separate, stand-alone public company are significantly different from those portrayed in our pre-IPO financial results.

        The historical financial information for all periods prior to our IPO included in this Form 10-K was derived from the consolidated financial statements of Rio Tinto and does not reflect what our financial position, results of operations, cash flows, costs or expenses would have been had we been a separate, stand-alone public company during those periods presented. Rio Tinto did not account for us, and we were not operated, as a separate, stand-alone public company for the historical periods presented prior to our IPO. The historical costs and expenses reflected in our consolidated financial statements for periods prior to our IPO also include allocations of certain general and administrative costs and Rio Tinto's headquarters costs. These expenses are estimates and were based on what we and Rio Tinto considered to be reasonable allocations of the historical costs incurred by Rio Tinto to provide these services required in support of our business.

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

Prior to the IPO, our directors and executive officers had potential conflicts of interest with us and your interests as shareholders.

        Prior to the IPO, at the time of agreeing to certain matters related to the IPO and IPO Structuring Agreements, Cloud Peak Energy Inc. was an indirect wholly-owned subsidiary of Rio Tinto. As a result, the Cloud Peak Energy Inc. directors at that time owed a fiduciary duty solely to Rio Tinto in its capacity as the sole owner of Cloud Peak Energy Inc. and did not owe a fiduciary duty to our post-IPO stockholders. Keith Bailey, William T. Fox III and Chris Tong, all of whom are current "independent" directors of Cloud Peak Energy Inc. under applicable NYSE rules, were also Cloud Peak Energy Inc. directors prior to the IPO and therefore owed a fiduciary duty to Rio Tinto. Upon the effectiveness of the IPO in November 2009, Rio Tinto's ownership of Cloud Peak Energy Inc. was terminated and, accordingly, Messrs. Bailey, Fox and Tong no longer owed a fiduciary duty to Rio Tinto.

Our agreements with Rio Tinto and its affiliates related to our IPO are likely less favorable to us than similar agreements negotiated between unaffiliated third parties.

        We entered into various agreements with Rio Tinto and its affiliates in connection with our IPO which address, among other things, the allocation of assets and liabilities between subsidiaries of Rio Tinto and us, responsibility for the disclosures made in our IPO prospectus and in the offering memorandum used in the senior notes offering, our obligation to provide Rio Tinto financial information needed for its public filings, certain ongoing commercial relationships and our responsibility as the manager of CPE Resources to RTEA and KMS as former non-managing members. CPE Resources has agreed to indemnify Rio Tinto for any losses experienced pursuant to these agreements, in certain instances on a dollar-for-dollar basis and in certain other instances by providing additional indemnification calculated on a dollar-for-dollar basis plus a fraction of a dollar equal to the ownership interest of Rio Tinto and its affiliates in CPE Resources at the time the indemnity is payable to Rio Tinto. Because these agreements were entered into while we were part of Rio Tinto, some of the terms of these agreements are likely less favorable to us than similar agreements negotiated between unaffiliated third parties.

Third parties may seek to hold us responsible for liabilities of Rio Tinto that we did not assume.

        Third parties may seek to hold us responsible for liabilities of Rio Tinto that we did not assume in connection with our IPO, including liabilities related to the Jacobs Ranch and Colowyo mines, as well as the uranium mining venture that we do not own. Under certain of the IPO Structuring Agreements, RTA will indemnify us for certain claims and losses relating to these liabilities. If those liabilities are significant and we are ultimately held liable for them, we may not be able to recover the full amount of our losses from RTA.

We are a holding company with no direct operations of our own and depend on distributions from CPE Resources to meet our ongoing obligations.

        We are a holding company with no direct operations of our own and have no independent ability to generate revenue. Consequently, our ability to obtain operating funds depends upon distributions from CPE Resources and payments under our management services agreement. Pursuant to the

Management Services Agreement between us and CPE Resources, CPE Resources will make payments to us in the form of a management fee and cost reimbursements to fund our day-to-day operating expenses, such as payroll for our officers. However, if CPE Resources cannot make the payments pursuant to the management services agreement, we may be unable to cover these expenses.

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

        As the sole member of CPE Resources, we will incur income taxes on any net taxable income of CPE Resources. Our debt instruments allow CPE Resources to distribute cash in amounts sufficient for us to pay our tax liabilities payable to any governmental entity, and, in the ordinary course of business, our obligations under the Tax Receivable Agreement, if any. To the extent we need funds for any other purpose, and CPE Resources is unable to provide such funds because of limitations in its debt instruments, it could have a material adverse effect on our business, financial condition, results of operations or prospects.

If we are determined to be an investment company, we would become subject to burdensome regulatory requirements and our business activities could be restricted.

        We do not believe that we are an "investment company" under the Investment Company Act of 1940, as amended. As managing member of CPE Resources, we control CPE Resources and believe our interest in CPE Resources is neither a "security" nor an "investment security," as those terms are defined in the Investment Company Act. If we were to stop participating in the management of CPE Resources, our interest in CPE Resources could be deemed an "investment security" for purposes of the Investment Company Act. Generally, a company is an "investment company" if it owns investment securities having a value exceeding 40% of the value of its total assets (excluding U.S. government securities and cash items). Our sole material asset is our managing membership interest in CPE Resources. A determination that this interest is an investment security could result in our being considered an investment company under the Investment Company Act. As a result, we would become subject to registration and other burdensome requirements of the Investment Company Act. In addition, the requirements of the Investment Company Act could restrict our business activities, including our ability to issue securities.

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

Risks Related to Ownership of Our Common Stock

Our common stock has only traded since November 20, 2009 and our stock price could be volatile and could decline for a variety of reasons, resulting in a substantial loss on your investment.

        Our common stock has only traded since November 20, 2009. The stock markets generally have experienced extreme volatility, often unrelated to the operating performance of the individual companies whose securities are traded publicly. Broad market fluctuations and general economic conditions may materially adversely affect the trading price of our common stock.

        Significant price fluctuations in our common stock could result from a variety of other factors, including, among other things, actual or anticipated fluctuations in our operating results or financial condition, new laws or regulations or new interpretations of existing laws or regulations applicable to our business, sales of our common stock by our shareholders and any other factors described in this "Risk Factors" section of this Form 10-K.

If securities analysts cease coverage about our company and our industry, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

        The trading market for our common stock depends in part on the research and reports that third-party securities analysts publish about our company and our industry. One or more analysts could downgrade our stock or issue other negative commentary about our company or our industry. If one or more of these analysts cease coverage of our company, we could lose visibility in the market. The occurrence of one or more of these factors could cause the trading price for our stock to decline.

Future sales of our common stock or other securities convertible into our common stock could cause our stock price to decline.

        A decline in the trading price of our common stock due to the occurrence of any future sales of stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities and may cause you to lose part or all of your investment in our shares of common stock.

Anti-takeover provisions in our charter documents and other aspects of our structure may discourage, delay or prevent a change in control of our company and may adversely affect the trading price of our common stock.

        Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws and other aspects of our structure may discourage, delay or prevent a change in our management or a change in control over us that stockholders may consider favorable. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws:

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

        In addition, the LLC Agreement requires that we conduct all our business operations through CPE Resources.

Item 1B.    Unresolved Staff Comments.

        None

Item 2.    Properties.

        See Item 1 "Business—Mining Operations" for specific information about our mining operations.

Coal Reserves

        As of December 31, 2010, we controlled approximately 970 million tons of proven and probable coal reserves. All of our proven and probable reserves are classified as steam coal.

        The following table summarizes the tonnage of our coal reserves that is classified as proven or probable, and assigned, as well as our property interest, as of December 31, 2010:

Mine	Proven Preserves	Probable Reserves	Total Proven & Probable Reserves	Assigned Reserves	Reserves Owned	Reserves Leased
	(nearest million, in tons)			(%)	(nearest million, in tons)
Antelope	244	8	252	100	0	252
Cordero Rojo	300	84	385	100	48	337
Spring Creek	304	25	329	100	0	329
Decker(1)	4	0	4	100	0	4

Total(2)	852	118	970		48	922

(1)
Based on our 50% interest in the Decker mine.

(2)
Total reflects rounding.

        The following table provides the "quality" (sulfur content and average Btu content per pound) of our coal reserves as of December 31, 2010:

Mine	Total Proven & Probable Reserves	Average Btu per lb(1)	Average Sulfur Content	Average Sulfur Content(2)
	(nearest million, in tons)		(%)	(lbs SO2/mmBtu)
Antelope	252	8,850	0.23	0.52
Cordero Rojo	385	8,425	0.29	0.69
Spring Creek	329	9,350	0.33	0.71
Decker(3)	4	9,450	0.42	0.89

Total(4)	970

(1)
Average Btu per pound includes weight of moisture in the coal on an as-sold basis.

(2)
All our coal is considered to be compliance coal under the Clean Air Act.

(3)
Based on our 50% interest in the Decker mine.

(4)
Total reflects rounding.

        We also control certain coal deposits that are contiguous to or near our primary reserve bases. The tons in these deposits are classified as non-reserve coal deposits and are not included in our reported reserves. These non-reserve coal deposits are as follows:

  Antelope Mine:        80 million tons
  Cordero Rojo Mine: 176 million tons

        Our reserve and non-reserve coal deposit estimates as of December 31, 2010 were prepared by our staff of geologists and engineers, who has extensive experience in PRB coal. These individuals are responsible for collecting and analyzing geologic data within and adjacent to leases controlled by us.

        A review of our 2010 resources and reserves assessments was completed in January 2011 by John T. Boyd Company, mining and geological consultants, and covered our reserves as of December 31, 2010. The results verified our reserve estimates. Our reserve estimates of approximately 970 million tons for the year ended December 31, 2010 were confirmed by John T. Boyd Company, as well as approximately 256 million tons of non-reserve coal deposits we held as of December 31, 2010.

        Our coal reserve estimates are based on data obtained from our drilling activities and other available geologic data. All of our reserves are assigned, associated with our active coal properties, and incorporated in detailed mine plans. Estimates of our reserves are based on more than 7,500 drill holes. Our proven reserves have a typical drill hole spacing of 1,500 feet or less, and our probable reserves have a typical drill hole spacing of 2,500 feet or less.

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

        We acquire a significant portion of our coal through the LBA process, and as a result, substantially all of our coal is held under federal leases. Under this process, before a mining company can obtain new federal coal, the company must nominate a coal tract for lease and then win the lease through a competitive bidding process. The LBA process can last anywhere from two to five years from the time the coal tract is nominated to the time a final bid is accepted by the BLM. After the LBA is awarded, the company then conducts the necessary testing to determine what amount can be classified as reserves and begins the process to permit the coal for mining, which generally takes another two to five years. Third-party legal challenges, such as legal challenges filed in 2010 against the BLM and the Secretary of the Interior by environmental groups with respect to the LBA process in the PRB and the West Antelope II LBA, may result in delays and other adverse impacts on the LBA process.

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

        The BLM also allows for small tracts of coal to be acquired through a leasing process known as a Lease by Modification, or LBM. An LBM is a non-competitive leasing process and is used in circumstances where a lessee is seeking to modify an existing federal coal lease by adding less than 960 acres in a configuration that is deemed non-competitive to other coal operators. In June 2010, we entered into a modified coal lease with the BLM through the LBM process to add approximately 48 million tons of proven and probable reserves to one of the Spring Creek mine's existing federal coal leases.

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

        The federal coal leasing process is designed to be a public process, giving stakeholders and other interested parties opportunities to comment on the BLM's proposed and final actions and allow third-party comments. Because of this, third parties, including non-governmental organizations, can challenge the BLM's actions, which may delay the leasing process. If these challenges prove successful or are litigated for a prolonged period of time, a coal company's ability to bid on or acquire a new coal lease could be significantly delayed, or could cause the BLM to not offer a lease for bid at all. In 2010, environmental organizations filed legal challenges against the BLM's findings on the final EIS and other matters associated with the West Antelope II LBA, which was nominated by our Antelope mine. These challenges have created some uncertainty with respect to the timing of the LBA bid and lease acquisition and may ultimately delay the leasing process or prevent mining operations. Even after a lease has been issued and a successful bidder has paid installment money to the BLM, legal challenges may still seek to delay or prevent mining operations. It is possible that subsequent EISs for other mines in the PRB currently underway but not yet final could be similarly challenged. There also exists the possibility of similar challenges to the permitting and licensing process, which is also a public process designed to allow public comments.

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

        Most of the coal we lease from the United States comes from "split estate" lands in which one party, typically the federal government, owns the coal and a private party owns the surface. In order to mine the coal we acquire through the LBA process, we must also acquire rights to mine from the owners of the surface lands overlying the coal. Certain federal regulations provide a specific class of surface owners, Qualified Surface Owners, or QSOs, with the ability to prohibit the BLM from leasing its coal. For example, in connection with a pending LBA that we nominated for our Cordero Rojo mine, the BLM has indicated that certain surface owners satisfy the regulatory definition of QSO. If the land overlying a coal tract is owned by a QSO, federal laws prohibit us from leasing the coal tract without first securing surface rights to the land, or purchasing the surface rights from the QSO, which would allow us to conduct our mining operations. Furthermore, the state permitting process requires us to demonstrate surface owner consent for split estate lands before the state will issue a permit to mine coal. This consent is separate from the QSO consent required before leasing federal coal. The right of QSOs and certain other surface owners allows them to exercise significant influence over negotiations and prices to acquire surface rights and can delay the LBA or permitting processes or ultimately prevent the acquisition of the LBA or permit over that land entirely. There are QSOs that own land adjacent to or near our existing mines that may be attractive acquisition candidates for us. Typically, we seek to purchase the land overlying our coal or enter into option agreements granting us an option to purchase the land upon acquiring an LBA. In some instances, however, we enter into separate lease arrangements with surface owners allowing us to conduct our mining operations on the land. We own substantially all of the land over our reserves.

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

Office Space

        Our corporate headquarters is located in Gillette, Wyoming, where we own approximately 32,000 square feet of office space. In addition, we lease approximately 7,500 square feet of additional office space in Gillette, Wyoming, under two annual leases expiring on June 30, 2011 and May 31, 2012, and we lease approximately 28,100 square feet of office space in Broomfield, Colorado under a lease that expires in February 2021. As of December 31, 2010, all of our long-lived assets were located in the U.S. See Note 18 of Notes to Consolidated Financial Statements in Item 8.

Item 3.    Legal Proceedings.

MMS Litigation—Decker Mine

        The Minerals Management Service, or MMS, a federal agency with responsibility for collecting royalties on coal produced from federal coal leases, issued two disputed assessments against Decker Coal Company: one for coal produced from 1986-1992, and the other for coal produced from 1993-2001. Both assessments concern coal sold by Decker to Big Horn Coal Company, or Big Horn, and Black Butte Coal Company, or Black Butte, and in turn resold by those entities to Commonwealth Edison Company to satisfy requirements under long-term contracts between those entities and Commonwealth Edison. The MMS maintained that Decker's royalties should not be based on the prices at which Decker actually sold coal to Big Horn and Black Butte because MMS did not believe those prices represented the results of arm's length negotiation. MMS based this conclusion on the facts that those entities were both affiliates of KCP, Inc., formerly known as Kiewit Coal Properties, Inc., which is also a 50% owner of Decker, and that the sales were contingent on Big Horn's and Black Butte's ability to resell the coal to Commonwealth Edison, which did not leave Big Horn and Black Butte at market risk. Instead, the MMS assessed Decker's royalties based on the higher prices set under Big Horn's and Black Butte's separate long-term contracts with Commonwealth Edison.

        With respect to the period 1986-1992, the MMS assessment did not contain a specific dollar amount. Decker appealed the assessment through the administrative process with the MMS and that appeal was unsuccessful. A further appeal was filed before the United States District Court for the District of Montana. In March 2009, the District Court set aside the MMS assessment and entered judgment for Decker ("Decker I"). The MMS did not appeal the ruling.

        With respect to the period 1993-2001, the MMS assessed approximately $7.5 million plus interest, which was estimated to be approximately $11 million inclusive of interest. Decker appealed the MMS assessment through the administrative process with the MMS and that appeal was unsuccessful. A further appeal was filed before the United States District Court for the District of Montana. In February 2010, the District Court vacated the administrative order from the Interior Board of Land Appeals affirming the MMS assessment. The District Court remanded the case to the MMS for further review and noted that the remand would not unduly prejudice Decker in light of the District Court's opinion in Decker I. There is no MMS assessment currently pending against Decker for the 1993 - 2001 period.

        We have not accrued a liability in our consolidated financial statements with respect to this matter as any potential losses are not considered to be probable and reasonably estimable. If the MMS issues a new assessment for the 1993 - 2001 period, Decker believes it will have substantive challenges to any such assessment in light of the District Court's decision in Decker I. Decker also believes that it has contractual price escalation protection from any increased assessments for 1993-2001; and that, in addition, Commonwealth Edison has indemnified Black Butte with respect to the 1993-2001 assessment, and that in furtherance of that obligation, Commonwealth Edison or its parent company, Exelon Generation, Inc., has therefore agreed to indemnify Decker directly for such matters. If a new assessment is issued by the MMS for the 1993 - 2001 period and is upheld and the indemnities and/or price protections were ultimately not available to Decker, the resulting Decker liability could be material. As a result of our 50% ownership interest in Decker, our financial results could in turn be materially adversely affected. We consider Decker's conclusions to be reasonable; however, we have not relied upon Decker's conclusions in reaching our decision that any potential losses are not considered probable and reasonably estimable.

Caballo Coal Company Litigation—Spring Creek

        In September 2009, Caballo Coal Company ("Caballo"), a subsidiary of Peabody Energy Corporation, commenced an action in Wyoming state court against Spring Creek Coal Company ("Spring Creek"), our wholly-owned subsidiary, asserting that Spring Creek repudiated its allegedly remaining obligation under a 1987 agreement to purchase an additional approximately 1.6 million tons of coal, for which it seeks unspecified damages. Spring Creek believes that it has meritorious defenses to the claim, including that Caballo breached the agreement by failing to make required deliveries in 2006 and 2007. Spring Creek also believes that it has meritorious counterclaims against Caballo. We have not accrued a liability in our consolidated financial statements with respect to this matter as any potential losses are not considered to be probable and reasonably estimable. If, however, the case was determined in an adverse manner to us, the payment of any judgment could be material to our results of operations.

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

Item 4.    Reserved.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock, $0.01 par value, has traded on the New York Stock Exchange under the symbol "CLD" since November 20, 2009. Prior to November 20, 2009, there was no public market for our common stock.

        The following table sets forth the high and low closing sales prices of our common stock, as reported by the NYSE, for each of the periods listed.

	High	Low
Fiscal 2009
(commencing November 20, 2009)	15.04	12.69
Fiscal 2010
First Quarter 2010	16.84	13.51
Second Quarter 2010	17.15	13.26
Third Quarter 2010	18.37	13.20
Fourth Quarter 2010	23.23	17.05

        As of the close of business on January 31, 2011, we have 1,446 holders of record of our common stock.

Dividend Policy

        We have not and we do not anticipate that we will pay cash dividends on our common stock in the near term. Any determination to pay dividends to holders of our common stock in the future will be at the discretion of our Board of Directors and will depend on many factors, including our financial condition; results of operations; general business conditions; contractual restrictions, including those under our debt instruments; capital requirements; business prospects; restrictions on the payment of dividends under Delaware Law; and any other factors our Board of Directors deems relevant. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Senior Unsecured Notes and—Senior Secured Revolving Credit Facility."

Stock Performance Graph

        The following performance graph compares the cumulative total return on our common stock with the cumulative total return of the following indices: (i) the Standard & Poor's ("S&P") MidCap 400 stock index and (ii) the Custom Composite Index comprised of Alpha Natural Resources, Inc., Arch Coal, Inc., CONSOL Energy, Inc., Massey Energy Company and Peabody Energy Corp. The graph assumes that you invested $100 in our common stock and in each index at the closing price on November 20, 2009, that all dividends were reinvested and that you continued to hold your investment through December 31, 2010. In January 2011, Alpha Natural Resources, Inc. and Massey Energy Company announced they signed a definitive agreement under which Alpha Natural Resources will acquire all outstanding shares of Massey Energy Company common stock, subject to customary closing conditions, including stockholder approval of both companies.

        These indices are included for comparative purposes only and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of our common stock.

 COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON NOV. 20, 2009
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2010

Company/Market/Peer Group	11/20/2009	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010
Cloud Peak Energy	$100.00	$98.11	$112.13	$89.35	$122.98	$156.54
S&P MidCap 400	$100.00	$105.90	$115.53	$104.45	$118.15	$134.11
Custom Composite	$100.00	$104.34	$106.41	$81.60	$98.43	$135.21

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

Item 6.    Selected Financial Data.

        The following tables set forth our selected consolidated financial and other data on a historical basis. The information below should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" included elsewhere in this report.

        We have derived the historical consolidated financial data as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 from our audited consolidated financial statements included in Item 8 of this report. We have derived the historical consolidated balance sheet data as of December 31, 2008, 2007 and 2006 and the historical consolidated statement of operations data for the years ended December 31, 2007 and 2006 from the audited consolidated financial statements of RTEA not included in this report.

        The historical financial information for all periods prior to our IPO included in this report was derived from the consolidated financial statements of RTEA and does not reflect what our financial position, results of operations, and cash flows would have been had we been a separate, stand-alone public company during those periods. We were not operated as a separate, stand-alone public company for the periods prior to our IPO. The historical costs and expenses reflected in our consolidated financial statements for those periods include allocations of certain general and administrative expenses incurred by Rio Tinto America and other Rio Tinto affiliates. We believe these allocations were reasonable; however, the allocated expenses are not necessarily indicative of the expenses that would have been incurred if we had been a separate, independent entity.

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

Selected Consolidated Financial and Other Data

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share amounts)
Statement of Operations Data
Revenues	$1,370,761	$1,398,200	$1,239,711	$1,053,168	$942,841
Operating income(1)	211,875	255,003	124,936	102,731	88,868
Income from continuing operations	117,197	182,472	88,340	53,789	40,537
Income (loss) from discontinued operations(2)	—	211,078	(25,215)	(21,482)	(2,599)
Net income	117,197	393,550	63,125	32,307	37,938
Amounts attributable to controlling interest(3)
Income from continuing operations	33,737	170,623	88,340	53,789	40,537
Income (loss) from discontinued operations(4)	—	211,078	(25,215)	(21,482)	(2,599)
Net income	33,737	381,701	63,125	32,307	37,938
Earnings per share—basic(3)(4)
Income from continuing operations	$0.98	$3.01	$1.47	$0.90	$0.68
Income (loss) from discontinued operations(2)	$—	$3.73	$(0.42)	$(0.36)	$(0.05)
Net income	$0.98	$6.74	$1.05	$0.54	$0.63
Earnings per share attributable to controlling interest—diluted(3)(4)
Income from continuing operations	$0.98	$2.97	$1.47	$0.90	$0.68
Income (loss) from discontinued operations(2)	$—	$3.52	$(0.42)	$(0.36)	$(0.05)
Net income	$0.98	$6.49	$1.05	$0.54	$0.63

	December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Balance Sheet Data
Cash and cash equivalents	$340,101	$268,316	$15,935	$23,616	$19,585
Property, plant and equipment, net	1,008,337	987,143	927,910	719,743	703,726
Assets of continuing operations(2)	1,915,107	1,677,596	1,198,023	1,059,366	1,029,269
Total assets	1,915,107	1,677,596	1,785,191	1,781,201	1,723,335
Long-term debt	595,684	595,321	—	500,627	583,181
Federal coal leases and related obligations(5)	126,360	178,367	209,526	70,932	82,554
Liabilities of continuing operations(2)	1,383,908	1,232,118	672,805	1,176,191	1,163,493
Total liabilities	1,383,908	1,232,118	800,025	1,446,240	1,433,480
Controlling interest equity(3)	531,199	252,905	985,166	334,961	289,855
Noncontrolling interest equity(3)	—	192,573	—	—	—

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Other Data
Adjusted EBITDA(6)	$322,733	$320,582	$207,229	$159,845	$119,028
Adjusted EPS(6)	$1.62	$2.48	$1.06	$0.46	$0.24
Tons sold—company owned and operated mines (millions)	93.7	90.9	93.7	90.7	88.2
Tons sold—Decker mine (millions)(7)	1.5	2.3	3.3	3.5	3.6
Tons sold—total production (millions)	95.2	93.2	97.0	94.2	91.8
Tons purchased and resold (millions)	1.7	10.1	8.1	8.1	8.1
Total tons sold (millions)	96.9	103.3	105.1	102.3	99.9

(1)
For the year ended December 31, 2007, operating income reflects an $18.3 million asset impairment charge related to an abandoned ERP systems implementation. The ERP systems implementation was a worldwide Rio Tinto initiative designed to align processes, procedures, practices and reporting across all Rio Tinto business units. The implementation was abandoned in connection with Rio Tinto's actions to divest our business.

(2)
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

(3)
For periods prior to our IPO, income or loss attributable to controlling interest reflects income or loss attributable to RTEA as the former parent company, and includes 100% of income or loss from CPE Resources and its subsidiaries. For the period following our IPO up to the Secondary Offering, income or loss attributable to controlling interest reflects our interest in CPE Resources and its subsidiaries. Noncontrolling interest equity at December 31, 2009 reflects the interest in CPE Resources held by RTEA and an affiliate of RTEA. As of December 31, 2010, as a result of the Secondary Offering completed in December 2010, CPE Resources is a wholly-owned subsidiary of Cloud Peak Energy Inc.

(4)
Earnings per share for periods prior to the IPO assumes 60,000,000 outstanding shares, which is the number of shares that our predecessor, RTEA, would have been required to have outstanding in prior periods based on the capital structure of Cloud Peak Energy Inc., which requires a one-to-one ratio between the number of shares of common stock outstanding and the number of common membership units in CPE Resources held by Cloud Peak Energy Inc. See Note 16 of Notes to Consolidated Financial Statements in Item 8.

(5)
Federal coal leases and related obligations includes the current and long-term portions of discounted obligations pursuant to federal coal leases of $118.3 million, $169.1 million, $206.3 million, $67.6 million and $79.0 million as of December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

(6)
EBITDA, Adjusted EBITDA and Adjusted EPS are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles in the U.S., or U.S. GAAP. A quantitative reconciliation of Adjusted EBITDA to income from continuing operations and Adjusted EPS to EPS (as defined below) is found in the tables below.

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

Adjusted EPS represents diluted earnings (loss) per share from continuing operations attributable to controlling interest ("EPS"), adjusted to exclude the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA and described above.

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

We believe Adjusted EBITDA and Adjusted EPS are also useful to investors, analysts and other external users of our consolidated financial statements in evaluating our operating performance from period to period and comparing our performance to similar operating results of other relevant companies. Adjusted EBITDA allows investors to measure a company's operating performance without regard to items such as interest expense, taxes, depreciation and depletion, amortization and accretion and other specifically identified items that are not considered to directly reflect our core operations. Similarly, we believe Adjusted EPS provides an appropriate measure to use in assessing our performance across periods given that this measure provides an adjustment for certain specifically identified significant items that are not considered to directly reflect our core operations, the magnitude of which may vary drastically from period to period and, thereby, have a disproportionate effect on the earnings per share reported for a given period.

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

  A reconciliation of net income from continuing operations to Adjusted EBITDA for each of the periods presented is as follows:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Net income from continuing operations	$117,197	$182,472	$88,340	$53,789	$40,537

Interest income	(565)	(320)	(2,865)	(7,302)	(3,604)
Interest expense	46,938	5,992	20,376	40,930	38,785
Income tax provision	31,982	68,249	25,318	18,050	11,717
Depreciation and depletion	100,023	97,869	88,972	80,133	59,352
Amortization	3,197	28,719	45,989	34,512	34,957
Accretion	12,499	12,587	12,742	12,212	10,088

EBITDA	311,271	395,568	278,872	232,324	191,832

Tax agreement expense	19,669	—	—	—	—
Expired significant broker contract	(8,207)	(74,986)	(71,643)	(72,479)	(72,804)

Adjusted EBITDA	$322,733	$320,582	$207,229	$159,845	$119,028

  A reconciliation of diluted earnings (loss) per common share attributable to controlling interest from continuing operations to Adjusted EPS for the periods presented is as follows:

	Year Ended December 31,
	2010	2009	2008	2007	2006
Diluted earnings (loss) per common share attributable to controlling interest from continuing operations	$0.98	$2.97	$1.47	$0.90	$0.68

Expired significant broker contract	(0.09)	(0.49)	(0.41)	(0.44)	(0.44)
Tax agreement expense	0.57	—	—	—	—
Change in net value of deferred tax assets	0.16	—	—	—	—

Adjusted EPS	$1.62	$2.48	$1.06	$0.46	$0.24

Weighted-average shares outstanding	34,305,205	60,000,000	60,000,000	60,000,000	60,000,000
(7)
Based on our 50% interest in the Decker mine.

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

Overview

        We are the third largest producer of coal in the U.S. and in the PRB based on 2010 coal production. We operate some of the safest mines in the coal industry. For 2010, MSHA data for employee injuries showed our mines had the lowest employee all injury incident rate among the five largest U.S. coal producing companies. We operate solely in the PRB, the lowest cost of the major coal producing regions in the U.S., and operate two of the four largest coal mines in the region and in the U.S. Our operations include three wholly-owned surface coal mines, two of which, the Antelope Coal mine and the Cordero Rojo mine, are in Wyoming and one of which, the Spring Creek Coal mine, is in Montana. We also own a 50% non-operating interest in a fourth surface coal mine in Montana, the Decker mine. We produce sub-bituminous steam coal with low sulfur content and sell our coal primarily to domestic electric utilities.

  Initial Public Offering, Related IPO Structuring Transactions, and Secondary Offering

        Prior to our IPO and the related structuring transactions, CPE Resources was a wholly-owned subsidiary of RTEA, which is our predecessor for financial reporting purposes. See "Initial Public Offering, Related IPO Structuring Transactions, and Secondary Offering" in Note 2 of Notes to Consolidated Financial Statements in Item 8. On November 19, 2009, Cloud Peak Energy Inc. acquired from RTEA 51% of the common membership units in CPE Resources in exchange for a promissory note, which was repaid on November 25, 2009 using the proceeds from our IPO, and became the managing member of CPE Resources. As a result of these transactions, Cloud Peak Energy Inc. became a publicly owned holding company with a controlling interest in CPE Resources and its subsidiaries.

        On December 15, 2010, Cloud Peak Energy Inc. priced the Secondary Offering of 29,400,000 shares of its common stock. In connection with the Secondary Offering, we exchanged 29,400,000 shares of common stock for the common membership units of CPE Resources held by Rio Tinto and completed the Secondary Offering, resulting in a divestiture of 100% of Rio Tinto's holdings in CPE Resources. As a result of this transaction, CPE Resources is now a wholly-owned subsidiary of Cloud Peak Energy Inc. In addition, the elimination of Rio Tinto as a member results in the elimination of noncontrolling interest in our consolidated balance sheet during the period. The statement of operations for the year ended December 31, 2010 will present the portion of income attributable to the noncontrolling interest through the date of the Secondary Offering and no income will be attributable to the noncontrolling interest in future periods. This transaction also resulted in an increase to the undiscounted future liability under the Tax Receivable Agreement of $123.6 million and an increase to our deferred income taxes of $93.6 million net of valuation allowances.

        For all periods presented, our historical consolidated financial statements include the accounts of CPE Resources and its subsidiaries. For periods ending after July 31, 2008 (the date Cloud Peak Energy Inc. was incorporated), our consolidated financial statements include the accounts of Cloud Peak Energy Inc.; however, Cloud Peak Energy Inc. did not have any business operations or material transactions prior to November 19, 2009. For periods prior to November 20, 2009, our consolidated financial statements also include the accounts of RTEA, which was the parent company of CPE Resources prior to our IPO structuring transactions. As a result of our IPO structuring transactions, our consolidated financial statements reflect Cloud Peak Energy Inc. as the parent company and no longer include the accounts of RTEA, our former parent company. For periods between November 20, 2009 (the date of the IPO) and December 15, 2010 (the date of the Secondary Offering), Rio Tinto's ownership interest in CPE Resources is reported as a noncontrolling interest in our consolidated financial statements.

        The IPO structuring transactions and related agreements were entered into by Cloud Peak Energy Inc., CPE Resources, RTEA and other Rio Tinto affiliates while they were under common control by Rio Tinto. In accordance with U.S. GAAP we did not adjust the historical financial reporting carrying amounts of our assets and liabilities in connection with the IPO structuring transactions or the Secondary Offering.

        Our IPO and the related structuring transactions had significant effects on the comparability of our 2009 and 2010 consolidated financial statements with our consolidated financial statements for prior annual periods. These effects include the following:

  •
  Related Party Transactions:  Prior to our IPO, our consolidated balance sheets included substantial amounts due from or to related parties, reflecting balances arising from services that we received from Rio Tinto and cash transfers pursuant to a cash management arrangement with Rio Tinto. In connection with our IPO, substantially all amounts due from or to Rio Tinto were cancelled and converted to equity. At December 31, 2010 and 2009, amounts due from or to related parties primarily reflect certain transitional arrangements with Rio Tinto that were concluded in 2010.

  •
  Financing and Cash Management:  As a consequence of our participation in the Rio Tinto cash management arrangement prior to our IPO, we did not enter into any significant financing arrangements directly with third parties and we did not maintain any significant cash balances, except for cash balances held by our Decker joint venture which we consolidate on a pro rata basis. In connection with our IPO, we received cash proceeds from the issuance of senior notes and entered into a revolving credit facility with third-party lenders. We no longer participate in Rio Tinto's cash management arrangement and we retained a substantial portion of the senior notes proceeds in order to fund a portion of our anticipated future operating, financing and capital expenditure requirements. As a result of these transactions, our December 31, 2010 and

    2009 consolidated balance sheets reflect significant amounts of cash and cash equivalents, restricted cash and long-term debt, which were not reflected in our balance sheets at prior reporting dates. In addition, our operating results for the period following our IPO reflect interest expense related to our new debt financing arrangements.

  •
  Cost Structure:  Prior to our IPO, we prepared our financial statements on a carve-out basis. Accordingly, our pre-IPO operating results included allocations of general and administrative expenses incurred on our behalf by Rio Tinto affiliates. In 2008 and 2009, our pre-IPO operating results also reflected significant expenses that were incurred in connection with Rio Tinto's divestiture of our business. Following our IPO, our operating results are no longer affected by Rio Tinto expense allocations and divestiture expenses. However, during the second half of 2009 and through 2010, we incurred recurring and nonrecurring expenses that are necessary to operate effectively as a stand-alone public company.

  •
  Income Taxes:  Prior to our IPO, our taxable income was included in Rio Tinto America's consolidated federal income tax return and we recognized income tax expense in our carve-out consolidated financial statements on a stand-alone, separate-return basis. As a result of our IPO and related structuring transactions, we recognize income taxes in our consolidated financial statements based on pre-tax income that we expect to report in Cloud Peak Energy Inc.'s federal income tax return, which consists primarily of our interest (51.7% to the date of the Secondary Offering; 100% as of December 31, 2010) in CPE Resources' pre-tax income. We did not recognize any income taxes that Rio Tinto America may be subject to in connection with its noncontrolling interest (48.3% to the date of the Secondary Offering; 0% as of December 31, 2010) in CPE Resources, which is generally not a tax-paying entity. During the periods that we did not recognize income taxes on the noncontrolling interest share of CPE Resources' pre-tax income (i.e. between our IPO and the Secondary Offering), our effective income tax rate (i.e., total income tax expense as a percentage of total pre-tax income) was lower.

  •
  Deferred Taxes:  In connection with our IPO and structuring transactions, we eliminated RTEA's deferred income tax accounts from our consolidated balance sheet and we recorded deferred income taxes related to the difference between the financial reporting carrying amount and the tax basis of Cloud Peak Energy Inc.'s investment in CPE Resources. The deferred taxes that we recorded reflect an increase in tax basis that resulted from our IPO structuring transactions and apply only to the 51.0% interest in CPE Resources that was acquired by Cloud Peak Energy Inc. on November 19, 2009. The deferred taxes that we eliminated did not reflect the increase in tax basis, but applied to 100% of the assets and liabilities of CPE Resources, based on RTEA's prior 100% ownership of CPE Resources. In connection with the Secondary Offering, we recorded additional deferred income taxes related to the difference between the financial reporting carrying amount and the tax basis of Cloud Peak Energy Inc.'s additional investment in CPE Resources.

  •
  Tax Receivable Agreement:  In connection with our IPO, Cloud Peak Energy Inc. entered into a Tax Receivable Agreement with RTEA and recognized a liability for the undiscounted amounts that we estimate will be paid to RTEA under this agreement. The amounts to be paid will be determined based on a calculation of future income tax savings that we actually realize as a result of the tax basis increase that resulted from our IPO structuring transactions. Periodically, we will adjust the estimated liability to reflect an updated forecast of our future taxable income and these adjustments will be reflected in our operating results. The assumptions reflected in our estimates involve significant judgment and are subject to substantial uncertainty about future events. Changes in these estimates may have material and unpredictable effects on our future operating results. In connection with the Secondary Offering, we have an additional tax basis increase, resulting in an increased tax agreement liability.

  •
  Noncontrolling Interest:  Prior to our IPO and related structuring transactions, our consolidated subsidiaries, including CPE Resources, were wholly owned by RTEA, except for Decker, which is proportionately consolidated as discussed below. As a result of our IPO, the carrying amount of the noncontrolling interest and the portion of our net income that is attributable to the noncontrolling interest was not equal to 48.3% of consolidated equity or of our consolidated net income due to the effects of income taxes and related agreements that pertain solely to Cloud Peak Energy Inc.

    The portion of our net income that is attributable to the noncontrolling interest will reflect Rio Tinto's ownership in CPE Resources through the Secondary Offering.

    The following unaudited pro forma condensed consolidated results of operations have been prepared as if the Secondary Offering had occurred as of January 1, 2010. The pro forma results are not necessarily indicative of the actual results that would have occurred had the Secondary Offering been in effect for the period presented, nor are they necessarily indicative of the results that may be obtained in the future.

	Historical	Adjustments	Pro Forma
Net income	$117,197	$(28,451)	$88,746
Less: Net income attributable to noncontrolling interest	83,460	(83,460)	—

Net income attributable to controlling interest	$33,737	$55,009	$88,746

Earnings per common share attributable to controlling interest
Basic	$0.98		$1.48

Diluted	$0.98		$1.47

Weighted-average shares outstanding
Basic	34,305,205		60,000,000

Diluted	34,305,205		60,168,263

    Pro forma adjustments primarily include the impact of the elimination of RTEA's noncontrolling interest and the additional income tax expense that results from the attribution of additional CPE Resources income to Cloud Peak Energy Inc.'s controlling interest in CPE Resources. Additionally, the basic and diluted weighted-average shares outstanding reflect the additional 29,400,000 shares offered in the Secondary Offering.

  Discontinued Operations

        Our historical consolidated financial statements include discontinued operations related to assets that were transferred or sold prior to our IPO and related structuring transactions:

  •
  RTEA transferred its interests in the Colowyo mine, a coal mine in Colorado and the uranium mining venture to Rio Tinto America on October 7, 2008, and those interests were not contributed to CPE Resources.

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

  Core Business Operations

        As of December 31, 2010, we controlled approximately 970 million tons of proven and probable coal reserves. For the year ended December 31, 2010, we produced 95.3 million tons of coal and sold 96.9 million tons of coal.

        Our key business drivers include the following:

  •
  the volume of coal produced and shipped domestically and internationally;

  •
  the price for which we sell our coal;

  •
  the costs of mining, including labor, repairs and maintenance, fuel, explosives, depreciation of capital equipment, depletion of coal leases and regulatory compliance; and

  •
  capital expenditures to acquire property, plant and equipment.

        The volume of coal that we sell and deliver in any given year is driven by the amount of global and domestic demand for electric power. Demand for electric power may be affected by many factors including weather patterns, environmental and legal challenges, political influences, international and domestic economic conditions, and other factors discussed in this Item 7 and in Item 1A of this Form 10-K.

        The price at which we sell our coal is a function of the demand relative to the supply for coal, domestically and internationally. As a region's demand increases, prices are also subject to increase, which improves the viability of transporting our coal to a more diverse customer base. We typically enter into longer term contracts with our customers which helps mitigate the risks associated with any imbalance in supply and demand. In addition, international demand has increased, enabling us to increase exports of coal.

        We typically seek to enter into the year with expected production fully sold; however, as a result of our remaining unsold and index priced position for 2011 through 2012, we believe we are well positioned to benefit from continued near-term demand and pricing. If, however, the U.S. and international coal markets return to the depressed levels experienced in 2009, our results could be adversely affected.

        In line with the worldwide mining industry, we have experienced increased operating costs for mining equipment, diesel fuel and supplies, and employee wages and salaries. Changes in the cost of commodities related to our production process, such as diesel fuel, will result in changes in the cost of coal production. We have not entered into any hedging or other arrangements to reduce the volatility in the price of commodities used for our operations, although we may do so in the future. As is common in the PRB, coal seams at our existing mines naturally deepen at a gradient of approximately 2% to 3%. Strip ratios have a direct correlation with our costs.

        Should the costs of acquiring future federal coal leases and associated surface rights increase, our depletion costs will also increase.

Global Climate Change

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

Results of Operations

  Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        Domestic shipments from our owned and operated mines increased from 89.3 million tons in 2009 to 90.4 million tons in 2010 while shipments to Asian export customers supplied by our Spring Creek mine increased from 1.6 million tons to 3.3 million tons resulting in total shipments increasing from 90.9 million tons to 93.7 million tons. Deliveries to domestic customers increased due to improved economic conditions and weather patterns leading to higher demand for coal-fired electricity. Export deliveries increased due to strengthening international demand for thermal coal.

        Total 2010 shipments including our share of the Decker mine and broker sales decreased from 103.3 million tons in 2009 to 96.9 million tons in 2010. This decrease is primarily due to the expiration of our significant broker sales contract in early 2010. During 2009 and the beginning of 2010, we had one significant broker sales contract under which our subsidiary, Spring Creek Coal LLC, sold coal to a wholesale power generation company. The contract expired following final deliveries made under the contract in the first quarter of 2010, and the related contract rights intangible asset has been fully amortized. This broker sales contract contributed $140.4 million and $13.7 million of revenues for the years ended December 31, 2009 and 2010, respectively. Income before tax related to this contract was $46.3 million and $5.0 million for those same periods, respectively, which is net of related expenses, including amortization of an intangible asset for the related contract rights of $28.7 million and $3.2 million, respectively.

        Additionally in 2010, we continued to focus on our cost management efforts, which resulted in reducing employee overtime, and optimizing repairs and maintenance expense. For our owned and operated mines, the weighted average cost of diesel fuel was $2.50 per gallon for the year ended December 31, 2010, compared to $1.87 per gallon for the year ended December 31, 2009. Diesel fuel and lubricant expenses represented 9.2% and 7.8% of cost of coal production at our owned and operated mines for the year ended December 31, 2010 and 2009, respectively.

  Revenues

        The following table presents revenues for the years ended December 31, 2010 and 2009 (in millions):

	Year Ended December 31,		Change
	2010	2009	$	Percent
Owned and operated mines	$1,154.7	$1,072.1	82.6	7.7
Other operations	216.1	326.1	(110.0)	(33.7)

Total revenue	$1,370.8	$1,398.2	(27.4)	(2.0)

        The increase in revenue from our owned and operated mines reflects a 4.5% increase in the average price per ton of coal sold, from $11.79 in 2009 to $12.32 in 2010, and a 3.1% increase in shipments, from 90.9 million tons in 2009 to 93.7 million in 2010.

        The increase in average price per ton sold reflects the strong demand for PRB coal due to prevailing economic and industry conditions at the time we entered into the related coal supply contracts.

        Other revenues consist primarily of our share of revenues from coal produced at the Decker mine, broker coal sales and billings for transportation and delivery services. Our share of revenues from coal produced at the Decker mine decreased reflecting a decline in shipments partially offset by higher average price per ton. Broker coal sales reduced following the expiration of our significant contract that expired in the first quarter of 2010. Revenues from transportation and delivery services increased, as a result of a higher volume of coal sold on a delivered basis, including export sales with delivered pricing terms that include rail and port charges, where we arranged and paid for the freight costs and charged our customers on a cost-plus basis for providing this service.

  Cost of Product Sold

        The following table presents cost of product sold for the years ended December 31, 2010 and 2009 (in millions):

	Year Ended December 31,		Change
	2010	2009	$	Percent
Owned and operated mines	$803.3	$722.1	81.2	11.2
Other operations	175.6	211.4	(35.8)	(16.9)

Total cost of product sold	$978.9	$933.5	45.4	4.9

        The increase in costs for our owned and operated mines reflects a 3.1% increase in tons shipped from our mines, and a 7.9% increase in the cost per ton of coal produced, from $7.94 in 2009 to $8.57 in 2010. The increase in the cost per ton of coal produced is primarily the result of a 9.2% per ton increase in royalties and production taxes, which reflects the higher average sales prices realized on our 2010 coal shipments as well as updates to estimates for non-income based taxes. Excluding royalties and production taxes, the cost per ton of coal produced increased from $4.53 to $4.83. The increase in the cost per ton of coal produced is primarily the result of increases in costs related to the price of diesel fuel and lubricants, and a higher strip ratio in 2010 compared to 2009 as our mines move into deeper mining areas.

        The cost of coal produced by the Decker mine decreased $3.0 million in 2010, reflecting lower production volumes partially offset by higher unit production costs. In addition, the cost of purchased coal decreased $86.7 million, primarily as a result of decreases of $64.7 million related to our significant broker sales contract that expired in 2010 and $20.0 million for other broker sales of purchased coal. The decreases in coal purchased related to our significant broker sales contract and other broker transactions are consistent with the related decreases in broker sales revenues in 2010. These decreases are partially offset by an increase in international exports in 2010, which resulted in an increase in freight and handling costs.

  Operating Income

        The following table presents operating income for the years ended December 31, 2010 and 2009 (in millions):

	Year Ended December 31,		Change
	2010	2009	$	Percent
Operating income	$211.9	$255.0	(43.1)	(16.9)

        Operating income was affected by the following factors in addition to those discussed above:

  •
  A decrease in amortization expense of $25.5 million, which is attributable to the expiration of the significant broker contract in the first quarter of 2010.

  •
  A decrease in selling, general, and administrative costs primarily due to costs incurred in 2009 associated with our IPO that were not incurred in 2010, offset by the increased costs to operate as a stand-alone public entity and execute the Secondary Offering.

  Total Other Expense

        The following table presents total other expense for the years ended December 31, 2010 and 2009 (in millions):

	Year Ended December 31,		Change
	2010	2009	$	Percent
Total other expense	$65.9	$5.7	60.2	*

*
Change from prior period is not a relevant percentage

        Total other expense increased due to an increase in interest expense on our $600 million of Senior Notes, which were outstanding for the full year in 2010 compared to approximately one month in 2009. Additionally, during the third quarter, we completed our annual update of our most recent operating plans and the resulting projected estimated future taxable income. This resulted in an increase in the estimated liability due to Rio Tinto under the Tax Receivable Agreement, resulting in a $19.7 million charge to non-operating income. See Note 13 of Notes to Consolidated Financial Statements in Item 8.

  Income Tax Provision

        The following table presents our income tax provision for the years ended December 31, 2010 and 2009 (in millions):

	Year Ended December 31,		Change
	2010	2009	$	Percent
Income tax provision	$32.0	68.2	(36.2)	(53.1)
Effective tax rate	21.9%	27.4%

        The effective income tax rate decreased to 21.9% for the year ended December 31, 2010 from 27.4% for the year ended December 31, 2009. The decrease is primarily attributable to RTEA's former non-controlling interest for which we did not accrue taxes, offset by the effect of the revaluation of our deferred tax assets as a result of the update to the Tax Receivable Agreement liability. The adjustment to the effective tax rate for the post-Secondary Offering period in 2010 to account for pretax income attributable to the controlling interest increased our effective tax rate by approximately 0.3%. See Note 13 of Notes to Consolidated Financial Statements in Item 8.

  Discontinued Operations

        The following table presents discontinued operations for the years ended December 31, 2010 and 2009 (in millions):

	Year Ended December 31,		Change
	2010	2009	$	Percent
Discontinued operations	$—	$211.1	(211.1)	(100)

        The change in discontinued operations was primarily attributable to the related transactions being completed in the prior year, with no impact to 2010.

  Income Attributable to Noncontrolling Interest

        The following table presents income attributable to noncontrolling interest for the years ended December 31, 2010 and 2009 (in millions):

Noncontrolling interest January 1, 2009 through November 19, 2009	$—
Noncontrolling interest November 19, 2009 through December 31, 2009	11.8

December 31, 2009 income attributable to noncontrolling interest	$11.8

Noncontrolling interest January 1, 2010 through December 15, 2010	$83.5
Noncontrolling interest December 15, 2010 through December 31, 2010	—

December 31, 2010 income attributable to noncontrolling interest	$83.5

        Income attributable to noncontrolling interest of $83.5 million for the Year Ended December 31, 2010 represents Rio Tinto's interest in CPE Resources net income for the period from January 1, 2010 through December 15, 2010. The portion of net income that is attributable to the noncontrolling interest is not equal to 48.3% of consolidated equity or of consolidated net income due to the effects of income taxes and related agreements that pertain solely to Cloud Peak Energy Inc as well as the timing of the Secondary Offering. Specifically, the $19.7 million expense related to the change in the Tax agreement liability and related adjustments of $5.4 million to the net value of deferred tax assets are not attributable to the noncontrolling interest. There was no noncontrolling interest prior to our IPO on November 19, 2009 or after the Secondary Offering on December 15, 2010.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        During the first half of 2008, due to a favorable supply and demand balance for PRB coal, increasing prices for our coal enabled us to enter into long-term contracts at higher prices. Since mid-2008, however, the economic downturn, particularly with respect to the U.S. economy, coupled with the global financial and credit market disruptions, had an adverse impact on the coal industry. As a result of our long-term contracting strategy, in which we enter into forward contracts for a significant portion of our coal, we experience a lag in revenue trends compared to spot price fluctuations.

Consequently, despite a decrease in tons sold from 2008 to 2009, we experienced an increase in total revenues from sales of coal.

        The weak market conditions during 2009 resulted in decreased demand for our coal and lower spot prices, and the fixed price contracts we entered into for future sales were at lower prices than the contractual prices we were able to achieve in 2008 for future sales. These lower prices will negatively impact our future revenues for the contractual periods, which historically have been one to five years; however, we are currently experiencing a period where we, and our customers, are seeking to enter into contracts with shorter terms, which may mitigate the impact. To further mitigate the potentially negative impact on our operating results, we have focused our cost management efforts, which resulted in reducing utilization of contractors, lowering employee overtime, and optimizing repairs and maintenance expense.

  Revenues

        The following table presents revenues for the years ended December 31, 2009 and 2008 (in millions):

	Year Ended December 31,		Change
	2009	2008	$	Percent
Owned and operated mines	$1,077.2	$978.3	98.9	10.1
Other operations	321.0	261.4	59.6	22.8

Total revenue	$1,398.2	$1,239.7	158.5	12.8

        The increase in revenues from our owned an operated mines reflects a 13.5% increase in the average price per ton of coal sold, from $10.44 in 2008 to $11.85 in 2009, and a 3.0% decrease in shipments, from 93.7 tons in 2008 to 90.9 million tons in 2009. The increase in average price per ton sold reflects the strong demand for PRB coal due to prevailing economic and industry conditions at the time we entered into the related coal supply contracts. The decrease in volume reflects the downturn in the overall economic conditions in the U.S. markets near the end of 2008 and continuing into 2009, which resulted in certain customers not taking all of their contracted purchases of coal. Our share of revenues from coal produced at the Decker mine decreased, reflecting a decline in shipments partially offset by higher average price per ton.

        The balance of our revenues consist primarily of broker coal sales including revenues from our significant broker sales contract that expired in 2010 of $140.4 million and $135.1 million for the years 2009 and 2008, respectively, and billings for transportation and delivery services. Other broker coal sales increased by $28.1 million in 2009 compared to 2008, reflecting increases in shipments and average selling prices. Revenues from transportation and delivery services increased by $39.6 million, as a result of a higher volume of coal sold on a delivered basis, including export sales with delivered pricing terms that include rail and port charges, where we arranged and paid for the freight costs and charged our customers on a cost-plus basis for providing this service. Other revenues, which in 2008 included $6.3 million from a Decker contract settlement, decreased $5.1 million in 2009.

  Cost of Product Sold

        The following table presents cost of product sold for the years ended December 31, 2009 and 2008 (in millions):

	Year Ended December 31,		Change
	2009	2008	$	Percent
Owned and operated mines	$722.7	$730.0	(7.3)	1.0
Other operations	210.8	164.0	46.8	28.5

Total cost of product sold	$933.5	$894.0	39.5	4.4

        The largest component of cost of product sold is the cost of coal produced at the three mines that we own and operate. The moderate decrease reflects the 3.0% decrease in tons shipped from our mines, partially offset by 2.1% increase in the cost per ton of coal produced, from $7.79 in 2008 to $7.95 in 2009. The increase in the cost per ton of coal produced is primarily the result of an 11.0% per ton increase in royalties and production taxes which reflects the higher average sales prices realized on our 2009 coal shipments. Excluding royalties and production taxes, the cost per ton of coal produced declined from $4.70 to $4.52, primarily reflecting decreases in unit costs for fuel, lubricants and explosives, as a result of lower prevailing commodity prices in 2009, partially offset by moderate increases in unit costs for labor, repairs and supplies. The cost of coal produced by the Decker mine decreased $5.3 million in 2009, reflecting lower production volumes partially offset by higher unit production costs.

        Cost of product sold also increased in 2009 due to the greater volume of sales on a delivered basis, where we arranged transportation, resulting in a $27.8 million increase in freight and handling costs. In addition, the cost of purchased coal increased $24.2 million, including increases of $2.0 million for our significant broker sales contract that expired in 2010 and $22.2 million for other broker sales, consistent with the related increase in broker sales revenues in 2009.

  Operating Income

        The following table presents operating income for the years ended December 31, 2009 and 2008 (in millions):

	Year Ended December 31,		Change
	2009	2008	$	Percent
Operating income	$255.0	$124.9	130.1	104.2

        Operating income was affected by the following other factors not discussed above:

  •
  An increase of $7.9 million in depletion of reclamation costs as a result of an increase in estimated reclamation costs for a mined-out portion of the Decker mine while the 2008 amount reflected a favorable adjustment upon the addition of new coal reserves at the Cordero Rojo mine. In addition, depreciation increased $2.3 million as a result of a higher capital base, following increased investment and capital expenditures in recent years. These increases were partially offset by a decrease in depletion of $1.6 million resulting from fewer tons produced in 2009 as compared to 2008, as depreciation and depletion are calculated predominantly on a units-of-production basis.

  •
  A decrease in amortization attributable to the buy out of a long-term contract at the Decker mine in the first quarter of 2008, which resulted in accelerated amortization of the intangible asset associated with the contract in 2008. In addition, this intangible asset was fully impaired later in 2008 as a result of a change in the Decker mine plan during the fourth quarter, resulting in no amortization of the intangible asset being recognized during 2009. Further contributing to the decrease was a reduction in amortization related to a coal supply contract that expired in 2010.

  Total Other Expense

        The following table presents total other expense for the years ended December 31, 2009 and 2008 (in millions):

	Year Ended December 31,		Change
	2009	2008	$	Percent
Total other expense	$5.7	$15.8	(10.1)	(63.9)

        Total other expense declined primarily due to a decrease in interest expense, which declined due to the termination on September 24, 2008 of the RTA Facility, under which we incurred interest of $16.8 million in 2008. Interest expense will increase going forward as a result of the debt financing transactions entered into in connection with the IPO. See "—Liquidity and Capital Resources—Senior Unsecured Notes and Senior Secured Revolving Credit Facility" below.

  Income Tax Provision

        The following table presents our income tax provision for the years ended December 31, 2009 and 2008 (in millions):

	Year Ended December 31,		Change
	2009	2008	$	Percent
Income tax provision	$68.2	$25.3	42.9	169.6
Effective tax rate	27.4%	23.2%

        Income tax expense increased primarily due to higher income before taxes. The increase in effective tax rate in 2009 was primarily due to a reduction in tax benefits received for percentage depletion deductions. The adjustment to the effective tax rate for the post-IPO period in 2009 to account for pretax income attributable to the noncontrolling interest reduced our effective tax rate by approximately 1.5%. See Note 13 of Notes to Consolidated Financial Statements in Item 8.

  Discontinued Operations

        The following table presents income (loss) from discontinued operations for the years ended December 31, 2009 and 2008 (in millions):

	Year Ended December 31,		Change
	2009	2008	$	Percent
Discontinued operations	$211.1	$(25.2)	236.3	*

*
Change from prior period is not a relevant percentage

        The favorable change in income from discontinued operations was primarily attributable to income from the Jacobs Ranch mine, which was sold on October 1, 2009, resulting in a pre-tax gain of $264.8 million. Jacobs Ranch mine operating income prior to disposal improved by $69.4 million due to higher coal prices and the cessation of depreciation, depletion and amortization as a result of the assets being classified as held for sale as of March 1, 2009. These favorable changes were partially offset by a $119.0 million increase in related income taxes. The overall increase in income from discontinued operations also reflects the absence in 2009 of net losses incurred at the Colowyo mine and the uranium mining venture after RTEA transferred its interests in the property to Rio Tinto America in October 2008.

Liquidity and Capital Resources

        Total cash comprises cash and cash equivalents and restricted cash. As of December 31, 2010 and 2009, total cash was $522.2 million and $348.5 million, respectively. These amounts included cash and cash equivalents of $340.1 million and $268.3 million, respectively, and restricted cash of $182.1 million and $80.2 million, respectively. Restricted cash collateralizes certain of our surety bond obligations at collateral levels that were established by our surety bond providers in 2009 following our IPO. As of December 31, 2009, our surety bonds were generally collateralized using Rio Tinto's balance sheet and letters of credit. During 2010, we posted $218.4 million in restricted cash collateral as we replaced Rio Tinto's surety bonds. We used restricted cash to avoid the fees associated with letters of credit, which can also be used as collateral. In the fourth quarter of 2010 we were successful in releasing $36.3 million of collateral from our surety program and this balance is reflected in our cash and cash equivalents. Prior to our IPO, substantially all of our cash balances, except cash held by Decker, were transferred to Rio Tinto in accordance with the Rio Tinto cash management arrangement.

        In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations and borrowing capacity under our $400 million revolving credit facility. Cash from operations depends on a number of factors beyond our control, such as the market price for our coal, the quantity of coal required by our customers, coal-fired electricity demand, regulatory changes impacting our business, reclamation costs, the market price we pay for diesel fuel, variables affecting other costs of our business and other risks and uncertainties, including those discussed in Item 1A "Risk Factors."

        The borrowing capacity under our revolving credit facility is reduced by the amount of letters of credit issued. As of December 31, 2010, our borrowing capacity under the revolving credit facility was $389.5 million. Our ability to borrow under our revolving credit facility is subject to the terms and conditions of the facility, including our compliance with financial and non-financial covenants.

        We believe these sources will be sufficient to fund our primary uses of cash for the next twelve months, which include our costs of coal production, federal coal lease installment payments for existing and new LBAs, capital expenditures, interest on our debt and payments to RTEA under our Tax Receivable Agreement.

        We intend to seek increases in our reserve position by acquiring federal coal and surface rights adjoining our current operations in Wyoming and Montana. Through the LBA process, we have nominated large coal tracts adjacent to our existing operations. If we are awarded new coal leases, which may occur as early as 2011, our cash flows could be significantly impacted as we would be required to make the initial lease payment and annual payments thereafter. We will continue to explore additional opportunities to increase our reserve base.

        In addition, our anticipated capital expenditures, which we expect will be between $100 million and $140 million (excluding federal coal lease payments) in 2011, include our estimates of expenditures necessary to keep our current fleets updated to maintain our mining productivity and competitive position and the addition of new equipment as necessary.

        We are required to make semi-annual interest payments on our senior notes, which commenced on June 15, 2010. We also expect to make on-going payments to RTEA under the Tax Receivable Agreement, which will impact our liquidity.

        If we do not have sufficient resources to satisfy our obligations, we may need to borrow money or take other actions. We may not be able to obtain additional funding on acceptable terms or at all. In addition, our existing debt instruments contain restrictive covenants, which may prohibit us from adopting certain alternatives to obtain additional funding.

  Overview of Cash Transactions in 2010

        We started 2010 with $268.3 million of unrestricted cash and cash equivalents. After making interest and private and federal coal lease payments of $53.0 million and $65.4 million, respectively, capital expenditures of $65.0 million and generating $322.7 million of Adjusted EBITDA, we ended the year with $340.1 million of unrestricted cash and cash equivalents. We started 2010 with $80.2 million of restricted cash. During the first half of 2010, we contributed an additional $138.2 million of cash and cash equivalents to restricted cash to collateralize our surety and performance bond obligations. We released $36.3 million of collateral in the fourth quarter of 2010 following a negotiated reduction of the collateral required. We ended the year with $182.1 million of restricted cash.

  Continuing Operations

        The following table summarizes operating cash flows for the years ended December 31, 2010 and 2009 (in millions):

	Year Ended December 31,		Change
	2010	2009	$	Percent
Net income from continuing operations	$117.2	$182.5	(65.3)	(35.8)
Non-cash reconciling items	174.8	158.8	16.0	10.1
Increase in working capital	32.8	115.3	(82.5)	(71.6)

Net cash provided by operating activities	$324.8	$456.6	(131.8)	(28.9)

        The increase from adjustments before changes in working capital was largely due to a change in deferred taxes. The decrease in working capital was largely driven by a reduction in related party receivables as a result of changes in our relationship with Rio Tinto through the IPO structuring transactions.

        The following table summarizes investing cash flows for the years ended December 31, 2010 and 2009 (in millions):

	Year Ended December 31,		Change
	2010	2009	$	Percent
Purchases of property, plant, and equipment	$91.6	$119.7	(28.1)	(23.5)
Other investing activities, net	100.4	297.3	(196.9)	(66.2)

Cash used in investing activities from continuing operations	$192.0	$417.1	(225.1)	(54.0)

        The decrease in cash used in investing activities from continuing operations was primarily the result of a $217.5 million decrease in cash advances to affiliates as a result of the cessation of the cash management program we were under with Rio Tinto prior to the IPO structuring transactions and a $28.1 million decrease in the cash paid for property, plant and equipment, including capitalized interest. Year-to-date property, plant, and equipment purchases include the acquisition of the lease by modification at the Spring Creek mine and the purchase of approximately 19 million tons of privately held coal. These decreases were partially offset by a $101.9 million increase in restricted cash to collateralize surety bonds obligations.

        The following table summarizes financing cash flows for the years ended December 31, 2010 and 2009 (in millions):

	Year Ended December 31,		Change
	2010	2009	$	Percent
Cash used in financing activities from continuing operations—non IPO related	$61.0	$68.6	7.6	11.1
Cash used in financing activities from continuing operations—IPO only	—	513.6	(513.6)	*

Cash used in financing activities from continuing operations—Total	$61.0	$582.2	(521.2)	(89.5)

*
Change from prior period is not a relevant percentage

        During 2010, we made distributions to Rio Tinto totaling $10.2 million and principal payments for coal lease obligations of $50.8 million. Distributions to Rio Tinto were required by the CPE Resources limited liability company agreement and correspond to distributions made to Cloud Peak Energy Inc. Cash used in financing activities from continuing operations during 2009 was comprised of approximately $1.52 billion in distributions to Rio Tinto offset by approximately $1.0 billion in net proceeds from the senior notes offering and the IPO, all of which occurred in 2009.

        The following table summarizes operating cash flows for the years ended December 31, 2009 and 2008 (in millions):

	Year Ended December 31,		Change
	2009	2008	$	Percent
Net income from continuing operations	$182.5	$88.3	94.2	106.7
Non-cash reconciling items	158.8	181.8	(23.0)	(12.7)
Increase in working capital	115.3	(120.1)	235.4	196.0

Net cash provided by operating activities	$456.6	$150.0	306.6	204.4

        This increase reflects a $201.5 million change in the effects of transactions with related parties. In the year ended December 31, 2008, we made payments to affiliates that resulted in a $129.3 million net reduction in amounts due to related parties, while in 2009 no similar payments were made and the amounts due to related parties increased by $103.4 million, reflecting expenses incurred by related parties on our behalf. The increase in operating cash flow also reflects a $94.1 million increase in income from continuing operations and a $32.3 million increase in deferred income taxes, partially offset by a $26.5 million decrease in non-cash expenses. The decrease in non-cash expenses is primarily related to amortization expense and interest expense converted to principal.

        The following table summarizes investing cash flows for the years ended December 31, 2009 and 2008 (in millions):

	Year Ended December 31,		Change
	2009	2008	$	Percent
Purchases of property, plant, and equipment	$119.7	$138.1	(18.4)	(13.3)
Other investing activities, net	297.4	15.6	281.8	181.0

Cash used in investing actives from continuing operations	$417.1	$153.7	263.4	171.4

        The increase in cash used in investing activities from continuing operations was primarily the result of a $182.5 million increase in amounts invested in the Rio Tinto America cash management program, an $80.2 million increase in restricted cash and a $21.4 million decrease in net receipts of refundable deposits related to coal reserve acquisition bids partially offset by a $18.4 million decrease in purchases of property, plant and equipment.

        The following table summarizes financing cash flows for the years ended December 31, 2009 and 2008 (in millions):

	Year Ended December 31,		Change
	2009	2008	$	Percent
Cash used in financing actives from continuing operations	$582.2	$2.9	579.3	*

*
Change from prior period is not a relevant percentage

        The increase in cash used in financing activities from continuing operations is primarily attributable to approximately $1.52 billion in distributions to Rio Tinto, $764.1 million of which represented the proceeds from the sale of the Jacobs Ranch mine, $309.7 million of which was funded by the proceeds of our senior notes offering, and $433.8 million represented the net proceeds from our IPO. Also contributing to the use of cash was a $29.2 million increase in payments on long-term debt, including federal coal leases, and net borrowings and repayments on the RTA Facility during the year ended December 31, 2008 that did not occur in 2009. Partially offsetting these increases was $568.7 in net proceeds from our senior notes offering.

  Discontinued Operations

        Net cash provided by operating activities from discontinued operations was $36.0 million and $50.3 million for the years ended December 31, 2009 and 2008, respectively. The $14.3 million decrease in net cash provided by operating activities from discontinued operations for the year ended December 31, 2009 compared to 2008 was due primarily to an increase in royalty and production tax payments.

        Net cash provided by investing activities from discontinued operations was $759.0 million for the year ended December 31, 2009, compared to net cash used in investing activities from discontinued operations of $41.2 million for the year ended December 31, 2008. Our 2009 cash flows reflect proceeds of $764.1 million from the sale of the Jacobs Ranch mine, which was completed on October 1, 2009.

        There was no cash used or provided from financing activities for discontinued operations during 2009 due to the absence of Colowyo financing activities as a result of the October 2008 disposal of Colowyo.

  Senior Unsecured Notes

        We refer to the $300.0 million senior notes due December 15, 2017 (the "2017 Notes") and the $300.0 million senior notes due December 15, 2019 (the "2019 Notes") collectively as the senior notes. The 2017 Notes and 2019 Notes bear interest at fixed annual rates of 8.25% and 8.50%, respectively. There is no mandatory redemption or sinking fund payments for the senior notes and interest payments are due semi-annually on June 15 and December 15, beginning on June 15, 2010. Subject to certain limitations, we may redeem the 2017 Notes by paying specified redemption prices in excess of their principal amount prior to December 15, 2015, or by paying their principal amount thereafter. Similarly, we may redeem the 2019 Notes by paying specified redemption prices in excess of their principal amount prior to December 15, 2017, or by paying their principal amount thereafter.

        In connection with our IPO structuring transactions, we distributed $309.7 million of the net proceeds to RTEA during the fourth quarter of 2009. The remaining net proceeds from the senior notes offering were designated for general corporate purposes.

        The senior notes are jointly and severally guaranteed by all of our existing and future restricted subsidiaries that guarantee our debt under our credit facility. See "—Senior Secured Revolving Credit Facility" below. Substantially all of our consolidated subsidiaries, excluding Decker Coal Company, are considered to be restricted subsidiaries and guarantee the senior notes.

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

  Senior Secured Revolving Credit Facility

        Concurrent with the offering of the senior notes, we entered into a $400.0 million senior secured revolving credit facility, or credit facility, with a syndicate of lenders, the full amount of which is available for use in connection with loans or the issuance of letters of credit. Our obligations under the credit facility are supported by a guarantee by our domestic restricted subsidiaries. The credit facility matures on December 16, 2013. As of December 31, 2010, there were no amounts drawn under the credit facility and $10.5 million was committed in connection with the issuance of letters of credit. The letters of credit are used as collateral to secure our obligations to reclaim lands used for mining. See "—Off-Balance Sheet Arrangements" below.

        Loans under the credit facility bear interest at the greater of the LIBOR or 2.50%, plus an applicable margin based on our credit rating of between 3.25% and 4.25% depending on our credit rating (4.00% at December 31, 2010). We are required to pay the lenders a commitment fee of 0.75% per year on the unused amount of the credit facility. Letters of credit issued under the credit facility, unless drawn upon, will bear interest at the applicable margin for LIBOR loans from the date at which they are issued. In addition, in connection with the issuance of a letter of credit we will be required to pay the issuing bank a fronting fee of 0.25% plus additional customary administrative fees and expenses.

        Our obligations under the credit facility are secured by substantially all of our assets and substantially all of the assets of certain of our subsidiaries, subject to certain permitted liens and to customary exceptions for similar coal financings. We are subject to financial maintenance covenants based on EBITDA (which is defined in the credit agreement and is not the same as EBITDA or Adjusted EBITDA presented elsewhere in this report) requiring us to maintain defined minimum levels of interest coverage and providing for a limitation on our total and first lien senior secured debt leverage ratios. Specifically, the credit agreement requires us to maintain a ratio of EBITDA to consolidated net cash interest expense equal to or greater than 2.75 to 1, a ratio of funded debt to EBITDA equal to or less than 3.5 to 1, and a ratio of first lien senior secured debt to EBITDA equal to or less than 1.5 to 1 as long as the credit facility is in effect.

        Our credit facility also requires us to comply with non-financial covenants that restrict certain corporate activities and certain of our subsidiaries and contains customary events of default with customary grace periods and thresholds. These covenants include restrictions on our ability to incur additional debt and pay dividends, among other restrictive covenants. Our ability to access the available funds under our credit facility may be impaired in the event that we do not comply with the covenant requirements or if we default on our obligations under the agreement. In addition, under the terms of our credit facility, a change in control of Cloud Peak Energy Inc. or CPE Resources will result in an automatic event of default and, unless waived by the required lenders, will result in all obligations under the agreement becoming immediately due and payable. At December 31, 2010, we were in compliance with the covenants contained in our credit facility.

  Federal Coal Leases

        Our federal coal lease obligations consist of amounts payable to the BLM under leases, each of which require five equal annual payments. The remaining aggregate annual payments under our existing federal coal leases total $133.2 million, with $63.8 million due in 2011, $59.8 million due in 2012 and $9.6 million due in 2013. We recognize imputed interest on federal coal leases based on an estimate of the credit-adjusted, risk-free rate reflecting our estimated credit rating at the inception of the lease. The outstanding principal balance of our federal coal lease obligations was $118.3 million as of December 31, 2010.

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

        As of December 31, 2009, with the exception of our obligations with respect to Decker, Rio Tinto remained the guarantor and we maintained $80.2 million in restricted cash as collateral for the benefit of Rio Tinto. We completed the replacement of surety bonds and letters of credit provided by Rio

Tinto on our behalf during 2010. These surety bonds are collateralized by a restricted cash balance of $182.1 million.

        As of December 31, 2010, we used surety bonds and letters of credit to secure outstanding obligations as follows (in millions):

	Surety Bonds	Letters of Credit	Total
Reclamation obligations(1)	$492.6	$10.5	$503.1
Lease obligations(2)	32.3	—	32.3
Other obligations(3)	0.1	—	0.1

Total off-balance sheet obligations	$525.0	$10.5	$535.5

Collateralized by:
Restricted cash(4)	$182.1	$—	$182.1

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

(3)
Other obligations include amounts required for exploration permits, water well construction and monitoring and other miscellaneous items as mandated by the applicable governing agencies.

(4)
We are required to collateralize our surety bonds with cash or letters of credit. We can substitute collateral, at our discretion.

        Our outstanding surety bonds in respect of our reclamation and lease obligations were $525.0 million at December 31, 2010 (including our obligations with respect to the Decker mine) and are required by law. State statutes regulate and determine the calculation of the amounts of the bonds that we are required to hold. We do not believe that these state-mandated estimates are a true reflection of what our actual reclamation costs will be. Reclamation bond amounts represent an estimate of the near-term reclamation liability that assumes reclamation activities will be performed by a third party during the next one to five years. Because this evaluation is near-term, it is recalculated on a frequent basis, often annually. The basis for calculating bond requirements is substantially different than the requirements that apply to the determination of our asset retirement obligation, or ARO, liability on our consolidated balance sheet, which is determined in accordance with U.S. GAAP. The state calculates our specific bond requirements considering assumed costs that the state would incur if they were required to complete the reclamation on our behalf. Additionally, where a multi-year bond, such as a three to five-year bond, is put into place, the state regulatory authority requires that the reclamation liability must be calculated for the highest cost scenario over that period.

        The carrying amount of our reclamation obligations, as determined in accordance with U.S. GAAP, which are reported in our consolidated financial statements, as ARO liabilities, was $182.2 million at December 31, 2010, $6.6 million of which is payable in 2011. We estimate our ARO liabilities based on disturbed acreage to date and third party cost estimates. The estimated ARO liabilities are also based on engineering studies and our engineering expertise related to the reclamation requirements. We also assume that reclamation will be completed after the end of the mine life based on our current reclamation area profiles, which may be a different land disturbance assumption than the state requires, as we perform reclamation concurrently with our mining activities. We have estimated that we will perform concurrent reclamation of approximately $5.9 million during 2011. Concurrent reclamation is performed on an annual basis as a part of our normal mining operations. Finally, the carrying amount of our ARO liabilities reflects discounting of estimated reclamation costs using a credit-adjusted risk-free interest rate. For a discussion of the risks relating to our reclamation obligations, see Item 1A "Risk Factors—Risks Related to Our Business and Industry—If the assumptions underlying our reclamation and mine closure obligations are materially inaccurate, our costs could be significantly greater than anticipated or be incurred sooner than anticipated."

        Because we are required by state and federal law to have these bonds or letters of credit in place before mining can commence, or continue, our failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would materially and adversely affect our ability to mine or lease coal. That failure could result from a variety of factors including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of any credit facility then in place. See Note 17 of Notes to Consolidated Financial Statements in Item 8.

Contractual Obligations

        As of December 31, 2010, we had the following contractual obligations (in millions):

	Total	2011	2012 - 2013	2014 - 2015	2016 and Thereafter
Senior notes(1)	$600.0	$—	$—	$—	$600.0
Coal lease obligations(2)	123.1	56.1	67.0	—	—
Interest related to long-term debt(3)	418.2	59.7	106.5	100.5	151.5
Operating and capital lease obligations	8.7	0.8	1.6	1.6	4.7
Coal purchase obligations(4)	10.7	10.7	—	—	—
Capital expenditure obligations(4)	13.1	9.6	3.5	—	—

Total	$1,173.8	$136.9	$178.6	$102.1	$756.2

(1)
CPE Resources issued $600.0 million aggregate principal amount of senior notes in two tranches due 2017 and 2019. CPE Resources also has entered into a $400.0 million four-year revolving credit facility, none of which had been drawn as of December 31, 2010. See Note 9 of Notes to Consolidated Financial Statements in Item 8.

(2)
Coal lease obligations include our discounted payment obligations under federal coal leases, private coal leases and land purchase notes. See Note 10 of Notes to Consolidated Financial Statements in Item 8.

(3)
As of December 31, 2010, we had outstanding commitments for interest related to our senior notes, private coal lease and land purchase notes, and imputed interest for our federal coal lease obligations. See Notes 9 and 10 of Notes to Consolidated Financial Statements in Item 8.

(4)
As of December 31, 2010, we had outstanding commitments for coal purchases and capital expenditures which are not included on consolidated balance sheet. See Note 17 of Notes to Consolidated Financial Statements in Item 8.

        This table does not include our estimated AROs. As discussed in "Critical Accounting Policies and Estimates—Asset Retirement Obligations" below, the current and noncurrent carrying amount of our AROs involves a number of estimates, including the amount and timing of the payments to satisfy these obligations. The timing of payments is based on numerous factors, including projected mine closing dates. Based on our assumptions, the carrying amount of our AROs (excluding concurrent reclamation) as determined in accordance with U.S. GAAP is $188.8 million as of December 31, 2010. See Note 11 of Notes to Consolidated Financial Statements in Item 8.

        This table does not include our contractual obligations related to an agreement we entered into in April 2008 to purchase land adjacent to our Antelope mine, whereby the seller may require us to pay a purchase price of up to $23.7 million, which will close between April 2013 and April 2018.

        This table does not include payments that we expect to make under the Tax Receivable Agreement. We have recognized a $190.1 million liability for our estimated payments to RTEA under the Tax Receivable Agreement, of which $18.2 million and $171.9 million is classified as current and noncurrent, respectively, as of December 31, 2010. The estimated liability is based on forecasts of future taxable income over the anticipated life of our mining operations and reclamation activities, assuming no additional coal reserves are acquired. The assumptions used in our forecasts are subject to substantial uncertainty about our future business operations and the actual payments that we are required to make under the Tax Receivable Agreement could differ materially from our estimates. Based on our estimates as of December 31, 2010, we expect to make payments of $18.2 million in 2011 and payments averaging approximately $24.5 million during 2012 to 2015. See Item 1A "Risk Factors—Risks Related to Our Corporate Structure—We are required to pay RTEA for most of the tax benefits we may claim as a result of the tax basis step-up we received in connection with our IPO, related IPO structuring transactions and the Secondary Offering. In certain cases, payments to RTEA may be accelerated or exceed our actual cash tax savings. These provisions may deter a change in control of our company."

Critical Accounting Policies and Estimates

        We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. These accounting principles require us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, and revenues and expenses, as well as the disclosure of contingent assets and liabilities. We base our judgments, estimates and assumptions on historical information and other known factors that we deem relevant. Estimates are inherently subjective, as significant management judgment is required regarding the assumptions utilized to calculate accounting estimates in our consolidated financial statements, including the notes thereto. Our significant accounting policies are described in Note 3 of Notes to Consolidated Financial Statements in Item 8. This section describes those accounting policies and estimates that we believe are critical to understanding our consolidated financial statements.

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

        To determine our AROs, we calculate on a mine-by-mine basis the present value of estimated future reclamation cash flows based upon each mine's permit requirements, estimates of the current disturbed acreage subject to reclamation, which is based upon approved mining plans, estimates of future reclamation costs and assumptions regarding the mine's productivity, which are based on engineering estimates that include estimates of volumes of earth and topsoil to be moved, the use of particular pieces of large mining equipment to move the earth and the operating costs for those pieces of equipment. These cash flow estimates are discounted at an adjusted, risk-free interest rate based on U.S. Treasury bonds with a maturity similar to the expected life of the mine.

        The amount initially recorded as an ARO for a mine may change as a result of mining permit changes granted by mining regulators, changes in the timing of mining activities and the mine's productivity from original estimates and changes in the estimated costs or the timing of reclamation activities. We periodically update estimates of cash expenditures to meet each mine's reclamation requirements and we adjust the ARO in accordance with U.S. GAAP, which generally requires a measurement of the present value of any increase in estimated reclamation costs using an adjusted, risk-free interest rate based on U.S. Treasury bonds with a maturity similar to the expected remaining life of the mine. Adjustments to the ARO for decreases in the estimated amount of reclamation costs are measured using an adjusted, risk-free interest rate as of the date of the initial recognition of the ARO. Annually, we analyze AROs on a mine-by-mine basis and, if necessary, adjust the balance to take into account any changes in estimates.

Federal Coal Leases

        Upon the award date of federal coal leases, pursuant to which payments are required to be paid in equal annual installments, we recognize an asset for the related mineral rights in property, plant and equipment and a corresponding liability for our future payment obligations in long-term debt. The amount recognized as an asset is the sum of the initial installment due at the effective date of the lease and the amount recognized in long-term debt, which reflects the present value of the remaining installments. We determine the present value of the remaining installments using an estimate of the credit-adjusted, risk-free rate that reflects our credit rating. Interest is recognized over the term of the lease based on the imputed interest rate that was used to determine the initial long-term debt amount on the effective date. Such interest may be capitalized while activities are in progress to prepare the acquired coal reserves for mining. The mineral rights asset recorded at the effective date is eventually recognized in depreciation and depletion expense using the units-of-production method over the period the related coal reserves are mined.

Income Taxes and Tax Agreement Liability

        Our consolidated deferred tax assets as of December 31, 2010 were $162.5 million, net of a $94.6 million valuation allowance. If future taxable income differs from our estimates or if expected tax planning strategies are not available as anticipated, adjustments to the valuation allowance may be needed. Periodically, we evaluate the realizability of our deferred tax assets and adjust the related valuation allowance to reflect our updated estimate of the tax benefits that are more likely than not to be realized. Our evaluation is based on our consideration of CPE Resources historical operations, the effects of the structuring and financing transactions completed in connection with our IPO and Secondary Offering, updated forecasts of taxable income over the remaining lives of our mines, the availability of tax planning strategies and other factors.

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

        We also face price risk involving other commodities used in our production process such as diesel fuel. Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately

$9 million over the next twelve months. Historically, we have not hedged commodities such as diesel fuel. We may enter into hedging arrangements in the future.

Interest Rate Risk

        Our credit facility is subject to an adjustable interest rate. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Revolving Credit Facility." We had no outstanding borrowings under our credit facility as of December 31, 2010. If we borrow funds under the revolving credit facility, we may be subject to increased sensitivity to interest rate movements. Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cloud Peak Energy Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, equity and cash flows present fairly, in all material respects, the financial position of Cloud Peak Energy Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Denver, Colorado
February 24, 2011

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues	$1,370,761	$1,398,200	$1,239,711
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	978,914	933,489	894,036
Depreciation and depletion	100,023	97,869	88,972
Amortization	3,197	28,719	45,989
Accretion	12,499	12,587	12,742
Selling, general and administrative expenses	63,594	69,835	70,485
Asset impairment charges	659	698	2,551

Total costs and expenses	1,158,886	1,143,197	1,114,775

Operating income	211,875	255,003	124,936

Other income (expense)
Interest income	565	320	2,865
Interest expense	(46,938)	(5,992)	(20,376)
Tax agreement expense	(19,669)	—	—
Other, net	157	9	1,715

Total other expense	(65,885)	(5,663)	(15,796)

Income from continuing operations before income tax provision and earnings from unconsolidated affiliates	145,990	249,340	109,140
Income tax provision	(31,982)	(68,249)	(25,318)
Earnings from unconsolidated affiliates, net of tax	3,189	1,381	4,518

Income from continuing operations	117,197	182,472	88,340
Income (loss) from discontinued operations, net of tax	—	211,078	(25,215)

Net income	117,197	393,550	63,125
Less: Net income attributable to noncontrolling interest	83,460	11,849	—

Net income attributable to controlling interest	$33,737	$381,701	$63,125

Amounts attributable to controlling interest common shareholders:
Income from continuing operations	$33,737	$170,623	$88,340
Income (loss) from discontinued operations	—	211,078	(25,215)

Net income	$33,737	$381,701	$63,125

Earnings (loss) per common share attributable to controlling interest:
Basic
Income from continuing operations	$0.98	$3.01	$1.47
Income (loss) from discontinued operations	—	3.73	(0.42)

Net income	$0.98	$6.74	$1.05

Weighted-average shares outstanding—basic	34,305,205	56,616,986	60,000,000

Diluted
Income from continuing operations	$0.98	$2.97	$1.47
Income (loss) from discontinued operations	—	3.52	(0.42)

Net income	$0.98	$6.49	$1.05

Weighted-average shares outstanding—diluted	34,305,205	60,000,000	60,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$340,101	$268,316
Restricted cash	182,072	80,180
Accounts receivable	65,173	82,809
Due from related parties	434	8,340
Inventories	64,970	64,199
Deferred income taxes	21,552	280
Other assets	17,449	7,321

Total current assets	691,751	511,445
Non-current assets
Property, plant and equipment, net	1,008,337	987,143
Intangible assets, net	—	3,197
Goodwill	35,634	35,634
Deferred income taxes	140,985	100,520
Other assets	38,400	39,657

Total assets	$1,915,107	$1,677,596

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$81,975	$57,304
Royalties and production taxes	127,038	102,912
Accrued expenses	51,197	47,763
Current portion of tax agreement liability	18,226	758
Current portion of federal coal lease obligations	54,630	50,768
Other liabilities	4,880	4,514

Total current liabilities	337,946	264,019
Non-current liabilities
Tax agreement liability, net of current portion	171,885	53,751
Senior notes	595,684	595,321
Federal coal lease obligations, net of current portion	63,659	118,289
Asset retirement obligations, net of current portion	182,170	175,940
Other liabilities	32,564	24,798

Total liabilities	1,383,908	1,232,118

Commitments and contingencies (Note 17)
Equity
Common stock ($0.01 par value; 200,000,000 shares authorized; 60,878,317 and 31,449,002 shares issued and outstanding at December 31, 2010 and 2009, respectively)	609	314
Additional paid-in capital	502,952	251,083
Retained earnings	42,296	8,459
Accumulated other comprehensive loss	(14,658)	(6,951)

Total Cloud Peak Energy Inc. shareholders' equity	531,199	252,905
Noncontrolling interest	—	192,573

Total equity	531,199	445,478

Total liabilities and equity	$1,915,107	$1,677,596

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings (Deficit)		Former Parent's Equity	Non- controlling Interest
	Shares	Amount						Total
Balances at December 31, 2007	—	$—	$—	$—	$(1,738)	$336,699	$—	$334,961
Comprehensive income
Net income	—	—	—	(116)	—	63,241	—	63,125
Decker pension adjustments, net of tax	—	—	—	—	(2,770)	—	—	(2,770)

Total comprehensive income								60,355
Stock compensation	—	—	—	—	—	1,033	—	1,033
Dividend to former parent	—	—	—	—	—	(3,956)	—	(3,956)
Conversion of RTA Facility to equity	—	—	—	—	—	547,382	—	547,382
Costs incurred by affiliates	—	—	—	—	—	31,216	—	31,216
Pension transition adjustment, net of tax	—	—	—	—	—	(687)	—	(687)
Discontinued operations distribution	—	—	—	—	—	14,862	—	14,862

Balances at December 31, 2008	—	—	—	(116)	(4,508)	989,790	—	985,166
Comprehensive income
Net income	—	—	—	8,575	—	373,126	11,849	393,550
Decker pension adjustments, net of tax	—	—	—	—	707	—	1,032	1,739
Retiree medical plan initiation and adjustment, net of tax	—	—	—	—	(5,299)	—	(7,741)	(13,040)

Total comprehensive income								382,249
Stock compensation	—	—	785	—	—	1,180	—	1,965
Cash distribution to former parent	—	—	—	—	—	(8,477)	—	(8,477)
Costs incurred by affiliates	—	—	—	—	—	8,542	—	8,542
Distribution of Jacobs Ranch mine sale proceeds	—	—	—	—	—	(764,122)	—	(764,122)
IPO structuring transactions	—	—	46,430	—	1,327	(3,815)	—	43,942
IPO and distribution of proceeds	30,600	306	433,449	—	—	(433,755)	—	—
Proceeds in excess of carrying amounts	—	—	(38,694)	—	—	38,694	—	—
Restricted stock issuance	849	8	(8)	—	—	—	—	—
Distribution of senior notes proceeds	—	—	—	—	—	(309,704)	—	(309,704)
RTEA deconsolidation	—	—	—	—	(2,624)	108,541	—	105,917
Noncontrolling interest	—	—	(190,879)	—	3,446	—	187,433	—

Balances at December 31, 2009	31,449	314	251,083	8,459	(6,951)	—	192,573	445,478
Comprehensive income
Net income	—	—	—	33,737	—	—	83,460	117,197
Retiree medical plan adjustment, net of tax	—	—	—	—	(1,625)		654	(971)

Total comprehensive income	—	—	—	—	—	—	—	116,226
Adjustment to beginning balance, Tax Receivable Agreement	—	—	2,414	—	—	—	—	2,414
Stock compensation	—	—	7,234	—	—	—	—	7,234
Restricted stock issuance	29	1	(1)	—	—	—	—	—
Distributions to Rio Tinto	—	—	—	—	—	—	(10,203)	(10,203)
Change in ownership allocation	—	—	—	100	—	—	(100)	—
Effects of Secondary Offering	29,400	294	242,222	—	(6,082)	—	(266,384)	(29,950)

Balances at December 31, 2010	60,978	$609	$502,952	$42,296	$(14,658)	$—	$—	$531,199

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net income	$117,197	$393,550	$63,125
Adjustments to reconcile income to net cash provided by operating activities:
Income or loss from discontinued operations, net of tax	—	(211,078)	25,215
Depreciation and depletion	100,023	97,869	88,972
Amortization	3,197	28,719	45,989
Accretion	12,499	12,587	12,742
Asset impairment charges	659	698	2,551
Earnings from unconsolidated affiliates	(3,189)	(1,381)	(4,518)
Distributions of income from equity investments	35	4,000	4,750
Deferred income taxes	28,503	13,595	(18,697)
Expenses paid by affiliates	—	—	31,216
Stock compensation expense	7,234	1,919	727
Change in tax agreement liability	19,669	—	—
Interest expense converted to principal	—	—	16,755
Other, net	4,718	750	1,336
Changes in operating assets and liabilities:
Accounts receivable, net	17,636	(3,358)	12,609
Inventories	(638)	(7,638)	(5,707)
Due to or from related parties	7,906	103,414	(129,252)
Other assets	(10,090)	(1,097)	(4,377)
Accounts payable and accrued expenses	27,040	28,890	9,715
Tax agreement liability	(1,685)	—	—
Asset retirement obligations	(5,938)	(4,855)	(3,151)

Net cash provided by operating activities from continuing operations	324,776	456,584	150,000

Investing activities
Purchases of property, plant and equipment	(91,639)	(119,742)	(138,104)
Payment on refundable deposit	—	—	(11,806)
Return of refundable deposit	—	—	33,156
Return of restricted cash	116,533	—	—
Restricted cash deposit	(218,425)	(80,180)	—
Change in cash advances to affiliate	—	(217,468)	(35,025)
Other, net	1,511	313	(1,880)

Net cash used in investing activities from continuing operations	(192,020)	(417,077)	(153,659)

Financing activities
Borrowings on long-term debt	—	595,284	40,000
Principal repayments on federal coal leases	(50,768)	(68,583)	(39,415)
Payment of debt issuance costs	—	(26,585)	—
Proceeds from issuance of common stock	—	433,755	—
Distributions to Rio Tinto	(10,203)	(1,516,058)	(3,448)

Net cash used in financing activities from continuing operations	(60,971)	(582,187)	(2,863)

Net cash provided by (used in) continuing operations	71,785	(542,680)	(6,522)

Cash flows from discontinued operations
Net cash from operating activities	—	36,029	50,320
Net cash from investing activities	—	759,032	(41,231)
Net cash from financing activities	—	—	(10,248)

Net cash provided by (used in) discontinued operations	—	795,061	(1,159)

Net increase (decrease) in cash and cash equivalents	71,785	252,381	(7,681)
Cash and cash equivalents at beginning of year	268,316	15,935	23,616

Cash and cash equivalents at end of year	$340,101	$268,316	$15,935

Supplemental cash flow disclosures for continuing operations:
Interest paid	$69,317	$17,606	$4,410
Income taxes paid (refunded), net	9,120	79,089	(348)
Supplemental noncash investing and financing activities from continuing operations:
Obligations to acquire federal coal leases and other mineral rights	$—	$37,424	$168,009
Conversion of debt to equity	—	—	547,382
Noncash capital contributions from Rio Tinto America	—	158,400	46,078

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

        Cloud Peak Energy Inc. ("CPE Inc.") was incorporated in Delaware on July 31, 2008 and had no business operations prior to November 19, 2009, when it acquired its coal business in connection with the initial public offering of its common stock ("IPO"). Prior to its IPO, CPE Inc. was a wholly-owned subsidiary of Rio Tinto America Inc. ("Rio Tinto America") and was an indirect subsidiary of Rio Tinto plc ("Rio Tinto"), one of the largest mining companies in the world. CPE Inc. used the net proceeds from its IPO to repay a promissory note that was issued on November 19, 2009 in exchange for the managing member interest in Cloud Peak Energy Resources LLC ("CPE Resources") from Rio Tinto Energy America Inc. ("RTEA"), a wholly-owned subsidiary of Rio Tinto America that historically had operated Rio Tinto's western United States ("U.S.") coal business. CPE Resources was formed as Rio Tinto Sage LLC on August 19, 2008 and was renamed Cloud Peak Energy Resources LLC in November 2009. RTEA was formed in March 1993 as Kennecott Coal Company and was renamed Rio Tinto Energy America Inc. in May 2006. Prior to the IPO, RTEA had contributed to CPE Resources substantially all of the assets used in Rio Tinto's western U.S. coal business.

        On December 15, 2010, Cloud Peak Energy Inc. priced a secondary offering of 29,400,000 shares of its common stock on behalf of Rio Tinto. In connection with the secondary offering, we exchanged 29,400,000 shares of common stock for the common membership units of CPE Resources held by Rio Tinto and completed the secondary offering on behalf of Rio Tinto (the "Secondary Offering"), resulting in a divestiture of 100% of Rio Tinto's holdings in CPE Resources. As a result of this transaction, CPE Resources is now a wholly-owned subsidiary of Cloud Peak Energy Inc, and Rio Tinto no longer holds an interest in CPE Resources.

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

2. Basis of Presentation

Principles of Consolidation

        Our consolidated financial statements present the financial position, results of operations and cash flows of our business, which was controlled by Rio Tinto, through RTEA, prior to our IPO and by CPE Inc. thereafter. For dates and periods prior to our IPO, our consolidated financial statements present RTEA as the parent company (the "former parent") and reflect allocations of certain costs incurred by other Rio Tinto affiliates. For dates and periods following our IPO but preceding our Secondary Offering, our consolidated financial statements present CPE Inc. as the parent company and present Rio Tinto's remaining interest in CPE Resources as a noncontrolling interest. Dates and periods following our Secondary Offering present CPE Inc. as the sole owner in CPE Resources.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation (Continued)

        We consolidate the accounts of entities in which we have a controlling financial interest under the voting control model and consolidate the accounts of variable interest entities for which we are the primary beneficiary. We account for our 50% interest in Decker Coal Company ("Decker") using the proportionate consolidation method, whereby our share of Decker's assets, liabilities, revenues and expenses are included in our consolidated financial statements. Investments in other entities that we do not control but have the ability to exercise significant influence over the investee's operating and financial policies, are accounted for under the equity method. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP"). All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Initial Public Offering, Related IPO Structuring Transactions, and Secondary Offering

  Initial Public Offering, Related IPO Structuring Transactions

        In anticipation of an IPO or divestment transaction, substantially all assets used in Rio Tinto's western U.S. coal business were transferred to CPE Resources during 2008 and 2009, including Cloud Peak Energy Services Company (formerly known as Rio Tinto Energy America Services Company), or CPESC, which employs personnel who operate the business of CPE Resources. On November 17, 2009, CPE Resources declared a cash distribution to RTEA in anticipation of its senior notes offering (see Note 9). CPE Resources made payments to RTEA totaling $309.7 million pursuant to this declaration and a related working capital adjustment prior to December 31, 2009. These distributions were charged to former parent's equity. On November 19, 2009, CPE Inc. completed the initial public offering of its common stock. Our IPO resulted in the issuance of 30,600,000 shares at an offering price of $15.00 per share and generated net proceeds of $433.8 million, after deducting offering costs of $25.2 million. CPE Inc. used the net proceeds to repay a promissory note that was issued to acquire from RTEA 30,600,000 common membership units in CPE Resources, representing 51.0% of the 60,000,000 common membership units outstanding as of November 19, 2009. RTEA and a Rio Tinto affiliate retained the remaining 49.0% interest in CPE Resources. The CPE Resources limited liability company agreement was amended in connection with our IPO to designate CPE Inc. as the managing member of CPE Resources. As amended, the limited liability company agreement provided for CPE Inc., as managing member, to control the activities of CPE Resources.

        In connection with our IPO, CPE Inc., CPE Resources, RTEA and other Rio Tinto affiliates entered into transactions pursuant to several agreements that affected certain existing obligations of the respective parties and required adjustments to certain assets and liabilities of CPE Resources. These transactions were arranged while the parties were under common control by Rio Tinto and, accordingly, were accounted for as equity transactions, resulting in a $3.8 million charge to former parent's equity.

        Following the IPO, CPE Inc. recognized deferred tax assets totaling $105.3 million based on the excess of the increased tax basis over the related carrying amount of the interest for financial reporting, which did not change as a result of our IPO structuring transactions. In addition, CPE Inc. and RTEA entered into a Tax Receivable Agreement, pursuant to which CPE Inc. generally is required to pay to RTEA 85% of the income tax savings that it realizes in the future from the increase in tax basis. See "Tax Receivable Agreement" in Note 17. CPE Inc. recognized an initial $54.5 million undiscounted liability for the amounts it expected to pay RTEA under this agreement. The increase in tax basis and

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation (Continued)

the obligation pursuant to the Tax Receivable Agreement were arranged while CPE Inc. and RTEA were under common control by Rio Tinto. Accordingly, the $50.8 million net effect of these transactions was recognized in equity, including $4.4 million related to unrecognized pension and postretirement benefit costs, which were credited to several components of accumulated other comprehensive income, and the remainder of $46.4 million, which was credited to additional paid-in capital.

        CPE Inc. and RTEA were under common control by Rio Tinto at the time CPE Inc. acquired the controlling interest in CPE Resources from RTEA. In accordance with U.S. GAAP, we did not adjust the carrying amounts of the assets and liabilities of CPE Resources as a result of this transfer. The $433.8 million net proceeds from our IPO are reported in the consolidated statement of equity as increases in common stock and additional paid-in capital, and the corresponding payment to RTEA to repay a promissory note that was issued to acquire the controlling interest in CPE Resources is reported as a distribution in former parent's equity. These reported amounts exceed the carrying amount of the transferred interest in the underlying net assets of CPE Resources on the date of transfer by $38.7 million. Accordingly, the consolidated statement of equity reflects offsetting adjustments of $38.7 million to additional paid-in capital and former parent's equity to reduce the reported IPO proceeds and distribution amounts to reflect the carrying amounts of the underlying net assets of CPE Resources.

        As a result of CPE Inc.'s acquisition of the controlling interest in CPE Resources from RTEA, effective November 19, 2009, RTEA was no longer our parent company. The consolidated statement of equity includes a $108.5 million increase in former parent's equity to reflect the elimination of RTEA's accounts, consisting primarily of deferred income tax liabilities, accrued royalties and production taxes related to the Jacobs Ranch mine and payables to other Rio Tinto affiliates. In addition, a $2.6 million charge to accumulated other comprehensive loss was recorded to reflect the derecognition of certain tax benefits that RTEA previously had recognized in other comprehensive income.

  Secondary Offering

        On December 15, 2010, Cloud Peak Energy Inc. priced the Secondary Offering of 29,400,000 shares of its common stock on behalf of Rio Tinto. In connection with the Secondary Offering, we exchanged 29,400,000 shares of common stock for the common membership units of CPE Resources held by Rio Tinto and completed the Secondary Offering, resulting in a divestiture of 100% of Rio Tinto's holdings in CPE Resources. As a result of this transaction, CPE Resources is now a wholly-owned subsidiary of Cloud Peak Energy Inc., and Rio Tinto no longer holds any interest in CPE Resources. The elimination of Rio Tinto as a member results in the elimination of noncontrolling interest as of December 31, 2010. The statement of operations for the year ended December 31, 2010 presents the portion of income attributable to the noncontrolling interest through the date of the Secondary Offering and no income will be attributable to the noncontrolling interest in future periods. The Secondary Offering also resulted in an increase to the undiscounted future liability under the Tax Receivable Agreement of $123.6 million and an increase to our deferred income taxes net of valuation allowance of $93.6 million.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation (Continued)

Variable Interest Entities

        A variable interest entity ("VIE") generally is an entity that is designed to have one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of equity at risk do not have all the characteristics of a controlling financial interest in the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. A VIE is required to be consolidated in the financial statements of the entity that is determined to hold a controlling financial interest in the VIE. A controlling financial interest is defined as the power to direct the activities of a VIE that most significantly influence the VIE's economic performance and the obligation to absorb the losses of or receive the benefits from the VIE that could potentially be significant to the VIE.

        Prior to our IPO, RTEA was the primary beneficiary of Cloud Peak Energy Services Company ("CPESC"), which was an indirect wholly-owned subsidiary of Rio Tinto America. We determined that CPESC was a VIE, primarily because substantially all of CPESC's activities were conducted on behalf of RTEA. We determined that RTEA was the primary beneficiary of CPESC, because RTEA was the Rio Tinto affiliate that was most closely associated with CPESC. As a result, RTEA included CPESC in its consolidated financial statements prior to our IPO. In connection with our IPO structuring transactions, Rio Tinto America contributed CPESC to CPE Resources and we consolidated CPESC based on voting control. Subsequent to the Secondary Offering, CPESC is consolidated as a wholly-owned subsidiary.

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

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation (Continued)

        Our consolidated statements of operations include allocations of general and administrative expenses incurred by Rio Tinto America and other Rio Tinto affiliates totaling $20.7 million and $25.4 million for the years ended December 31, 2009 and 2008, respectively. Of these amounts, $15.8 million and $21.0 million for the years ended December 31, 2009 and 2008, respectively, are included in selling, general and administrative expenses. The remaining $4.9 million and $4.4 million for the years ended December 31, 2009 and 2008, respectively, are included in cost of product sold. Also included in selling, general and administrative expenses are costs incurred as a result of actions to divest RTEA, either through a trade sale or an initial public offering, of $18.3 million and $25.8 million for the years ended December 31, 2009 and 2008, respectively.

Reclassifications

        Certain amounts in the 2009 and 2008 consolidated financial statements have been reclassified to conform to the 2010 presentation.

3. Critical and Significant Accounting Policies

        The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates in these consolidated financial statements include allowances for inventory obsolescence, share-based compensation expense, useful lives of long-lived assets, assumptions about the amount and timing of future cash flows and related discount rates used in determining asset retirement obligations and in testing long-lived assets and goodwill for impairment, the recognition and measurement of income tax benefits and related deferred tax asset valuation allowances, and assumptions about the timing of future cash flows used in determining the tax agreement liability. Actual results could differ materially from those estimates.

Critical Accounting Policies

        We consider certain accounting policies to be critical, as their application requires management's judgment about the effects of matters that are inherently uncertain. Following is a discussion of the accounting policies we consider critical to our consolidated financial statements.

Revenue Recognition

        We recognize revenue from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, title has transferred to the customer and collection of the sales price is reasonably assured.

        Coal sales revenues include sales to customers of coal produced at our facilities and coal purchased from other companies. Coal sales are made to our customers under the terms of coal supply agreements, most of which have a term greater than one year. Under the typical terms of these coal supply agreements, title and risk of loss transfer to the customer at the time the coal is shipped, which is the point at which revenue is recognized. Certain contracts provide for title and risk of loss transfer at the point of destination, in which case revenue is recognized when it arrives at its destination.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Critical and Significant Accounting Policies (Continued)

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

        Transportation costs are included in cost of product sold, and amounts we bill to our customers for transportation are included in revenues.

Asset Retirement Obligations and Remediation Costs

        We recognize liabilities for asset retirement obligations ("AROs") where we have legal obligations associated with the retirement of long-lived assets. We recognize AROs at fair value at the time the obligations are incurred. The Company's AROs generally are incurred when a mine site is disturbed by mining activities and as the extent of disturbance increases. AROs reflect costs associated with legally required mine reclamation and closure activities, including earthwork, revegetation and demolition and are estimated based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Spending estimates are adjusted for estimated inflation and discounted at an adjusted, risk-free rate. The ARO amount is capitalized as part of the related mining property upon initial recognition and is included in depreciation and depletion expense using the units-of-production method based on proven and probable reserves. As changes in estimates occur (such as changes in estimated costs or timing of reclamation activities resulting from mine plan revisions), the ARO liability and related asset are adjusted to reflect the updated estimates. Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense by applying the adjusted, risk-free rate that existed when the liability was initially measured to the amount of the liability at the beginning of the period. Other costs related to environmental remediation are charged to expense as incurred. When the reduction of the asset retirement obligation exceeds the carrying amount of the related asset retirement cost, the adjustment is recorded as a reduction of depletion expense.

        We periodically update estimates of cash expenditures to meet each mine's reclamation requirements and we adjust the ARO in accordance with U.S. GAAP, which generally requires a measurement of the present value of any increase in estimated reclamation costs using an adjusted, risk-free interest rate based on U.S. Treasury bonds with a maturity similar to the expected remaining life of the mine. Adjustments to the ARO for decreases in the estimated amount of reclamation costs are measured using an adjusted, risk-free interest rate as of the date of the initial recognition of the ARO.

Coal Reserves, Mineral Rights, and Federal Coal Leases

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

3. Critical and Significant Accounting Policies (Continued)

and probable reserves. Coal reserves and mineral rights are included in land, improvements and mineral rights in property, plant and equipment, net.

        Upon the award date of federal coal leases, pursuant to which payments are required to be paid in equal annual installments, we recognize an asset for the related mineral rights in property, plant and equipment and a corresponding liability for our future payment obligations in long-term debt. The amount recognized as an asset is the sum of the initial installment due at the effective date of the lease and the amount recognized in long-term debt, which reflects the present value of the remaining installments. We determine the present value of the remaining installments using an estimate of the credit-adjusted, risk-free rate that reflects our credit rating. Interest is recognized over the term of the lease based on the imputed interest rate that was used to determine the initial long-term debt amount on the effective date. Such interest may be capitalized while activities are in progress to prepare the acquired coal reserves for mining. The mineral rights asset recorded at the effective date is eventually recognized in depreciation and depletion expense using the units-of-production method over the period the related coal reserves are mined.

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

        Prior to our IPO, we were a member of a consolidated federal tax group and were party to a federal tax sharing agreement with the other members of the consolidated federal tax group. However, for the purposes of our pre-IPO consolidated financial statements, which were prepared on a carve-out basis, our current and deferred income taxes were calculated on a stand-alone income tax return basis. Differences arose as a result of computing our federal income taxes pursuant to the federal tax sharing agreement and on a stand-alone income tax return basis for the carve-out consolidated financial statements. For the year ended December 31, 2008, income taxes recognized in the carve-out consolidated financial statements exceeded income taxes pursuant to the tax sharing agreement by $29.6 million. This amount is presented as a capital contribution within former parent's equity, as the amount will not be paid by us.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Critical and Significant Accounting Policies (Continued)

Tax Agreement Liability

        In connection with our IPO structuring transactions and Secondary Offering (see Note 2), we recognized a liability for the estimated, undiscounted amounts that we expect to pay RTEA in future years pursuant to the Tax Receivable Agreement, which we generally refer to as the tax agreement liability. The actual amounts payable under this agreement are determined and paid annually, after CPE Inc. has filed its income tax returns for the prior year. The annual payments are determined based on the difference between (i) CPE Inc.'s actual income tax liability for the prior year, which reflects the effects of the increase in tax basis that resulted from its acquisition of interests in CPE Resources, and (ii) a hypothetical calculation of CPE Inc.'s tax liability that assumes no such increase in tax basis. The required annual payments generally are equal to 85% of the tax savings actually realized as a result of the tax basis increase. Our estimate of the tax agreement liability is based on forecasts of our future income tax payments, with and without the tax basis increase, over the anticipated life of our mining operations and reclamation activities, assuming no additional coal reserves are acquired. The assumptions used in our forecasts are consistent with assumptions used in determining the valuation allowance for our deferred tax assets and in other contemporaneous accounting measurements, such as our annual test of goodwill impairment. We revise our estimated tax agreement liability annually in conjunction with our annual life-of-mine planning process, which typically takes place in the third quarter, or more frequently when there are significant changes in circumstances, such as the acquisition of additional coal reserves. Future changes in our estimated tax agreement liability will be recognized in other expense in our consolidated statement of operations. See Note 17 for more information about the Tax Agreement Liability.

Significant Accounting Policies

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

Allowance for Doubtful Accounts Receivable

        We determine an allowance for doubtful accounts based on the aging of accounts receivable, historical experience and management judgment. We write off accounts receivable against the allowance when we determine a balance is uncollectible and we no longer continue to actively pursue collection of

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Critical and Significant Accounting Policies (Continued)

the receivable. Based on our assessment of the above criteria, there was no allowance for doubtful accounts at December 31, 2010 and 2009.

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

  Mine Development Costs

        We capitalize costs of developing new mines where proven and probable reserves exist. We amortize mine development costs using the units-of-production method based on proven and probable reserves that are associated with the property being developed. Costs may include construction permits and licenses; mine design; construction of access roads, slopes and main entries; and removing overburden and waste materials to access the coal ore body in a new pit prior to the production phase, which commences when saleable coal, beyond a de minimis amount, is produced. Where multiple pits exist at a mining operation, overburden removal costs are capitalized if such costs are for the

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Critical and Significant Accounting Policies (Continued)

development of a new area that is separate and distinct from the existing production phase mines. Overburden removal costs that relate to the enlargement of an existing pit are expensed as incurred. Overburden removal costs incurred during the production phase are included as a cost of inventory to be recognized in cost of product sold in the same period as the revenue from the sale of inventory. Additionally, mine development costs include the costs associated with asset retirement obligations. Mine development costs are included in land, improvements and mineral rights in property, plant and equipment, net.

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

  Exploration Costs

        We expense all direct costs incurred in identifying new resources and in converting resources to reserves at development and production stage projects. Exploration costs of $0.2 million, $1.2 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, are included in cost of product sold.

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

Intangible Assets

        We state intangible assets at cost, less accumulated amortization. The cost of intangible assets consists of the fair value assigned to favorable long-term coal supply contracts in connection with business combinations and is amortized based on deliveries over the terms of the contracts. Intangible assets are subject to evaluation for potential impairment if an event occurs or a change in circumstances indicates the carrying amount may not be recoverable. No impairment charges were recorded in 2010, 2009, or 2008.

Goodwill

        We assess the carrying amount of goodwill for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Critical and Significant Accounting Policies (Continued)

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

        Prior to our IPO, our employees, which do not include Decker employees, participated in a defined benefit retirement plan sponsored by Rio Tinto America. Periodic costs pertaining to this plan were allocated to us by Rio Tinto America on a basis of projected benefit obligation with respect to financing costs and on the basis of actuarial determinations for current and prior service costs. Our employees ceased to participate in this plan as a result of our IPO, and we have not assumed any pension obligations associated with this plan.

        Prior to our IPO, our employees participated in a defined benefit postretirement welfare plan sponsored by Rio Tinto America. This plan provided for retired employees and their beneficiaries and dependents who meet eligibility requirements to receive medical, dental and life insurance benefits, subject to certain cost-sharing features, such as deductibles and coinsurance. We recognized a net periodic postretirement benefit cost for our required contribution to this plan based on actuarial cost data and an allocation from Rio Tinto America. Our employees ceased to participate in this plan; however, we agreed to sponsor, effective January 1, 2010, a new postretirement medical plan that provides retiree medical benefits for our employees. We account for postretirement benefits other than pensions by accruing the costs of benefits to be provided over the employees' period of active service. These costs are determined on an actuarial basis. Our consolidated balance sheets reflect the funded status of postretirement benefits.

        Decker's employees participate in a defined benefit retirement plan sponsored by Decker, which is accounted for in accordance with U.S. GAAP requirements for defined benefit pension plans.

Accrued Liabilities

  Contingent Liabilities

        We account for contingent liabilities related to litigation, claims and assessments based on the specific facts and circumstances and our experience with similar matters. We record our best estimate of a loss when the loss is considered probable and the amount of loss is reasonably estimable. When a loss is probable and there is a range of the estimated loss with no best estimate in the range, we record our estimate of the minimum liability. As additional information becomes available, we revise our estimates as appropriate.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Critical and Significant Accounting Policies (Continued)

  Workers' Compensation

        For our employees in Wyoming, workers' compensation insurance is provided through a state fund program. We contribute to this program by applying the assessed state rate to gross payroll for the applicable employees, which is adjusted prospectively based on our workers' compensation historical incident rating.

        For our employees in Colorado and Montana, workers' compensation insurance is provided under a zero-deductible workers' compensation program, which provides full coverage for any workers' compensation losses, including black-lung claims.

Share-Based Compensation

        We measure the cost of share-based employee compensation based on the fair value of the award and recognize that cost over the period during which the recipient is required to provide services in exchange for the award, typically the vesting period. For equity awards, compensation cost is measured based on grant-date fair value of the award. The fair value of certain share-based payment awards is estimated using a Black-Scholes option valuation model. Prior to our IPO, certain of our employees participated in share-based compensation plans sponsored by Rio Tinto. As a result of our IPO, the awards granted by Rio Tinto became vested in accordance with the employee separation provisions contained in the original terms of the awards.

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

Segment Information

        We review, manage and operate our business as a single operating segment—the production of low sulfur, steam coal from surface mines, located in the Western region of the U.S. within the Powder River Basin ("PRB"), which is sold to electric utilities and industrial customers.

Earnings per Share

        We compute basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and potential dilutive common shares outstanding during the period. We apply the treasury stock method to determine potential dilutive common shares related to our stock options and non-vested share awards. We apply the if-converted method to determine potential dilutive common shares related to CPE Resources common membership units that are convertible to CPE Inc. common shares.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Discontinued Operations

        There were no discontinued operations for the year ended December 31, 2010.

Sale of Jacobs Ranch Mine

        Effective March 8, 2009, we entered into an agreement to sell our membership interest in Jacobs Ranch Coal LLC, which owned and operated the Jacobs Ranch coal mine, to Arch Coal, Inc. for cash consideration of $761.0 million, subject to certain adjustments as of the closing date. The sale closed on October 1, 2009, resulting in gross sales proceeds of $768.8 million, which were distributed to Rio Tinto America, and a pre-tax gain on sale of $264.8 million. The Jacobs Ranch mine was classified as held for sale and reported as discontinued operations as of March 1, 2009. As a result, the consolidated financial statements report the financial position, results of operations and cash flows of the Jacobs Ranch mine as discontinued operations in all periods presented. Included in Jacobs Ranch mine revenues in the table below are sales to our other subsidiaries of $21.9 million and $17.7 million for the years ended December 31, 2009 and 2008, respectively. Sales of coal to our other subsidiaries continued after the closing date under contracts that terminate upon completion of all required shipments in 2010. We determined that our purchases from the mine after the closing date do not represent significant continuing involvement based primarily on the immateriality of the expected purchases compared to the expected production of the mine and the short duration of the contracts.

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

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Discontinued Operations (Continued)

        Income (loss) from discontinued operations, net of tax, presented in the consolidated statements of operations consists of the following for the years ended December 31 (in thousands):

	2009	2008
Jacobs Ranch Mine
Revenues	$368,640	$478,039
Costs and expenses	304,030	482,863

Income (loss) from discontinued operations, before gain on sale and income taxes	64,610	(4,824)
Gain on sale	264,767	—
Income tax (expense) benefit	(118,299)	685

Income (loss) from discontinued operations, net of taxes	$211,078	$(4,139)

Colowyo and Uranium Mining Venture
Revenues	$—	$90,678
Costs and expenses	—	124,336

Loss from discontinued operations, before income taxes	—	(33,658)
Income tax benefit	—	12,582

Loss from discontinued operations, net of taxes	$—	$(21,076)

Total Discontinued Operations
Revenues	$368,640	$568,717
Costs and expenses	304,030	607,199

Income (loss) from discontinued operations, before gain on sale and income taxes	64,610	(38,482)
Gain on sale	264,767	—
Income tax (expense) benefit	(118,299)	13,267

Income (loss) from discontinued operations, net of taxes	$211,078	$(25,215)

5. Inventories

        Inventories, net consisted of the following at December 31 (in thousands):

	2010	2009
Materials and supplies, net	$59,740	$60,868
Coal stockpiles and finished product	5,230	3,331

	$64,970	$64,199

        Materials and supplies are stated net of an obsolescence allowance of $0.6 million and $1.3 million as of December 31, 2010 and 2009, respectively. We recognized a provision to increase the allowance by $976,000, $973,000 and $356,000, and charged inventory costs to the allowance of $1,709,000, $897,000 and $325,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property, Plant and Equipment

        Property, plant and equipment, net consisted of the following at December 31 (in thousands):

	2010	2009
Land and improvements	$269,581	$272,598
Mineral rights (1)	660,037	590,292
Mining equipment	777,240	701,084
Construction in progress	9,081	13,413
Other equipment	59,143	99,949
Buildings and improvements	69,267	69,124

	1,844,349	1,746,460
Less: accumulated depreciation and depletion	(836,012)	(759,317)

	$1,008,337	$987,143

(1)
Includes mineral rights of $319.3 million and $295.5 million at December 31, 2010 and 2009, respectively, attributable to areas where the Company was not currently engaged in mining operations and, therefore, the coal reserves are not currently being depleted.

        Interest costs capitalized on mine development and construction projects totaled $24.5 million, $15.5 million and $6.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        In 2010, we recognized an impairment charge of $659,000 for a piece of equipment which we no longer use. The impairment represents an adjustment to the estimated net realizable value that we expect to obtain from the sale of the equipment. In 2009, we recognized an impairment charge of $698,000 for costs incurred on an abandoned time-keeping software project. In 2008, we recognized an impairment charge of $1.01 million for costs incurred on an abandoned production cost efficiency project.

        A $3.1 million reduction of the asset impairment charge was recognized in the year ended December 31, 2008, as a result of favorable changes in estimates and resolution of contingencies related to a 2007 asset impairment charge associated with the abandonment of a Rio Tinto system implementation.

7. Intangible Assets

        Intangible assets, net consisted of the following at December 31 (in thousands):

	2010	2009
Acquired long-term coal supply contracts	$349,358	$349,358
Less: accumulated amortization	(349,358)	(346,161)

	$—	$3,197

        At December 31, 2009, acquired long-term coal supply contracts consisted of a contract acquired in 1993 that expired in 2010. The remaining $3.2 million unamortized balance of the contract was fully amortized in 2010.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible Assets (Continued)

        In March 2008, a Decker contract was amended to provide for a reduction in the quantities of coal to be supplied during 2009 through 2012 in exchange for a $12.7 million cash payment from the customer in 2009. Upon execution of the amendment, we recognized $6.3 million of revenue, representing our 50% interest in the cash to be received in exchange for the relief of the Company's obligation to supply coal, and amortization expense of $9.2 million, representing the accelerated amortization of our contract rights corresponding to the reduction in coal supply quantities under the amended contract. As a result of changes in the Decker mine plan in the fourth quarter of 2008, which resulted in lower projected cash flows, we evaluated the recoverability of Decker long-lived assets in December 2008 and determined that the remaining carrying amount of the Decker contract was not recoverable. Consequently, we recognized a $4.6 million impairment charge to reduce the carrying amount of our remaining contract rights to its estimated fair value of zero.

8. Investments

        Investments are included in other noncurrent assets and have a carrying amount of $9.4 million and $4.5 million at December 31, 2010 and 2009, respectively. Investments at December 31, 2010 and 2009 consist of our 50% equity investment in Venture Fuels Partnership, a coal marketing company.

9. Long-Term Debt

        Long-term debt consisted of the following at December 31 (in thousands):

	2010	2009
8.25% Senior Notes due 2017, net of $1,979 unamortized discount	$298,021	$297,824
8.50% Senior Notes due 2019, net of $2,337 unamortized discount	297,663	297,497

Total long term debt	$595,684	$595,321

Senior Notes

        On November 25, 2009, CPE Resources and its wholly-owned subsidiary, Cloud Peak Energy Finance Corp., issued the 8.25% Senior Notes due 2017 ("2017 Notes") and the 8.5% Senior Notes due 2019 ("2019 Notes"), which we refer to collectively as the Senior Notes, in accordance with Rule 144A of the Securities Act of 1933, as amended. The 2017 Notes and the 2019 Notes each were issued in the aggregate principal amount of $300.0 million, net of original issue discounts of $2.2 million and $2.5 million, respectively, resulting in aggregate proceeds of $595.3 million. The 2017 Notes and 2019 Notes bear interest at fixed annual rates of 8.25% and 8.50%, respectively, and mature on December 15, 2017 and 2019, respectively. There are no mandatory redemption or sinking fund payments for the Senior Notes and interest payments are due semi-annually on June 15 and December 15, which commenced on June 15, 2010. Subject to certain limitations, we may redeem the 2017 Notes by paying specified redemption prices in excess of their principal amount prior to December 15, 2015, or by paying their principal amount thereafter. Similarly, we may redeem the 2019 Notes by paying specified redemption prices in excess of their principal amount prior to December 15, 2017, or by paying their principal amount thereafter.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

        Debt issuance costs of approximately $14.2 million were incurred in connection with the issuance of the Senior Notes. These costs were deferred and are being amortized to interest expense over the respective terms of the Senior Notes using the effective interest method. Unamortized debt issuance costs of $12.8 million and $14.1 million were included in noncurrent other assets at December 31, 2010 and 2009, respectively.

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

        The approximate fair value of our Senior Notes was $650.3 million at December 31, 2010. The fair value of the Senior Notes is based on market quoted prices as of December 31, 2010.

Senior Secured Revolving Credit Facility

        Concurrently with the offering of the Senior Notes, we entered into a $400.0 million senior secured revolving credit facility, or Credit Facility, with a syndicate of lenders, the full amount of which is available for use in connection with loans or the issuance of letters of credit. The Credit Facility may be expanded at our request, subject to certain conditions and to the extent lenders are willing to extend additional commitments, up to an additional $50.0 million. Our obligations under the Credit Facility are supported by a guarantee by certain of our restricted subsidiaries. The Credit Facility matures on December 16, 2013. As of December 31, 2010, letters of credit totaling $10.5 million and no cash borrowings were outstanding under the Credit Facility. The letters of credit are used as collateral to secure our obligations to reclaim lands used for mining. See Note 17.

        Lender fees and costs of $15.9 million were incurred in connection with the execution of the Credit Facility. These costs are being amortized to interest expense over the term of the Credit Facility using the straight-line method. Unamortized fees and costs of $11.7 million and $15.5 million were included in noncurrent other assets at December 31, 2010 and 2009.

        Loans under the Credit Facility bear interest at the greater of the LIBOR or 2.50%, plus an applicable margin based on our credit rating of between 3.25% and 4.25% (4.00% at December 31, 2010). At our option, the interest rate on loans under the Credit Facility may be based on an alternative base rate of at least 3.50%, and the applicable margins over such alternative base rate are 1.00% less than the applicable margin for LIBOR loans. We are required to pay the lenders a commitment fee of 0.75% per year on the unused amount of the Credit Facility. Letters of credit issued under the Credit Facility, unless drawn upon, bear interest at the applicable margin for LIBOR loans from the date at which they are issued. In addition, in connection with the issuance of a letter of

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

credit we are required to pay the issuing bank a fronting fee of 0.25% plus additional customary administrative fees and expenses.

        Our obligations under the Credit Facility are secured by substantially all of our assets and substantially all of the assets of certain of our subsidiaries, subject to certain permitted liens and to customary exceptions for similar coal financings. We are subject to financial maintenance covenants based on EBITDA (which is defined in the Credit Facility and is not the same as EBITDA or Adjusted EBITDA presented elsewhere in our consolidated financial statements) requiring us to maintain defined minimum levels of interest coverage and providing for a limitation on our total and first lien senior secured debt leverage ratios. Specifically, the Credit Facility requires us to maintain a ratio of EBITDA to consolidated net cash interest expense equal to or greater than 2.75 to 1, a ratio of funded debt to EBITDA equal to or less than 3.5 to 1, and a ratio of first lien senior secured debt to EBITDA equal to or less than 1.5 to 1 as long as the Credit Facility is in effect.

        Our Credit Facility also requires us to comply with non-financial covenants that restrict certain activities at both the corporate and subsidiary levels and contains customary events of default with customary grace periods and thresholds. These covenants include restrictions on our ability to incur additional debt and pay dividends, among other restrictive covenants. Our ability to access the available funds under the Credit Facility may be impaired in the event that we do not comply with the covenant requirements or if we default on our obligations under the agreement. In addition, under the terms of the Credit Facility, a change in control of Cloud Peak Energy Inc. or CPE Resources would result in an automatic event of default and, unless waived by the required lenders, would result in all obligations under the Credit Facility to become immediately due and payable. At December 31, 2010, we were in compliance with the covenants contained in our Credit Facility.

RTA Facility

        Prior to its termination in 2008, our credit facility with Rio Tinto America (the "RTA Facility") allowed us to borrow up to $800.0 million from Rio Tinto America with no specified maturity date. Borrowings under the RTA Facility were subject to interest, payable quarterly, calculated on the daily average borrowings outstanding during the quarter at a rate equal to the average 3 month U.S. dollar LIBOR plus a margin of 1.5%. Interest cost related to the RTA Facility was $16.8 million for the year ended December 31, 2008. As of December 31, 2007, $37.4 million of accrued interest on the RTA Facility was converted to principal. Effective September 24, 2008, the RTA Facility was terminated and the then outstanding balance was converted to equity. The total outstanding principal and accrued interest amount at the effective date of the termination of the RTA Facility of $547.4 million is reflected as a capital contribution in the consolidated statement of equity for the year ended December 31, 2008.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

Future Maturities

        Aggregate future maturities of long-term debt as of December 31, 2010 are as follows (in thousands):

2015 and thereafter	600,000

600,000
Less discount on senior notes	4,316

Total long term debt	$595,684

        Interest expense under financing arrangements, net of amounts capitalized, totaled $46.9 million, $6.0 million and $20.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

10. Other Long-Term Obligations

        Long-term obligations consisted of the following at December 31 (in thousands):

	2010	2009
Federal coal lease obligations	$118,289	$169,058
Other	8,071	9,309

Total obligations	126,360	178,367

Less: current portion	(59,410)	(55,282)

Total long-term obligations	$66,950	$123,085

Federal Coal Leases

        The Company's federal coal leases, as reflected in the consolidated balance sheets, consist of discounted obligations payable to the Bureau of Land Management of the U.S. Department of the Interior under four leases, each of which requires five equal annual payments, as follows (in thousands):

			Principal Balance at December 31
	Annual Payment	Imputed Interest Rate
Payment Dates			2010	2009
December 1, 2007-2011	$3,980	6.8%	$3,728	$7,220
August 1, 2008-2012	50,160	7.5%	90,068	130,447
May 1, 2009-2013	9,620	8.7%	24,493	31,391

			$118,289	$169,058

        The Company recognizes imputed interest on federal coal leases based on an estimate of the credit-adjusted, risk-free rate reflecting the Company's estimated credit rating at the inception of the lease. Imputed interest for the years ended December 31, 2010, 2009 and 2008 was $11.7 million, $14.2 million and $7.9 million, respectively, of which, $10.8 million, $14.1 million and $5.8 million, respectively, was capitalized as we prepared to mine the related coal deposits.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Other Long-Term Obligations (Continued)

Other

        Other long-term obligations consists of obligations incurred in connection with the acquisitions of land and mineral rights. At December 31, 2010 and 2009, we had $8.1 million and $9.3 million of purchase obligations with parties other than the BLM of which $4.8 million and $4.5 million are current as of December 31, 2010 and 2009, respectively. These bear interest at rates ranging from 6% to 8%.

        The approximate fair value of our federal coal lease obligations was $127.6 million at December 31, 2010. The fair value estimates for the federal coal leases were determined by discounting the remaining lease payments using a current estimate of the credit-adjusted, risk-free interest rate that is based on the Company's current credit standing.

11. Asset Retirement Obligations

        Changes in the carrying amount of the Company's asset retirement obligations were as follows (in thousands):

	2010	2009
Balance at January 1	$181,419	$167,272
Accretion expense	12,499	12,587
Revisions to estimated cash flows	777	6,415
Payments	(5,938)	(4,855)

Balance at December 31	188,757	181,419
Less current portion	(6,587)	(5,479)

Asset retirement obligation, net of current portion	$182,170	$175,940

        The above amounts exclude $5.9 million and $6.5 million of concurrent reclamation for the years ended December 31, 2010 and 2009, respectively. The revisions to estimated cash flows pertain to revisions in the estimated amount and timing of legally required reclamation activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages and third-party unit costs as of December 31, 2010 and 2009. Adjustments to AROs resulting from such revisions generally result in a corresponding adjustment to the related asset retirement cost in property, plant and equipment, net.

        In 2008, a change in the timing of reclamation activities for one of our mines resulted in a reduction in the asset retirement obligation that exceeded the carrying amount of the related asset retirement cost by $4.7 million ($3.0 million after tax) and was recognized as a reduction of depreciation and depletion expense in the period.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Benefit Plans

        Our consolidated statements of operations include expenses in connection with employee benefit plans sponsored by Cloud Peak Energy (subsequent to our IPO) and Rio Tinto America (prior to our IPO), as follows for the years ended December 31 (in thousands):

	2010	2009	2008
Cloud Peak Energy plans:
Defined contribution retirement plans	$11,212	$757	$—
Retiree medical plan	4,710	359	—

	15,922	1,116	—

Rio Tinto America plans:
Defined contribution retirement plans	—	6,414	6,384
Defined benefit pension plan	—	2,608	2,943
Retiree medical plan	—	1,373	1,505

	—	10,395	10,832
Decker pension plan	626	892	44

Total	$16,548	$12,403	$10,876

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

Retiree Medical Plan

        In connection with our IPO, we agreed to establish a plan to provide certain postretirement medical benefits to eligible employees, which does not include Decker employees (the "Retiree Medical Plan"). Employees who are 55 years old and have completed ten years of service with the Company generally are entitled to receive benefits under the Retiree Medical Plan, except for employees who were eligible at the date of our IPO to receive benefits under the Rio Tinto America retiree medical plan and elect to receive such benefits. As required by an agreement between Rio Tinto America and us in connection with the IPO, the retiree medical plan grants credit for service rendered by our employees to Rio Tinto America prior to the IPO.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Benefit Plans (Continued)

        Net periodic postretirement benefit costs included the following components:

	2010	2009
Service cost	$2,315.6	$252.2
Interest cost	988.7	107.2
Amortization of prior service cost	1,405.7	—

Net periodic postretirement benefit cost	$4,710.0	$359.4

        We recognized a $16.6 million liability as of November 19, 2009, for our accumulated postretirement benefit obligation ("APBO") under the Retiree Medical Plan. The initial APBO amount reflects the cost of certain benefits attributable to services rendered by our employees prior to the initiation of the Retiree Medical Plan. The APBO for prior service cost was allocated between the controlling and noncontrolling interests in CPE Resources and charged to accumulated other comprehensive loss (see Note 14). These amounts will be recognized in net periodic postretirement benefit cost over the remaining period prior to the date the employees become eligible to receive benefits. At the time that we recognized the liability we classified $1.3 million of the liability as current.

        At December 31, 2009, we remeasured and adjusted the liability for the APBO to $16.4 million, of which $20,000 is included in current liabilities and $16.4 million is included in noncurrent other liabilities in our consolidated balance sheet at December 31, 2009. The net decrease of $236,000 in the APBO for the period ended December 31, 2009, is attributable to the recognition of a $595,000 pre-tax actuarial gain in other comprehensive income, partially offset by the recognition of service cost of $252,000 and interest cost of $107,000 in our consolidated statement of operations.

        At December 31, 2010, we remeasured and adjusted the liability for the APBO to $23.3 million, of which $37,000 is included in current liabilities and $23.2 million is included in noncurrent other liabilities in our consolidated balance sheet at December 31, 2010. The net increase of $6.9 million in the APBO for the period ended December 31, 2010, is attributable to $2.3 million in current period service cost, $1.0 million in interest costs and $3.6 million in increased costs associated with changes in actuarial assumptions.

        We used the following assumptions in the measurement of the APBO:

	December 31, 2010	December 31, 2009
Discount rate	5.51%	6.04%
Health care cost trend rate assumed for next year	8.50%	9.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2018

        To determine the discount rate, we matched our cash projections against the Citigroup Pension Discount Curve. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point increase in the assumed health care cost trend would increase net periodic postretirement benefit cost and the APBO by $492,865 and $3.0 million, respectively, and a one-percentage-point decrease in the rate would decrease net periodic postretirement benefit cost and the APBO by $408,361 and $2.5 million, respectively, as of December 31, 2010.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Benefit Plans (Continued)

        Our estimated future benefit payments under the Retiree Medical Plan, which are net of estimated employee contributions and reflect expected future service, are as follows for the years ended December 31 (in thousands):

2011	$37
2012	95
2013	174
2014	279
2015	422
2016 - 2020	$6,515

Rio Tinto America Plans

Defined Contribution Retirement Plans

        Prior to our IPO, we were a participating employer in two defined contribution plans sponsored by Rio Tinto America. We were required to contribute to these plans based on eligible employee compensation and employee contribution matching requirements. Employees of Decker were not included in these plans.

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

Decker Pension Plan

        Decker's employees participate in a defined benefit retirement plan sponsored by Decker. This plan does not have a material impact on our consolidated financial position, results of operations or cash flows. Our share of the funded status of the plan is reported in noncurrent other liabilities and was $2.9 million and $2.5 million at December 31, 2010 and 2009, respectively. Other comprehensive income or loss includes certain actuarial gains and losses that are reflected in the funded status of the plan, but have not been recognized in periodic benefit cost.

13. Income Taxes

        Our income from continuing operations before income tax provision and earnings (losses) from unconsolidated affiliates is earned solely in the U.S. For periods prior to our IPO, our consolidated financial statements reflect income taxes recognized by RTEA. See "Initial Public Offering, Related

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

IPO Structuring Transactions, and Secondary Offering" in Note 2. RTEA was a member of an affiliated federal tax group and was party to a federal income tax sharing agreement with the other members of the affiliated federal income tax group. However, for the purposes of our consolidated financial statements, which were prepared on a carve-out basis, RTEA's current and deferred taxes were calculated on a stand-alone separate return basis. RTEA provided income taxes on substantially all pre-tax income reported in our consolidated financial statements for such pre-IPO periods. For periods following our IPO, CPE Inc. is required to file a separate federal corporate income tax return and recognizes income taxes on its pre-tax income, which for periods before the Secondary Offering has consisted solely of its share (approximately 51%) of CPE Resources pre-tax income. For periods following the Secondary Offering, CPE Inc. recognizes income tax expense on 100% of pretax income. CPE Resources is organized as a limited liability company and generally is not subject to income taxes, although several corporate subsidiaries of CPE Resources file separate corporate income tax returns and may incur minor amounts of income tax or may incur losses which cannot benefit other entities included in the consolidated financial results. Because CPE Resources generally is not a taxable entity, our consolidated financial statements do not reflect any income taxes on pre-tax income attributable to the noncontrolling interest in CPE Resources that existed before our Secondary Offering.

        The income tax provision (benefit) for continuing operations consisted of the following for the years ended December 31 (in thousands):

	2010	2009	2008
Current:
Federal	$3,478	$52,309	$44,154
State	—	1,495	1,262

Total current	3,478	53,804	45,416

Deferred:
Federal	27,961	14,044	(19,540)
State	543	401	(558)

Total deferred	28,504	14,445	(20,098)

Total income tax provision	$31,982	$68,249	$25,318

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

        The tax effects of temporary differences that result in deferred tax assets and deferred tax liabilities for continuing operations consisted of the following at December 31 (in thousands):

	2010	2009
Deferred income tax assets:
Property, plant and equipment	$178,174	$—
Accrued expense and liabilities	27,554	—
Pension and other postretirement benefits	8,884
Investment in joint venture partnerships	4,542	—
Accrued reclamation and mine closure costs	41,128	—
Contract rights	21,533
Investment in CPE Resources	—	103,639
Tax agreement liability	69,006	19,623
Other	10,618

Total deferred income tax assets	361,439	123,262
Less valuation allowance	(94,572)	(22,462)

Net deferred income tax asset	266,867	100,800

Deferred income tax liabilities:
Inventories	(2,976)	—
Mineral rights	(93,383)	—
Other	(7,971)	—

Total deferred income tax liabilities	(104,330)	—

Net deferred income tax assets (liabilities)	$162,537	$100,800

        At December 31, 2009 CPE Inc.'s principal deferred tax asset relates to its partnership investment in CPE Resources, which reflects an increase in tax basis in connection with our IPO structuring transactions. After the Secondary Offering, CPE Resources is no longer a partnership for tax purposes and CPE Inc. is required to report differences between tax bases of assets and liabilities and the financial statement carrying amount of these items individually. CPE Inc. also has recognized a deferred tax asset for payments it expects to make pursuant to the Tax Receivable Agreement with RTEA, which is recognized as a liability in our consolidated financial statements. Included in our other deferred tax assets are net operating loss carryforwards of $7.8 million that expire in 2029 and 2030 and AMT credits of $2.7 million that do not expire.

        Net deferred income tax assets related to continuing operations are classified in the consolidated balance sheets at December 31 as follows (in thousands):

	2010	2009
Net current deferred income tax assets	$21,552	$280
Net noncurrent deferred income tax assets	140,985	100,520

Net deferred income tax assets	$162,537	$100,800

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

        The future realization of deferred income tax assets that resulted from the increased tax basis arising from the IPO and the Secondary Offering depends on the existence of sufficient future taxable income. Based on our consideration of CPE Resources' historical operations, current forecasts of taxable income over the remaining lives of our mines, the availability of tax planning strategies, and other factors, we determined that $162.5 million of the potential tax benefits are more likely than not to be realized at the statutory federal and state income tax rates. Accordingly, we have provided a $94.6 million valuation allowance to reduce our deferred tax assets to the amount that we determined is more likely than not to be realized.

        The effective tax rate for our continuing operations is reconciled to the U.S. federal statutory income tax rate for the years ended December 31 as follows:

	2010	2009	2008
United States federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.4	0.8	0.6
Depletion	(3.0)	(5.6)	(9.8)
Section 468 imputed interest	—	—	0.5
Section 199 domestic manufacturing deduction	(0.1)	(1.6)	(3.3)
Valuation allowance	9.0	—	—
Noncontrolling interest	(18.9)	(1.5)	—
Prior year return-to-actual	(0.4)	—	—
Other	(0.1)	0.3	0.2

Effective tax rate	21.9%	27.4%	23.2%

        The effective tax rate for 2010 reflects a reduction related to the noncontrolling interest in the pre-tax income of CPE Resources for the period before the Secondary Offering, for which no income taxes were recognized in the consolidated statement of operations.

14. Equity and Comprehensive Income

        Immediately prior to our IPO structuring transactions, RTEA and an affiliate held 60,000,000 common membership units in CPE Resources. See "Initial Public Offering, Related IPO Structuring Transactions, and Secondary Offering" in Note 2. In connection with our IPO, we purchased 30,600,000 of the common membership units from RTEA, which represented 51% of the outstanding units. The CPE Resources limited liability company agreement, as amended, requires that there must be a one-to-one ratio between the number of common membership units held by CPE Inc. and the number of shares of CPE Inc. common stock issued and outstanding and not held in treasury.

        Therefore, when we issue restricted shares pursuant to the 2009 Cloud Peak Energy Long Term Equity Incentive Plan or if options issued under the plan are exercised and new shares are issued, CPE Inc. acquires additional common membership units in order to maintain the one-to-one ratio. Any time that those restricted shares are forfeited; they are cancelled along with the related membership units. CPE Inc. is required to contribute any cash consideration received for issued shares, net of applicable withholding taxes, to CPE Resources. We issued 849,402 shares of restricted stock on our IPO date and subsequently cancelled 400 shares due to forfeitures (See Note 15). Further stock activity

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Equity and Comprehensive Income (Continued)

resulted in a net increase of the total common membership units issued and outstanding to 60,849,002 at December 31, 2009.

        Allocations of CPE Resources' net income or net losses are made at the end of each fiscal quarter pro rata based on the number of common membership units owned by each member, as compared to the total number of common membership units outstanding at the time of the allocation. In connection with the Secondary Offering, we exchanged 29,400,000 shares of common stock for the common membership units of CPE Resources held by Rio Tinto and completed the Secondary Offering resulting in a divesture of 100% of Rio Tinto's holdings in Cloud Peak Energy. As CPE Inc. is the 100% holder of all membership units subsequent to the Secondary Offering, all CPE Resources income is now allocated to CPE Inc.

        Comprehensive income includes net income and other comprehensive income arising from activity related to our defined benefit employee benefit plans (see Note 12). The following table summarizes the allocation of total comprehensive income between the controlling and noncontrolling interests for the year ended December 31, 2010 (in thousands):

	Controlling Interest	Noncontrolling Interest	Total
Net income	$33,737	$83,460	$117,197

Other comprehensive income (loss):
Decker pension adjustments	295	—	295
Decker pension adjustments income tax	(106)	—	(106)
Retiree medical plan amortization of prior service cost	751	654	1,405
Retiree medical plan amortization of prior service cost income tax	(270)	—	(270)
Retiree medical plan adjustment	(3,587)	—	(3,587)
Retiree medical plan adjustment income tax	1,292	—	1,292

Total other comprehensive loss	(1,625)	654	(971)

Total comprehensive income	$32,112	$84,114	$116,226

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Equity and Comprehensive Income (Continued)

        The following table summarizes the allocation of total comprehensive income between the controlling and noncontrolling interests for the year ended December 31, 2009 (in thousands):

	Controlling Interest	Noncontrolling Interest	Total
Net income	$381,701	$11,849	$393,550

Other comprehensive income (loss):
Decker pension adjustments	1,104	1,032	2,136
Decker pension adjustments income tax	(397)	—	397
Retiree medical plan initiation	(8,587)	(8,028)	(16,615)
Retiree medical plan initiation income tax	3,091	—	3,091
Retiree medical plan adjustment	308	287	595
Retiree medical plan adjustment income tax	(111)	—	(111)

Total other comprehensive loss	(4,592)	(6,709)	(11,301)

Total comprehensive income	$377,109	$5,140	$382,249

        The following table summarizes the noncontrolling interest share of CPE Resources' net income (in thousands):

	2010	2009
Income from continuing operations before income tax provision and earnings from unconsolidated affiliates	$149,331	$24,559
Adjustment for TRA expense not allocable to noncontrolling interest	19,669	—
Earnings (losses) from unconsolidated affiliates before income taxes	3,822	(35)

Income from continuing operations before income tax provision	172,822	24,524

Income from continuing operations before income tax provision attributable to the noncontrolling interest (48.3%)	$83,460	$11,849

        Prior to the Secondary Offering, RTEA and its affiliate had the right to redeem any or all of their common membership units at a per unit redemption price equal to the volume-weighted-average price of a share of CPE Inc. common stock for the ten previous trading days prior to redemption notice being given. CPE Inc. had the right to assume those units by either paying the redemption price noted above in cash, by issuing to RTEA or its affiliate the same number of shares of its common stock as common membership units being redeemed, or a combination of both. As a result of the Secondary Offering, CPE Inc. holds 100% of the common membership units.

15. Share-Based Compensation

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

15. Share-Based Compensation (Continued)

share-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards and share awards. The LTIP authorizes a pool of 3.4 million shares of our common stock for issuance in connection with share-based awards.

        Total share-based compensation expense recognized primarily within selling, general and administrative expenses in our consolidated statements of operations was as follows for the years ended December 31 (in thousands):

	2010	2009	2008
Rio Tinto sponsored plans	$—	$2,288	$(55)
Cloud Peak Energy sponsored plan	7,234	785	—

Total share-based compensation expense	$7,234	$3,073	$(55)

        As of December 31, 2010, the total unrecognized compensation cost related to nonvested awards was $18.2 million, which is expected to be recognized over 1.9 years.

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

        A summary of restricted stock award activity is as follows (in thousands):

	Number	Weighted Average Grant-Date Fair Value (per share)
Non-vested shares at January 1, 2009	—	$—
Granted	849,402	15.00
Forfeited	(400)	15.00
Vested	—	—

Non-vested shares at December 31, 2009	849,002	$15.00

Non-vested shares at January 1, 2010	849,002	$15.00
Granted	69,153	16.19
Forfeited	(39,838)	15.00
Vested	(384)	15.15

Non-vested shares at December 31, 2010	877,933	$15.09

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Share-Based Compensation (Continued)

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

        A summary of non-qualified stock option activity is as follows (in thousands):

	Number	Weighted Average Exercise Price (per option)	Weighted Average Contractual Term (Years)
Options outstanding at January 1, 2009	—	$—
Granted	1,011,951	15.00
Forfeited	—	—

Options outstanding at December 31, 2009	1,011,951	15.00	9.89

Exercisable at December 31, 2009	—

Options outstanding at January 1, 2010	1,011,951	$15.00	9.89
Granted	59,828	16.20
Forfeited	(39,284)	15.00

Options outstanding at December 31, 2010	1,032,495	15.07	8.91

Exercisable at December 31, 2010	—

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

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Share-Based Compensation (Continued)

        The assumptions used to estimate the fair value of options granted on March 3, 2010 and on November 20, 2009 are as follows (dollar amount in thousands):

	2010	2009
Weighted average fair value (per option)	$9.34	$8.85
Assumptions:
Risk-free interest rate	3.0%	2.9%
Expected option life	6.5 years	6.5 years
Expected volatility	57%	59%
Dividend yield	0%	0%

Rio Tinto Plans

        Prior to our IPO, certain of our employees participated in Rio Tinto share-based compensation plans. As a result of our IPO, the awards granted by Rio Tinto became vested, in full or on a pro-rata basis, in accordance with the employee separation provisions contained in the original terms of the awards. Our share-based compensation expense for the year ended December 31, 2009 includes $936,000 as a result of the accelerated vesting of the Rio Tinto awards. Rio Tinto retained the obligation to settle the vested awards with our employees. As a result of our IPO, we reversed a $1.3 million accrued liability for the fair value of certain awards to be settled in cash and adjusted former parent's equity to reflect Rio Tinto's assumption of this liability. See "Initial Public Offering, Related IPO Structuring Transactions, and Secondary Offering" in Note 2.

16. Earnings Per Share

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

        On December 15, 2010, Cloud Peak Energy Inc. priced the Secondary Offering of 29,400,000 shares of its common stock on behalf of Rio Tinto. In connection with the Secondary Offering, we

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Earnings Per Share (Continued)

exchanged 29,400,000 shares of common stock for the common membership units of CPE Resources held by Rio Tinto and completed the Secondary Offering, resulting in a divestiture of 100% of Rio Tinto's holdings in CPE Resources. As a result of this transaction, CPE Resources is now a wholly-owned subsidiary of Cloud Peak Energy Inc.

        The table below summarizes the calculation of basic earnings per share for the years ended December 31, (in thousands, except per share amounts):

	2010	2009	2008
Amounts attributable to controlling interest common shareholders:
Income from continuing operations	$33,737	$170,623	$88,340
Income (loss) from discontinued operations	—	211,078	(25,215)

Net income	$33,737	$381,701	$63,125

Earnings per share from continuing operations	$0.98	$3.01	$1.47
Earnings per share from discontinued operations	—	3.73	(0.42)

Basic earnings per share	$0.98	$6.74	$1.05

Weighted-average shares outstanding	34,305	56,617	60,000

        There were no dilutive potential common shares prior to our IPO. Following our IPO, dilutive potential common shares include restricted shares and options issued under the LTIP (see Note 15) and common shares that may be issued in exchange for CPE Resources common membership units held by Rio Tinto members (see Note 14). We apply the treasury stock method to determine dilution from restricted shares and options, and apply the if-converted method to determine dilution from the exchange of common membership units. In applying the if-converted method, we assumed that the Rio Tinto members have exchanged all of their membership units in CPE Resources for an equivalent number of shares of CPE Inc. common stock. In this calculation, we increased the numerator to include CPE Resources income attributable to the noncontrolling interest and decreased the numerator to reflect the additional income tax expense that results from the attribution of additional CPE Resources income to CPE Inc.'s controlling interest in CPE Resources. The calculation of such additional income tax expense reflects our combined federal and state statutory rate of 36%.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Earnings Per Share (Continued)

        The following table summarizes the calculation of diluted earnings per share for the years ended December 31, (in thousands, except per share amounts):

	2010	2009	2008
Numerator for calculation of diluted earnings per share:
Income from continuing operations attributable to controlling interest shareholders	$33,737	$170,623	$88,340
Add back income from continuing operations attributable to the noncontrolling interest, net of estimated income taxes	—	7,583	—

Numerator for diluted income from continuing operations per share	33,737	178,206	88,340
Income (loss) from discontinued operations	—	211,078	(25,215)

Numerator for diluted net income per share	$33,737	$389,284	$63,125

Denominator for basic income per share—weighted-average shares outstanding	34,305	56,617	60,000
Weighted-average common shares from assumed exchange of CPE Resources common membership units held by noncontrolling interest	—	3,383	—

Denominator for diluted earnings per share	34,305	60,000	60,000

Diluted earnings per share from continuing operations	$0.98	$2.97	$1.47
Diluted earnings (loss) per share from discontinued operations	—	3.52	(0.42)

Diluted earnings per share	$0.98	$6.49	$1.05

        For the year ended December 31, 2010, 877,933 restricted shares and 1,032,495 options outstanding under the LTIP were excluded from the diluted earnings per share calculation because they were anti-dilutive. For the year ended December 31, 2009, 849,002 restricted shares and 1,011,951 options outstanding under the LTIP were excluded from the diluted earnings per share calculation because they were anti-dilutive.

17. Commitments and Contingencies

Commitments

Operating Leases

        We occupy various facilities and lease certain equipment under various lease agreements. In April 2010, we entered into a lease agreement for an office in Broomfield, Colorado. The lease commenced in August 2010 and has an initial term of 126 months (10.5 years). Total base rent, including estimated operating expenses, for the entire initial term of the lease is $8.1 million, resulting in an average annual rent expense of approximately $770,000. This new lease agreement replaced our prior sublease of office space in Greenwood Village, Colorado (see Note 18).

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Commitments and Contingencies (Continued)

        The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to December 31, 2010, are as follows (in thousands):

2011	$791.1
2012	816.0
2013	753.7
2014	796.6
2015	825.9
Thereafter	4,680.3

$8,663.6

        Rental expense for the years ended December 31, 2010, 2009 and 2008, was $1.2 million, $2.2 million and $1.4 million, respectively.

Purchase Commitments

        As of December 31, 2010, we had outstanding capital purchase commitments of $13.1 million and coal purchase commitments of $10.7 million. The coal purchase commitments will be utilized for coal sales made to a customer under the terms of a coal supply agreement that terminates upon completion of all required shipments in 2011.

        In April 2008, we entered into an agreement to purchase land adjacent to our Antelope mine, whereby the seller may require us to pay a purchase price of up to $23.7 million which will close between April 2013 and April 2018.

Tax Receivable Agreement

        We have recognized a $190.1 million undiscounted liability for our estimated payments to RTEA under the Tax Receivable Agreement, of which $18.2 and $171.9 million is classified as current and noncurrent, respectively, as of December 31, 2010. The estimated liability is based on forecasts of future taxable income over the anticipated life of our mining operations and reclamation activities, assuming no additional coal reserves are acquired. The assumptions used in our forecasts are subject to substantial uncertainty about our future business operations and the actual payments that we are required to make under the Tax Receivable Agreement could differ materially from our estimates. Based on our estimates as of December 31, 2010, we expect to make payments of $18.2 in 2010 and payments averaging approximately $24.5 million during 2012 to 2015. CPE Inc. is obligated to make these payments and expects to obtain funding for these payments by causing CPE Resources to distribute cash to its owner, CPE Inc.

        During the quarter ended September 30, 2010, CPE Inc. completed its 2009 federal income tax return filing process, which included a final determination of the amount of the increased tax basis in CPE Inc.'s share of CPE Resources's assets recorded as a result of the IPO structuring transactions. As a result, the initial liabilities CPE Inc. expected to owe under the Tax Receivable Agreement based on its operating plans at the time of the IPO decreased, resulting in a $2.4 million credit to retained earnings as of September 30, 2010.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Commitments and Contingencies (Continued)

        Additionally, in the third quarter CPE Inc. completed its annual update of its most recent operating plans and to its resulting estimated future taxable income. This resulted in an increase in the estimated liability due to Rio Tinto under the Tax Receivable Agreement, resulting in a $19.7 million charge to non-operating income for the year ended December 31, 2010. Related adjustments of $5.4 million to the net value of deferred tax assets are recorded through income tax expense. These charges are solely attributable to Cloud Peak Energy Inc., the controlling interest.

        During the quarter ended December 31, 2010, CPE Inc. completed the Secondary Offering and, as a result, we recognized an additional $123.6 million liability for the estimated, undiscounted amounts that we expect to pay RTEA pursuant to the Tax Receivable Agreement. This adjustment does not result in a charge to our statement of operations, but rather as an adjustment to our retained earnings.

        CPE Inc.'s payments under the Tax Receivable Agreement would be greater if CPE Inc. generates income significantly in excess of its current estimated future taxable income over the anticipated life of its mines, for example, because CPE Inc. acquires additional LBAs beyond its existing LBAs and, as a result, CPE Inc. realizes the full tax benefit of such increased tax basis (or an increased portion thereof). Required payments under the Tax Receivable Agreement also may increase or become accelerated as a result of certain asset transfers outside the ordinary course of business, a change in control of CPE Resources, or a default by CPE Inc.

Contingencies

Litigation

  MMS Litigation—Decker Mine

        The Minerals Management Service, or MMS, a federal agency with responsibility for collecting royalties on coal produced from federal coal leases, issued two disputed assessments against Decker Coal Company: one for coal produced from 1986-1992, and the other for coal produced from 1993-2001. Both assessments concern coal sold by Decker to Big Horn Coal Company, or Big Horn, and Black Butte Coal Company, or Black Butte, and in turn resold by those entities to Commonwealth Edison Company to satisfy requirements under long-term contracts between those entities and Commonwealth Edison. The MMS maintained that Decker's royalties should not be based on the prices at which Decker actually sold coal to Big Horn and Black Butte because MMS did not believe those prices represented the results of arm's length negotiation. MMS based this conclusion on the facts that those entities were both affiliates of KCP, Inc., formerly known as Kiewit Coal Properties, Inc., which is also a 50% owner of Decker, and that the sales were contingent on Big Horn's and Black Butte's ability to resell the coal to Commonwealth Edison, which did not leave Big Horn and Black Butte at market risk. Instead, the MMS assessed Decker's royalties based on the higher prices set under Big Horn's and Black Butte's separate long-term contracts with Commonwealth Edison.

        With respect to the period 1986-1992, the MMS assessment did not contain a specific dollar amount. Decker appealed the assessment through the administrative process with the MMS and that appeal was unsuccessful. A further appeal was filed before the United States District Court for the District of Montana. In March 2009, the District Court set aside the MMS assessment and entered judgment for Decker ("Decker I"). The MMS did not appeal the ruling.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Commitments and Contingencies (Continued)

        With respect to the period 1993-2001, the MMS assessed approximately $7.5 million plus interest, which was estimated to be approximately $11 million inclusive of interest. Decker appealed the MMS assessment through the administrative process with the MMS and that appeal was unsuccessful. A further appeal was filed before the United States District Court for the District of Montana. In February 2010, the District Court vacated the administrative order from the Interior Board of Land Appeals affirming the MMS assessment. The District Court remanded the case to the MMS for further review and noted that the remand would not unduly prejudice Decker in light of the District Court's opinion in Decker I. There is no MMS assessment currently pending against Decker for the 1993 - 2001 period.

        We have not accrued a liability in our consolidated financial statements with respect to this matter as any potential losses are not considered to be probable and reasonably estimable. If the MMS issues a new assessment for the 1993 - 2001 period, Decker believes it will have substantive challenges to any such assessment in light of the District Court's decision in Decker I. Decker also believes that it has contractual price escalation protection from any increased assessments for 1993-2001; and that, in addition, Commonwealth Edison has indemnified Black Butte with respect to the 1993-2001 assessment, and that in furtherance of that obligation, Commonwealth Edison or its parent company, Exelon Generation, Inc., has therefore agreed to indemnify Decker directly for such matters. If a new assessment is issued by the MMS for the 1993 - 2001 period and is upheld and the indemnities and/or price protections were ultimately not available to Decker, the resulting Decker liability could be material. As a result of our 50% ownership interest in Decker, our financial results could in turn be materially adversely affected. We consider Decker's conclusions to be reasonable; however, we have not relied upon Decker's conclusions in reaching our decision that any potential losses are not considered probable and reasonably estimable.

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

17. Commitments and Contingencies (Continued)

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

Concentrations of Risk and Major Customer

        Approximately 83%, 84% and 69% of our revenues for the years ended December 31, 2010, 2009 and 2008, respectively, were under multi-year contracts which specify pricing terms. While the majority of the contracts are fixed-price contracts, certain contracts have escalation provisions for determining periodic price changes. No single customer accounted for 10% or more of revenues in 2010. One customer accounted for revenues of $140.4 million and $135.1 million for the years ended December 31, 2009 and 2008, respectively, representing more than 10% of consolidated revenues. We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities. The credit risk is controlled through credit approvals and monitoring procedures.

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

        United States federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations. The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company, or provide a letter of credit, typically through a bank. Specific bond and or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws. As of December 31, 2010, we had $10.5 million of standby of letters of credit and $525.0 million of performance bonds outstanding (including our proportional share of the Decker mine) to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Related Party Transactions

Credit Arrangements and Guarantee Fees

        While we were a subsidiary of Rio Tinto, Rio Tinto served as guarantor of our surety bonds and certain letters of credit securing our obligations were issued on our behalf under Rio Tinto's credit facilities. In connection with the IPO structuring transactions, we agreed to use our commercially reasonable efforts to obtain new surety bonds, letters of credit or other credit arrangements and to obtain the full release of Rio Tinto with respect to the existing arrangements. As of December 31, 2009, Rio Tinto remained the guarantor under these arrangements and we maintained $80.2 million in restricted cash as collateral for the benefit of Rio Tinto. As of December 31, 2010, we had obtained replacement surety bonds for all of the $445.5 million in bonds for which Rio Tinto had been the guarantor. Included in interest expense was $683,000 in fees Rio Tinto charged us in connection with transitional support of our credit arrangements for the year ended December 31, 2010, and $1.2 million of guarantee fees for the year ended December 31, 2009.

Transitional Support Services

        Following our IPO, Rio Tinto affiliates provided certain transitional support services to us pursuant to a transition services agreement. Costs incurred under this agreement are included in selling, general and administrative expenses and totaled $464,000 for the period from November 20, 2009 to December 31, 2009.

        We began leasing office space from Rio Tinto America during 2007. Rental expense for this lease was $245,000, $367,000 and $651,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

        Following the distribution of our interests in Colowyo and the uranium mining venture (see Note 4), we provided certain transitional management and administrative support services to the distributed entities on a cost reimbursement basis. Fees for these transitional support services are included as a reduction in cost of product sold and selling, general and administrative expenses, and totaled $1.4 million for the year ended December 31, 2009. These transitional services were terminated in March 2009.

Coal Sales

        Included in revenues were $27.7 million, $21.4 million and $13.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, for sales of coal to Venture Fuels Partnership, a 50% owned coal marketing company.

Other Commercial Transactions

        From time to time, we enter into arms-length commercial arrangements in the ordinary course of business with Rio Tinto, including selling coal to Rio Tinto and engaging Rio Tinto for agency services in connection with our export coal sales. Since our November 2009 IPO and through the twelve months ended December 31, 2010, we have paid approximately $0.3 million for agency services and received $8.6 million for export coal sales agreements. For calendar years 2011 and 2012, we expect to pay approximately $0.7 million for agency services and receive approximately $17.4 million for export coal sales agreements based on currently proposed transactions.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Related Party Transactions (Continued)

        For additional related party transactions, see "Initial Public Offering, Related IPO Structuring Transactions, and Secondary Offering" and "Pre-IPO Expense Allocations" in Note 2 and Part III of this Form 10-K.

19. Segment Information

        Our management reviews, manages and operates our business as a single operating segment—the production of low sulfur, steam coal from surface mines, located in the Western region of the U.S. within the Powder River Basin ("PRB"), which is sold to electric utilities and industrial customers.

        The following table presents a summary of total revenues from external customers by geographic location for the years ended December 31 (in thousands):

	2010	2009	2008
United States	$1,194,800	$1,271,738	$1,183,299
Other	175,961	126,462	56,412

Total revenues from external customers	$1,370,671	$1,398,200	$1,239,711

        We attribute revenue to individual countries based on the location of the customer. Our sales outside of the United States are made primarily to customers in Asia and Canada.

        As of December 31, 2010 and 2009, all of our long-lived assets were located in the U.S. All of our revenues for the years ended December 31, 2010, 2009 and 2008 originated in the U.S.

20. Cloud Peak Energy Inc. (Parent Company Only) Financial Information

        The following parent company only condensed financial information reflects the financial condition, results of operations and cash flows of Cloud Peak Energy Inc. The results of operations and cash flows are for the years ended December 31, 2010, 2009 and 2008.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Cloud Peak Energy Inc. (Parent Company Only) Financial Information (Continued)

Condensed Statements of Operations

	Period Ended December 31,
	2010	2009	2008
	(in thousands)
Revenues	$9,469	$475	$—
Costs and expenses
General and administrative expenses	9,517	475	116

Total costs and expenses	9,517	475	116

Loss before equity in earnings of consolidated subsidiaries and income taxes	(48)	—	(116)
Equity in earnings of Cloud Peak Energy Resources LLC	86,237	12,791	—
Interest expense	(21)	—	—
Change in TRA liability	(19,669)	—	—
Income tax provision	(32,762)	(4,216)	—

Net income (loss)	$33,737	$8,575	$(116)

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Cloud Peak Energy Inc. (Parent Company Only) Financial Information (Continued)

Condensed Balance Sheets

	December 31,
	2010	2009
	(in thousands)
ASSETS
Current assets
Cash	$1	$—
Deferred income taxes	6,483	280
Due from related party	11,297	—
Prepaid income tax	5,505	—
Other assets	1,200	891

Total current assets	24,486	1,171
Deferred income taxes	62,021	100,520
Other assets	96	—
Investment in Cloud Peak Energy Resources LLC	639,260	205,995

Total assets	$725,863	$307,686

LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$133	$—
Due to related party	—	106
Current portion of tax agreement liability	18,226	758
Accrued expenses	4,420	166

Total current liabilities	22,779	1,030
Tax agreement liability, net of current portion	171,885	53,751

Total liabilities	194,664	54,781
Total shareholders' equity	531,199	252,905

Total liabilities and shareholders' equity	$725,863	$307,686

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Cloud Peak Energy Inc. (Parent Company Only) Financial Information (Continued)

Condensed Statements of Cash Flows

	Period Ended December 31,
	2010	2009	2008
	(in thousands)
Operating activities
Net income (loss)	$33,737	$8,575	$(116)
Adjustments to reconcile net income (loss) to net cash used in operating activities	(33,736)	(8,575)	116

Net cash used in operating activities	1	—	—

Investing activities
Net cash provided by investing activities	—	—	—

Financing activities
Issuance of common stock	—	433,755	—
Distribution to Rio Tinto America	—	(433,755)	—

Net cash provided by financing activities	—	—	—

Increase (decrease) in cash and cash equivalents	1	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$1	$—	$—

21. Summary Unaudited Quarterly Financial Information

        A summary of the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 is presented below (in thousands except share amounts).

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$310,993	$341,603	$372,364	$345,801
Operating income	47,826	58,306	64,350	41,393
Income from continuing operations	28,762	39,170	19,516	29,749
Net income	28,762	39,170	19,516	29,749
Net income (loss) attributable to controlling interest	11,597	15,858	(6,599)	12,881
Income (loss) per common share from continuing operations attributable to the controlling interest:
Basic	$0.38	$0.52	$(0.22)	$0.28
Diluted	$0.38	$0.51	$(0.22)	$0.28

        Our second, third and fourth quarter 2010 operating results included $4.3 million ($3.5 million after tax), $4.3 million ($3.5 million after tax), and $6.8 million ($4.4 million after tax) charges due to updates to estimates for non-income based taxes.

        Our third quarter 2010 operating results included a $19.7 million charge to income from continuing operations and a $5.4 million charge to income tax expense related to our Tax Receivable

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Summary Unaudited Quarterly Financial Information (Continued)

Agreement. See Note 17. This adjustment reduced third quarter income from continuing operations and net income by $25.1 million, and reduced related basic and diluted per share amounts by $0.77.

        In the fourth quarter of 2010, we completed the Secondary Offering (see Note 2).

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

        In the fourth quarter of 2009, we sold the Jacobs Ranch mine (see Note 4), completed our initial public offering and related IPO structuring transactions (see Note 2), entered into debt financing transactions, including the issuance of our Senior Notes and the execution of our Credit Facility (see Note 9) and granted share-based compensation awards to our employees and directors (see Note 15).

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        An evaluation was performed by management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures, which are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, were effective at a reasonable assurance level as of December 31, 2010.

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

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

        Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their audit report included herein.

Remediation Steps to Address the Previously Disclosed Material Weaknesses

        We previously reported material weaknesses in our internal controls over financial reporting related to maintaining a sufficient complement of personnel with an appropriate level of accounting, taxation and financial reporting knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements on a stand-alone basis and the complexity of our operations and transactions. The previously reported material weaknesses also related to maintaining an adequate system of processes and internal controls sufficient to support our financial reporting requirements and produce timely and accurate U.S. GAAP consolidated financial statements consistent with being a stand-alone public company.

        We have implemented changes and improvements in our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses. These changes included:

  •
  employing a new Vice President and Chief Accounting Officer; Vice President, Treasury; Vice President, Tax; Vice President, Investor Relations; Director, Internal Audit; and Senior Vice President and General Counsel, all of whom have experience in large U.S. publicly traded companies;

  •
  making numerous policy and procedure changes as part of our on-going program to strengthen the organization structure, financial reporting procedures and system of internal control over financial reporting; and

  •
  making other changes to improve the effectiveness of our internal control over financial reporting, including upgrading our financial reporting function and documenting and testing our key internal controls.

        We completed the remedial procedures described above and have concluded that the steps taken were sufficient to eliminate the previously disclosed material weaknesses.

Changes in Internal Control Over Financial Reporting

        As described above, there were changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        We had a strong safety performance in 2010. According to MSHA data for our three owned and operated mines, we had one of the lowest 2010 all injury frequency rates (AIFR) among the ten largest U.S. coal producers of 0.58. For the three months ended December 31, 2010, the AIFR for our three owned and operated mines was 0.27 (calculated internally based on MSHA methodology). The AIFR is the number of reportable injuries suffered by employees per 200,000 hours worked.

Quarterly Reporting Pursuant to Wall Street Reform and Consumer Protection Act Section 1503

        As provided by Section 1503 of the Wall Street Reform and Consumer Protection Act, Cloud Peak Energy provides the following safety-related information for our three operated mines:

Year Ended December 31, 2010
Item	Antelope Mine	Cordero Rojo Mine	Spring Creek Mine
Section 104 S&S citations (#)(1)	15	8	—
Section 104(b) orders (#)(2)	—	—	—
Section 104(d) citations and orders (#)(3)	—	—	—
Section 110(b)(2) violations (#)(4)	—	—	—
Section 107(a) orders (#)(5)	—	1	—
Proposed MSHA assessments ($)(6)	$23,264	$22,102	$1,542
Fatalities (#)(7)	—	—	—
Section 104(e) notices(8)	—	—	—
Pending Mine Safety Commission legal actions (including any contested penalties for citations issued)(9)	—	One pending proceeding under Section 105(c)(10)	—

Three Months Ended December 31, 2010
Item	Antelope Mine	Cordero Rojo Mine	Spring Creek Mine
Section 104 S&S citations (#)(1)	2		—
Section 104(b) orders (#)(2)	—	—	—
Section 104(d) citations and orders (#)(3)	—	—	—
Section 110(b)(2) violations (#)(4)	—	—	—
Section 107(a) orders (#)(5)	—	—	—
Proposed MSHA assessments ($)(6)	$319	—	—
Fatalities (#)(7)	—	—	—
Section 104(e) notices(8)	—	—	—
Pending Mine Safety Commission legal actions (including any contested penalties for citations issued)(9)	—	One pending proceeding under Section 105(c)(10)	—

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

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the caption Election of Class II Directors in our Proxy Statement to be distributed to our stockholders in connection with our 2011 annual meeting and in Part I of this report under the caption Executive Officers of the Company. Such information is incorporated herein by reference. The information required by Items 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions Section 16(a) Beneficial Ownership Reporting Compliance, Corporate Governance and Executive Compensation, respectively, in our Proxy Statement to be distributed to our stockholders in connection with our 2011 annual meeting under the caption Executive Compensation and is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is included in our Proxy Statement to be distributed to our stockholders in connection with our 2011 annual meeting under the caption Executive Compensation and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 403 of Regulation S-K is included under the caption Security Ownership of Management and Principal Stockholders in our Proxy Statement to be distributed to our stockholders in connection with our 2011 annual meeting and is incorporated herein by reference.

        As required by Item 201(d) of Regulation S-K, the following table provides information regarding our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,032,495	$15.07	1,489,188
Equity compensation plans not approved by security holders	—	—	—

Total	1,032,495	$15.07	1,489,188

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 404 of Regulation S-K is included under the captions Certain Relationships and Related Transactions and Independence of Directors in our Proxy Statement and is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K is included under the caption Executive Compensation in our Proxy Statement to be distributed to our stockholders in connection with our 2011 annual meeting and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 9(e) of Schedule 14A is included under the caption Fees Paid to Independent Registered Public Accounting Firm in our Proxy Statement to be distributed to our stockholders in connection with our 2011 annual meeting and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this Report:

(1)	Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Equity for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
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

Exhibit Number	Description of Documents
4.3	Registration Rights Agreement, dated as of November 25, 2009, by and among CPE LLC (and its subsidiaries listed on the signature page thereto), Cloud Peak Energy Finance Corp., and Morgan Stanley & Co. Incorporated, Credit Suisse Securities (USA) LLC, and RBC Capital Markets Corporation, as the representatives of the several purchasers (Incorporated by reference to Exhibit 4.2 of the Company's current report on Form 8-K filed on December 2, 2009)
10.1	Federal Coal Lease WYW-151643: Antelope Coal Mine (Incorporated by reference to Exhibit 10.1 of the Company's Form S-1 filed on August 12, 2009)
10.2	Federal Coal Lease WYW-141435: Antelope Coal Mine (Incorporated by reference to Exhibit 10.2 of the Company's Form S-1 filed on August 12, 2009)
10.3	Federal Coal Lease WYW-0321780: Antelope Coal Mine (Incorporated by reference to Exhibit 10.3 of the Company's Form S-1 filed on August 12, 2009)
10.4	Federal Coal Lease WYW-0322255: Antelope Coal Mine (Incorporated by reference to Exhibit 10.4 of the Company's Form S-1 filed on August 12, 2009)
10.5	State of Wyoming Coal Lease No. 0-26695: Antelope Coal Mine (Incorporated by reference to Exhibit 10.5 of the Company's Form S-1 filed on August 12, 2009)
10.6	Federal Coal Lease WYW-8385: Cordero-Rojo Mine (Incorporated by reference to Exhibit 10.6 of the Company's Form S-1 filed on August 12, 2009)
10.7	Federal Coal Lease WYW-23929: Cordero-Rojo Mine (Incorporated by reference to Exhibit 10.7 of the Company's Form S-1 filed on August 12, 2009)
10.8	Federal Coal Lease WYW 174407: Cordero-Rojo Mine (Incorporated by reference to Exhibit 10.8 of the Company's Form S-1 filed on August 12, 2009)
10.9	Federal Coal Lease WYW-154432: Cordero-Rojo Mine (Incorporated by reference to Exhibit 10.9 of the Company's Form S-1 filed on August 12, 2009)
10.10	State of Wyoming Coal Lease No. 0-26935-A: Cordero-Rojo Mine (Incorporated by reference to Exhibit 10.10 of the Company's Form S-1 filed on August 12, 2009)
10.11	State of Wyoming Coal Lease No. 0-26936-A: Cordero-Rojo Mine (Incorporated by reference to Exhibit 10.11 of the Company's Form S-1 filed on August 12, 2009)
10.12	Federal Coal Lease MTM-88405: Spring Creek Mine (Incorporated by reference to Exhibit 10.12 of the Company's Form S-1 filed on August 12, 2009)
10.13	Modified Federal Coal Lease MTM-069782: Spring Creek Mine (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 18 2010)
10.14	Federal Coal Lease MTM-94378: Spring Creek Mine (Incorporated by reference to Exhibit 10.14 of the Company's Form S-1 filed on August 12, 2009)
10.15	State of Montana Coal Lease No. C-1101-00: Spring Creek Mine (Incorporated by reference to Exhibit 10.15 of the Company's Form S-1 filed on August 12, 2009)
10.16	State of Montana Coal Lease No. C-1099-00: Spring Creek Mine (Incorporated by reference to Exhibit 10.16 of the Company's Form S-1 filed on August 12, 2009)
10.17	State of Montana Coal Lease No. C-1100-00: Spring Creek Mine (Incorporated by reference to Exhibit 10.17 of the Company's Form S-1 filed on August 12, 2009)

Exhibit Number	Description of Documents
10.18	State of Montana Coal Lease No. C-1088-05: Spring Creek Mine (Incorporated by reference to Exhibit 10.18 of the Company's Form S-1 filed on August 12, 2009)
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
10.40
Employment Agreement between Cloud Peak Energy Inc. and Colin Marshall dated as of November 14, 2009 (Incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on March 17, 2010)
10.41
Employment Agreement between Cloud Peak Energy Inc. and Michael Barrett dated as of November 14, 2009 (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on March 17, 2010)
10.42
Employment Agreement between Cloud Peak Energy Inc. and Adrian Nick Taylor dated as of November 14, 2009 (Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on March 17, 2010)

Exhibit Number		Description of Documents
10.43		Employment Agreement between Cloud Peak Energy Inc. and Gary Rivenes dated as of November 14, 2009 (Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K filed on March 17, 2010)
10.44
Employment Agreement between Cloud Peak Energy Inc. and James Orchard dated as of November 14, 2009 (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K filed on March 17, 2010)
10.45
Employment Agreement between Cloud Peak Energy Inc. and Cary Martin dated as of November 14, 2009 (Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K filed on March 17, 2010)
10.46
Employment Agreement between Cloud Peak Energy Inc. and Bryan Pechersky dated as of March 3, 2010 (Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K filed on March 17, 2010)
10.47
Employment Agreement between Cloud Peak Energy Inc. and Todd Myers dated as of July 6, 2010 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2010)
10.48	*	Form of Director Restricted Stock Unit Agreement under the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan
21.1	*	List of subsidiaries of Cloud Peak Energy Inc.
23.1	*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
23.2	*	Consent of J.T. Boyd Company
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed or furnished herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.
Date: February 24, 2011	By:	/s/ COLIN MARSHALL Colin Marshall Principal Executive Officer

        Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Name and Signatures	Title	Date

/s/ COLIN MARSHALL Colin Marshall	(Principal Executive Officer and Director)	February 24, 2011
/s/ MICHAEL BARRETT Michael Barrett	(Principal Financial Officer)	February 24, 2011
/s/ HEATH HILL Heath Hill	(Principal Accounting Officer)	February 24, 2011
/s/ KEITH BAILEY Keith Bailey	(Chairman of the Board of Directors)	February 24, 2011
/s/ WILLIAM T. FOX III William T. Fox III	(Director)	February 24, 2011
/s/ C. KEVIN MCARTHUR C. Kevin McArthur	(Director)	February 24, 2011
/s/ STEVEN W. NANCE Steven W. Nance	(Director)	February 24, 2011
/s/ WILLIAM F. OWENS William F. Owens	(Director)	February 24, 2011
/s/ CHRIS TONG Chris Tong	(Director)	February 24, 2011

EXHIBIT INDEX

        The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents
2.1	Membership Interest Purchase Agreement, dated as of March 8, 2009 by and between Rio Tinto Sage LLC and Arch Coal, Inc. (incorporated herein by reference to Exhibit 2.1 to Arch Coal, Inc.'s Current Report on From 8-K filed on March 12, 2009), as amended by the first amendment, dated as of April 6, 2009 (incorporated herein by reference to Exhibit 2.3 to Arch Coal, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009), as amended by the second amendment, dated as of September 30, 2009 (incorporated herein by reference to Exhibit 2.1 to Arch Coal, Inc.'s Current Report on Form 8-K filed on October 1, 2009)
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
10.1	Federal Coal Lease WYW-151643: Antelope Coal Mine (Incorporated by reference to Exhibit 10.1 of the Company's Form S-1 filed on August 12, 2009)
10.2	Federal Coal Lease WYW-141435: Antelope Coal Mine (Incorporated by reference to Exhibit 10.2 of the Company's Form S-1 filed on August 12, 2009)
10.3	Federal Coal Lease WYW-0321780: Antelope Coal Mine (Incorporated by reference to Exhibit 10.3 of the Company's Form S-1 filed on August 12, 2009)
10.4	Federal Coal Lease WYW-0322255: Antelope Coal Mine (Incorporated by reference to Exhibit 10.4 of the Company's Form S-1 filed on August 12, 2009)
10.5	State of Wyoming Coal Lease No. 0-26695: Antelope Coal Mine (Incorporated by reference to Exhibit 10.5 of the Company's Form S-1 filed on August 12, 2009)
10.6	Federal Coal Lease WYW-8385: Cordero-Rojo Mine (Incorporated by reference to Exhibit 10.6 of the Company's Form S-1 filed on August 12, 2009)
10.7	Federal Coal Lease WYW-23929: Cordero-Rojo Mine (Incorporated by reference to Exhibit 10.7 of the Company's Form S-1 filed on August 12, 2009)

Exhibit Number	Description of Documents
10.8	Federal Coal Lease WYW 174407: Cordero-Rojo Mine (Incorporated by reference to Exhibit 10.8 of the Company's Form S-1 filed on August 12, 2009)
10.9	Federal Coal Lease WYW-154432: Cordero-Rojo Mine (Incorporated by reference to Exhibit 10.9 of the Company's Form S-1 filed on August 12, 2009)
10.10	State of Wyoming Coal Lease No. 0-26935-A: Cordero-Rojo Mine (Incorporated by reference to Exhibit 10.10 of the Company's Form S-1 filed on August 12, 2009)
10.11	State of Wyoming Coal Lease No. 0-26936-A: Cordero-Rojo Mine (Incorporated by reference to Exhibit 10.11 of the Company's Form S-1 filed on August 12, 2009)
10.12	Federal Coal Lease MTM-88405: Spring Creek Mine (Incorporated by reference to Exhibit 10.12 of the Company's Form S-1 filed on August 12, 2009)
10.13	Modified Federal Coal Lease MTM-069782: Spring Creek Mine (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 18, 2010)
10.14	Federal Coal Lease MTM-94378: Spring Creek Mine (Incorporated by reference to Exhibit 10.14 of the Company's Form S-1 filed on August 12, 2009)
10.15	State of Montana Coal Lease No. C-1101-00: Spring Creek Mine (Incorporated by reference to Exhibit 10.15 of the Company's Form S-1 filed on August 12, 2009)
10.16	State of Montana Coal Lease No. C-1099-00: Spring Creek Mine (Incorporated by reference to Exhibit 10.16 of the Company's Form S-1 filed on August 12, 2009)
10.17	State of Montana Coal Lease No. C-1100-00: Spring Creek Mine (Incorporated by reference to Exhibit 10.17 of the Company's Form S-1 filed on August 12, 2009)
10.18	State of Montana Coal Lease No. C-1088-05: Spring Creek Mine (Incorporated by reference to Exhibit 10.18 of the Company's Form S-1 filed on August 12, 2009)
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
10.40
Employment Agreement between Cloud Peak Energy Inc. and Colin Marshall dated as of November 14, 2009 (Incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on March 17, 2010)
10.41
Employment Agreement between Cloud Peak Energy Inc. and Michael Barrett dated as of November 14, 2009 (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on March 17, 2010)
10.42
Employment Agreement between Cloud Peak Energy Inc. and Adrian Nick Taylor dated as of November 14, 2009 (Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on March 17, 2010)
10.43
Employment Agreement between Cloud Peak Energy Inc. and Gary Rivenes dated as of November 14, 2009 (Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K filed on March 17, 2010)
10.44
Employment Agreement between Cloud Peak Energy Inc. and James Orchard dated as of November 14, 2009 (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K filed on March 17, 2010)
10.45
Employment Agreement between Cloud Peak Energy Inc. and Cary Martin dated as of November 14, 2009 (Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K filed on March 17, 2010)
10.46
Employment Agreement between Cloud Peak Energy Inc. and Bryan Pechersky dated as of March 3, 2010 (Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K filed on March 17, 2010)
10.47
Employment Agreement between Cloud Peak Energy Inc. and Todd Myers dated as of July 6, 2010 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2010)
10.48	*	Form of Director Restricted Stock Unit Agreement under the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan
21.1	*	List of subsidiaries of Cloud Peak Energy Inc.
23.1	*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
23.2	*	Consent of Consent of J.T. Boyd Company
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Description of Documents
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed or furnished herewith