Form 10-Q
period 2011-03-31
CLOUD PEAK ENERGY INC.; Cloud Peak Energy Resources LLC
filed 2011-05-05
CIK 1441849, 1493144

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number:  001-34547

Commission File Number:  333-168639

Cloud Peak Energy Inc.

Cloud Peak Energy Resources LLC

(Exact name of registrant as specified in its charter)

Delaware Delaware	26-3088162 26-4073917
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

505 S. Gillette Ave., Gillette, Wyoming	82716
(Address of principal executive offices)	(Zip Code)

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

Cloud Peak Energy Inc.	Yes ☒ No ☐
Cloud Peak Energy Resources LLC	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Cloud Peak Energy Inc.	Yes ☐ No ☐
Cloud Peak Energy Resources LLC	Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

	Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Cloud Peak Energy Inc.	☐	☒	☐	☐
Cloud Peak Energy Resources LLC	☐	☐	☒	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Cloud Peak Energy Inc.	Yes ☐ No ☒
Cloud Peak Energy Resources LLC	Yes ☐ No ☒

Number of shares outstanding of Cloud Peak Energy Inc.’s classes of common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 60,954,095 shares outstanding as of April 30, 2011.  100% of the common membership units of Cloud Peak Energy Resources LLC outstanding as of April 30, 2011 are held by Cloud Peak Energy Inc.

This combined Form 10-Q is separately filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC.  Cloud Peak Energy Resources LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

i

Explanatory Note

This combined 10-Q is filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC.  Each Registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such Registrant.  Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.  Cloud Peak Energy Resources LLC is the sole direct subsidiary of Cloud Peak Energy Inc., providing 100 percent of Cloud Peak Energy Inc.’s total consolidated revenue for the three-month period ended March 31, 2011 and constituting nearly 100 percent of Cloud Peak Energy Inc.’s total consolidated assets as of March 31, 2011.

Unless the context indicates otherwise, the terms the “Company”, “we”, “us”, and “our” refer to both Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC and their subsidiaries.  Discussions or areas of this report that either apply only to Cloud Peak Energy Inc. or Cloud Peak Energy Resources LLC are clearly noted in such sections.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would” or similar words.  You should read statements that contain these words carefully because they discuss our plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters.  There may be events in the future, however, that we are not able to predict accurately or control.  The factors listed under “Risk Factors” in our 2010 Forms 10-K (defined below), as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Additional factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•                  future economic conditions;

•                  the contract prices we receive for coal and our customers’ ability to honor contract terms;

•                  market demand for domestic and foreign coal, electricity and steel;

•                  safety and environmental laws and regulations, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage, gaseous emissions or ash handling as well as related costs and liabilities;

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

•                  the impact of the initial public offering, related transactions and recent secondary offering, including resulting tax implications and changes to our valuation allowance on our deferred tax assets;

•                  our assumptions regarding payments arising under the Tax Receivable Agreement and other agreements related to the initial public offering;

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

ii

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

•                  our liquidity, results of operations and financial condition, including amounts of working capital that are available; and

•                  other factors, including those discussed in Item 1A of our 2010 Forms 10-K.

iii

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010
Revenues	$356,545	$310,993
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	261,181	216,668
Depreciation and depletion	25,115	23,707
Amortization	—	3,197
Accretion	3,340	3,318
Selling, general and administrative expenses	13,027	16,277
Total costs and expenses	302,663	263,167
Operating income	53,882	47,826
Other income (expense)
Interest income	135	95
Interest expense	(12,218)	(12,776)
Other, net	162	—
Total other expense	(11,921)	(12,681)
Income before income tax provision and earnings from unconsolidated affiliates	41,961	35,145
Income tax provision	(15,293)	(6,723)
Earnings from unconsolidated affiliates, net of tax	105	340
Net income	26,773	28,762
Less: Net income attributable to noncontrolling interest	—	17,165
Net income attributable to controlling interest	$26,773	$11,597

Earnings per common share attributable to controlling interest:

Basic	$0.45	$0.38
Diluted	$0.44	$0.38
Weighted-average shares outstanding - basic	60,000,307	30,600,000
Weighted-average shares outstanding - diluted	60,662,657	60,086,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$395,775	$340,101
Restricted cash	160,756	182,072
Accounts receivable, net	70,129	65,173
Due from related parties	1,052	434
Inventories	73,347	64,970
Deferred income taxes	21,552	21,552
Other assets	34,911	17,449
Total current assets	757,522	691,751

Non-current assets
Property, plant and equipment, net	998,442	1,008,337
Goodwill	35,634	35,634
Deferred income taxes	126,205	140,985
Other assets	35,239	38,400
Total assets	$1,953,042	$1,915,107

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$63,442	$81,975
Royalties and production taxes	140,929	127,038
Accrued expenses	60,427	51,197
Current portion of tax agreement liability	18,226	18,226
Current portion of federal coal lease obligations	54,630	54,630
Other liabilities	4,851	4,880
Total current liabilities	342,505	337,946

Non-current liabilities
Tax agreement liability, net of current portion	171,885	171,885
Senior notes	595,780	595,684
Federal coal lease obligations, net of current portion	63,659	63,659
Asset retirement obligations, net of current portion	184,385	182,170
Other liabilities	34,261	32,564
Total non-current liabilities	1,049,970	1,045,962
Commitments and contingencies (Note 7)

Equity
Common stock ($0.01 par value; 200,000,000 shares authorized; 60,955,495 and 60,878,317 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	610	609
Additional paid-in capital	505,337	502,952
Retained earnings	69,069	42,296
Accumulated other comprehensive loss	(14,449)	(14,658)
Total equity	560,567	531,199
Total liabilities and equity	$1,953,042	$1,915,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$26,773	$28,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	25,115	23,707
Amortization	—	3,197
Accretion	3,340	3,318
Earnings from unconsolidated affiliates	(105)	(340)
Distributions of income from unconsolidated affiliates	2,000	15
Deferred income taxes	14,605	6,723
Stock compensation expense	2,386	1,732
Other, net	2,461	927
Changes in operating assets and liabilities:
Accounts receivable, net	(4,956)	9,687
Inventories	(8,293)	(5,197)
Due to or from related parties	(618)	8,017
Other assets	(17,441)	(17,442)
Accounts payable and accrued expenses	36,218	22,146
Asset retirement obligations	(1,334)	(1,240)
Net cash provided by operating activities	80,151	84,012

Investing activities
Purchases of property, plant and equipment	(46,328)	(1,057)
Return of restricted cash	21,321	80,180
Restricted cash deposit	—	(176,470)
Proceeds from sales of assets	530	624
Net cash used in investing activities	(24,477)	(96,723)

Financing activities
Distributions to Rio Tinto	—	(164)
Net cash used in financing activities	—	(164)

Net increase (decrease) in cash and cash equivalents	55,674	(12,875)
Cash and cash equivalents at beginning of period	340,101	268,316
Cash and cash equivalents at end of period	$395,775	$255,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

(SUBSIDIARIES OF CLOUD PEAK ENERGY INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Revenues	$356,545	$310,993
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	261,181	216,668
Depreciation and depletion	25,115	23,707
Amortization	—	3,197
Accretion	3,340	3,318
Selling, general and administrative expenses	13,027	16,277
Total costs and expenses	302,663	263,167
Operating income	53,882	47,826
Other income (expense)
Interest income	135	95
Interest expense	(12,218)	(12,776)
Other, net	162	—
Total other expense	(11,921)	(12,681)
Income before income tax provision and earnings from unconsolidated affiliates	41,961	35,145
Income tax provision	(15,293)	—
Earnings from unconsolidated affiliates, net of tax	105	418
Net income	$26,773	$35,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

(SUBSIDIARIES OF CLOUD PEAK ENERGY INC.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$395,774	$340,100
Restricted cash	160,756	182,072
Accounts receivable, net	70,129	65,173
Inventories	73,347	64,970
Deferred income taxes	15,069	15,069
Other assets	28,214	10,743
Total current assets	743,289	678,127

Non-current assets
Property, plant and equipment, net	998,442	1,008,337
Goodwill	35,634	35,634
Deferred income taxes	64,183	78,964
Other assets	35,143	38,305
Total assets	$1,876,691	$1,839,367

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$63,420	$81,842
Royalties and production taxes	140,929	127,038
Accrued expenses	59,433	46,777
Due to related parties	9,264	10,864
Current portion of federal coal lease obligations	54,630	54,630
Other liabilities	4,851	4,880
Total current liabilities	332,527	326,031

Non-current liabilities
Senior notes	595,780	595,684
Federal coal lease obligations, net of current portion	63,659	63,659
Asset retirement obligations, net of current portion	184,385	182,170
Other liabilities	34,261	32,564
Total non-current liabilities	878,085	874,077
Commitments and contingencies (Note 7)

Equity
Accumulated other comprehensive loss	(14,449)	(14,658)
Member’s equity	680,528	653,917
Total member’s equity	666,079	639,259
Total liabilities and member’s equity	$1,876,691	$1,839,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

(SUBSIDIARIES OF CLOUD PEAK ENERGY INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$26,773	$35,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	25,115	23,707
Amortization	—	3,197
Accretion	3,340	3,318
Earnings from unconsolidated affiliates	(105)	(418)
Distributions of income from unconsolidated affiliates	2,000	15
Deferred income taxes	14,605	—
Other, net	2,461	927
Changes in operating assets and liabilities:
Accounts receivable, net	(4,956)	9,687
Inventories	(8,293)	(5,197)
Due to or from related parties	(1,600)	10,737
Other assets	(17,449)	(17,528)
Accounts payable and accrued expenses	39,756	21,419
Asset retirement obligations	(1,334)	(1,240)
Net cash provided by operating activities	80,313	84,187

Investing activities
Purchases of property, plant and equipment	(46,328)	(1,057)
Return of restricted cash	21,321	80,180
Restricted cash deposit	—	(176,470)
Proceeds from sales of assets	530	624
Net cash used in investing activities	(24,477)	(96,723)

Financing activities
Distributions to Members	(162)	(340)
Net cash used in financing activities	(162)	(340)

Net increase (decrease) in cash and cash equivalents	55,674	(12,876)
Cash and cash equivalents at beginning of period	340,100	268,316
Cash and cash equivalents at end of period	$395,774	$255,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Organization and Principles of Consolidation

We are the third largest producer of coal in the U.S. and in the Powder River Basin (“PRB”) based on 2010 coal production.  We operate some of the safest mines in the coal industry.  For 2010, Mine Safety Health Administration (“MSHA”) data for employee injuries showed our mines had one of the lowest employee all injury incident rate among the ten largest U.S. coal producing companies.  We operate solely in the PRB, the lowest cost of the major coal producing regions in the U.S., and operate two of the four largest coal mines in the region and in the U.S.  Our operations include three wholly-owned surface coal mines, two of which, the Antelope mine and the Cordero Rojo mine, are in Wyoming and one of which, the Spring Creek mine, is in Montana.  We also own a 50% non-operating interest in a fourth surface coal mine in Montana, the Decker mine.  We produce sub-bituminous steam coal with low sulfur content and sell our coal primarily to domestic electric utilities.

“Cloud Peak Energy,” “we,” “us,” “our” or the “Company” refer collectively to Cloud Peak Energy Inc. (“CPE Inc.”), Cloud Peak Energy Resources LLC (“CPE Resources”) and their consolidated subsidiaries.  Those terms also include RTEA (defined below) with respect to periods prior to the IPO, when RTEA was the parent company of CPE Resources and its subsidiaries.  Unless separately stated, the notes herein relate to CPE Inc. and CPE Resources.

CPE Inc. was incorporated in Delaware on July 31, 2008 and had no business operations prior to November 19, 2009, when it acquired its coal business in connection with the initial public offering of its common stock (“IPO”).  Prior to its IPO, CPE Inc. was a wholly-owned subsidiary of Rio Tinto America Inc. (“Rio Tinto America”) and was an indirect subsidiary of Rio Tinto plc (“Rio Tinto”), one of the largest mining companies in the world.  CPE Inc. used the net proceeds from its IPO to repay a promissory note that was issued on November 19, 2009 in exchange for the managing member interest in CPE Resources from Rio Tinto Energy America Inc. (“RTEA”), a wholly-owned subsidiary of Rio Tinto America that historically had operated Rio Tinto’s western U.S. coal business.  CPE Resources was formed as Rio Tinto Sage LLC on August 19, 2008 and was renamed CPE Resources in November 2009.  RTEA was formed in March 1993 as Kennecott Coal Company and was renamed Rio Tinto Energy America Inc. in May 2006.  Prior to the IPO, RTEA had contributed to CPE Resources substantially all of the assets used in Rio Tinto’s western U.S. coal business.

On December 15, 2010, CPE Inc. priced a secondary offering of 29,400,000 shares of its common stock on behalf of Rio Tinto.  In connection with the secondary offering, CPE Inc. exchanged 29,400,000 shares of common stock for the common membership units of CPE Resources held by Rio Tinto and completed the secondary offering on behalf of Rio Tinto (the “Secondary Offering”), resulting in a divestiture of 100% of Rio Tinto’s holdings in CPE Resources.  As a result of this transaction, CPE Resources is now a wholly-owned subsidiary of CPE Inc., and Rio Tinto no longer holds an interest in CPE Resources.

Basis of Presentation

CPE Inc. conducts all of its business through CPE Resources and its subsidiaries.  CPE Inc.’s consolidated financial statements are substantially identical to CPE Resources’s financial statements, with the following exceptions:

•                  Noncontrolling interest (see Note 5)

•                  Earnings per share (see Note 6)

•                  Tax Receivable Agreement (see Note 7) and deferred tax assets relating thereto (see Note 4)

•                  Supplemental guarantor information (see Note 11)

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2010 and 2009, and for each of the three years ended December 31, 2010, included in our Annual Reports on Form 10-K for the year ended December 31, 2010 (“2010 Forms 10-K”).

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly in all material respects the financial position as of March 31, 2011, and the results of operations and cash flows of the Company for the three months ended March 31, 2011 and 2010, in conformity with U.S. GAAP.  Interim results for the three months ended March 31, 2011, may not be indicative of results that will be realized for the full year ending December 31, 2011.

Our first quarter 2010 operating results included a $3.4 million favorable adjustment to freight expense for the write-off of certain prior year accruals, which were considered immaterial.  For CPE Inc., this adjustment increased net income and income attributable to the controlling interest by $2.8 million and $1.1 million, respectively, and increased related basic and diluted earnings per share amounts by $0.03 and $0.05, respectively.  For CPE Resources, this adjustment increased net income by $3.4 million.

2.  Inventories

Inventories, net, consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Materials and supplies	$65,218	$59,740
Coal stockpiles and finished product	8,129	5,230
	$73,347	$64,970

Materials and supplies are stated net of an obsolescence allowance of $713,000 and $586,000 as of March 31, 2011 and December 31, 2010, respectively.  We recognized a provision to increase the allowance by $155,000 and $285,000 for the three months ended March 31, 2011, and 2010, respectively.  We recorded inventory charge-offs of $28,000 and $386,000 for the same periods.

3.  Fair Value of Financial Instruments

Our financial instruments included cash and cash equivalents, restricted cash, accounts receivable, amounts due from related parties, accounts payable and certain current liabilities.  Due to the short-term nature of these instruments, we believe that their carrying amounts approximated fair value.  In addition, we have long-term debt consisting primarily of the senior notes and federal coal lease obligations.  The approximate fair values of our senior notes and federal coal lease obligations were $670.0 million and $129.0 million, respectively, at March 31, 2011.  The fair value of the senior notes was based on market prices as of March 31, 2011.  The fair value estimates for federal coal lease obligations were determined by discounting the remaining lease payments using a current estimate of the credit-adjusted, risk-free interest rate based on our current credit rating.  The fair value of other long-term debt approximated its carrying amount at March 31, 2011.

4.  Income Taxes

For periods prior to the Secondary Offering, CPE Inc. did not recognize any income taxes that Rio Tinto America was subject to in connection with its noncontrolling interest in CPE Resources as it was generally a nontaxable entity.  As CPE Inc. did not recognize income taxes on the noncontrolling interest share of CPE Resources’s pre-tax income, CPE Inc.’s effective income tax rate (i.e., total income tax expense as a percentage of total pre-tax income) was lower in periods prior to the Secondary Offering, based on its ownership interest in CPE Resources.  Subsequent to the Secondary Offering, CPE Inc. recognizes income tax on 100% of the pre-tax income of CPE Resources.  Further, CPE Resources is no longer treated as a partnership and must recognize income taxes on a stand-alone, separate return basis.  Consequently, CPE Inc.’s effective tax rate has increased as it records a tax provision for the entire amount of taxable income generated by CPE Resources.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes income taxes (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Tax expense (CPE Inc.)	$15,293	$6,723
Effective tax rate (CPE Inc.)	36.4%	19.1%

Tax expense (CPE Resources)	$15,293	$—
Effective tax rate (CPE Resources)	36.4%	—

CPE Inc.

The effective tax rate increased in the three months ended March 31, 2011, compared with the three months ended March 31, 2010, as a result of the elimination of the non-controlling interest and the attribution of 100% of CPE Resources’s income to CPE Inc. subsequent to the Secondary Offering.

CPE Resources

The effective tax rate increased in the three months ended March 31, 2011, compared with the three months ended March 31, 2010, due to CPE Resources’s change in status from an entity generally not subject to income taxes prior to the Secondary Offering to an entity that must now recognize taxes on a stand-alone, separate return basis.

5.  Comprehensive Income

Comprehensive income includes net income and other comprehensive income arising from activity related to our employee benefit plans.

CPE Inc.

The following tables summarize total comprehensive income as well as the allocation between the controlling and noncontrolling interests, when applicable (in thousands).  There was no noncontrolling interest for the three months ended March 31, 2011.

	Three Months Ended March 31,
	2011	2010
	Total	Controlling Interest	Noncontrolling Interest	Total
Net income	$26,773	$11,597	$17,165	$28,762
Other comprehensive income (loss):
Retiree medical plan adjustment	326	236	221	457
Income taxes on retiree medical plan adjustment	(117)	(85)	—	(85)
Total other comprehensive income	209	151	221	372
Total comprehensive income	$26,982	$11,748	$17,386	$29,134

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CPE Resources

The following table summarizes total comprehensive income (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$26,773	$35,563
Other comprehensive income (loss):
Retiree medical plan adjustment	326	457
Income taxes on retiree medical plan adjustment	(117)	—
Total other comprehensive loss	209	457
Total comprehensive income	$26,982	$36,020

6.  Earnings per Share (CPE Inc. only)

Dilutive potential common shares include restricted shares and options issued under our Long Term Incentive Plan (“LTIP”) and, until the date of the Secondary Offering, common shares that might have been issued in exchange for CPE Resources common membership units held by Rio Tinto members.  For 2010, until the date of the Secondary Offering, we applied the if-converted method to determine dilution from the exchange of common membership units.  In applying the if-converted method, we assumed that the Rio Tinto members had exchanged all of their common membership units in CPE Resources for an equivalent number of shares of CPE Inc. common stock.  In this calculation, we increased the numerator to include CPE Resources’s income attributable to the noncontrolling interest and decreased the numerator to reflect the additional income tax expense that results from the attribution of additional CPE Resources’s income to CPE Inc.’s controlling interest in CPE Resources.  The calculation of such additional income tax expense reflected our combined federal and state statutory rate of 36%.

We apply the treasury stock method to determine dilution from restricted shares and options.

The following table summarizes the calculation of diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Numerator for calculation of diluted earnings per share:
Income attributable to controlling interest shareholders	$26,773	$11,597
Add back income attributable to the noncontrolling interest, net of estimated income taxes	—	10,986
Numerator for diluted income per share	$26,773	$22,583
Denominator for basic income per share — weighted-average shares outstanding	60,000	30,600
Weighted-average common shares from assumed exchange of CPE Resources common membership units held by noncontrolling interest	—	29,400
Dilutive effect of stock equivalents	663	87
Denominator for diluted earnings per share	60,663	60,087
Diluted earnings per share	$0.44	$0.38

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the periods presented, the following items were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Three Months Ended March 31,
	2011	2010
Restricted shares	—	31,110
Options outstanding	36,316	1,071,779

7.  Commitments and Contingencies

Commitments

Purchase Commitments

As of March 31, 2011, we had outstanding capital purchase commitments of $8.6 million and coal purchase commitments of $13.6 million.

In April 2008, we entered into an agreement to purchase land adjacent to our Antelope mine, whereby the seller may require us to pay a purchase price of up to $23.7 million which will close between April 2013 and April 2018.

Tax Receivable Agreement (CPE Inc. only)

In connection with the IPO, CPE Inc. entered into a Tax Receivable Agreement with RTEA and recognized a liability for the undiscounted amounts that CPE Inc. estimated will be paid to RTEA under this agreement.  The amounts to be paid will be determined based on a calculation of future income tax savings that CPE Inc. actually realizes as a result of the tax basis increase that resulted from the IPO and Secondary Offering transactions.  Generally, CPE Inc. retains 15% of the realized tax savings generated from the tax basis step-up and RTEA is entitled to the remaining 85%.  Periodically, CPE Inc. will adjust the estimated liability to reflect an updated forecast of future taxable income and these adjustments will be reflected in CPE Inc.’s operating results.  The assumptions reflected in CPE Inc.’s estimates involve significant judgment and are subject to substantial uncertainty about future events.

As of March 31, 2011, CPE Inc. recognized a total $190.1 million undiscounted liability for its estimated payments to RTEA under the Tax Receivable Agreement, of which $18.2 and $171.9 million were classified as current and noncurrent, respectively.  The estimated liability was based on forecasts of future taxable income over the anticipated life of the mining operations and reclamation activities, assuming no additional coal reserves are acquired.  The assumptions used in CPE Inc.’s forecasts are subject to substantial uncertainty about future business operations and the actual payments that are required to be made under the Tax Receivable Agreement could differ materially from estimates.  Based on estimates as of March 31, 2011, CPE Inc. is expected to make payments of $18.2 million in 2011 and annual payments averaging approximately $24.5 million during 2012 to 2015.  CPE Inc. is obligated to make these payments and expects to obtain funding for these payments by causing CPE Resources to distribute cash to its owner, CPE Inc.

CPE Inc.’s payments under the Tax Receivable Agreement would be greater if CPE Resources generates income significantly in excess of its current estimated future taxable income over the anticipated life of its mines, for example, because CPE Resources acquires additional coal leases beyond its existing coal leases and, as a result, CPE Inc. will realize the full tax benefit of such increased tax basis (or an increased portion thereof).  Required payments under the Tax Receivable Agreement also may increase or become accelerated as a result of certain asset transfers outside the ordinary course of business, a change in control of CPE Resources, or a default by CPE Inc.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

Litigation

ONRR Litigation — Decker Mine

The Office of Natural Resources Revenue (“ONRR”) (formerly the Mineral Management Service), a federal agency with responsibility for collecting royalties on coal produced from federal coal leases, issued two disputed assessments against Decker Coal Company: one for coal produced from 1986-1992, and the other for coal produced from 1993-2001.  Both assessments concern coal sold by Decker to Big Horn Coal Company, or Big Horn, and Black Butte Coal Company, or Black Butte, and in turn resold by those entities to Commonwealth Edison Company to satisfy requirements under long-term contracts between those entities and Commonwealth Edison.  The ONRR maintained that Decker’s royalties should not be based on the prices at which Decker actually sold coal to Big Horn and Black Butte because ONRR did not believe those prices represented the results of arm’s length negotiation.  ONRR based this conclusion on the facts that those entities were both affiliates of KCP, Inc., formerly known as Kiewit Coal Properties, Inc., which is also a 50% owner of Decker, and that the sales were contingent on Big Horn’s and Black Butte’s ability to resell the coal to Commonwealth Edison, which did not leave Big Horn and Black Butte at market risk.  Instead, the ONRR assessed Decker’s royalties based on the higher prices set under Big Horn’s and Black Butte’s separate long-term contracts with Commonwealth Edison.

With respect to the period 1986-1992, the ONRR assessment did not contain a specific dollar amount.  Decker appealed the assessment through the administrative process with the ONRR and that appeal was unsuccessful.  A further appeal was filed before the United States District Court for the District of Montana.  In March 2009, the District Court set aside the ONRR assessment and entered judgment for Decker (“Decker I”).  The ONRR did not appeal the ruling.

With respect to the period 1993-2001, the ONRR assessed approximately $7.5 million plus interest, which was estimated to be approximately $11 million inclusive of interest.  Decker appealed the ONRR assessment through the administrative process with the ONRR and that appeal was unsuccessful.  A further appeal was filed before the United States District Court for the District of Montana.  In February 2010, the District Court vacated the administrative order from the Interior Board of Land Appeals affirming the ONRR assessment.  The District Court remanded the case to the ONRR for further review and noted that the remand would not unduly prejudice Decker in light of the District Court’s opinion in Decker I.  There is no ONRR assessment currently pending against Decker for the 1993 – 2001 period.

We have not accrued a liability in our consolidated financial statements with respect to this matter as any potential losses are not considered to be probable and reasonably estimable.  If the ONRR issues a new assessment for the 1993 – 2001 period, Decker believes it will have substantive challenges to any such assessment in light of the District Court’s decision in Decker I.  Decker also believes that it has contractual price escalation protection from any increased assessments for 1993-2001; and that, in addition, Commonwealth Edison has indemnified Black Butte with respect to the 1993-2001 assessment, and that in furtherance of that obligation, Commonwealth Edison or its parent company, Exelon Generation, Inc., has therefore agreed to indemnify Decker directly for such matters.  If a new assessment is issued by the ONRR for the 1993 – 2001 period and is upheld and the indemnities and/or price protections were ultimately not available to Decker, the resulting Decker liability could be material.  As a result of our 50% ownership interest in Decker, our financial results could in turn be materially adversely affected.  We consider Decker’s conclusions to be reasonable; however, we have not relied upon Decker’s conclusions in reaching our decision that any potential losses are not considered probable and reasonably estimable.

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

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Legal Proceedings

We are involved in other legal proceedings arising in the ordinary course of business and may become involved in additional proceedings from time to time.  We believe that there are no other legal proceedings pending that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.  Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or an accrual within a particular fiscal period may adversely impact our results of operations for that period.  In addition to claims and lawsuits against us, our LBAs, permits and other industry regulatory processes and approvals may also be subject to legal challenges that may adversely impact our mining operations and results.  For example, the West Antelope II LBA, which we have nominated for lease with the Bureau of Land Management, is subject to pending legal challenges filed by environmental organizations against the Bureau of Land Management and the Secretary of the Interior.

Tax Contingencies

Our income tax calculations are based on application of the respective U.S. federal or state tax law.  Our tax filings, however, are subject to audit by the respective tax authorities.  Accordingly, we recognize tax benefits when it is more likely than not a position will be upheld by the tax authorities.  To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense.  We are not potentially liable for income tax contingencies related to periods prior to the IPO, as the income taxes recognized in our consolidated financial statements for such periods were reported in Rio Tinto America’s consolidated income tax returns, and Rio Tinto has agreed to indemnify us for any claims related to such income taxes.

Several audits involving our taxes other than income taxes currently are in progress.  We have provided our best estimate of taxes and related interest and penalties due for potential adjustments that may result from the resolution of such tax audits.

Concentrations of Risk and Major Customers

Approximately 85% of our revenues for the three-month periods ended March 31, 2011 and 2010 were under multi-year contracts that specify pricing terms.  While the majority of the contracts are fixed-price, certain contracts have adjustment provisions for determining periodic price changes.  For the three-month period ended March 31, 2011 and 2010, there was no single customer that represented more than 10% of consolidated revenues.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  The credit risk is controlled through credit approvals and monitoring procedures.

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

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company, or provide a letter of credit, typically through a bank.  Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  As of March 31, 2011, we had $10.5 million of standby letters of credit and $525.3 million of performance bonds outstanding (including our proportional share of the Decker mine) to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

While we were a subsidiary of Rio Tinto, Rio Tinto served as guarantor of our surety bonds and certain letters of credit securing our obligations were issued on our behalf under Rio Tinto’s credit facilities.  As of March 31, 2010, we had obtained replacement surety bonds for substantially all of the $445.5 million in bonds for which Rio Tinto had been the guarantor.  For the three months ended March 31, 2010, $562,000 in fees Rio Tinto charged us in connection with transitional support of our credit arrangements was included in interest expense.

8.  Postretirement Medical Plan

In connection with the IPO, effective January 1, 2010, we implemented a postretirement medical plan to provide certain postretirement medical benefits to eligible employees, which do not include Decker employees.  Net periodic postretirement benefit costs included the following components (in thousands):

	Three Months Ended March 31,
	2011	2010
Service cost	$754	$579
Interest cost	320	247
Amortization of prior service cost	326	457
Net periodic benefit cost	$1,400	$1,283

9.  Related Party Transactions

Transitional Support Services

Following the IPO, Rio Tinto affiliates provided certain transitional support services to us pursuant to a transition services agreement.  Costs incurred under this agreement were included in selling general and administrative expenses and totaled $630,000 for the three months ended March 31, 2010.

We began leasing office space from Rio Tinto America during 2007 under an agreement which terminated in August 2010.  Rental expense for this lease was $92,000 for the three-month period ended March 31, 2010.

Coal Sales

Revenues included sales of coal to Venture Fuels Partnership, a coal marketing company in which we own a 50% joint venture interest, of $1.8 million and $1.6 million for the three months ended March 31, 2011 and 2010, respectively.

10.  Segment Information

Our management reviews, manages and operates our business as a single operating segment - the production of low sulfur, steam coal from surface mines, located in the Western region of the U.S. within the PRB, which is sold to electric utilities and industrial customers.

The following table presents a summary of total revenues from external customers by geographic location (in thousands):

	Three Months Ended March 31,
	2011	2010
United States	$306,202	$276,660
Other	50,343	34,333
Total revenues from external customers	$356,545	$310,993

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We attribute revenue to individual countries based on the location of the customer.  Our sales outside of the United States are made primarily to customers in Asia and Canada.  All of our revenues for the quarters ended March 31, 2011 and 2010 originated in the U.S.

As of March 31, 2011 and December 31, 2010, all of our long-lived assets were located in the U.S.

11.  Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only)

In accordance with the indentures governing the 8.25% Senior Notes due 2017 (“2017 notes”) and the 8.50% Senior Notes due 2019 (“2019 notes”), collectively the senior notes, certain wholly-owned U.S. subsidiaries of CPE Resources (the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed these senior notes on a joint and several basis.  Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the senior note holders.  The following historical financial statement information is provided for the Guarantor/Non-Guarantor Subsidiaries:

Unaudited Supplemental Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2011 (in thousands)
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$353,330	$3,215	$—	$356,545
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	11	257,240	3,930	—	261,181
Depreciation and depletion	477	24,471	167	—	25,115
Amortization and accretion	—	2,351	989	—	3,340
Selling, general and administrative expenses	11,727	1,300	—	—	13,027
Total costs and expenses	12,215	285,362	5,086	—	302,663
Operating income	(12,215)	67,968	(1,871)	—	53,882
Other income (expense)				—
Interest income and other, net	134	—	1	—	135
Interest expense	(11,405)	(799)	(14)	—	(12,218)
Other, net	—	162	—	—	162
Total other expense	(11,271)	(637)	(13)	—	(11,921)
Income from continuing operations before income tax provision and earnings (losses) from affiliates	(23,486)	67,331	(1,884)	—	41,961
Income tax provision	8,073	(24,059)	693	—	(15,293)
Earnings from unconsolidated affiliates	8	97	—	—	105
Earnings from consolidated affiliates	42,178	(1,191)	—	(40,987)	—
Net income	$26,773	$42,178	$(1,191)	$(40,987)	$26,773

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2010 (in thousands)
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$56	$307,645	$3,292	$—	$310,993
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	(11)	213,397	3,282	—	216,668
Depreciation and depletion	569	22,897	241	—	23,707
Amortization and accretion	—	5,522	993	—	6,515
Selling, general and administrative expenses	6,989	9,171	117	—	16,277
Total costs and expenses	7,547	250,987	4,633	—	263,167
Operating income	(7,491)	56,658	(1,341)	—	47,826
Other income (expense)
Interest income and other, net	94	—	1	—	95
Interest expense	(11,799)	(962)	(15)	—	(12,776)
Total other expense	(11,705)	(962)	(14)	—	(12,681)
Income from continuing operations before income tax provision and earnings (losses) from affiliates	(19,196)	55,696	(1,355)	—	35,145
Earnings from unconsolidated affiliates, net of tax	10	408	—	—	418
Earnings (losses) from consolidated affiliates, net of tax	54,749	(1,355)	—	(53,394)	—
Net income	$35,563	$54,749	$(1,355)	$(53,394)	$35,563

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Balance Sheet

	March 31, 2011 (in thousands)
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$381,559	$4	$14,211	$—	$395,774
Restricted cash	160,756	—	—	—	160,756
Accounts receivable, net	—	67,062	3,067	—	70,129
Inventories, net	6,350	61,369	5,628	—	73,347
Due from related parties	—	226,960	2,413	(229,373)	—
Deferred income taxes and other assets	—	44,597	92	(1,406)	43,283
Total current assets	548,665	399,992	25,411	(230,779)	743,289
Property, plant and equipment, net	5,010	989,914	3,518	—	998,442
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	9,974	44,120	10,089	—	64,183
Investments and other assets	955,656	—	—	(920,513)	35,143
Total assets	$1,519,305	$1,469,660	$39,018	$(1,151,292)	$1,876,691

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable and accrued expenses	$17,706	$97,624	$8,036	$(513)	$122,853
Royalties and production taxes	—	139,529	1,400	—	140,929
Due to related parties	238,637	—	—	(229,373)	9,264
Deferred income taxes	893	—	—	(893)	—
Current portion federal coal lease obligations	—	54,630	—	—	54,630
Current portion of other long-term debt	50	3,835	966	—	4,851
Total current liabilities	257,286	295,618	10,402	(230,779)	332,527
Senior notes	595,780	—	—	—	595,780
Federal coal lease obligations, net of current portion	—	63,659	—	—	63,659
Asset retirement obligations, net of current portion	—	122,044	62,341	—	184,385
Other liabilities	160	56,829	3,708	(26,436)	34,261
Total non-current liabilities	595,940	242,532	66,049	(26,436)	878,085
Commitments and contingencies (Note 7)
Total member’s equity	666,079	931,510	(37,433)	(894,077)	666,079
Total liabilities and member’s equity	$1,519,305	$1,469,660	$39,018	$(1,151,292)	$1,876,691

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Balance Sheet

	December 31, 2010 (in thousands)
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$322,010	$4	$18,086	$—	$340,100
Restricted cash	182,072	—	—	—	182,072
Accounts receivable, net	—	63,913	1,260	—	65,173
Inventories, net	5,069	55,907	3,994	—	64,970
Due from related parties	—	172,985	2,413	(175,398)	—
Deferred income taxes and other assets	—	26,641	64	(893)	25,812
Total current assets	509,151	319,450	25,817	(176,291)	678,127
Property, plant and equipment, net	5,165	999,464	3,708	—	1,008,337
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	1,389	68,180	9,395	—	78,964
Investments and other assets	911,304	—	—	(872,999)	38,305
Total assets	$1,427,009	$1,422,728	$38,920	$(1,049,290)	$1,839,367

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,685	$117,803	$6,131	$—	$128,619
Royalties and production taxes	—	124,623	2,415	—	127,038
Due to related parties	186,262	—	—	(175,398)	10,864
Deferred income taxes	893	—	—	(893)	—
Current portion of federal coal lease obligations	—	54,630	—	—	54,630
Current portion of other long-term debt	52	3,862	966	—	4,880
Total current liabilities	191,892	300,918	9,512	(176,291)	326,031
Senior notes	595,684	—	—	—	595,684
Federal coal lease obligations, net of current portion	—	63,659	—	—	63,659
Asset retirement obligations, net of current portion	—	119,998	62,172	—	182,170
Other liabilities	174	61,644	3,478	(32,732)	32,564
Total non-current liabilities	595,858	245,301	65,650	(32,732)	874,077
Commitments and contingencies (Note 7)
Total member’s equity	639,259	876,509	(36,242)	(840,267)	639,259
Total liabilities and member’s equity	$1,427,009	$1,422,728	$38,920	$(1,049,290)	$1,839,367

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2011 (in thousands)
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$39,446	$44,681	$(3,814)	$80,313

Investing activities
Purchases of property plant and equipment	(1,056)	(45,211)	(61)	(46,328)
Proceeds from sales of assets	—	530	—	530
Return of restricted cash	21,321	—	—	21,321
Net cash used in investing activities	20,265	(44,681)	(61)	(24,477)

Financing activities
Distributions to Rio Tinto America	(162)	—	—	(162)
Net cash used in financing activities	(162)	—	—	(162)

Net increase (decrease) in cash and cash equivalents	59,549	—	(3,875)	55,674

Cash and cash equivalents at beginning of period	322,010	4	18,086	340,100
Cash and cash equivalents at the end of period	$381,559	$4	$14,211	$395,774

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2010 (in thousands)
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$87,581	$(268)	$(3,126)	$84,187

Investing activities
Purchases of property plant and equipment	(701)	(356)	—	(1,057)
Proceeds from sales of assets	—	624	—	624
Return of restricted cash	80,180	—	—	80,180
Restricted cash deposit	(176,470)	—	—	(176,470)
Net cash used in investing activities	(96,991)	268	—	(96,723)

Financing activities
Distributions to Members	(340)	—	—	(340)
Net cash used in financing activities	(340)	—	—	(340)
Net decrease in cash and cash equivalents	(9,750)	—	(3,126)	(12,876)

Cash and cash equivalents at beginning of period	246,470	—	21,846	268,316
Cash and cash equivalents at the end of period	$236,720	$—	$18,720	$255,440

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note

Cloud Peak Energy Resources LLC (“CPE Resources”) is the sole direct subsidiary of Cloud Peak Energy Inc. (“CPE Inc.”), providing 100 percent of CPE Inc.’s total consolidated revenue for the three-month period ended March 31, 2011 and constituting nearly 100 percent of CPE Inc.’s total consolidated assets as of March 31, 2011.

Unless the context indicates otherwise, the terms the “Company”, “we”, “us”, and “our” refer to both CPE Inc. and CPE Resources and their subsidiaries.  Discussions or areas of this report that either apply only to CPE Inc. or CPE Resources are clearly noted in such sections.

This Item 2 may contain forward-looking statements that involve substantial risks and uncertainties.  When considering these forward-looking statements you should keep in mind the cautionary statements in this report and our other Securities and Exchange (“SEC”) filings, including Risk Factors in Item 1A of our 2010 Forms 10-K.  Please see “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this document.

Overview

This Item 2 is intended to help the reader understand our results of operations and financial condition.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements in Item 1 of this report and in our other SEC filings, including our audited consolidated financial statements in Item 8 and Risk Factors in Item 1A of our 2010 Forms 10-K.

We are the third largest producer of coal in the U.S. and in the Powder River Basin (“PRB”) based on 2010 coal production.  We operate some of the safest mines in the coal industry.  For 2010, Mine Safety Health Administration (“MSHA”) data for employee injuries showed our mines had one of the lowest employee all injury incident rate among the ten largest U.S. coal producing companies.  We operate solely in the PRB, the lowest cost of the major coal producing regions in the U.S., and operate two of the four largest coal mines in the region and in the U.S.  Our operations include three wholly-owned surface coal mines, two of which, the Antelope mine and the Cordero Rojo mine, are in Wyoming and one of which, the Spring Creek mine, is in Montana.  We also own a 50% non-operating interest in a fourth surface coal mine in Montana, the Decker mine.  We produce sub-bituminous steam coal with low sulfur content and sell our coal primarily to domestic electric utilities.

Noncontrolling Interest

On December 15, 2010, CPE Inc. priced the Secondary Offering of 29,400,000 shares of its common stock.  In connection with the Secondary Offering, CPE Inc. exchanged 29,400,000 shares of common stock for the common membership units of CPE Resources held by Rio Tinto, and completed the Secondary Offering, resulting in a divestiture of 100% of Rio Tinto’s holdings in CPE Resources.

For 2010, until the date of the Secondary Offering, Rio Tinto’s ownership interest in CPE Resources was reported as a noncontrolling interest in CPE Inc.’s consolidated financial statements.  As a result of the Secondary Offering, CPE Resources became a wholly-owned subsidiary of CPE Inc. and 100 percent of income earned by CPE Resources after December 15, 2010 was attributed to CPE Inc.

Core Business Operations

As of December 31, 2010, we controlled approximately 970 million tons of proven and probable coal reserves.  For the three months ended March 31, 2011 and 2010, we produced 23.4 million tons and 21.7 million tons and sold 23.7 million tons and 21.9 million tons of coal, respectively.

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

The volume of coal that we produce and deliver in any given year is driven by the amount of global and domestic demand for electric power.  Demand for electric power may be affected by many factors including weather patterns, environmental and legal challenges, political influences, international and domestic economic conditions, and other factors discussed in this Item 2 and in our 2010 Forms 10-K.

The price at which we sell our coal is a function of the demand relative to the supply for coal, domestically and internationally.  As a region’s demand increases, prices are also subject to increase, which improves the viability of transporting our coal to a more diverse customer base.  We typically enter into longer term contracts with our customers which helps mitigate the risks associated with any imbalance in supply and demand.  In addition, international demand has increased, enabling us to increase exports of coal.

We typically seek to enter each year with expected production effectively fully sold; however, as a result of our remaining unsold and index priced position for 2012 through 2013, we believe we are well positioned to benefit from continued near-term demand and pricing.  If, however, the U.S. and international coal markets return to the depressed levels experienced in 2009, our results could be adversely affected.

In line with the worldwide mining industry, we have experienced increased operating costs for mining equipment, diesel fuel and supplies, and employee wages and salaries.  Changes in the cost of commodities related to our production process, such as diesel fuel, will result in changes in the cost of coal production.  We have not entered into any hedging or other arrangements to reduce the volatility in the price of commodities used for our operations, although we may do so in the future.  As is common in the PRB, coal seams at our existing mines naturally deepen, on average, at a gradient of approximately 2% to 3%.  Strip ratios have a direct correlation with our costs.

Should the costs of acquiring future federal coal leases and associated surface rights increase, our depletion costs would also increase.

Global Climate Change

Enactment of laws or passage of regulations regarding emissions from the combustion of coal by the U.S. or some of its states or by other countries, or other actions to limit such emissions, could result in electricity generators switching from coal to other fuel sources.  Additionally, the creation and issuance of subsidies designed to encourage use of alternative energy sources could decrease the demand of coal as an energy source.  The potential financial impact on us of future laws, regulations, or subsidies will depend upon the degree to which electricity generators diminish their reliance on coal as a fuel source as a result of the laws, regulations or subsidies.  That, in turn, will depend on a number of factors, including the appeal and design of the subsidies being offered, the specific requirements imposed by any such laws or regulations, the time periods over which those laws or regulations would be phased in and the state of commercial development and deployment of carbon capture and storage technologies.  In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws or regulations may have on our results of operations, financial condition or cash flows.  See Item 1, “Business—Environmental and Other Regulatory Matters—Climate Change” and Item 1A, “Risk Factors” in our 2010 Forms 10-K for additional discussion regarding how climate change and other environmental regulatory matters impact our business.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

The discussion of our results of operations below includes references to an analysis of Adjusted EBITDA and Adjusted Earnings Per Share (“Adjusted EPS”).  Adjusted EBITDA and Adjusted EPS are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles in the U.S. (“U.S. GAAP”).  A quantitative reconciliation of net income to Adjusted EBITDA and EPS (as defined below) to Adjusted EPS is found within this Item 2.

EBITDA represents net income before (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, (4) amortization, and (5) accretion.  Adjusted EBITDA represents EBITDA as further adjusted to exclude specifically identified items that management believes do not directly reflect our core operations.  The specifically identified items are the income statement impacts, as applicable, of:  (1) the Tax Receivable Agreement and (2) our significant broker contract that expired in the first quarter of 2010.

Adjusted EPS represents diluted earnings (loss) per share attributable to controlling interest (“EPS”), adjusted to exclude the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA and described above.

Because not all companies use identical calculations, our presentations of Adjusted EBITDA and Adjusted EPS may not be comparable to other similarly titled measures of other companies.  Moreover, our presentation of Adjusted EBITDA is different than EBITDA as defined in our debt financing agreements.

See Item 6 of our 2010 Form 10-K for additional information regarding Adjusted EBITDA and Adjusted EPS and their limitations compared to U.S. GAAP financial measures.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Summary

Production at our three owned and operated mines increased to 23.2 million tons in the first quarter of 2011 from 21.4 million tons in the first quarter of 2010.  Shipments to Asian export customers increased to 887,000 tons from 791,000 tons, and total shipments increased to 23.7 million tons from 21.9 million tons.  Deliveries to domestic customers increased due to continued improvement in economic conditions and severe cold in some parts of the U.S. leading to higher demand for coal-fired electricity and lack of weather related transportation disruptions that occurred in the first quarter of 2010.  We continue to benefit from strong international demand for thermal coal combined with reduced availability of alternative thermal coal supplies.

We were able to take advantage of improving market pricing when signing our supply agreements, resulting in higher realized prices for our coal shipments in the first quarter of 2011.  The higher price per ton, combined with higher shipments resulted in increased total revenue of $356.5 million for first quarter 2011 from $311.0 million for first quarter 2010.

In 2011, we continued to focus on cost management efforts.  The rising price of diesel used in our operations impacted our results for the first quarter 2011 compared to first quarter 2010.  Our costs were also impacted by higher royalty and production taxes related to higher selling prices and the timing of repair and maintenance expenses.  These factors have increased total cost of product sold of $261.2 million for first quarter 2011 from $216.7 million for first quarter 2010.

In the first quarter of 2010, our significant broker contract expired following final deliveries made under the contract.  This broker sales contract contributed $13.7 million of revenues, $5.0 million of income before tax, and $3.2 million of amortization expense, for the related contract rights, for the three-month period ended March 31, 2010.

Revenues

The following table presents revenues (in millions):

	Three Months Ended March 31,		Change
	2011	2010	$	Percent
Owned and operated mines	$293.8	$264.0	29.8	11.3
Other operations	62.7	47.0	15.7	33.4
Total revenue	$356.5	$311.0	45.5	14.6

The increase in revenue from our owned and operated mines reflected a 2.8% increase in the average price per ton of coal sold to $12.73 in 2011 from $12.38 in 2010, reflecting the strong demand for PRB coal due to prevailing economic and industry conditions at the time we entered into the related coal supply contracts, and an 8.5% increase in coal shipped to 23.1 million tons in 2011 from 21.3 million tons in 2010.

Revenue from other operations consists primarily of our share of revenues from coal produced at the Decker mine, broker coal sales and billings for transportation and delivery services.  Broker coal sales decreased following the expiration of our significant contract that expired in the first quarter of 2010.  Revenues from transportation and delivery services increased as a result of a higher volume of coal sold on a delivered basis, including export sales with delivered pricing terms that include rail and port charges.  We arranged and paid for the freight costs and charged our customers on a cost-plus basis for providing this service.

Cost of Product Sold

The following table presents cost of product sold (in millions):

	Three Months Ended March 31,		Change
	2011	2010	$	Percent
Owned and operated mines	$206.3	$181.7	24.6	13.5
Other operations	54.9	35.0	19.9	56.9
Total cost of product sold	$261.2	$216.7	44.5	20.5

The increase in costs for our owned and operated mines reflected an 8.5% increase in tons shipped from our mines, and a 4.9% increase in the cost per ton of coal produced, to $8.94 in 2011 from $8.52 in 2010.  A significant factor in the increase in the cost per ton of coal produced was an increase in royalties and production taxes, which predominately reflects the average sales prices realized on our 2011 coal shipments.

Excluding royalties and production taxes, the cost per ton of coal produced increased to $5.33 from $5.02.  The increase in the cost per ton of coal produced is primarily the result of increases in costs related to the price of diesel fuel, lubricants, and explosives.  For our owned and operated mines, diesel fuel and lubricant expenses represented 11.3% and 9.3% of cost of coal production for the three-month periods ended March 31, 2011 and 2010, respectively.

Costs from other operations increased primarily due to a $15.5 million increase in freight caused by increases in volumes and freight rates on our coal sold on a delivered basis, including export sales.

Operating Income

The following table presents operating income (in millions):

	Three Months Ended March 31,		Change
	2011	2010	$	Percent
Operating income	$53.9	$47.8	6.1	12.8

In addition to those discussed above, operating income was affected by a decrease in amortization expense of $3.2 million following the expiration of the significant broker contract in the first quarter of 2010 and the associated contract rights asset being fully amortized.

Operating income was also impacted by a decrease in selling, general, and administrative costs primarily due to the timing of personnel expenses and the elimination of management fees paid to Rio Tinto in the first quarter of 2010 partially offset by an increase in stock-based compensation.

These decreases were partially offset by an increase in depreciation and depletion costs, which are attributable to a higher asset base and higher production volumes.

Income Tax Provision

The following table presents income tax provision (in millions):

	Three Months Ended March 31,		Change
	2011	2010	$	Percent
Income tax provision (CPE Inc.)	$15.3	6.7	8.6	128.4
Effective tax rate (CPE Inc.)	36.4%	19.1%	*	*

Income tax provision (CPE Resources)	$15.3	—	15.3	*
Effective tax rate (CPE Resources)	36.4%	—	*	*

*               Not meaningful

CPE Inc.

The effective tax rate increased in the three months ended March 31, 2011, compared with the three months ended March 31, 2010, as a result of the elimination of non-controlling interest and the attribution of 100% of CPE Resources’s income to CPE Inc. subsequent to the Secondary Offering.

CPE Resources

The effective tax rate increased in the three months ended March 31, 2011, compared with the three months ended March 31, 2010, due to CPE Resources’s change in status from an entity generally not subject to income taxes prior to our Secondary Offering to an entity that must now recognize taxes on a stand-alone, separate return basis.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

The following tables present a reconciliation of net income to Adjusted EBITDA and diluted earnings (loss) per common share to Adjusted EPS (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2011	2010
Net income	$26.8	$28.8
Interest income	(0.1)	(0.1)
Interest expense	12.2	12.8
Income tax provision	15.3	6.7
Depreciation and depletion	25.1	23.7
Amortization (1)	—	3.2
Accretion	3.3	3.3
EBITDA	82.6	$78.4
Expired significant broker contract (1)	—	(8.3)
Tax Receivable Agreement expense	—	—
Adjusted EBITDA	$82.6	$70.1

(1)               The impact of the expired significant broker contract on the Statement of Operations is a combination of net income and the amortization expense related to the contract.  All amortization expense for the periods presented was attributable to the significant broker contract.

	Three Months Ended March 31,
	2011	2010
Diluted earnings (loss) per common share attributable to controlling interest	$0.44	$0.38
Expired significant broker contract	—	(0.06)
Tax Receivable Agreement expense	—	—
Change in net value of deferred tax assets	—	—
Adjusted EPS	$0.44	$0.32
Weighted-average shares outstanding	60,662,657	60,086,558

Liquidity and Capital Resources

Total cash comprises cash and cash equivalents and restricted cash.  As of March 31, 2011 and December 31, 2010, total cash was $556.5 million and $522.2 million, respectively.  These amounts included cash and cash equivalents of $395.8 million and $340.1 million, respectively, and restricted cash of $160.8 million and $182.1 million, respectively.  Restricted cash collateralizes certain of our surety bond obligations at collateral levels required by our surety bond providers.  In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations and borrowing capacity under CPE Resources’s $400 million revolving credit facility.  Cash from operations depends on a number of factors beyond our control, such as the market price for our coal, the quantity of coal required by our customers, coal-fired electricity demand, regulatory changes impacting our business, reclamation costs, the market price we pay for diesel fuel, variables affecting other costs of our business and other risks and uncertainties, including those discussed in Item 1A “Risk Factors” in our 2010 Forms 10-K.

As of March 31, 2011, the borrowing capacity under the revolving credit facility was $389.5 million.  The borrowing capacity under the revolving credit facility is reduced by the amount of letters of credit issued.  CPE Resources’s ability to borrow under the revolving credit facility is subject to the terms and conditions of the facility, including its compliance with financial and non-financial covenants.

We believe these sources will be sufficient to fund our primary uses of cash for the next twelve months, which include our costs of coal production, federal coal lease installment payments for existing and new federal coal leases, capital expenditures, interest on our debt, and payments to RTEA under our Tax Receivable Agreement.

We intend to seek increases in our coal reserves by acquiring federal coal and surface rights adjoining our current operations in Wyoming and Montana.  Through the federal leasing process, we have nominated several large coal tracts adjacent to our existing operations.  If we are awarded new coal leases, some of which may occur in 2011, our cash flows would be significantly impacted as we would be required to make the initial lease payment and annual payments thereafter.  We will continue to explore additional opportunities to increase our reserve base.

In addition, our anticipated capital expenditures, which we expect will be between $100 million and $140 million (excluding federal coal lease payments) in 2011, include our estimates of expenditures necessary to keep our fleets updated to maintain our mining productivity and competitive position and the addition of new equipment as necessary.

CPE Resources is required to make semi-annual interest payments on its senior notes on June 15 and December 15 through maturity.  CPE Inc. also expects to make on-going payments to RTEA under the Tax Receivable Agreement, which will impact our liquidity.

If we do not have sufficient resources from ongoing operations to satisfy our obligations, we may need to use our cash on hand or borrow under our line of credit.  If the obligation is in excess of these amounts, we many need to borrow money or take other actions.  Depending upon existing circumstances at the time, we may not be able to obtain additional funding on acceptable terms or at all.  In addition, our existing debt instruments contain restrictive covenants, which may prohibit us from borrowing under our existing credit lines or pursuing certain alternatives to obtain additional funding.

Operating Activities

CPE Inc.

The following table summarizes operating cash flows (in millions):

	Three Months Ended March 31,		Change
	2011	2010	$	Percent
Net income	$26.8	$28.8	(2.0)	(6.9)
Adjustments before changes in working capital	49.8	39.2	10.6	27.0
Increase in working capital	3.6	16.0	(12.4)	(77.5)
Net cash provided by operating activities	$80.2	$84.0	(3.8)	(4.5)

The increase from adjustments before changes in working capital was due to an increase in deferred income taxes and distributions from equity investments.  The decrease in working capital was largely driven by the timing of related party transactions and increases in inventory balances.

CPE Resources

The following table summarizes operating cash flows (in millions):

	Three Months Ended March 31,		Change
	2011	2010	$	Percent
Net income	$26.8	$35.6	(8.8)	(24.7)
Adjustments before changes in working capital	47.4	30.7	16.7	54.4
Increase in working capital	6.1	17.9	(11.8)	(65.9)
Net cash provided by operating activities	$80.3	$84.2	(3.9)	(4.6)

The increase from adjustments before changes in working capital was due to an increase in deferred income taxes and distribution from equity investments.  The decrease in working capital was largely driven by the timing of related party transactions and increases in inventory balances.

Investing Activities

The following table summarizes investing cash flows (in millions):

	Three Months Ended March 31,		Change
	2011	2010	$	Percent
Purchases of property, plant, and equipment	$(45.8)	$(0.4)	45.4	*
Other investing activities, net	21.3	(96.3)	117.6	122.1
Cash used in investing activities	$(24.5)	$(96.7)	(72.2)	74.7

*                       Not meaningful

The decrease in cash used in investing activities from continuing operations was primarily related to our surety bond obligations.  Restricted cash deposits of $96.3 million occurred in the first quarter of 2010 compared to restricted cash release of $21.3 million in the first quarter of 2011 following negotiated reduction of collateral required.  Year-to-date property, plant, and equipment purchases include payments for haul trucks received in 2010 and payments for the surface land associated with privately held coal acquired in 2010.

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

We also face price risk involving other commodities used in our production process, such as diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10% for a full year, we would incur additional fuel costs of approximately $11 million.  Historically, we have not hedged commodities such as diesel fuel.  We may enter into hedging arrangements in the future.

Interest Rate Risk

Our revolving credit facility is subject to an adjustable interest rate.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Revolving Credit Facility” in our 2010 Forms 10-K.  We had no outstanding borrowings under our credit facility as of March 31, 2011.  If we borrow funds under the revolving credit facility, we may be subject to increased sensitivity to interest rate movements.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

CPE Inc. and CPE Resources each maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports they file or submit under the Securities Exchange of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by CPE Inc. and CPE Resources in the reports they file or submit under the Exchange Act is accumulated and communicated to senior management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  The management of each of CPE Inc. and CPE Resources, with the participation of the Chief Executive Officer and Chief Financial Officer of each entity, has evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) of each entity as of March 31, 2011, and has concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

Internal Control over Financial Reporting

Additionally, during the most recent fiscal quarter, there have been no changes to the internal control over financial reporting of either CPE Inc. or CPE Resources that materially affected, or are reasonably likely to materially affect, either entity’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings, which information is incorporated by reference herein.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties described in Item 1A of our 2010 Forms 10-K.  The risks described in our 2010 Forms 10-K are not the only risks we may face.  If any of those risk factors, as well as other risks and uncertainties that are not currently known to us or that we currently believe are not material, actually occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected.  In our judgment, there were no material changes in the risk factors as previously disclosed in Item 1A of our 2010 Forms 10-K.

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

For the first three months of 2011, the AIFR for our three owned and operated mines was 0.28 (calculated internally based on MSHA methodology).  The AIFR is the number of reportable injuries suffered by mine site employees per 200,000 hours worked.

Federal Mine Safety and Health Act Information

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires issuers to include in periodic reports filed with the SEC certain information relating to citations or orders for violations of standards under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  The following disclosures respond to that legislation.  While we believe the following disclosures meet the requirements of the Dodd-Frank Act, it is possible that any rule making by the SEC will require disclosures to be presented in a form or with information that differs from the following.

Whenever MSHA believes that a violation of the Mine Act, any health or safety standard, or any regulation has occurred, it may issue a citation which describes the violation and fixes a time within which the operator must abate the violation.  In these situations, MSHA typically proposes a civil penalty, or fine, as a result of the violation, that the operator is ordered to pay.  In evaluating the below information regarding mine safety and health, investors should take into account factors such as: (a) the number of citations and orders will vary depending on the size of a coal mine, (b) the number of citations issued will vary from inspector to inspector and mine to mine, and (c) citations and orders can be contested and appealed, and during that process are often reduced in severity and amount, and are sometimes dismissed.

Responding to the Dodd-Frank Act legislation, we report that, for the three months ended March 31, 2011, none of our mines received written notice from MSHA of (a) a violation under section 110(b)(2) of the Mine Act for failure to make reasonable efforts to eliminate a known violation of a mandatory safety or health standard that substantially proximately caused, or reasonably could have been expected to cause, death or serious bodily injury, (b) a pattern of violations of mandatory health or safety standards under section 104(e) of the Mine Act, or (c) the potential to have such a pattern.  We have 1 legal proceeding before the Federal Mine Safety and Health Review Commission (the “Commission”) that was pending during the quarter.  There were no mining-related fatalities during the period covered by this report.

Pursuant to the Dodd-Frank Act, Cloud Peak Energy provides the following safety-related information for our three operated mines as of March 31, 2011:

Three Months Ended March 31, 2011
Item	Antelope Mine	Cordero Rojo Mine	Spring Creek Mine
Section 104(a) S&S citations (1)	—	5	—
Section 104(b) orders(2)	—	—	—
Section 104(d) citations and orders(3)	—	—	—
Section 110(b)(2) violations(4)	—	—	—
Section 107(a) orders(5)	—	—	—
Proposed MSHA assessments(6)	—	$3,571	—
Fatalities(7)	—	—	—
Section 104(e) notices(8)	—	—	—
Pending Mine Safety Commission legal actions (including any contested penalties for citations issued)(9)	—	One pending proceeding under Section 105(c) (10)	—

(1)                      Federal Mine Safety and Health Act of 1977 (Mine Act)  section 104(a) citations shown above are for alleged violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal mine safety or health hazard.

(2)                     Mine Act section 104(b) orders are for alleged failures to totally abate a citation within the period of time specified in the citation.

(3)                      Mine Act section 104(d) citations and orders are for an alleged unwarrantable failure of Cloud Peak Energy to comply with mandatory health or safety standards.

(4)                      The total number of flagrant violations issued under Section 110(b)(2) of the Mine Act.

(5)                      Mine Act section 107(a) orders are for alleged conditions or practices which could reasonably be expected to cause death or serious physical harm before such condition or practice can be abated and result in orders of immediate withdrawal from the area of the mine affected by the condition.

(6)                      Amounts shown include assessments proposed by MSHA during the three months ended March 31, 2011 on the citations and orders reflected in this chart.

(7)                      Total number of mining-related fatalities.

(8)                      Mine Act section 104(e) written notices are for alleged pattern of violations of mandatory health or safety standards or the potential to have such a pattern.

(9)                      Any pending legal action before the Federal Mine Safety and Health Review Commission involving a coal mine owned and operated by us.

(10)                Docket No. WEST 2011-1314-D in which a terminated employee claims that such termination constituted unlawful retaliation for alleged safety-related statements made to the company.

Item 6.  Exhibits.

See Exhibit Index at page 33 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ MICHAEL BARRETT
Date: May 4, 2011		Michael Barrett Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

CLOUD PEAK ENERGY RESOURCES LLC

	By:	/s/ MICHAEL BARRETT
Date: May 4, 2011		Michael Barrett Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number		Description of Documents

3.1

Amended and Restated Certificate of Incorporation of Cloud Peak Energy Inc. effective as of November 25, 2009 (incorporated by reference to Exhibit 3.2 to Amendment No.  3 to Cloud Peak Energy Inc.’s Form S-1 filed on November 2, 2009)

3.2

Amended and Restated Bylaws of Cloud Peak Energy Inc. effective as of November 25, 2009 (incorporated by reference to Exhibit 3.1 of Cloud Peak Energy Inc.’s current report on Form 8-K filed on December 2, 2009)

3.3

Amended and Restated Certificate of Formation of Cloud Peak Energy Resources LLC (incorporated herein by reference to Exhibit 3.1 to Cloud Peak Energy Resources LLC’s Registration Statement on Form S-4/A filed on August 17, 2010)

3.4

Third Amended and Restated Limited Liability Company Agreement of Cloud Peak Energy Resources LLC, dated as of November 19, 2009, by and among Cloud Peak Energy Inc., Rio Tinto Energy America Inc. and Kennecott Management Services Company (incorporated herein by reference to Exhibit 10.5 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on November 25, 2009)

4.1		Form of stock certificate of Cloud Peak Energy Inc. (incorporated by reference to Exhibit 4.1 of the Amendment No. 5 to Cloud Peak Energy Inc.’s Form S-1 filed on November 16, 2009)
4.2

Indenture, dated as of November 25, 2009, by and among Cloud Peak Energy Resources LLC (and its subsidiaries listed on the signature page), Cloud Peak Energy Finance Corp., Wilmington Trust Company and Citibank, N.A. (incorporated herein by reference to Exhibit 4.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on December 2, 2009)

4.3

Registration Rights Agreement, dated as of November 25, 2009, by and among CPE LLC (and its subsidiaries listed on the signature page thereto), Cloud Peak Energy Finance Corp., and Morgan Stanley & Co. Incorporated, Credit Suisse Securities (USA) LLC, and RBC Capital Markets Corporation, as the representatives of the several purchasers (incorporated by reference to Exhibit 4.2 of Cloud Peak Energy Inc.’s current report on Form 8-K filed on December 2, 2009)

4.4		Form of Exchange Notes (included in Exhibit 4.2 hereto)
10.1		Cloud Peak Energy Resources LLC Nonqualified Deferred Compensation Plan (incorporated by reference to exhibit 10.1 to Cloud Peak Energy Inc.’s Form 8-K dated March 17, 2011)
10.2		Amendment No. 1 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (incorporated by reference to exhibit 10.1 to Cloud Peak Energy Inc.’s Form 8-K dated March 11, 2011)
10.3

Form of Performance Share Unit Award Agreement under the 2009 Cloud Peak Energy Inc. Long Term Incentive Plan (incorporated by reference to exhibit 10.1 to Cloud Peak Energy Inc.’s Form 8-K dated March 8, 2011)

10.4

Form of Nonqualified Stock Option Agreement under the 2009 Cloud Peak Energy Inc. Long Term Incentive Plan (incorporated by reference to exhibit 10.2 to Cloud Peak Energy Inc.’s Form 8-K dated March 8, 2011)

10.5		Form of Restricted Stock Agreement under the 2009 Cloud Peak Energy Inc. Long Term Incentive Plan (incorporated by reference to exhibit 10.3 to Cloud Peak Energy Inc.’s Form 8-K dated March 8, 2011)
10.6

Form of Director Restricted Stock Unit Agreement under the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (incorporated by reference to exhibit 10.48 to Cloud Peak Energy Inc.’s Form 10-K dated December 31, 2010)

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.
31.3	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC
31.4	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.

Exhibit Number		Description of Documents

32.3	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC
32.4	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC

* Filed or furnished herewith