Form 10-Q
period 2011-06-30
CLOUD PEAK ENERGY INC.; Cloud Peak Energy Resources LLC
filed 2011-08-03
CIK 1441849, 1493144

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 60,930,872 shares outstanding as of July 31, 2011.  100% of the common membership units of Cloud Peak Energy Resources LLC outstanding as of July 31, 2011 are held by Cloud Peak Energy Inc.

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

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

i

Explanatory Note

This combined Form 10-Q is filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC.  Each Registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such Registrant.  Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.  Cloud Peak Energy Resources LLC is the sole direct subsidiary of Cloud Peak Energy Inc., providing 100 percent of Cloud Peak Energy Inc.’s total consolidated revenue for the three and six months ended June 30, 2011 and constituting nearly 100 percent of Cloud Peak Energy Inc.’s total consolidated assets as of June 30, 2011.

Unless the context indicates otherwise, the terms the “Company”, “we”, “us”, and “our” refer to both Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC and their subsidiaries.  Discussions or areas of this report that either apply only to Cloud Peak Energy Inc. or Cloud Peak Energy Resources LLC are clearly noted in such sections.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would” or similar words.  You should read statements that contain these words carefully because they discuss our plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters.  There may be events in the future, however, that we are not able to predict accurately or control.  The factors listed under “Risk Factors” in our Annual Reports on Form 10-K for the year ended December 31, 2010 (our “2010 Forms 10-K”), as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Additional factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

•                  our assumptions regarding payments arising under the Tax Receivable Agreement and other agreements related to the initial public offering of Cloud Peak Energy Inc.;

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

ii

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

iii

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$387,679	$341,603	$744,224	$652,596
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	287,837	240,173	549,018	456,841
Depreciation and depletion	9,133	25,508	34,248	49,215
Amortization	—	—	—	3,197
Accretion	3,096	3,248	6,436	6,566
Selling, general and administrative expenses	12,907	14,368	25,934	30,645
Total costs and expenses	312,973	283,297	615,636	546,464
Operating income	74,706	58,306	128,588	106,132
Other income (expense)
Interest income	181	132	316	227
Interest expense	(8,454)	(12,006)	(20,672)	(24,782)
Tax agreement expense	(42,733)	—	(42,733)	—
Other, net	(93)	39	69	39
Total other expense	(51,099)	(11,835)	(63,020)	(24,516)
Income before income tax provision and earnings from unconsolidated affiliates	23,607	46,471	65,568	81,616
Income tax benefit (provision)	69,480	(8,777)	54,187	(15,500)
Earnings from unconsolidated affiliates, net of tax	1,507	1,476	1,612	1,816
Net income	94,594	39,170	121,367	67,932
Less: Net income attributable to noncontrolling interest	—	23,312	—	40,477
Net income attributable to controlling interest	$94,594	$15,858	$121,367	$27,455
Earnings per common share attributable to controlling interest:

Basic	$1.58	$0.52	$2.02	$0.90
Diluted	$1.56	$0.51	$2.00	$0.89
Weighted-average shares outstanding - basic	60,001,909	30,600,000	60,001,103	30,600,000
Weighted-average shares outstanding - diluted	60,598,417	60,140,222	60,605,198	60,120,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$326,709	$340,101
Restricted cash	160,827	182,072
Accounts receivable, net	73,659	65,173
Due from related parties	4,995	434
Inventories	73,362	64,970
Deferred income taxes	28,084	21,552
Other assets	32,386	17,449
Total current assets	700,022	691,751

Non-current assets
Property, plant and equipment, net	1,296,389	1,008,337
Goodwill	35,634	35,634
Deferred income taxes	192,888	140,985
Other assets	34,603	38,400
Total assets	$2,259,536	$1,915,107

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$53,894	$81,975
Royalties and production taxes	126,126	127,038
Accrued expenses	47,268	51,197
Current portion of tax agreement liability	18,152	18,226
Current portion of federal coal lease obligations	96,093	54,630
Other liabilities	4,845	4,880
Total current liabilities	346,378	337,946

Non-current liabilities
Tax agreement liability, net of current portion	214,691	171,885
Senior notes	595,876	595,684
Federal coal lease obligations, net of current portion	239,158	63,659
Asset retirement obligations, net of current portion	170,002	182,170
Other liabilities	35,612	32,564
Total liabilities	1,601,717	1,383,908
Commitments and contingencies (Note 9)

Equity
Common stock ($0.01 par value; 200,000,000 shares authorized; 60,949,029 and 60,878,317 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	609	609
Additional paid-in capital	507,787	502,952
Retained earnings	163,663	42,296
Accumulated other comprehensive loss	(14,240)	(14,658)
Total equity	657,819	531,199
Total liabilities and equity	$2,259,536	$1,915,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$121,367	$67,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	34,248	49,215
Amortization	—	3,197
Accretion	6,436	6,566
Earnings from unconsolidated affiliates	(1,612)	(1,816)
Distributions of income from unconsolidated affiliates	2,000	15
Deferred income taxes	(59,577)	15,500
Tax agreement expense	42,733	—
Stock compensation expense	4,835	3,545
Other, net	6,353	2,296
Changes in operating assets and liabilities:
Accounts receivable, net	(8,486)	4,865
Inventories	(8,278)	(4,238)
Due to or from related parties	(4,561)	6,391
Other assets	(10,909)	(12,823)
Accounts payable and accrued expenses	(2,491)	(3,447)
Asset retirement obligations	(3,255)	(2,685)
Net cash provided by operating activities	118,803	134,513

Investing activities
Purchases of property, plant and equipment	(71,019)	(8,511)
Initial payment on federal coal leases	(69,407)	—
Return of restricted cash	21,321	80,180
Restricted cash deposit	—	(218,345)
Other	(3,534)	471
Net cash used in investing activities	(122,639)	(146,205)

Financing activities

Principal payments on federal coal leases	(7,496)	(6,898)
Other	(2,060)	—
Distributions to Rio Tinto	—	(164)
Net cash used in financing activities	(9,556)	(7,062)

Net increase (decrease) in cash and cash equivalents	(13,392)	(18,754)
Cash and cash equivalents at beginning of period	340,101	268,316
Cash and cash equivalents at end of period	$326,709	$249,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

(SUBSIDIARIES OF CLOUD PEAK ENERGY INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$387,679	$341,603	$744,224	$652,596
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	287,837	240,173	549,018	456,841
Depreciation and depletion	9,133	25,508	34,248	49,215
Amortization	—	—	—	3,197
Accretion	3,096	3,248	6,436	6,566
Selling, general and administrative expenses	12,907	14,368	25,934	30,645
Total costs and expenses	312,973	283,297	615,636	546,464
Operating income	74,706	58,306	128,588	106,132
Other income (expense)
Interest income	181	132	316	227
Interest expense	(8,454)	(12,006)	(20,672)	(24,782)
Other, net	(93)	39	69	39
Total other expense	(8,366)	(11,835)	(20,287)	(24,516)
Income before income tax provision and earnings from unconsolidated affiliates	66,340	46,471	108,301	81,616
Income tax benefit	54,096	—	38,803	—
Earnings from unconsolidated affiliates, net of tax	1,507	1,814	1,612	2,232
Net income	$121,943	$48,285	$148,716	$83,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

(SUBSIDIARIES OF CLOUD PEAK ENERGY INC.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$326,709	$340,100
Restricted cash	160,827	182,072
Accounts receivable, net	73,659	65,173
Inventories	73,362	64,970
Deferred income taxes	21,549	15,069
Other assets	31,322	10,743
Total current assets	687,428	678,127

Non-current assets
Property, plant and equipment, net	1,296,389	1,008,337
Goodwill	35,634	35,634
Deferred income taxes	115,599	78,964
Other assets	34,507	38,305
Total assets	$2,169,557	$1,839,367
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$53,894	$81,842
Royalties and production taxes	126,126	127,038
Accrued expenses	45,768	46,777
Due to related parties	13,952	10,864
Current portion of federal coal lease obligations	96,093	54,630
Other liabilities	4,845	4,880
Total current liabilities	340,678	326,031

Non-current liabilities
Senior notes	595,876	595,684
Federal coal lease obligations, net of current portion	239,158	63,659
Asset retirement obligations, net of current portion	170,002	182,170
Other liabilities	35,612	32,564
Total liabilities	1,381,326	1,200,108
Commitments and contingencies (Note 9)

Equity
Member’s equity	802,471	653,917
Accumulated other comprehensive loss	(14,240)	(14,658)
Total member’s equity	788,231	639,259
Total liabilities and member’s equity	$2,169,557	$1,839,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

(SUBSIDIARIES OF CLOUD PEAK ENERGY INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$148,716	$83,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	34,248	49,215
Amortization	—	3,197
Accretion	6,436	6,566
Earnings from unconsolidated affiliates	(1,612)	(2,232)
Distributions of income from unconsolidated affiliates	2,000	15
Deferred income taxes	(44,257)	—
Other, net	6,353	2,296
Changes in operating assets and liabilities:
Accounts receivable, net	(8,486)	4,869
Inventories	(8,278)	(4,238)
Due to or from related parties	3,088	11,563
Other assets	(16,551)	(13,072)
Accounts payable and accrued expenses	564	(4,654)
Asset retirement obligations	(3,255)	(2,685)
Net cash provided by operating activities	118,966	134,688

Investing activities
Purchases of property, plant and equipment	(71,019)	(8,511)
Initial payment on federal coal leases	(69,407)	—
Return of restricted cash	21,321	80,180
Restricted cash deposit	—	(218,345)
Other	(3,534)	471
Net cash used in investing activities	(122,639)	(146,205)

Financing activities
Principal payments on federal coal leases	(7,496)	(6,898)
Other	(2,060)	—
Distributions to Members	(162)	(340)
Net cash used in financing activities	(9,718)	(7,238)

Net increase (decrease) in cash and cash equivalents	(13,391)	(18,755)
Cash and cash equivalents at beginning of period	340,100	268,316
Cash and cash equivalents at end of period	$326,709	$249,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Organization and Principles of Consolidation

We are one of the largest producers of coal in the U.S. and in the Powder River Basin (“PRB”) based on 2010 coal production.  We operate some of the safest mines in the coal industry.  For 2010, Mine Safety and Health Administration (“MSHA”) data for employee injuries showed our mines had one of the lowest employee all injury incident rates among the ten largest U.S. coal producing companies.  We operate solely in the PRB, the lowest cost of the major coal producing regions in the U.S., and operate two of the four largest coal mines in the region and in the U.S.  Our operations include three wholly-owned surface coal mines, two of which, the Antelope mine and the Cordero Rojo mine, are in Wyoming and one of which, the Spring Creek mine, is in Montana.  We also own a 50% non-operating interest in a fourth surface coal mine in Montana, the Decker mine.  We produce sub-bituminous steam coal with low sulfur content and sell our coal primarily to domestic electric utilities.

“Cloud Peak Energy,” “we,” “us,” “our” or the “Company” refer collectively to Cloud Peak Energy Inc. (“CPE Inc.”), Cloud Peak Energy Resources LLC (“CPE Resources”) and their consolidated subsidiaries.  Those terms also include RTEA (defined below) with respect to periods prior to the IPO (defined below), when RTEA was the parent company of CPE Resources and its subsidiaries.  Unless separately stated, the notes herein relate to both CPE Inc. and CPE Resources.

CPE Inc. was incorporated in Delaware on July 31, 2008 and had no business operations prior to November 19, 2009, when it acquired its coal business in connection with the initial public offering of its common stock (“IPO”).  Prior to its IPO, CPE Inc. was a wholly-owned subsidiary of Rio Tinto America Inc. (“Rio Tinto America”) and was an indirect subsidiary of Rio Tinto plc, one of the largest mining companies in the world.  CPE Inc. used the net proceeds from its IPO to repay a promissory note that was issued on November 19, 2009 in exchange for the managing member interest in CPE Resources from Rio Tinto Energy America Inc. (“RTEA”), a wholly-owned subsidiary of Rio Tinto America that historically had operated Rio Tinto’s western U.S. coal business.  CPE Resources was formed as Rio Tinto Sage LLC on August 19, 2008 and was renamed CPE Resources in November 2009.  RTEA was formed in March 1993 as Kennecott Coal Company and was renamed Rio Tinto Energy America Inc. in May 2006.  Prior to the IPO, RTEA had contributed to CPE Resources substantially all of the assets used in Rio Tinto’s western U.S. coal business.  As used herein, “Rio Tinto” refers to Rio Tinto plc and Rio Tinto Limited and their direct and indirect subsidiaries, including Rio Tinto Energy America Inc. and Rio Tinto America Inc.

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

Basis of Presentation

CPE Inc. conducts all of its business through CPE Resources and its subsidiaries.  CPE Inc.’s consolidated financial statements are substantially identical to CPE Resources’s financial statements, with the following exceptions:

•                  Noncontrolling interest (see Note 7)

•                  Earnings per share (see Note 8)

•                  Tax Receivable Agreement (see Note 9) and deferred tax assets relating thereto (see Note 6)

•                  Supplemental guarantor information (see Note 13)

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the audited consolidated financial statements as of December 31, 2010 and 2009, and for each of the three years ended December 31, 2010, included in our Annual Reports on Form 10-K for the year ended December 31, 2010 (“2010 Forms 10-K”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly in all material respects the financial position as of June 30, 2011, and the results of operations and cash flows for the three and six months ended June 30, 2011 and 2010, in conformity with U.S. GAAP.  Interim results for the three and six months ended June 30, 2011, may not be indicative of results that will be realized for the full year ending December 31, 2011.

2.  Inventories

Inventories, net, consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Materials and supplies	$67,275	$59,740
Coal stockpiles and finished product	6,087	5,230
	$73,362	$64,970

Materials and supplies are stated net of an obsolescence allowance of $794,000 and $586,000 as of June 30, 2011 and December 31, 2010, respectively.  We recognized a provision to increase the allowance by $163,000 and $317,000 and recorded inventory charge-offs of $81,000 and $109,000 against the provision for the three and six months ended June 30, 2011.

We recognized a provision to increase the allowance by $112,000 and $396,000 and recorded inventory charge-offs of $19,000 and $405,000 against the provision for the three and six months ended June 30, 2010.

3.  Fair Value of Financial Instruments

Our financial instruments included cash and cash equivalents, restricted cash, accounts receivable, amounts due from related parties, accounts payable, and certain current liabilities.  Due to the short-term nature of these instruments, we believe that their carrying amounts approximated fair value.  In addition, we have long-term debt consisting primarily of the senior notes and federal coal lease obligations.  The approximate fair values of our senior notes and federal coal lease obligations were $650 million and $368 million, respectively, at June 30, 2011.  The fair value of the senior notes was based on market prices as of June 30, 2011.  The fair value estimates for federal coal lease obligations were determined by discounting the remaining lease payments using a current estimate of the credit-adjusted, risk-free interest rate based on our current credit rating.  The fair value of other long-term debt approximated its carrying amount at June 30, 2011.

4.  Long-Term Debt

On June 3, 2011, CPE Resources entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent, and a syndicate of lenders.

The Amended Credit Agreement establishes a commitment to provide us with a $500.0 million senior secured revolving credit facility, which can be used to borrow funds or issue letters of credit.  Subject to the satisfaction of certain conditions, we may elect to increase the size of the revolving credit facility and/or request the addition of one or more new tranches of term loans in a combined amount of up to $200.0 million.  Our obligations under the credit facility are secured by substantially all of CPE Resources’s assets and substantially all of the assets of certain of CPE Resources’s subsidiaries, subject to certain permitted liens and customary exceptions for similar coal financings.  Our obligations under the credit facility are also supported by a guarantee by CPE Resources’s domestic restricted subsidiaries.  The credit facility matures on June 3, 2016.

The Amended Credit Agreement replaced our previous $400.0 million revolving credit facility agreement dated November 25, 2009.  There were no borrowings outstanding under the previous credit facility at the time of replacement or at December 31, 2010.  At the time of refinancing, we recorded a charge of $1.0 million to write off certain deferred financing

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

costs as certain banks of the syndicate changed and recorded $2.2 million of new deferred financing costs.  The aggregate deferred financing costs are being amortized on a straight-line basis to interest expense over the five-year term of the Amended Credit Agreement.

Loans under the credit facility bear interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of between 1.75% and 2.50%, depending on CPE Resources’s leverage ratio (2.50% at June 30, 2011).  We will pay the lenders a commitment fee between 0.25% and 0.50% per year, depending on CPE Resources’s leverage ratio, on the unused amount of the credit facility.  Letters of credit issued under the credit facility, unless drawn upon, will incur a per annum fee from the date at which they are issued between 1.75% and 2.50% depending on CPE Resources’s leverage ratio.  Letters of credit that are drawn upon are converted to loans. In addition, in connection with the issuance of a letter of credit, we are required to pay the issuing bank a fronting fee of 0.25% per annum.

The Amended Credit Agreement contains financial covenants based on EBITDA (which is defined in the Amended Credit Agreement, and is not the same as EBITDA or Adjusted EBITDA otherwise presented) requiring us to maintain defined minimum levels of interest coverage and providing for a limitation on our leverage ratio.  Specifically, the Amended Credit Agreement requires us to maintain (a) a ratio of EBITDA to consolidated net cash interest expense equal to or greater than (i) 2.50 to 1 through June 30, 2013 and (ii) 2.75 to 1 from July 1, 2013 to maturity, and (b) a ratio of funded debt to EBITDA equal to or less than (i) 3.75 to 1 through June 30, 2013 and (ii) 3.50 to 1 from July 1, 2013 to maturity.  Our federal coal lease obligations are not considered debt under our covenant calculations.

The Amended Credit Agreement also requires us to comply with non-financial covenants that restrict certain corporate activities.  These covenants include restrictions on our ability to incur additional debt and pay dividends, among other restrictive covenants.  The Amended Credit Agreement also contains customary events of default with customary grace periods and thresholds.  Our ability to access the available funds under the credit facility may be impaired in the event that we do not comply with the covenant requirements or if we default on our obligations under the Amended Credit Agreement.  At June 30, 2011, we were in compliance with the covenants contained in our Amended Credit Agreement.

5.  Federal Coal Lease Obligations

During the three months ended June 30, 2011, we were the successful bidder on certain mining rights in the West Antelope II North (“WAII North”) and West Antelope II South (“WAII South”) Coal Tracts in the PRB.

On May 11, 2011, we successfully won the lease sale of WAII North with a bid of $297.7 million, or approximately $0.85 per ton, based on the Bureau of Land Management’s (“BLM”) estimate of 350 million mineable tons.  We submitted a payment for $59.5 million on May 11, 2011, and four additional payments in the same amount will be payable annually on July 1, the date of the lease award, beginning in 2012.

On June 15, 2011, we successfully won the lease sale of WAII South with a bid of $49.3 million, or approximately $0.875 per ton, based on the BLM’s estimate of 56 million mineable tons. We submitted a payment for $9.9 million on June 15, 2011, and four additional payments in the same amount will be payable annually on the anniversary of the lease award.

On July 1, 2011, the BLM issued the coal lease for WAII North.  We expect the BLM to issue the WAII South coal lease in the third quarter.  Accordingly, we recognized $293.9 million of mineral rights in our long-term assets along with a corresponding liability of $224.5 million, representing the discounted amount of the future lease payment obligations at June 30, 2011.  Interest will be capitalized, resulting in a reduction of interest expense, as activities occur necessary to get these assets ready for their intended use, and generally will cease when all permits necessary to mine are received.

The successful bids were also a triggering event for updating our estimates of our asset retirement obligation and tax agreement liabilities.  The addition of the new mining rights impacted the asset retirement obligation as Antelope mine’s life is now expected to be approximately 12 years longer, which reduced the discounted value of the future liability.  The resulting non-cash credit reduced depreciation and depletion expense on the unaudited condensed consolidated statements of operations by $15.7 million for the three and six months ended June 30, 2011, as the change exceeded the carrying amount of the related asset retirement cost.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CPE Inc.

The addition of the new mining rights also impacted our estimates of future taxable income.  The increased estimate of future taxable income will allow CPE Inc. to realize increased portions of the tax benefit generated as a result of the IPO and Secondary Offering transactions.

6.  Income Taxes

For periods prior to the Secondary Offering, CPE Inc. did not recognize any income taxes that Rio Tinto was subject to in connection with its noncontrolling interest in CPE Resources as it was generally a nontaxable entity.  Subsequent to the Secondary Offering, CPE Inc. recognizes income tax on 100% of the pre-tax income of CPE Resources.  Further, subsequent to the Secondary Offering, CPE Resources is no longer treated as a partnership and must recognize income taxes on a stand-alone, separate return basis.

The following table summarizes income taxes (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income tax (benefit) provision (CPE Inc.)	$(69,480)	$8,777	$(54,187)	$15,500
Effective tax rate (CPE Inc.)	(294.3)%	18.9%	(82.6)%	19.0%

Income tax benefit (CPE Resources)	$(54,096)	$—	$(38,803)	$—
Effective tax rate (CPE Resources)	(81.5)%	—	(35.8)%	—

CPE Inc.

The effective tax rate decreased in the three and six months ended June 30, 2011, compared with the three and six months ended June 30, 2010.  The successful bids for the WAII North and WAII South Coal Tracts increased our estimate of future taxable income; therefore, we expect to be able to realize the benefit of an additional $78.2 million of our deferred tax assets, against which we had previously recorded a valuation allowance.

CPE Resources

The effective tax rate decreased in the three and six months ended June 30, 2011, compared with the three and six months ended June 30, 2010.  The successful bids for the WAII North and WAII South Coal Tracts increased our estimate of future taxable income; therefore, we expect to be able to realize the benefit of an additional $78.2 million of our deferred tax assets, against which we had previously recorded a valuation allowance.  This tax benefit was partially offset by CPE Resources’s change in status from an entity generally not subject to income taxes prior to the Secondary Offering to an entity that must now recognize taxes on a stand-alone, separate return basis.

7.  Comprehensive Income

Comprehensive income includes net income and other comprehensive income arising from activity related to our employee benefit plans.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CPE Inc.

The following tables summarize total comprehensive income as well as the allocation between the controlling and noncontrolling interests, when applicable (in thousands). There was no noncontrolling interest for 2011.

	Three Months Ended June 30,
	2011	2010
	Total	Controlling Interest	Noncontrolling Interest	Total
Net income	$94,594	$15,858	$23,312	$39,170
Other comprehensive income (loss):
Retiree medical plan adjustment	326	164	153	317
Income taxes on retiree medical plan adjustment	(117)	(60)	—	(60)
Total other comprehensive income	209	104	153	257
Total comprehensive income	$94,803	$15,962	$23,465	$39,427

	Six Months Ended June 30,
	2011	2010
	Total	Controlling Interest	Noncontrolling Interest	Total
Net income	$121,367	$27,455	$40,477	$67,932
Other comprehensive income (loss):
Retiree medical plan adjustment	653	400	374	774
Income taxes on retiree medical plan adjustment	(235)	(145)	—	(145)
Total other comprehensive income	418	255	374	629
Total comprehensive income	$121,785	$27,710	$40,851	$68,561

CPE Resources

The following table summarizes total comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$121,943	$48,285	$148,716	$83,848
Other comprehensive income (loss):
Retiree medical plan adjustment	326	317	653	774
Income taxes on retiree medical plan adjustment	(117)	—	(235)	—
Total other comprehensive loss	209	317	418	774
Total comprehensive income	$122,152	$48,602	$149,134	$84,622

8.  Earnings per Share (CPE Inc. only)

Dilutive potential common shares include restricted shares and options issued under our Long Term Incentive Plan (“LTIP”) and, until the date of the Secondary Offering, common shares that might have been issued in exchange for CPE Resources common membership units held by Rio Tinto.  For 2010, until the date of the Secondary Offering, we applied the if-converted method to determine dilution from the exchange of common membership units.  In applying the if-converted

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

method, we assumed that Rio Tinto had exchanged all of its common membership units in CPE Resources for an equivalent number of shares of CPE Inc. common stock.  In this calculation, we increased the numerator to include CPE Resources’s income attributable to the noncontrolling interest and decreased the numerator to reflect the additional income tax expense that results from the attribution of additional CPE Resources’s income to CPE Inc.’s controlling interest in CPE Resources.  The calculation of such additional income tax expense reflected our combined federal and state statutory rate of 36%.

We apply the treasury stock method to determine dilution from restricted shares and options.

The following table summarizes the calculation of diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator for calculation of diluted earnings per share:
Income attributable to controlling interest shareholders	$94,594	$15,858	$121,367	$27,455
Add back income attributable to the noncontrolling interest, net of estimated income taxes	—	14,920	—	25,905
Numerator for diluted income per share	$94,594	$30,778	$121,367	$53,360
Denominator for basic income per share — weighted-average shares outstanding	60,002	30,600	60,001	30,600
Weighted-average common shares from assumed exchange of CPE Resources common membership units held by noncontrolling interest	—	29,400	—	29,400
Dilutive effect of stock equivalents	596	140	604	120
Denominator for diluted earnings per share	60,598	60,140	60,605	60,120
Diluted earnings per share	$1.56	$0.51	$2.00	$0.89

For the periods presented, the following items were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Restricted shares	17,282	33,510	15,532	2,400
Options outstanding	59,828	1,059,384	146,354	1,059,384

9.  Commitments and Contingencies

Commitments

As of June 30, 2011, we had outstanding capital purchase commitments of $46.8 million and coal purchase commitments of $5.6 million.

In April 2008, we entered into an agreement to purchase land adjacent to our Antelope mine, whereby the seller will require us to pay a purchase price of up to $23.7 million which will close between April 2013 and April 2018.

In the second quarter of 2011, we entered into agreements for the shipments of coal for future periods.  The cumulative minimum payments for shipping services for all agreements entered into during the second quarter were $117.0 million.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tax Receivable Agreement (CPE Inc. only)

In connection with the IPO, CPE Inc. entered into a Tax Receivable Agreement with Rio Tinto and recognized a liability for the undiscounted amounts that CPE Inc. estimated will be paid to Rio Tinto under this agreement.  The amounts to be paid will be determined based on a calculation of future income tax savings that CPE Inc. actually realizes as a result of the tax basis increase that resulted from the IPO and Secondary Offering transactions.  Generally, CPE Inc. retains 15% of the realized tax savings generated from the tax basis step-up and Rio Tinto is entitled to the remaining 85%.  Periodically, CPE Inc. will adjust the estimated liability to reflect an updated forecast of future taxable income and these adjustments will be reflected in CPE Inc.’s operating results.  The assumptions reflected in CPE Inc.’s estimates involve significant judgment and are subject to substantial uncertainty about future events.

The successful bids for the WAII North and WAII South Coal Tracts were a triggering event for updating our estimates of the tax agreement liability.  This resulted in an increase in the undiscounted estimated future liability due to Rio Tinto under the Tax Receivable Agreement, resulting in a $42.7 million charge to non-operating income for the three and six months ended June 30, 2011. Related adjustments of $15.4 million to the net value of deferred tax assets are recorded through income tax benefit at June 30, 2011.

As of June 30, 2011, CPE Inc. recognized a total $232.8 million undiscounted liability for its estimated payments to Rio Tinto under the Tax Receivable Agreement, of which $18.2 million and $214.7 million were classified as current and noncurrent, respectively.  The estimated liability was based on forecasts of future taxable income over the anticipated life of the mining operations and reclamation activities, assuming no additional coal reserves are acquired. The amounts to be paid will be determined based on a calculation of future income tax savings that CPE Inc. actually realizes as a result of the tax basis increase that resulted from the IPO and Secondary Offering transactions.

The assumptions used in CPE Inc.’s forecasts are subject to substantial uncertainty about future business operations and the actual amount and timing of payments that are required to be made under the Tax Receivable Agreement could differ materially from our estimates.  Based on our estimates as of June 30, 2011, CPE Inc. is expected to make payments of $18.2 million in 2011 and annual payments averaging approximately $26.5 million during 2012 to 2015.  CPE Inc. is obligated to make these payments and expects to obtain funding for these payments by causing CPE Resources to distribute cash to its owner, CPE Inc.  CPE Inc.’s payments under the Tax Receivable Agreement would be greater if CPE Resources generates income significantly in excess of its current estimated future taxable income over the anticipated life of its mines, for example, because CPE Resources acquires additional coal leases beyond its existing coal leases and, as a result, CPE Inc. realizes the full tax benefit of such increased tax bases (or an increased portion thereof).  Required payments under the Tax Receivable Agreement also may increase or become accelerated as a result of certain asset transfers outside the ordinary course of business, a change in control of CPE Resources, or a default by CPE Inc.

Contingencies

Litigation

ONRR Litigation — Decker Mine

The Office of Natural Resources Revenue (“ONRR”) (formerly the Mineral Management Service), a federal agency with responsibility for collecting royalties on coal produced from federal coal leases, issued two disputed assessments against Decker Coal Company (“Decker”): one for coal produced from 1986-1992, and the other for coal produced from 1993-2001.  Both assessments concern coal sold by Decker to Big Horn Coal Company, or Big Horn, and Black Butte Coal Company, or Black Butte, and in turn resold by those entities to Commonwealth Edison Company (“Commonwealth Edison”) to satisfy requirements under long-term contracts between those entities and Commonwealth Edison.  The ONRR maintained that Decker’s royalties should not be based on the prices at which Decker actually sold coal to Big Horn and Black Butte because ONRR did not believe those prices represented the results of arm’s length negotiation.  ONRR based this conclusion on the facts that those entities were both affiliates of KCP, Inc., formerly known as Kiewit Coal Properties, Inc., which is also a 50% owner of Decker, and that the sales were contingent on Big Horn’s and Black Butte’s ability to resell the coal to Commonwealth Edison, which did not leave Big Horn and Black Butte at market risk.  Instead, the ONRR assessed Decker’s royalties based on the higher prices set under Big Horn’s and Black Butte’s separate long-term contracts with Commonwealth Edison.

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

With respect to the period 1993-2001, the ONRR assessed approximately $7.5 million plus interest, which was estimated to be approximately $11 million inclusive of interest.  Decker appealed the ONRR assessment through the administrative process with the ONRR and that appeal was unsuccessful.  A further appeal was filed before the United States District Court for the District of Montana.  In February 2010, the District Court vacated the administrative order from the Interior Board of Land Appeals affirming the ONRR assessment.  The District Court remanded the case to the ONRR for further review and noted that the remand would not unduly prejudice Decker in light of the District Court’s opinion in Decker I.  There is no ONRR assessment currently pending against Decker for the 1993 — 2001 period.

We have not accrued a liability in our consolidated financial statements with respect to this matter as any potential losses are not considered to be probable and reasonably estimable.  If the ONRR issues a new assessment for the 1993 — 2001 period, Decker believes it will have substantive challenges to any such assessment in light of the District Court’s decision in Decker I.  Decker also believes that it has contractual price escalation protection from any increased assessments for 1993-2001; and that, in addition, Commonwealth Edison has indemnified Black Butte with respect to the 1993-2001 assessment, and that in furtherance of that obligation, Commonwealth Edison or its parent company, Exelon Generation, Inc., has therefore agreed to indemnify Decker directly for such matters.  If a new assessment is issued by the ONRR for the 1993 — 2001 period and is upheld and the indemnities and/or price protections were ultimately not available to Decker, the resulting Decker liability could be material.  As a result of our 50% ownership interest in Decker, our financial results could in turn be materially adversely affected.  We consider Decker’s conclusions to be reasonable; however, we have not relied upon Decker’s conclusions in reaching our decision that any potential losses are not considered probable and reasonably estimable.

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

Other Legal Proceedings

We are involved in other legal proceedings arising in the ordinary course of business and may become involved in additional proceedings from time to time.  We believe that there are no other legal proceedings pending that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.  Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or an accrual within a particular fiscal period may adversely impact our results of operations for that period.  In addition to claims and lawsuits against us, our leases by application (“LBAs”), permits and other industry regulatory processes and approvals may also be subject to legal challenges that may adversely impact our mining operations and results.  For example, the BLM’s process of environmental review related to the WAII North and WAII South Coal Tracts is subject to pending legal challenges filed by environmental organizations against the BLM and the Secretary of the Interior.

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

Several audits involving our taxes other than income taxes are currently in progress.  We have provided our best estimate of taxes and related interest and penalties due for potential adjustments that may result from the resolution of such tax audits.

Concentrations of Risk and Major Customers

Approximately 81% of our revenues for the six months ended June 30, 2011 were under multi-year contracts that specify pricing terms compared to 84% for the six months ended June 30, 2010.  While the majority of the contracts are fixed-price, certain contracts have adjustment provisions for determining periodic price changes.  For the six months ended June 30, 2011 and 2010, there was no single customer that represented more than 10% of consolidated revenues.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  The credit risk is controlled through credit approvals and monitoring procedures.

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

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company, or provide a letter of credit, typically through a bank.  Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  As of June 30, 2011, we had $10.5 million of standby letters of credit and $528.3 million of performance bonds outstanding (including our proportional share of the Decker mine) to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.

10.  Postretirement Medical Plan

We maintain an unfunded postretirement medical plan to provide certain postretirement medical benefits to eligible employees, which do not include Decker employees. Net periodic postretirement benefit costs included the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$754	$579	$1,508	$1,158
Interest cost	320	247	641	494
Amortization of prior service cost	326	316	652	773
Net periodic benefit cost	$1,400	$1,142	$2,801	$2,425

11.  Related Party Transactions

Transitional Support Services

Following the IPO, Rio Tinto affiliates provided certain transitional support services to us pursuant to a transition services agreement.  Costs incurred under this agreement were included in selling, general and administrative expenses and totaled $495,000 and $990,000 for the three and six months ended June 30, 2010, respectively.

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2010, $41,000 and $683,000 in fees Rio Tinto charged us in connection with transitional support of our credit arrangements was included in interest expense.

We began leasing office space from Rio Tinto America during 2007 under an agreement which terminated in August 2010.  Rental expense for this lease was $92,000 and $184,000 for the three and six months ended June 30, 2010.

Coal Sales

Revenues included sales of coal to Venture Fuels Partnership, a coal marketing company in which we own a 50% joint venture interest, of $7.8 million and $9.6 million for the three and six months ended June 30, 2011, respectively, compared to $8.2 million and $9.8 million for the three and six months ended June 30, 2010, respectively.

12.  Segment Information

Our management reviews, manages, and operates our business as a single operating segment - the production of low sulfur, steam coal from surface mines, located in the Western region of the U.S. within the PRB, which is sold to electric utilities and industrial customers.

The following table presents a summary of total revenues from external customers by geographic location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	$298,552	$300,971	$604,754	$576,992
Other	89,127	40,632	139,470	75,604
Total revenues from external customers	$387,679	$341,603	$744,224	$652,596

We attribute revenue to individual countries based on the location of the customer.  Our sales outside of the United States are made primarily to customers in Asia and Canada.  All of our revenues for the six months ended June 30, 2011 and 2010 originated in the U.S.

As of June 30, 2011 and December 31, 2010, all of our long-lived assets were located in the U.S.

13.  Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only)

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

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2011 (in thousands)
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$380,233	$7,446	$—	$387,679
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	1	280,552	7,284	—	287,837
Depreciation and depletion	487	8,195	451	—	9,133
Amortization and accretion	—	2,151	945	—	3,096
Selling, general and administrative expenses	11,062	1,845	—	—	12,907
Total costs and expenses	11,550	292,743	8,680	—	312,973
Operating income	(11,550)	87,490	(1,234)	—	74,706
Other income (expense)
Interest income and other, net	181	(93)	—	—	88
Interest expense	(8,760)	321	(15)	—	(8,454)
Total other expense	(8,579)	228	(15)	—	(8,366)
Income from continuing operations before income tax provision and earnings (losses) from affiliates	(20,129)	87,718	(1,249)	—	66,340
Income tax benefit	5,917	39,784	8,395	—	54,096
Earnings from unconsolidated affiliates	10	1,497	—	—	1,507
Earnings (losses) from consolidated affiliates	136,145	7,146	—	(143,291)	—
Net income	$121,943	$136,145	$7,146	$(143,291)	$121,943

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2010 (in thousands)
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$22	$334,832	$6,749	$—	$341,603
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	—	234,069	6,104	—	240,173
Depreciation and depletion	466	24,516	526	—	25,508
Amortization and accretion	—	2,373	875	—	3,248
Selling, general and administrative expenses	5,963	8,168	237	—	14,368
Total costs and expenses	6,429	269,126	7,742	—	283,297
Operating income	(6,407)	65,706	(993)	—	58,306
Other income (expense)
Interest income and other, net	145	25	1	—	171
Interest expense	(12,337)	345	(14)	—	(12,006)
Total other expense	(12,192)	370	(13)	—	(11,835)
Income from continuing operations before income tax provision and earnings (losses) from affiliates	(18,599)	66,076	(1,006)	—	46,471
Earnings from unconsolidated affiliates, net of tax	—	1,814	—	—	1,814
Earnings (losses) from consolidated affiliates, net of tax	66,884	(1,006)	—	(65,878)	—
Net income	$48,285	$66,884	$(1,006)	$(65,878)	$48,285

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2011 (in thousands)
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$733,563	$10,661	$—	$744,224
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	12	537,792	11,214	—	549,018
Depreciation and depletion	964	32,666	618	—	34,248
Amortization and accretion	—	4,502	1,934	—	6,436
Selling, general and administrative expenses	22,789	3,145	—	—	25,934
Total costs and expenses	23,765	578,105	13,766	—	615,636
Operating income	(23,765)	155,458	(3,105)	—	128,588
Other income (expense)
Interest income and other, net	315	69	1	—	385
Interest expense	(20,165)	(478)	(29)	—	(20,672)
Total other expense	(19,850)	(409)	(28)	—	(20,287)
Income from continuing operations before income tax provision and earnings (losses) from affiliates	(43,615)	155,049	(3,133)	—	108,301
Income tax provision	13,990	15,725	9,088	—	38,803
Earnings from unconsolidated affiliates	18	1,594	—	—	1,612
Earnings (losses) from consolidated affiliates	178,323	5,955	—	(184,278)	—
Net income	$148,716	$178,323	$5,955	$(184,278)	$148,716

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2010 (in thousands)
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$78	$642,477	$10,041	$—	$652,596
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	(11)	447,466	9,386	—	456,841
Depreciation and depletion	1,035	47,413	767	—	49,215
Amortization and accretion	—	7,895	1,868	—	9,763
Selling, general and administrative expenses	12,952	17,339	354	—	30,645
Total costs and expenses	13,976	520,113	12,375	—	546,464
Operating income	(13,898)	122,364	(2,334)	—	106,132
Other income (expense)
Interest income and other, net	239	25	2	—	266
Interest expense	(24,136)	(617)	(29)	—	(24,782)
Total other expense	(23,897)	(592)	(27)	—	(24,516)
Income from continuing operations before income tax provision and earnings (losses) from affiliates	(37,795)	121,772	(2,361)	—	81,616
Earnings from unconsolidated affiliates, net of tax	10	2,222	—	—	2,232
Earnings (losses) from consolidated affiliates, net of tax	121,633	(2,361)	—	(119,272)	—
Net income	$83,848	$121,633	$(2,361)	$(119,272)	$83,848

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Balance Sheet

	June 30, 2011 (in thousands)
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$313,956	$3	$12,750	$—	$326,709
Restricted cash	160,827	—	—	—	160,827
Accounts receivable, net	—	68,532	5,127	—	73,659
Inventories	5,475	63,363	4,524	—	73,362
Due from related parties	—	198,136	2,413	(200,549)	—
Deferred income taxes and other assets	—	53,636	130	(895)	52,871
Total current assets	480,258	383,670	24,944	(201,444)	687,428
Property, plant and equipment, net	5,647	1,287,634	3,108	—	1,296,389
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	20,770	76,346	18,483	—	115,599
Investments and other assets	1,098,832	—	—	(1,064,325)	34,507
Total assets	$1,605,507	$1,783,284	$46,535	$(1,265,769)	$2,169,557

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,814	$85,919	$7,929	$—	$99,662
Royalties and production taxes	—	123,995	2,131	—	126,126
Due to related parties	214,501	—	—	(200,549)	13,952
Deferred income taxes	895	—	—	(895)	—
Current portion federal coal lease obligations	—	96,093	—	—	96,093
Current portion of other long-term debt	43	3,836	966	—	4,845
Total current liabilities	221,253	309,843	11,026	(201,444)	340,678
Senior notes	595,876	—	—	—	595,876
Federal coal lease obligations, net of current portion	—	239,158	—	—	239,158
Asset retirement obligations, net of current portion	—	107,922	62,080	—	170,002
Other liabilities	147	51,694	3,716	(19,945)	35,612
Total liabilities	817,276	708,617	76,822	(221,389)	1,381,326
Commitments and contingencies (Note 9)
Total member’s equity	788,231	1,074,667	(30,287)	(1,044,380)	788,231
Total liabilities and member’s equity	$1,605,507	$1,783,284	$46,535	$(1,265,769)	$2,169,557

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Balance Sheet

	December 31, 2010 (in thousands)
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$322,010	$4	$18,086	$—	$340,100
Restricted cash	182,072	—	—	—	182,072
Accounts receivable, net	—	63,913	1,260	—	65,173
Inventories	5,069	55,907	3,994	—	64,970
Due from related parties	—	172,985	2,413	(175,398)	—
Deferred income taxes and other assets	—	26,641	64	(893)	25,812
Total current assets	509,151	319,450	25,817	(176,291)	678,127
Property, plant and equipment, net	5,165	999,464	3,708	—	1,008,337
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	1,389	68,180	9,395	—	78,964
Investments and other assets	911,304	—	—	(872,999)	38,305
Total assets	$1,427,009	$1,422,728	$38,920	$(1,049,290)	$1,839,367

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,685	$117,803	$6,131	$—	$128,619
Royalties and production taxes	—	124,623	2,415	—	127,038
Due to related parties	186,262	—	—	(175,398)	10,864
Deferred income taxes	893	—	—	(893)	—
Current portion of federal coal lease obligations	—	54,630	—	—	54,630
Current portion of other long-term debt	52	3,862	966	—	4,880
Total current liabilities	191,892	300,918	9,512	(176,291)	326,031
Senior notes	595,684	—	—	—	595,684
Federal coal lease obligations, net of current portion	—	63,659	—	—	63,659
Asset retirement obligations, net of current portion	—	119,998	62,172	—	182,170
Other liabilities	174	61,644	3,478	(32,732)	32,564
Total liabilities	787,750	546,219	75,162	(209,023)	1,200,108
Commitments and contingencies (Note 9)
Total member’s equity	639,259	876,509	(36,242)	(840,267)	639,259
Total liabilities and member’s equity	$1,427,009	$1,422,728	$38,920	$(1,049,290)	$1,839,367

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2011 (in thousands)
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(22,018)	$146,195	$(5,211)	$118,966

Investing activities
Purchases of property, plant and equipment	(5,160)	(65,734)	(125)	(71,019)
Initial payment on federal coal leases	—	(69,407)	—	(69,407)
Return of restricted cash	21,321	—	—	21,321
Other	—	(3,534)	—	(3,534)
Net cash provided by (used in) investing activities	16,161	(138,675)	(125)	(122,639)

Financing activities
Principal payments on federal coal leases	—	(7,496)	—	(7,496)
Distributions to Rio Tinto America	(162)	—	—	(162)
Other	(2,035)	(25)	—	(2,060)
Net cash used in financing activities	(2,197)	(7,521)	—	(9,718)

Net decrease in cash and cash equivalents	(8,054)	(1)	(5,336)	(13,391)

Cash and cash equivalents at beginning of period	322,010	4	18,086	340,100
Cash and cash equivalents at the end of period	$313,956	$3	$12,750	$326,709

CLOUD PEAK ENERGY INC. AND SUBSIDIARIES AND

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2010 (in thousands)
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$125,980	$11,966	$(3,258)	$134,688

Investing activities
Purchases of property, plant and equipment	(2,960)	(5,539)	(12)	(8,511)
Proceeds from sales of assets	—	471	—	471
Return of restricted cash	80,180	—	—	80,180
Restricted cash deposit	(218,345)	—	—	(218,345)
Net cash used in investing activities	(141,125)	(5,068)	(12)	(146,205)

Financing activities
Repayments on other long-term debt	—	(6,898)	—	(6,898)
Distributions to Members	(340)	—	—	(340)
Net cash used in financing activities	(340)	(6,898)	—	(7,238)

Net decrease in cash and cash equivalents	(15,485)	—	(3,270)	(18,755)

Cash and cash equivalents at beginning of period	246,470	—	21,846	268,316
Cash and cash equivalents at the end of period	$230,985	$—	$18,576	$249,561

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note

Cloud Peak Energy Resources LLC (“CPE Resources”) is the sole direct subsidiary of Cloud Peak Energy Inc. (“CPE Inc.”), providing 100 percent of CPE Inc.’s total consolidated revenue for the three and six months ended June 30, 2011 and constituting nearly 100 percent of CPE Inc.’s total consolidated assets as of June 30, 2011.

Unless the context indicates otherwise, the terms the “Company”, “we”, “us”, and “our” refer to both CPE Inc. and CPE Resources and their subsidiaries.  Discussions or areas of this report that either apply only to CPE Inc. or CPE Resources are clearly noted in such sections.  As used herein, “Rio Tinto” refers to Rio Tinto plc and Rio Tinto Limited and their direct and indirect subsidiaries, including Rio Tinto Energy America Inc. and Rio Tinto America Inc.

This Item 2 may contain forward-looking statements that involve substantial risks and uncertainties.  When considering these forward-looking statements you should keep in mind the cautionary statements in this report and our other Securities and Exchange (“SEC”) filings, including Risk Factors in Item 1A of our Annual Reports on Form 10-K for the year ended December 31, 2010 (“2010 Forms 10-K”).  Please see “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this document.

Overview

This Item 2 is intended to help the reader understand our results of operations and financial condition.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements in Item 1 of this report and in our other SEC filings, including our audited consolidated financial statements in Item 8 and Risk Factors in Item 1A of our 2010 Forms 10-K.

We are one of the largest producers of coal in the U.S. and in the Powder River Basin (“PRB”) based on 2010 coal production.  We operate some of the safest mines in the coal industry.  For 2010, Mine Safety and Health Administration (“MSHA”) data for employee injuries showed our mines had one of the lowest employee all injury incident rates among the ten largest U.S. coal producing companies.  We operate solely in the PRB, the lowest cost of the major coal producing regions in the U.S., and operate two of the four largest coal mines in the region and in the U.S.  Our operations include three wholly-owned surface coal mines, two of which, the Antelope mine and the Cordero Rojo mine, are in Wyoming and one of which, the Spring Creek mine, is in Montana.  We also own a 50% non-operating interest in a fourth surface coal mine in Montana, the Decker mine.  We produce sub-bituminous steam coal with low sulfur content and sell our coal primarily to domestic electric utilities.

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

Core Business Operations

As of December 31, 2010, we controlled approximately 970 million tons of proven and probable coal reserves.  During the second quarter of 2011, we were the successful bidder on certain mining rights in the West Antelope II North (“WAII North”) and West Antelope II South (“WAII South”) Coal Tracts in the PRB.  The tracts have favorable geologic conditions, contain approximately 350 million and 56 million tons of mineable coal, respectively, as estimated by the Bureau of Land Management (“BLM”), and are contiguous with our Antelope mine.

With the acquisition of the WAII North lease, we also gain access to approximately 80 million additional tons of coal in an adjacent State of Wyoming coal lease that we already controlled but were not previously included in our coal reserve estimates. Our annual reassessment of coal reserves will be completed during the fourth quarter.

For the three months ended June 30, 2011 and 2010, we produced 23.3 million tons and 24.3 million tons and sold 23.8 million tons and 24.7 million tons of coal, respectively.  For the six months ended June 30, 2011 and 2010, we produced 46.7 million tons and 46.0 million tons and sold 47.5 million tons and 46.6 million tons of coal, respectively.

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

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Summary

Production at our three owned and operated mines decreased to 22.9 million tons in the second quarter of 2011 from 23.9 million tons in the second quarter of 2010.  Shipments to Asian export customers increased to 1.4 million tons from 758,000 tons, and total shipments decreased to 23.8 million tons from 24.7 million tons.  Deliveries to domestic customers decreased due to severe flooding experienced throughout the Midwestern United States that impacted rail transportation during the second quarter of 2011.    We continue to benefit from strong international demand for thermal coal.

We were able to take advantage of improving market pricing when signing our supply agreements, resulting in higher realized prices for our coal shipments in the second quarter of 2011.  The higher price per ton, partially offset by lower shipments, resulted in increased total revenue of $387.7 million for second quarter 2011 from $341.6 million for second quarter 2010.

The rising price of diesel used in our operations impacted our results for the second quarter of 2011 compared to second quarter of 2010.  Our costs were also impacted by higher freight costs associated with an increased volume of coal sold on a delivered basis.  These factors have increased total cost of product sold of $287.8 million for second quarter 2011 from $240.2 million for second quarter 2010.

Revenues

The following table presents revenues (in millions):

	Three Months Ended June 30,		Change
	2011	2010	$	Percent
Owned and operated mines	$297.9	$292.8	5.1	1.7
Other operations	89.8	48.8	41.0	84.0
Total revenue	$387.7	$341.6	46.1	13.5

The increase in revenue from our owned and operated mines reflected a 6.1% increase in the average price per ton of coal sold to $12.94 in 2011 from $12.20 in 2010, reflecting the strong demand for PRB coal due to prevailing economic and industry conditions at the time we entered into the related coal supply contracts, partially offset by a 4.2% decrease in coal shipped to 23.0 million tons in 2011 from 24.0 million tons in 2010.  The decrease in shipments was due to the impact of the severe flooding experienced throughout the Midwestern United States on rail transportation.

Revenue from other operations consists primarily of our share of revenues from coal produced at the Decker mine, broker coal sales and billings for transportation and delivery services.  Revenues from transportation and delivery services increased as a result of a higher volume of coal sold on a delivered basis, including export sales, with delivered pricing terms that include rail and port charges.  We arranged and paid for the freight costs and charged our customers on a cost-plus basis for providing this service.

Cost of Product Sold

The following table presents cost of product sold (in millions):

	Three Months Ended June 30,		Change
	2011	2010	$	Percent
Owned and operated mines	$212.4	$200.9	11.5	5.7
Other operations	75.4	39.3	36.1	91.9
Total cost of product sold	$287.8	$240.2	47.6	19.8

Costs per ton for our owned and operated mines increased 10.3% to $9.23 in 2011 from $8.37 in 2010.  The increase in the cost per ton of coal produced is primarily the result of a 4.2% decrease in tons shipped from our mines and increases in costs related to the price of diesel fuel and lubricants.  For our owned and operated mines, diesel fuel and lubricant expenses represented 12.7% and 9.0% of cost of coal production for the three months ended June 30, 2011 and 2010, respectively.

Costs from other operations increased primarily due to increases in volumes and freight rates on our coal sold on a delivered basis, including export sales.

Operating Income

The following table presents operating income (in millions):

	Three Months Ended June 30,		Change
	2011	2010	$	Percent
Operating income	$74.7	$58.3	16.4	28.1

In addition to those factors previously discussed, the successful bids for the WAII North and WAII South Coal Tracts changed the timing of reclamation activities for our Antelope mine and resulted in a reduction in the asset retirement obligation that exceeded the carrying amount of the related asset retirement cost by $15.7 million and was recognized as a reduction of depreciation and depletion expense.

Other Expense

The following table presents other expense (in millions):

	Three Months Ended June 30,		Change
	2011	2010	$	Percent
Other expense	$51.1	$11.8	39.3	333.1

Other expense was primarily impacted by tax agreement expense, which was $42.7 million for the three months ended June 30, 2011 which reflects the effects of our update to our forecasted future taxable income after our successful bids for the WAII North and WAII South Coal Tracts.  See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.  The increase in tax agreement expense was partially offset by a reduction in interest expense caused by additional interest capitalized on the WAII North and WAII South Coal Tracts.

Income Tax Provision

The following table presents income tax (benefit) provision (in millions):

	Three Months Ended June 30,		Change
	2011	2010	$	Percent
Income tax (benefit) provision (CPE Inc.)	$(69.5)	8.8	(78.3)		*
Effective tax rate (CPE Inc.)	(294.3)%	18.9%	*		*

Income tax (benefit) (CPE Resources)	$(54.1)	—	(54.1)		*
Effective tax rate (CPE Resources)	(81.5)%	—	*		*

*     Not meaningful

CPE Inc.

The effective tax rate decreased in the three months ended June 30, 2011, compared with the three months ended June 30, 2010.  The successful bids for the WAII North and WAII South Coal Tracts increased our estimate of future taxable income; therefore, we expect to be able to realize the benefit of an additional $78.2 million of our deferred tax assets, against which we had previously recorded a valuation allowance.

CPE Resources

The effective tax rate decreased in the three months ended June 30, 2011, compared with the three months ended June 30, 2010.  The successful bids for the WAII North and WAII South Coal Tracts increased our estimate of future taxable income; therefore, we expect to be able to realize the benefit of an additional $78.2 million of our deferred tax assets, against which we had previously recorded a valuation allowance.  This tax benefit was partially offset by CPE Resources’s change in status from an entity generally not subject to income taxes prior to the Secondary Offering to an entity that must now recognize taxes on a stand-alone, separate return basis.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

The following tables present a reconciliation of net income to Adjusted EBITDA and diluted earnings (loss) per common share to Adjusted EPS (in millions, except share and per share amounts):

	Three Months Ended June 30,
	2011	2010
Net income	$94.6	$39.2
Interest income	(0.2)	(0.1)
Interest expense	8.5	12.0
Income tax (benefit) provision	(69.5)	8.7
Depreciation and depletion	9.1	25.5
Accretion	3.1	3.3
EBITDA	$45.6	$88.6
Expired significant broker contract (1)	—	—
Tax Receivable Agreement expense	42.7	—
Adjusted EBITDA	$88.3	$88.6

(1)               The impact of the expired significant broker contract on the Statement of Operations is a combination of net income and the amortization expense related to the contract.  All amortization expense for the periods presented was attributable to the significant broker contract.

	Three Months Ended June 30,
	2011	2010
Diluted earnings (loss) per common share attributable to controlling interest	$1.56	$0.51
Expired significant broker contract	—	—
Tax Receivable Agreement expense	0.71	—
Change in net value of deferred tax assets	(1.55)	—
Adjusted EPS	$0.72	$0.51
Weighted-average shares outstanding	60,598,417	60,140,222

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Summary

Production at our three owned and operated mines increased to 46.1 million tons in the first half of 2011 from 45.3 million tons in the first half of 2010.  Shipments to Asian export customers increased to 2.3 million tons from 1.5 million tons, and total shipments increased to 47.5 million tons from 46.6 million tons.  Deliveries to domestic customers increased due to continued improvement in economic conditions relative to 2010.  Increased demand for coal was partially offset by the impact of severe flooding experienced throughout the Midwestern United States during the second quarter of 2011 on rail transportation.  We continue to benefit from strong international demand for thermal coal.

We were able to take advantage of improving market pricing when signing our supply agreements, resulting in higher realized prices for our coal shipments in the first half of 2011.  The higher price per ton, combined with higher shipments resulted in increased total revenue of $744.2 million for the first half 2011 from $652.6 million for the first half of 2010.

The rising price of diesel used in our operations impacted our results for the first half of 2011 compared to first half of 2010.  Our costs were also impacted by higher freight costs associated with an increased volume of coal sold on a delivered basis.  These factors have increased total cost of product sold of $549.0 million for first half of 2011 from $456.8 million for first half of 2010.

In the first half of 2010, our significant broker contract expired following final deliveries made under the contract.  This broker sales contract contributed $13.7 million of revenues, $5.0 million of income before tax, and $3.2 million of amortization expense, for the related contract rights, for the six months ended June 30, 2010.

Revenues

The following table presents revenues (in millions):

	Six Months Ended June 30,		Change
	2011	2010	$	Percent
Owned and operated mines	$592.8	$556.7	36.1	6.5
Other operations	151.4	95.9	55.5	57.9
Total revenue	$744.2	$652.6	91.6	14.0

The increase in revenue from our owned and operated mines reflected a 4.7% increase in the average price per ton of coal sold to $12.86 in 2011 from $12.28 in 2010, reflecting the strong demand for PRB coal due to prevailing economic and industry conditions at the time we entered into the related coal supply contracts, and a 1.8% increase in coal shipped to 46.1 million tons in 2011 from 45.3 million tons in 2010.

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

Cost of Product Sold

The following table presents cost of product sold (in millions):

	Six Months Ended June 30,		Change
	2011	2010	$	Percent
Owned and operated mines	$418.7	$382.6	36.1	9.4
Other operations	130.3	74.2	56.1	75.6
Total cost of product sold	$549.0	$456.8	92.2	20.2

The increase in costs for our owned and operated mines reflected a 1.8% increase in tons shipped from our mines and a 7.7% increase in the cost per ton of coal produced to $9.09 in 2011 from $8.44 in 2010.  The increase in the cost per ton of coal produced is primarily the result of increases in costs related to the price of diesel fuel, lubricants, and explosives. For our owned and operated mines, diesel fuel and lubricant expenses represented 12.0% and 9.1% of cost of coal production for the six months ended June 30, 2011 and 2010, respectively.  In addition, higher costs related to the timing of repairs and maintenance increased our cost of coal production.

Costs from other operations increased primarily due to increases in volumes and freight rates on our coal sold on a delivered basis, including export sales.  In addition, we incurred additional costs due to increased broker activity in 2011.

Operating Income

The following table presents operating income (in millions):

	Six Months Ended June 30,		Change
	2011	2010	$	Percent
Operating income	$128.6	$106.1	22.5	21.2

In addition to those factors discussed above, the successful WAII North and WAII South bids changed the timing of reclamation activities for our Antelope mine and resulted in a reduction in the asset retirement obligation that exceeded the carrying amount of the related asset retirement cost by $15.7 million and was recognized as a reduction of depreciation and depletion expense.

Other Expense

The following table presents other expense (in millions):

	Six Months Ended June 30,		Change
	2011	2010	$	Percent
Other expense	$63.0	$24.5	38.5	157.1

Other expense was primarily impacted by tax agreement expense, which was $42.7 million for the six months ended June 30, 2011 which reflects the effects of our update to our forecasted future taxable income after our successful LBA bids.  See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.  The increase in tax agreement expense was partially offset by a reduction in interest expense caused by additional interest capitalized on the WAII North and WAII South Coal Tracts.

Income Tax Provision

The following table presents income tax (benefit) provision (in millions):

	Six Months Ended June 30,		Change
	2011	2010	$	Percent
Income tax (benefit) provision (CPE Inc.)	$(54.2)	$15.5	(69.7)		*
Effective tax rate (CPE Inc.)	(82.6)%	19.0%	*		*

Income tax (benefit) (CPE Resources)	$(38.8)	—	(38.8)		*
Effective tax rate (CPE Resources)	(35.8)%	—	*		*

*     Not meaningful

CPE Inc.

The effective tax rate decreased in the six months ended June 30, 2011, compared with the six months ended June 30, 2010.  The successful bids for the WAII North and WAII South Coal Tracts increased our estimate of future taxable income; therefore, we expect to be able to realize the benefit of an additional $78.2 million of our deferred tax assets, against which we had previously recorded a valuation allowance.

CPE Resources

The effective tax rate decreased in the six months ended June 30, 2011, compared with the six months ended June 30, 2010.  The successful bids for the WAII North and WAII South Coal Tracts increased our estimate of future taxable income; therefore, we expect to be able to realize the benefit of an additional $78.2 million of our deferred tax assets, against which we had previously recorded a valuation allowance.  This tax benefit was partially offset by CPE Resources’s change in status from an entity generally not subject to income taxes prior to the Secondary Offering to an entity that must now recognize taxes on a stand-alone, separate return basis.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

The following tables present a reconciliation of net income to Adjusted EBITDA and diluted earnings (loss) per common share to Adjusted EPS (in millions, except share and per share amounts):

	Six Months Ended June 30,
	2011	2010
Net income	$121.4	$67.9
Interest income	(0.3)	(0.2)
Interest expense	20.7	24.8
Income tax (benefit) provision	(54.2)	15.5
Depreciation and depletion	34.2	49.2
Amortization (1)	—	3.2
Accretion	6.4	6.6
EBITDA	$128.2	$167.0
Expired significant broker contract (1)	—	(8.3)
Tax Receivable Agreement expense	42.7	—
Adjusted EBITDA	$170.9	$158.7

(1)               The impact of the expired significant broker contract on the Statement of Operations is a combination of net income and the amortization expense related to the contract.  All amortization expense for the periods presented was attributable to the significant broker contract.

	Six Months Ended June 30,
	2011	2010
Diluted earnings (loss) per common share attributable to controlling interest	$2.00	$0.89
Expired significant broker contract	—	(0.05)
Tax Receivable Agreement expense	0.71	—
Change in net value of deferred tax assets	(1.55)	—
Adjusted EPS	$1.16	$0.84
Weighted-average shares outstanding	60,605,198	60,120,173

Liquidity and Capital Resources

Total cash comprises cash and cash equivalents and restricted cash.  As of June 30, 2011 and December 31, 2010, total cash was $487.5 million and $522.2 million, respectively.  These amounts included cash and cash equivalents of $326.7 million and $340.1 million, respectively, and restricted cash of $160.8 million and $182.1 million, respectively.  Restricted cash collateralizes certain of our surety bond obligations at collateral levels required by our surety bond providers.  In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations and borrowing capacity under CPE Resources’s $500 million revolving credit facility.  Cash from operations depends on a number of factors beyond our control, such as the market price for our coal, the quantity of coal required by our customers, coal-fired electricity demand, regulatory changes impacting our business, reclamation costs, the market price we pay for diesel fuel, variables affecting other costs of our business and other risks and uncertainties, including those discussed in Item 1A “Risk Factors” in our 2010 Forms 10-K and in “Cautionary Note Regarding Forward-Looking Statements.”

On June 3, 2011, CPE Resources entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent, and a syndicate of lenders.

The Amended Credit Agreement establishes a commitment to provide us with a $500.0 million senior secured revolving credit facility, which can be used to borrow funds or issue letters of credit.  Subject to the satisfaction of certain conditions, we may elect to increase the size of the revolving credit facility and/or request the addition of one or more new tranches of term loans in an amount up to $200.0 million.  Our obligations under the credit facility are secured by substantially all of CPE Resources’s assets and substantially all of the assets of certain of CPE Resources’s subsidiaries, subject to certain permitted liens and customary exceptions for similar coal financings.  Our obligations under the credit facility are also supported by a guarantee by CPE Resources’s domestic restricted subsidiaries.  The credit facility matures on June 3, 2016.

As of June 30, 2011, the borrowing capacity under the Amended Credit Agreement was $489.5 million.  The borrowing capacity under the Amended Credit Agreement is reduced by the amount of letters of credit issued.  Our ability to borrow under the Amended Credit Agreement is subject to the terms and conditions of the facility, including its compliance with financial and non-financial covenants.

We believe these sources will be sufficient to fund our primary uses of cash for the next twelve months, which include our costs of coal production, federal coal lease installment payments for existing and new federal coal leases, capital expenditures, interest on our debt, and payments to Rio Tinto under our Tax Receivable Agreement.

During the three months ended June 30, 2011, we were the successful bidder on certain mining rights in the WAII North and WAII South Coal Tracts.  Accordingly, we made payments of $59.5 million and $9.9 million, respectively, representing the first of five annual installment payments for each bid award amount.  The remaining payments are due annually on the anniversary of the effective dates of the corresponding coal leases.  We will continue to explore additional opportunities to increase our reserve base by acquiring federal coal and surface rights adjoining our current operations in Wyoming and Montana.  If we are successful in future bids for federal coal rights, our cash flows would be significantly impacted as we would be required to make the initial bid payment and annual bid payments thereafter.

CPE Resources is required to make semi-annual interest payments on its senior notes on June 15 and December 15 through maturity.  CPE Inc. also expects to make on-going payments to Rio Tinto under the Tax Receivable Agreement, which will impact our liquidity.

If we do not have sufficient resources from ongoing operations to satisfy our obligations, we may need to use our cash on hand or borrow under our line of credit.  If the obligation is in excess of these amounts, we may need to seek additional borrowing sources or take other actions.  Depending upon existing circumstances at the time, we may not be able to obtain additional funding on acceptable terms or at all.  In addition, our existing debt instruments contain restrictive covenants, which may prohibit us from borrowing under our existing credit line or pursuing certain alternatives to obtain additional funding.

Operating Activities

CPE Inc.

The following table summarizes operating cash flows (in millions):

	Six Months Ended June 30,		Change
	2011	2010	$	Percent
Net income	$121.4	$67.9	53.5	78.8
Adjustments before changes in working capital	35.4	78.5	(43.1)	(54.9)
Decrease in working capital	(38.0)	(11.9)	26.1	219.3
Net cash provided by operating activities	$118.8	$134.5	(15.7)	(11.7)

The decrease in adjustments before changes in working capital was due to decreases in depreciation and depletion and deferred income taxes, partially offset by the change in the Tax Receivable Agreement.  Depreciation decreased as the adjustment to the asset retirement obligation due to the successful bids for WAII North and WAII South Coal Tracts awards was greater than the remaining net book value of the related asset retirement obligation asset and the difference was credited to depreciation expense.  Deferred income taxes increased as a result of the successful bids for the WAII North and WAII South Coal Tract awards as future expected income increased.  The decrease in working capital was largely driven by the timing of related party transactions, increases in accounts receivable balances, inventories, and other assets.

CPE Resources

The following table summarizes operating cash flows (in millions):

	Six Months Ended June 30,		Change
	2011	2010	$	Percent
Net income	$148.7	$83.8	64.9	77.4
Adjustments before changes in working capital	3.2	59.1	(55.9)	(94.6)
Increase (decrease) in working capital	(32.9)	(8.2)	24.7	301.2
Net cash provided by operating activities	$119.0	$134.7	(15.7)	11.7

The decrease in adjustments before changes in working capital was due to decreases in depreciation and depletion and deferred income taxes.  Depreciation decreased as the adjustment to the asset retirement obligation due to the successful bids for the WAII North and WAII South Coal Tracts was greater than the remaining net book value of the related asset retirement obligation asset and the difference was credited to depreciation expense.  Deferred income taxes increased as a result of the successful bids for the WAII North and WAII South Coal Tracts as future expected income increased.  The decrease in working capital was largely driven by the timing of related party transactions, increases in accounts receivable balances, inventories, and other assets.

Investing Activities

CPE Inc. and CPE Resources

The following table summarizes investing cash flows (in millions):

	Six Months Ended June 30,		Change
	2011	2010	$	Percent
Purchases of property, plant, and equipment	$(71.0)	$(8.5)	62.5		*
Initial payment on federal coal leases	(69.4)	—	(69.4)		*
Restricted cash deposits, net	21.3	(138.2)	159.5	115.4
Other	(3.5)	0.5	(4.0)		*
Cash used in investing activities	$(122.6)	$(146.2)	(23.6)	(16.1)

*                       Not meaningful

The decrease in cash used in investing activities was primarily related to our surety bond obligations.  Restricted cash deposits of $138.2 million occurred in the first half of 2010 compared to restricted cash release of $21.3 million in the first half of 2011 following negotiated reduction of collateral required.  Year-to-date property, plant, and equipment purchases include payments for haul trucks received in 2010, payments for surface land associated with federal and privately held mineral rights, and cash interest capitalized.

Financing Activities

CPE Inc.

The following table summarizes financing cash flows (in millions):

	Six Months Ended June 30,		Change
	2011	2010	$	Percent
Principal payments on federal coal leases	(7.5)	(6.9)	0.6	8.7
Other	(2.1)	—	2.1		*
Distributions to members	—	(0.2)	(0.2)	(100)
Cash used in financing activities	$(9.6)	$(7.1)	2.5	35.2

*                       Not meaningful

The increase compared to the prior year was primarily due to the payment of debt issuance costs of $2.0 million in the current year related to our Amended Credit Agreement.

CPE Resources

The following table summarizes financing cash flows (in millions):

	Six Months Ended June 30,		Change
	2011	2010	$	Percent
Principal payments on federal coal leases	$(7.5)	(6.9)	0.6	8.7
Other	(2.0)	—	2.0		*
Distributions to members	(0.2)	(0.3)	(0.1)	33
Cash used in financing activities	$(9.7)	$(7.2)	2.5	34.7

*                       Not meaningful

The increase compared to the prior year was primarily due to the payment of debt issuance costs of $2.0 million in the current year related to our Amended Credit Agreement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices.  We believe our principal market risks are commodity price risk and interest rate risk.

Commodity Price Risks

Market risk includes the potential for changes in the market value of our coal portfolio.  Due to the lack of quoted market prices and the long-term nature of our forward sales position, we have not quantified the market risk related to our coal supply agreements.  Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations, rather than through the use of derivative instruments, although we may do so in the future.

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

Interest Rate Risk

Our revolving credit facility is subject to an adjustable interest rate.  See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements in Item 1. We had no outstanding borrowings under our credit facility as of June 30, 2011.  If we borrow funds under the revolving credit facility, we may be subject to increased sensitivity to interest rate movements.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

CPE Inc. and CPE Resources each maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports they file or submit under the Securities Exchange of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by CPE Inc. and CPE Resources in the reports they file or submit under the Exchange Act is accumulated and communicated to senior management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  The management of each of CPE Inc. and CPE Resources, with the participation of the Chief Executive Officer and Chief Financial Officer of each entity, has evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) of each entity as of June 30, 2011, and has concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

Internal Control over Financial Reporting

Additionally, during the most recent fiscal quarter, there have been no changes to the internal control over financial reporting of either CPE Inc. or CPE Resources that materially affected, or are reasonably likely to materially affect, either entity’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 9 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings, which information is incorporated by reference herein.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Strong Safety Performance

One of our most important values is ensuring the safety of our employees and contractors by operating in a safe and responsible manner and protecting the environment in which we live and work.  We have extensive safety systems that have been developed over many years.  We continue to focus on developing these systems and the safety leadership skills of our frontline supervisors.  We spend considerable time working in collaboration with our contractors to improve their safety performance while on our sites.  We use external audits to maintain certifications of our Health, Safety and Environment Management System.  A subset of this system is our certification under ISO-14001 and OHSAS-18001 programs, which cover Environment Management Systems and Occupational Health and Safety.  Our mines are also regularly inspected by the Mine Safety and Health Administration (“MSHA”) and state mine inspectors as part of their normal programs.

For the first half of 2011, the all injury frequency rate (“AIFR”) for our three owned and operated mines was 0.70 (calculated internally based on MSHA methodology).  The AIFR is the number of reportable injuries suffered by mine site employees per 200,000 hours worked.

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

Responding to the Dodd-Frank Act legislation, we report that, for the three months ended June 30, 2011, none of our mines received written notice from MSHA of (a) a violation under section 110(b)(2) of the Mine Act for failure to make reasonable efforts to eliminate a known violation of a mandatory safety or health standard that substantially proximately caused, or reasonably could have been expected to cause, death or serious bodily injury, (b) a pattern of violations of mandatory health or safety standards under section 104(e) of the Mine Act, or (c) the potential to have such a pattern.  We have one legal proceeding before the Federal Mine Safety and Health Review Commission (the “Commission”) that was pending during the quarter.  There were no mining-related fatalities during the period covered by this report.

Pursuant to the Dodd-Frank Act, Cloud Peak Energy provides the following safety-related information for our three operated mines for the three months ended June 30, 2011 (amounts in whole dollars):

Three Months Ended June 30, 2011
Item	Antelope Mine		Cordero Rojo Mine	Spring Creek Mine
Section 104(a) S&S citations (1)	2		—	1
Section 104(b) orders(2)	—		—	—
Section 104(d) citations and orders(3)	—		—	—
Section 110(b)(2) violations(4)	—		—	—
Section 107(a) orders(5)	—		—	—
Proposed MSHA assessments(6)	$500	*	—	$950	*
Fatalities(7)	—		—	—
Section 104(e) notices(8)	—		—	—
Pending Mine Safety Commission legal actions (including any contested penalties for citations issued)(9)	—		One pending proceeding under section 105(c) (10)	—

(1)                      Mine Act section 104(a) citations shown above are for alleged violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal mine safety or health hazard.

(2)                      Mine Act section 104(b) orders are for alleged failures to totally abate a citation within the period of time specified in the citation.

(3)                      Mine Act section 104(d) citations and orders are for an alleged unwarrantable failure to comply with mandatory health or safety standards.

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

(6)                      Amounts shown include assessments proposed by MSHA during the three months ended June 30, 2011 on the citations and orders reflected in this chart.

(7)                      Total number of mining-related fatalities during the three months ended June 30, 2011.

(8)                      Mine Act section 104(e) written notices are for alleged pattern of violations of mandatory health or safety standards or the potential to have such a pattern.

(9)                      Any pending legal action before the Commission involving a coal mine owned and operated by us.

(10)                Docket No. WEST 2011-1314-D in which a terminated employee claims that such termination constituted unlawful retaliation for alleged safety-related statements made to us.

*                             Internal estimates as citations have not been assessed by MSHA yet.

Item 6.  Exhibits.

See Exhibit Index at page 42 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ MICHAEL BARRETT
Date: August 2, 2011		Michael Barrett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

CLOUD PEAK ENERGY RESOURCES LLC

	By:	/s/ MICHAEL BARRETT
Date: August 2, 2011		Michael Barrett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents

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

4.3	Form of Exchange Notes (included in Exhibit 4.2 hereto)
10.1	Amendment No. 2 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Form 8-K filed on May 20, 2011)
10.2	Amendment No. 3 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Form 8-K filed on May 20, 2011)
10.3	Cloud Peak Energy Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Cloud Peak Energy Inc.’s Form 8-K filed on May 20, 2011)
10.4

Amended and Restated Credit Agreement, dated as of June 3, 2011, by and among Cloud Peak Energy Resources LLC, Morgan Stanley Senior Funding, Inc. and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Form 8-K/A filed on June 7, 2011)

10.5	Federal Coal Lease WYW 163340: Antelope Coal LLC (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Form 8-K filed on July 1, 2011)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.
31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.
32.3*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC
32.4*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC
101.INS*	XBRL Instance Document

Exhibit Number	Description of Documents

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Document

* Filed or furnished herewith, as applicable