Form 10-Q
period 2011-09-30
CLOUD PEAK ENERGY INC.; Cloud Peak Energy Resources LLC
filed 2011-10-28
CIK 1441849, 1493144

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Cloud Peak Energy Inc.	Yes ☒ ☐ No
Cloud Peak Energy Resources LLC	Yes ☒ ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Cloud Peak Energy Inc.	Yes ☒ ☐ No
Cloud Peak Energy Resources LLC	Yes ☒ ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

	Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Cloud Peak Energy Inc.	☐	☒	☐	☐
Cloud Peak Energy Resources LLC	☐	☐	☒	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Cloud Peak Energy Inc.	☐ Yes No ☒
Cloud Peak Energy Resources LLC	☐ Yes No ☒

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 60,930,310 shares outstanding as of October 24, 2011.  100% of the common membership units of Cloud Peak Energy Resources LLC outstanding as of October 24, 2011 are held by Cloud Peak Energy Inc.

This combined Form 10-Q is separately filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC.  Cloud Peak Energy Resources LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

		Page

PART I — FINANCIAL INFORMATION

Item 1	Financial Statements –

	Cloud Peak Energy Inc.

	Cloud Peak Energy Inc. Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	1

	Cloud Peak Energy Inc. Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (Audited)	2

	Cloud Peak Energy Inc. Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	3

	Cloud Peak Energy Resources LLC

	Cloud Peak Energy Resources LLC Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	4

	Cloud Peak Energy Resources LLC Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (Audited)	5

	Cloud Peak Energy Resources LLC Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	6

	Notes to Unaudited Condensed Consolidated Financial Statements of Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4	Controls and Procedures	42

PART II — OTHER INFORMATION

Item 1	Legal Proceedings	44

Item 1A	Risk Factors	44

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3	Defaults Upon Senior Securities	44

Item 4	(Removed and Reserved)	44

Item 5	Other Information	44

Item 6	Exhibits	45

Explanatory Note

This combined Form 10-Q is filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC.  Each Registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such Registrant.  Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.  Cloud Peak Energy Resources LLC is the sole direct subsidiary of Cloud Peak Energy Inc., providing 100% of Cloud Peak Energy Inc.’s total consolidated revenue for the three and nine months ended September 30, 2011 and constituting nearly 100% of Cloud Peak Energy Inc.’s total consolidated assets as of September 30, 2011.

Unless the context indicates otherwise, the terms the “Company”, “we”, “us”, and “our” refer to both Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC and their subsidiaries.  Discussions or areas of this report that either apply only to Cloud Peak Energy Inc. or Cloud Peak Energy Resources LLC are clearly noted in such sections.

i

PART I — FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$406,950	$372,364	$1,151,174	$1,024,960
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	306,533	262,166	855,551	719,007
Depreciation and depletion	24,289	25,997	58,537	75,212
Amortization	—	—	—	3,197
Accretion	2,984	3,337	9,420	9,903
Selling, general and administrative expenses	12,971	16,514	38,905	47,159
Total costs and expenses	346,777	308,014	962,413	854,478
Operating income	60,173	64,350	188,761	170,482
Other income (expense)
Interest income	143	184	459	411
Interest expense	(6,848)	(11,404)	(27,520)	(36,186)
Tax agreement (expense) benefit	22,878	(19,669)	(19,855)	(19,669)
Other, net	(103)	84	(34)	123
Total other income (expense)	16,070	(30,805)	(46,950)	(55,321)
Income before income tax provision and earnings from unconsolidated affiliates	76,243	33,545	141,811	115,161
Income tax (expense) benefit	(52,162)	(14,712)	2,025	(30,212)
Earnings from unconsolidated affiliates, net of tax	530	683	2,142	2,499
Net income	24,611	19,516	145,978	87,448
Less: Net income attributable to noncontrolling interest	—	26,115	—	66,592
Net income (loss) attributable to controlling interest	$24,611	$(6,599)	$145,978	$20,856

Earnings (loss) per common share attributable to controlling interest:
Basic	$0.41	$(0.22)	$2.43	$0.68
Diluted	$0.41	$(0.22)	$2.41	$0.68
Weighted-average shares outstanding - basic	60,007	30,600	60,003	30,600
Weighted-average shares outstanding - diluted	60,645	30,600	60,606	30,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$437,560	$340,101
Restricted cash	74,321	182,072
Accounts receivable, net	97,462	65,173
Due from related parties	1,382	434
Inventories	72,691	64,970
Deferred income taxes	22,794	21,552
Other assets	21,976	17,449
Total current assets	728,186	691,751

Non-current assets
Property, plant and equipment, net	1,322,097	1,008,337
Goodwill	35,634	35,634
Deferred income taxes	142,592	140,985
Other assets	34,493	38,400
Total assets	$2,263,002	$1,915,107

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$71,928	$81,975
Royalties and production taxes	144,354	127,038
Accrued expenses	56,670	51,197
Current portion of tax agreement liability	9,409	18,226
Current portion of federal coal lease obligations	105,926	54,630
Other liabilities	4,847	4,880
Total current liabilities	393,134	337,946

Non-current liabilities
Tax agreement liability, net of current portion	170,636	171,885
Senior notes	595,977	595,684
Federal coal lease obligations, net of current portion	186,119	63,659
Asset retirement obligations, net of current portion	171,184	182,170
Other liabilities	37,288	32,564
Total liabilities	1,554,338	1,383,908
Commitments and Contingencies (Note 9)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 60,930 and 60,878 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	609	609
Additional paid-in capital	533,813	502,952
Retained earnings	188,274	42,296
Accumulated other comprehensive loss	(14,032)	(14,658)
Total equity	708,664	531,199
Total liabilities and equity	$2,263,002	$1,915,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$145,978	$87,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	58,537	75,212
Amortization	—	3,197
Accretion	9,420	9,903
Earnings from unconsolidated affiliates	(2,142)	(2,499)
Distributions of income from unconsolidated affiliates	2,000	15
Deferred income taxes	(9,781)	21,330
Tax agreement expense	19,855	19,669
Stock compensation expense	6,315	5,379
Other, net	8,920	2,850
Changes in operating assets and liabilities:
Accounts receivable, net	(32,289)	(4,733)
Inventories	(7,561)	(2,445)
Due to or from related parties	(948)	5,442
Other assets	(4,539)	(7,762)
Accounts payable and accrued expenses	23,561	51,837
Asset retirement obligations	(4,851)	(4,005)
Net cash provided by operating activities	212,475	260,838

Investing activities
Purchases of property, plant and equipment	(100,822)	(56,129)
Initial payment on federal coal leases	(69,407)	—
Return of restricted cash	107,887	80,180
Restricted cash deposit	—	(218,397)
Other	545	1,469
Net cash used in investing activities	(61,797)	(192,877)

Financing activities
Principal payments on federal coal leases	(50,902)	(47,276)
Distributions to Rio Tinto	—	(1,288)
Other	(2,317)	—
Net cash used in financing activities	(53,219)	(48,564)

Net increase (decrease) in cash and cash equivalents	97,459	19,397
Cash and cash equivalents at beginning of period	340,101	268,316
Cash and cash equivalents at end of period	$437,560	$287,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$406,950	$372,364	$1,151,174	$1,024,960
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	306,533	262,166	855,551	719,007
Depreciation and depletion	24,289	25,997	58,537	75,212
Amortization	—	—	—	3,197
Accretion	2,984	3,337	9,420	9,903
Selling, general and administrative expenses	12,971	16,514	38,905	47,159
Total costs and expenses	346,777	308,014	962,413	854,478
Operating income	60,173	64,350	188,761	170,482
Other income (expense)
Interest income	143	184	459	411
Interest expense	(6,848)	(11,404)	(27,520)	(36,186)
Other, net	(103)	84	(34)	123
Total other expense	(6,808)	(11,136)	(27,095)	(35,652)
Income before income tax provision and earnings from unconsolidated affiliates	53,365	53,214	161,666	134,830
Income tax (expense) benefit	(45,276)	1,266	(6,473)	1,266
Earnings from unconsolidated affiliates, net of tax	530	838	2,142	3,070
Net income	$8,619	$55,318	$157,335	$139,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$437,560	$340,100
Restricted cash	74,321	182,072
Accounts receivable, net	97,462	65,173
Inventories	72,691	64,970
Deferred income taxes	19,408	15,069
Other assets	17,417	10,743
Total current assets	718,859	678,127

Non-current assets
Property, plant and equipment, net	1,322,097	1,008,337
Goodwill	35,634	35,634
Deferred income taxes	81,162	78,964
Other assets	34,445	38,305
Total assets	$2,192,197	$1,839,367

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$71,894	$81,842
Royalties and production taxes	144,354	127,038
Accrued expenses	54,767	46,777
Due to related parties	13,717	10,864
Current portion of federal coal lease obligations	105,926	54,630
Other liabilities	4,847	4,880
Total current liabilities	395,505	326,031

Non-current liabilities
Senior notes	595,977	595,684
Federal coal lease obligations, net of current portion	186,119	63,659
Asset retirement obligations, net of current portion	171,184	182,170
Other liabilities	37,288	32,564
Total liabilities	1,386,073	1,200,108
Commitments and Contingencies (Note 9)

Equity
Member’s equity	820,156	653,917
Accumulated other comprehensive loss	(14,032)	(14,658)
Total member’s equity	806,124	639,259
Total liabilities and member’s equity	$2,192,197	$1,839,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$157,335	$139,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	58,537	75,212
Amortization	—	3,197
Accretion	9,420	9,903
Earnings from unconsolidated affiliates	(2,142)	(3,070)
Distributions of income from unconsolidated affiliates	2,000	15
Deferred income taxes	972	(1,266)
Other, net	8,920	2,850
Changes in operating assets and liabilities:
Accounts receivable, net	(32,289)	(4,728)
Inventories	(7,561)	(2,445)
Due to or from related parties	2,853	14,677
Other assets	(6,733)	(8,329)
Accounts payable and accrued expenses	26,177	41,041
Asset retirement obligations	(4,851)	(4,005)
Net cash provided by operating activities	212,638	262,218

Investing activities
Purchases of property, plant and equipment	(100,822)	(56,129)
Initial payment on federal coal leases	(69,407)	—
Return of restricted cash	107,887	80,180
Restricted cash deposit	—	(218,397)
Other	545	1,469
Net cash used in investing activities	(61,797)	(192,877)

Financing activities
Principal payments on federal coal leases	(50,902)	(47,276)
Other	(2,317)	—
Distributions to Members	(162)	(2,669)
Net cash used in financing activities	(53,381)	(49,945)

Net increase (decrease) in cash and cash equivalents	97,460	19,396
Cash and cash equivalents at beginning of period	340,100	268,316
Cash and cash equivalents at end of period	$437,560	$287,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Organization and Principles of Consolidation

We are one of the largest producers of coal in the U.S. and in the Powder River Basin (“PRB”) based on 2010 coal production.  We operate some of the safest mines in the coal industry.  For 2010, Mine Safety and Health Administration (“MSHA”) data for employee injuries showed our mines had one of the lowest employee all injury incident rates among the ten largest U.S. coal producing companies.  We operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., and operate two of the four largest coal mines in the region and in the U.S.  Our operations include three wholly-owned surface coal mines, two of which, the Antelope mine and the Cordero Rojo mine, are in Wyoming and one of which, the Spring Creek mine, is in Montana.  We also own a 50% non-operating interest in a fourth surface coal mine in Montana, the Decker mine.  We produce sub-bituminous steam coal with low sulfur content and sell our coal primarily to domestic electric utilities.

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

CPE Inc. was incorporated in Delaware on July 31, 2008 and had no business operations prior to November 19, 2009, when it acquired its coal business in connection with the initial public offering of its common stock (“IPO”).  Prior to its IPO, CPE Inc. was a wholly-owned subsidiary of Rio Tinto America Inc. (“Rio Tinto America”) and was an indirect subsidiary of Rio Tinto plc, one of the largest mining companies in the world.  CPE Inc. used the net proceeds from its IPO to repay a promissory note that was issued on November 19, 2009 in exchange for the managing member interest in CPE Resources from Rio Tinto Energy America Inc. (“RTEA”), a wholly-owned subsidiary of Rio Tinto America that historically had operated Rio Tinto’s western U.S. coal business.  CPE Resources was formed as Rio Tinto Sage LLC on August 19, 2008 and was renamed Cloud Peak Energy Resources LLC in November 2009.  RTEA was formed in March 1993 as Kennecott Coal Company and was renamed Rio Tinto Energy America Inc. in May 2006.  Prior to the IPO, RTEA had contributed to CPE Resources substantially all of the assets used in Rio Tinto’s western U.S. coal business.  As used herein, “Rio Tinto” refers to Rio Tinto plc and Rio Tinto Limited and their direct and indirect subsidiaries, including RTEA and Rio Tinto America.

On December 15, 2010, CPE Inc. priced a secondary offering of 29,400,000 shares of its common stock on behalf of Rio Tinto.  In connection with the secondary offering, CPE Inc. exchanged 29,400,000 shares of common stock for the common membership units of CPE Resources held by Rio Tinto and completed the secondary offering on behalf of Rio Tinto (the “Secondary Offering”), resulting in a divestiture of 100% of Rio Tinto’s holdings in CPE Resources.  As a result of this transaction, CPE Resources became a wholly-owned subsidiary of CPE Inc., and Rio Tinto no longer holds an interest in CPE Resources.

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

•                  Noncontrolling interest (see Note 7)

•                  Earnings per share (see Note 8)

•                  Tax Receivable Agreement (see Note 9) and deferred tax assets relating thereto (see Note 6)

•                  Supplemental guarantor information (see Note 13)

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all footnote disclosures required by U.S. GAAP.  In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited condensed consolidated

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2010 and 2009, and for each of the three years ended December 31, 2010, included in our Annual Reports on Form 10-K for the year ended December 31, 2010 (“2010 Forms 10-K”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly in all material respects the financial position as of September 30, 2011, and the results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010, in conformity with U.S. GAAP.  Interim results for the three and nine months ended September 30, 2011, may not be indicative of results that will be realized for the full year ending December 31, 2011.

2.  Accounting Policies and Standards Update

Derivative Financial Instruments

We are exposed to various types of risk in the normal course of business, including fluctuations in the price at which we are able to sell our coal in the future.  We may enter into certain derivative financial instruments to help manage our exposure to future coal prices.  Derivative financial instruments are recognized on the balance sheet at fair value.  At September 30, 2011, we held a derivative financial instrument fixing the price for 75,000 metric tonnes of export coal sales that is scheduled to settle in 2012.

The derivative financial instrument did not qualify for hedge accounting; therefore, changes in the fair value of the derivative financial instrument are recorded in “Other income (expense)” on the unaudited condensed consolidated statements of operations each period using marked-to-market accounting.

During the three and nine months ended September 30, 2011, $38,000 of gains related to the derivative financial instrument were included in “Other income (expense)” on the unaudited condensed consolidated statements of operations, resulting in $38,000 being included in “Other current assets” on the unaudited condensed consolidated balance sheet at September 30, 2011.

There were no derivative financial instruments as of December 31, 2010.

Fair Value of Financial Instruments

Our financial instruments included cash equivalents, restricted cash, accounts receivable, amounts due from related parties, accounts payable, and certain current liabilities.  Due to the short-term nature of these instruments, we believe that their carrying amounts approximated fair value.

We categorize assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation.  The fair value of the derivative financial instrument is estimated based on Level 1 inputs and totaled $38,000 at September 30, 2011.  There were no changes between categorization levels during the period.

Recently Issued Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”).  Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to be material to our condensed consolidated financial statements upon adoption.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (international financial reporting standards), which amends current fair value measurement disclosure requirements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This update requires the categorization by level for financial instruments not measured at fair value but for which disclosure of fair value is required.  Disclosure of all transfers between Level 1 and Level 2, and additional disclosures for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs are required. The guidance will become effective for interim and annual periods beginning after December 15, 2011, or on January 1, 2012 for us. The guidance will impact our disclosures, but it will not impact our results of operations, financial condition, or cash flows.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends current comprehensive income guidance.  The update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, an entity will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance will become effective for interim and annual periods beginning after December 15, 2011, or on January 1, 2012 for us.  The guidance will impact our disclosures, but it will not impact our results of operations, financial condition, or cash flows.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (Topic 350)—Intangibles—Goodwill and Other.  ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will become effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted.  We believe that this pronouncement will not have a material effect on our results of operations, financial condition, or cash flows.

3.  Inventories

Inventories, net, consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Materials and supplies	$68,465	$60,326
Less: Obsolescence allowance	(871)	(586)
	67,594	59,740
Coal stockpiles and finished product	5,097	5,230
	$72,691	$64,970

We recognized a provision to increase the obsolescence allowance and charged inventory costs to the obsolescence allowance as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Provision to increase the obsolescence allowance	$89	$261	$406	$658
Inventory costs charged to the obsolescence allowance	$12	$1,262	$121	$1,668

4.  Long-Term Debt

On June 3, 2011, CPE Resources entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent, and a syndicate of lenders.  The Amended Credit Agreement establishes a commitment to provide us with a $500 million senior secured revolving credit facility, which can be used to borrow funds or issue letters of credit.  Subject to the satisfaction of certain conditions, we may elect to increase the size of the revolving credit facility and/or request the addition of one or more new tranches of term loans in a combined amount of up to $200 million.  Our obligations under the credit facility are secured by substantially all of CPE Resources’s assets and substantially all of the assets of certain of CPE Resources’s subsidiaries, subject to certain permitted liens and customary exceptions for similar coal financings.  Our obligations under the credit facility are also supported by a guarantee by CPE Resources’s domestic restricted subsidiaries.  The credit facility matures on June 3, 2016.

The Amended Credit Agreement replaced our previous $400 million revolving credit facility agreement dated November 25, 2009.  There were no borrowings outstanding under the previous credit facility at the time of replacement or at

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010.  At the time of refinancing, we recorded a charge of $1.0 million to write off certain deferred financing costs as certain banks of the syndicate changed and recorded $2.2 million of new deferred financing costs.  The aggregate deferred financing costs are being amortized on a straight-line basis to interest expense over the five-year term of the Amended Credit Agreement.

Loans under the credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of between 1.75% and 2.50%, depending on CPE Resources’s leverage ratio (2.50% at September 30, 2011).  We pay the lenders a commitment fee between 0.25% and 0.50% per year, depending on CPE Resources’s leverage ratio, on the unused amount of the credit facility.  Letters of credit issued under the credit facility, unless drawn upon, will incur a per annum fee between 1.75% and 2.50% depending on CPE Resources’s leverage ratio.  Letters of credit that are drawn upon are converted to loans. In addition, in connection with the issuance of a letter of credit, we are required to pay the issuing bank a fronting fee of 0.25% per annum.

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

The Amended Credit Agreement also requires us to comply with non-financial covenants that restrict certain corporate activities.  These covenants include restrictions on our ability to incur additional debt and pay dividends, among other restrictive covenants.  The Amended Credit Agreement also contains customary events of default with customary grace periods and thresholds.  Our ability to access the available funds under the credit facility may be impaired in the event that we do not comply with the covenant requirements or if we default on our obligations under the Amended Credit Agreement.  At September 30, 2011, we were in compliance with the covenants contained in our Amended Credit Agreement.

Fair Value of Long-Term Debt

The approximate fair value of our senior notes was $627 million at September 30, 2011.  The fair value of the senior notes was based on market prices as of September 30, 2011.  The fair value of other long-term debt approximated its carrying amount at September 30, 2011.

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

On June 15, 2011, we successfully won the lease sale of WAII South with a bid of $49.3 million, or approximately $0.875 per ton, based on the BLM’s estimate of 56 million mineable tons. We submitted a payment for $9.9 million on June 15, 2011, and four additional payments in the same amount will be payable annually on September 1, the date of the lease award, beginning in 2012.

Accordingly, during the second quarter of 2011, we recognized $293.9 million of mineral rights in our long-term assets along with a corresponding liability of $224.5 million, representing the discounted amount of the future lease payment obligations.  Interest is capitalized, resulting in a reduction of interest expense, as activities occur necessary to get these assets ready for their intended use, and generally will cease when all permits necessary to mine are received.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The successful bids were also a triggering event for updating our estimates of our asset retirement obligation and tax agreement liabilities in the second quarter.  The addition of the new mining rights impacted the asset retirement obligation as our Antelope mine’s life is now expected to be approximately 12 years longer, which reduced the discounted value of the future liability.  The resulting non-cash credit reduced depreciation and depletion expense on the unaudited condensed consolidated statements of operations by $15.7 million for the nine months ended September 30, 2011, as the change exceeded the carrying amount of the related asset retirement cost.

Fair Value of Coal Lease Obligations

The approximate fair value of our federal coal lease obligations was $317 million at September 30, 2011.  The fair value estimates for federal coal lease obligations were determined by discounting the remaining lease payments using a current estimate of the credit-adjusted, risk-free interest rate based on our current credit rating.

CPE Inc.

The addition of the WAII North and WAII South Coal Tracts also impacted our estimates of future taxable income.  The increased estimate of future taxable income will allow CPE Inc. to realize increased portions of the tax benefit generated as a result of the IPO and Secondary Offering transactions.  See Note 6 of our notes to unaudited condensed consolidated financial statements for additional discussion of the impact of these transactions.

6.  Income Taxes

For periods prior to the Secondary Offering, CPE Inc. did not recognize any income taxes that Rio Tinto was subject to in connection with its noncontrolling interest in CPE Resources as it was generally a non-taxable entity.  Subsequent to the Secondary Offering, CPE Inc. recognizes income tax on 100% of the pre-tax income of CPE Resources.  Further, subsequent to the Secondary Offering, CPE Resources is no longer treated as a partnership for income tax purposes and must recognize income taxes on a stand-alone, separate return basis.

The following table summarizes income taxes (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Income tax (expense) benefit (CPE Inc.)	$(52,162)	$(14,712)	$2,025	$(30,212)
Effective tax rate (CPE Inc.)	68.4%	43.9%	(1.4)%	26.2%

Income tax (expense) benefit (CPE Resources)	$(45,276)	$1,266	$(6,473)	$1,266
Effective tax rate (CPE Resources)	84.8%	(2.4)%	4.0%	(0.9)%

CPE Inc.

Our statutory income tax rate, including state income taxes is 36%.  The difference from that rate for both the three and nine months ended September 30, 2011 is due primarily to adjustments to the liability we expect to owe under the Tax Receivable Agreement and the corresponding change to the related deferred tax assets and changes in our valuation allowance resulting from the third quarter annual calculation of our estimate of future taxable income.

CPE Resources

Our statutory income tax rate, including state income taxes is 36%.  The difference from that rate for both the three and nine months ended September 30, 2011 is due primarily to changes in our valuation allowance resulting from the third quarter annual calculation of our estimate of future taxable income.  The effective tax rate for 2010 was also impacted by CPE Resources’s change in status from an entity generally not subject to income taxes prior to the Secondary Offering to an entity that must now recognize taxes on a stand-alone, separate return basis.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Comprehensive Income

Comprehensive income includes net income and other comprehensive income arising from activity related to our employee benefit plans.

CPE Inc.

The following tables summarize total comprehensive income as well as the allocation between the controlling and noncontrolling interests in CPE Resources, when applicable (in thousands).  There was no noncontrolling interest for 2011.

	Three Months Ended September 30,
	2011	2010
	Total	Controlling Interest	Noncontrolling Interest	Total
Net income (loss)	$24,611	$(6,599)	$26,115	$19,516
Other comprehensive income (loss)
Retiree medical plan adjustment	326	163	151	314
Income taxes on retiree medical plan adjustment	(117)	(58)	—	(58)
Total other comprehensive income	209	105	151	256
Total comprehensive income (loss)	$24,820	$(6,494)	$26,266	$19,772

	Nine Months Ended September 30,
	2011	2010
	Total	Controlling Interest	Noncontrolling Interest	Total
Net income (loss)	$145,978	$20,856	$66,592	$87,448
Other comprehensive income (loss)
Retiree medical plan adjustment	978	563	525	1,088
Income taxes on retiree medical plan adjustment	(352)	(203)	—	(203)
Total other comprehensive income	626	360	525	885
Total comprehensive income (loss)	$146,604	$21,216	$67,117	$88,333

CPE Resources

The following table summarizes total comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$8,619	$55,318	$157,335	$139,166
Other comprehensive income
Retiree medical plan adjustment	326	314	978	1,089
Income taxes on retiree medical plan adjustment	(117)	—	(352)	—
Total other comprehensive income	209	314	626	1,089
Total comprehensive income	$8,828	$55,632	$157,961	$140,225

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Earnings per Share (CPE Inc. only)

Dilutive potential shares of common stock include restricted shares and options issued under our Long Term Incentive Plan (“LTIP”) and, until the date of the Secondary Offering, common stock that might have been issued in exchange for CPE Resources common membership units held by Rio Tinto.  For 2010, until the date of the Secondary Offering, we applied the if-converted method to determine dilution from the exchange of common membership units.  In applying the if-converted method, we assumed that Rio Tinto had exchanged all of its common membership units in CPE Resources for an equivalent number of shares of CPE Inc. common stock.  In this calculation, we increased the numerator to include CPE Resources’s income attributable to the noncontrolling interest and decreased the numerator to reflect the additional income tax expense that results from the attribution of additional CPE Resources’s income to CPE Inc.’s controlling interest in CPE Resources.  The calculation of such additional income tax expense reflected our combined federal and state statutory rate of 36%.

We apply the treasury stock method to determine dilution from restricted stock and options.

The following table summarizes the calculation of diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator for calculation of diluted earnings per share:
Income (loss) attributable to controlling interest stockholders	$24,611	$(6,599)	$145,978	$20,856
Add back income attributable to the noncontrolling interest, net of estimated
Numerator for diluted income per share	$24,611	$(6,599)	$145,978	$20,856
Denominator for basic income per share — weighted-average shares outstanding	60,007	30,600	60,003	30,600
Weighted-average common stock from assumed exchange of CPE Resources common membership units held by noncontrolling
Dilutive effect of stock equivalents	638	—	603	—
Denominator for diluted earnings per share	60,645	30,600	60,606	30,600
Diluted earnings (loss) per share	$0.41	$(0.22)	$2.41	$0.68

For the periods presented, the following items were excluded from the diluted earnings per share calculation because they were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
CPE Resources common membership units held by noncontrolling interest	—	29,652	—	29,568
Restricted stock	1	594	15	591
Options outstanding	78	990	76	1,001
Employee stock purchase plan	3	—	3	—

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Commitments and Contingencies

Commitments

In April 2008, we entered into an agreement to purchase land adjacent to our Antelope mine, whereby the seller will require us to pay a purchase price of up to $23.7 million which will close between April 2013 and April 2018.

In the second quarter of 2011, we entered into agreements with remaining terms longer than one year for the shipments of coal for future periods.  The cumulative minimum payments for these agreements entered into during the second quarter were $117.0 million.

In the third quarter of 2011, we entered into agreements with remaining terms longer than one year for the purchase of materials and supplies for future periods.  The cumulative minimum payments for these agreements entered into during the third quarter were $5.8 million.

As of September 30, 2011, we had outstanding capital purchase commitments of $25.5 million and coal purchase commitments of $10.8 million.

Tax Receivable Agreement (CPE Inc. only)

In connection with the IPO, CPE Inc. entered into a Tax Receivable Agreement with Rio Tinto and recognized a liability for the undiscounted amounts that CPE Inc. estimated will be paid to Rio Tinto under this agreement.  The amounts to be paid will be determined based on a calculation of future income tax savings that CPE Inc. actually realizes as a result of the tax basis increase that resulted from the IPO and Secondary Offering transactions.  Generally, CPE Inc. retains 15% of the realized tax savings generated from the tax basis step-up and Rio Tinto is entitled to the remaining 85%.  Periodically, CPE Inc. will adjust the estimated liability to reflect an updated forecast of future taxable income and these adjustments, which could be significant, will be reflected in CPE Inc.’s operating results.  The assumptions reflected in CPE Inc.’s estimates involve significant judgment and are subject to substantial uncertainty about future events.

During the three months ended June 30, 2011, the successful bids for the WAII North and WAII South Coal Tracts were considered triggering events for updating our estimates of the tax agreement liability.  This resulted in an increase in the undiscounted estimated future liability due to Rio Tinto under the Tax Receivable Agreement, resulting in a $42.7 million charge to non-operating income for the three and six months ended June 30, 2011.  Related adjustments of $15.4 million to the net value of deferred tax assets were recorded through income tax benefit at June 30, 2011.

During the three months ended September 30, 2011, CPE Inc. completed its 2010 federal income tax return filing process, which included a final determination of the amount of CPE Inc.’s increased tax basis in CPE Resources’s assets recorded as a result of the Secondary Offering.  By operation of the partnership income tax rules following Rio Tinto’s exit from the partnership under the Secondary Offering, the future value attributable to the additional tax basis has been recalculated and reduced.  Correspondingly, the liability CPE Inc. expected to owe under the Tax Receivable Agreement at the time of the Secondary Offering decreased, resulting in a $29.9 million credit to additional paid in capital as of September 30, 2011.

Additionally, during the three months ended September 30, 2011, CPE Inc. completed its annual update of its most recent operating plans and calculation of the resulting estimated future taxable income.  Because of the reduced future tax value expected to be received as explained above, there was a decrease in the estimated liability due to Rio Tinto under the Tax Receivable Agreement, resulting in a $22.9 million benefit to non-operating income for the three months ended September 30, 2011.  Related adjustments of $8.2 million to the net value of deferred tax assets are recorded through income tax expense.

As of September 30, 2011, CPE Inc. recognized a total $180.0 million undiscounted liability for its estimated payments to Rio Tinto under the Tax Receivable Agreement, of which $9.4 million and $170.6 million were classified as current and noncurrent, respectively.  The estimated liability was based on forecasts of future taxable income over the anticipated life of the mining operations and reclamation activities, assuming no additional coal reserves are acquired. The

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

amounts to be paid will be determined based on a calculation of future income tax savings that CPE Inc. actually realizes as a result of the tax basis increase that resulted from the IPO and Secondary Offering transactions.

The assumptions used in CPE Inc.’s forecasts are subject to substantial uncertainty about future business operations and the actual amount and timing of payments that are required to be made under the Tax Receivable Agreement could differ materially from our estimates.  Based on our estimates as of September 30, 2011, CPE Inc. is expected to make payments of $9.4 million in 2011 and annual payments averaging approximately $20.0 million during 2012 to 2015.  CPE Inc. is obligated to make these payments and expects to obtain funding for these payments by causing CPE Resources to distribute cash to its owner, CPE Inc.  CPE Inc.’s payments under the Tax Receivable Agreement would be greater if CPE Resources generates taxable income significantly in excess of its current estimated future taxable income over the anticipated life of its mines, for example, because CPE Resources acquires additional coal leases beyond its existing coal leases and, as a result, CPE Inc. realizes the full tax benefit of such increased tax bases (or an increased portion thereof).  Required payments under the Tax Receivable Agreement also may increase or become accelerated as a result of certain asset transfers outside the ordinary course of business, a change in control of CPE Resources, or a default by CPE Inc.

Contingencies

ONRR Litigation — Decker Mine

The Office of Natural Resources Revenue (“ONRR”) (formerly the Mineral Management Service), a federal agency with responsibility for collecting royalties on coal produced from federal coal leases, issued two disputed assessments against Decker Coal Company (“Decker”): one for coal produced from 1986-1992, and the other for coal produced from 1993-2001.  Both assessments concern coal sold by Decker to Big Horn Coal Company (“Big Horn”) and Black Butte Coal Company (“Black Butte”), and in turn resold by those entities to Commonwealth Edison Company (“Commonwealth Edison”) to satisfy requirements under long-term contracts between those entities and Commonwealth Edison.  The ONRR maintained that Decker’s royalties should not be based on the prices at which Decker actually sold coal to Big Horn and Black Butte because ONRR did not believe those prices represented the results of arm’s length negotiation.  ONRR based this conclusion on the facts that those entities were both affiliates of KCP, Inc., formerly known as Kiewit Coal Properties, Inc., which is also a 50% owner of Decker, and that the sales were contingent on Big Horn’s and Black Butte’s ability to resell the coal to Commonwealth Edison, which did not leave Big Horn and Black Butte at market risk.  Instead, the ONRR assessed Decker’s royalties based on the higher prices set under Big Horn’s and Black Butte’s separate long-term contracts with Commonwealth Edison.

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

With respect to the period 1993-2001, the ONRR assessed approximately $7.5 million plus interest, which was estimated to be approximately $11 million inclusive of interest.  Decker appealed the ONRR assessment through the administrative process with the ONRR and that appeal was unsuccessful.  A further appeal was filed before the United States District Court for the District of Montana.  In February 2010, the District Court vacated the administrative order from the Interior Board of Land Appeals affirming the ONRR assessment.  The District Court remanded the case to the ONRR for further review and noted that the remand would not unduly prejudice Decker in light of the District Court’s opinion in Decker I.  There is no ONRR assessment currently pending against Decker for the 1993-2001 period.

We have not accrued a liability in our consolidated financial statements with respect to this matter as any potential losses are not considered to be probable and reasonably estimable.  If the ONRR issues a new assessment for the 1993-2001 period, Decker believes it will have substantive challenges to any such assessment in light of the District Court’s decision in Decker I.  Decker also believes that it has contractual price escalation protection from any increased assessments for 1993-2001; and that, in addition, Commonwealth Edison has indemnified Black Butte with respect to the 1993-2001 assessment, and that in furtherance of that obligation, Commonwealth Edison or its parent company, Exelon Generation, Inc., has therefore agreed to indemnify Decker directly for such matters.  If a new assessment is issued by the ONRR for the 1993-2001 period and is upheld and the indemnities and/or price protections were ultimately not available to Decker, the resulting Decker liability could be material.  As a result of our 50% ownership interest in Decker, our financial results could in turn be

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

materially adversely affected.  We consider Decker’s conclusions to be reasonable; however, we have not relied upon Decker’s conclusions in reaching our decision that any potential losses are not considered probable and reasonably estimable.

Caballo Coal Company Litigation — Spring Creek

In September 2009, Caballo Coal Company (“Caballo”), a subsidiary of Peabody Energy Corporation, commenced an action in Wyoming state court against Spring Creek Coal Company (“Spring Creek”), our wholly-owned subsidiary, asserting that Spring Creek repudiated its allegedly remaining obligation under a 1987 agreement to purchase an additional approximately 1.6 million tons of coal, for which it seeks unspecified damages.  Spring Creek believes that it has meritorious defenses to the claim, including that Caballo breached the agreement by failing to make required deliveries in 2006 and 2007.  Spring Creek also believes that it has meritorious counterclaims against Caballo.  If, however, the case was determined in an adverse manner to us, the payment of any judgment could be material to our results of operations.

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

Concentrations of Risk and Major Customers

Approximately 82% of our revenues for the nine months ended September 30, 2011 were under multi-year contracts that specify pricing terms compared to 84% for the nine months ended September 30, 2010.  While the majority of the contracts are fixed-price, certain contracts have adjustment provisions for determining periodic price changes.  For the nine months ended September 30, 2011 and 2010, there was no single customer that represented more than 10% of consolidated revenues.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  The credit risk is controlled through credit approvals and monitoring procedures.

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

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company, or provide a letter of credit, typically through a bank.  Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  As of September 30, 2011, we had $10.5 million of standby letters of credit and $570.6 million of performance bonds outstanding (including our proportional share of the Decker mine) to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.

10.  Postretirement Medical Plan

We maintain an unfunded postretirement medical plan to provide certain postretirement medical benefits to eligible employees, which do not include Decker employees.  Net periodic postretirement benefit costs included the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service Cost	$754	$579	$2,262	$1,737
Interest Cost	320	247	961	742
Amortization of prior service cost	326	316	978	1,089
Net periodic benefit cost	$1,400	$1,142	$4,201	$3,568

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

For the three and nine months ended September 30, 2010, $0 and $683,000 in fees Rio Tinto charged us in connection with transitional support of our credit arrangements was included in interest expense.

We began leasing office space from Rio Tinto America during 2007 under an agreement which terminated in August 2010.  Rental expense for this lease was $76,000 and $245,000 for the three and nine months ended September 30, 2010.

For the three and nine months ended September 30, 2011, there were no transitional support services provided by Rio Tinto.

Coal Sales

Revenues included sales of coal to Venture Fuels Partnership, a coal marketing company in which we own a 50% joint venture interest, of $7.4 million and $17.0 million for the three and nine months ended September 30, 2011, respectively, compared to $11.1 million and $21.0 million for the three and nine months ended September 30, 2010, respectively.

12.  Segment Information

Our management reviews, manages, and operates our business as a single operating segment - the production of low sulfur, steam coal from surface mines, located in the Western region of the U.S. within the PRB, which is sold to electric utilities and industrial customers.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of total revenues from external customers by geographic location (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
United States	$315,220	$318,579	$919,975	$895,571
Other	91,730	53,785	231,199	129,389
Total revenues from external customers	$406,950	$372,364	$1,151,174	$1,024,960

We attribute revenue to individual countries based on the location of the customer.  Our sales outside of the United States are made primarily to customers in Asia and Canada.  All of our revenues for the nine months ended September 30, 2011 and 2010 originated in the U.S.

As of September 30, 2011 and December 31, 2010, all of our long-lived assets were located in the U.S.

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

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Statement of Operations

(in thousands)

	Three Months Ended September 30, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$39	$400,891	$6,020	$—	$406,950
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	243	299,081	7,209	—	306,533
Depreciation and depletion	494	23,372	423	—	24,289
Amortization and accretion	—	2,018	966	—	2,984
Selling, general and administrative expenses	11,310	1,661	—	—	12,971
Total costs and expenses	12,047	326,132	8,598	—	346,777
Operating income	(12,008)	74,759	(2,578)	—	60,173
Other income (expense)
Interest income and other, net	142	(102)	—	—	40
Interest expense	(6,586)	(247)	(15)	—	(6,848)
Total other expense	(6,444)	(349)	(15)	—	(6,808)
Income from continuing operations before income tax provision and earnings (losses) from affiliates	(18,452)	74,410	(2,593)	—	53,365
Income tax provision	5,372	(45,442)	(5,206)	—	(45,276)
Earnings from unconsolidated affiliates, net of tax	—	530	—	—	530
Earnings (losses) from consolidated affiliates, net of tax	21,699	(7,799)	—	(13,900)	—
Net income	$8,619	$21,699	$(7,799)	$(13,900)	$8,619

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Statement of Operations

(in thousands)

	Three Months Ended September 30, 2010
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$366,574	$5,790	$—	$372,364
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	—	257,081	5,085	—	262,166
Depreciation and depletion	546	25,038	413	—	25,997
Amortization and accretion	—	2,422	915	—	3,337
Selling, general and administrative expenses	8,202	8,105	207	—	16,514
Total costs and expenses	8,748	292,646	6,620	—	308,014
Operating income	(8,748)	73,928	(830)	—	64,350
Other income (expense)
Interest income and other, net	196	70	2	—	268
Interest expense	(11,080)	(310)	(14)	—	(11,404)
Total other expense	(10,884)	(240)	(12)	—	(11,136)
Income from continuing operations before income tax provision and earnings (losses) from affiliates	(19,632)	73,688	(842)	—	53,214
Income tax provision	—	1,266	—	—	1,266
Earnings from unconsolidated affiliates, net of tax	18	820	—	—	838
Earnings (losses) from consolidated affiliates, net of tax	74,932	(842)	—	(74,090)	—
Net income	$55,318	$74,932	$(842)	$(74,090)	$55,318

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Statement of Operations

(in thousands)

	Nine Months Ended September 30, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$39	$1,134,454	$16,681	$—	$1,151,174
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	255	836,873	18,423	—	855,551
Depreciation and depletion	1,458	56,038	1,041	—	58,537
Amortization and accretion	—	6,520	2,900	—	9,420
Selling, general and administrative expenses	34,099	4,806	—	—	38,905
Total costs and expenses	35,812	904,237	22,364	—	962,413
Operating income	(35,773)	230,217	(5,683)	—	188,761
Other income (expense)
Interest income and other, net	457	(33)	1	—	425
Interest expense	(26,751)	(725)	(44)	—	(27,520)
Total other expense	(26,294)	(758)	(43)	—	(27,095)
Income from continuing operations before income tax provision and earnings (losses) from affiliates	(62,067)	229,459	(5,726)	—	161,666
Income tax provision	19,363	(29,717)	3,881	—	(6,473)
Earnings from unconsolidated affiliates, net of tax	18	2,124	—	—	2,142
Earnings (losses) from consolidated affiliates, net of tax	200,021	(1,845)	—	(198,176)	—
Net income	$157,335	$200,021	$(1,845)	$(198,176)	$157,335

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Statement of Operations

(in thousands)

	Nine Months Ended September 30, 2010
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$78	$1,009,051	$15,831	$—	$1,024,960
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	(11)	704,547	14,471	—	719,007
Depreciation and depletion	1,581	72,451	1,180	—	75,212
Amortization and accretion	—	10,317	2,783	—	13,100
Selling, general and administrative expenses	21,154	25,444	561	—	47,159
Total costs and expenses	22,724	812,759	18,995	—	854,478
Operating income	(22,646)	196,292	(3,164)	—	170,482
Other income (expense)
Interest income and other, net	435	95	4	—	534
Interest expense	(35,216)	(927)	(43)	—	(36,186)
Total other expense	(34,781)	(832)	(39)	—	(35,652)
Income from continuing operations before income tax provision and earnings (losses) from affiliates	(57,427)	195,460	(3,203)	—	134,830
Income tax provision	—	1,266	—	—	1,266
Earnings from unconsolidated affiliates, net of tax	28	3,042	—	—	3,070
Earnings (losses) from consolidated affiliates, net of tax	196,565	(3,203)	—	(193,362)	—
Net income	$139,166	$196,565	$(3,203)	$(193,362)	$139,166

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	September 30, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$425,237	$3	$12,320	$—	$437,560
Restricted cash	74,321	—	—	—	74,321
Accounts receivable, net	—	93,246	4,216	—	97,462
Inventories, net	5,570	62,860	4,261	—	72,691
Due from related parties	—	236,714	2,413	(239,127)	—
Deferred income taxes and other assets	40	37,543	136	(894)	36,825
Total current assets	505,168	430,366	23,346	(240,021)	718,859
Property, plant and equipment, net	5,724	1,313,621	2,752	—	1,322,097
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	20,705	49,393	11,064	—	81,162
Investments and other assets	1,141,871	—	—	(1,107,426)	34,445
Total assets	$1,673,468	$1,829,014	$37,162	$(1,347,447)	$2,192,197

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable and accrued expenses	$17,452	$100,773	$8,436	$—	$126,661
Royalties and production taxes	—	142,262	2,092	—	144,354
Due to related parties	252,844	—	—	(239,127)	13,717
Current portion of federal coal lease obligations	—	105,926	—	—	105,926
Other liabilities	938	3,837	966	(894)	4,847
Total current liabilities	271,234	352,798	11,494	(240,021)	395,505

Senior notes	595,977	—	—	—	595,977
Federal coal lease obligations, net of current portion	—	186,119	—	—	186,119
Asset retirement obligations, net of current portion	—	109,345	61,839	—	171,184
Other liabilities	133	62,166	4,129	(29,140)	37,288
Total liabilities	867,344	710,428	77,462	(269,161)	1,386,073
Commitments and Contingencies (Note 9)
Total member’s equity	806,124	1,118,586	(40,300)	(1,078,286)	806,124
Total liabilities and member’s equity	$1,673,468	$1,829,014	$37,162	$(1,347,447)	$2,192,197

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	December 31, 2010
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$322,010	$4	$18,086	$—	$340,100
Restricted cash	182,072	—	—	—	182,072
Accounts receivable, net	—	63,913	1,260	—	65,173
Inventories, net	5,069	55,907	3,994	—	64,970
Due from related parties	—	172,985	2,413	(175,398)	—
Deferred income taxes and other assets	—	26,641	64	(893)	25,812
Total current assets	509,151	319,450	25,817	(176,291)	678,127
Property, plant and equipment, net	5,165	999,464	3,708	—	1,008,337
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	1,389	68,180	9,395	—	78,964
Investments and other assets	911,304	—	—	(872,999)	38,305
Total assets	$1,427,009	$1,422,728	$38,920	$(1,049,290)	$1,839,367

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,685	$117,803	$6,131	$—	$128,619
Royalties and production taxes	—	124,623	2,415	—	127,038
Due to related parties	186,262	—	—	(175,398)	10,864
Deferred income taxes	893	—	—	(893)	—
Current portion of federal coal lease obligations	—	54,630	—	—	54,630
Current portion of long-term debt	52	3,862	966	—	4,880
Total current liabilities	191,892	300,918	9,512	(176,291)	326,031
Senior notes	595,684	—	—	—	595,684
Federal coal lease obligations, net of current portion	—	63,659	—	—	63,659
Asset retirement obligations, net of current portion	—	119,998	62,172	—	182,170
Other liabilities	174	61,644	3,478	(32,732)	32,564
Total liabilities	787,750	546,219	75,162	(209,023)	1,200,108
Commitments and Contingencies (Note 9)
Total member’s equity	639,259	876,509	(36,242)	(840,267)	639,259
Total liabilities and member’s equity	$1,427,009	$1,422,728	$38,920	$(1,049,290)	$1,839,367

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Nine Months Ended September 30, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$5,947	$212,225	$(5,534)	$212,638

Investing activities
Purchases of property, plant and equipment	(8,166)	(92,424)	(232)	(100,822)
Initial payment on federal coal leases	—	(69,407)	—	(69,407)
Return of restricted cash	107,887	—	—	107,887
Other	—	545	—	545
Net cash provided by (used in) investing activities	99,721	(161,286)	(232)	(61,797)

Financing activities
Principal payments on federal coal leases	—	(50,902)	—	(50,902)
Distributions to parent	(162)	—	—	(162)
Other	(2,279)	(38)	—	(2,317)
Net cash used in financing activities	(2,441)	(50,940)	—	(53,381)

Net increase (decrease) in cash and cash equivalents	103,227	(1)	(5,766)	97,460

Cash and cash equivalents at end of period	322,010	4	18,086	340,100
Cash and cash equivalents at beginning of period	$425,237	$3	$12,320	$437,560

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Nine Months Ended September 30, 2010
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$165,859	$99,946	$(3,587)	$262,218

Investing activities
Purchases of property, plant and equipment	(1,909)	(54,071)	(149)	(56,129)
Proceeds from sale of assets	—	1,401	68	1,469
Return of restricted cash	80,180	—	—	80,180
Restricted cash deposit	(218,397)	—	—	(218,397)
Net cash provided by (used in) investing activities	(140,126)	(52,670)	(81)	(192,877)

Financing activities
Principal payments on federal coal leases	—	(47,276)	—	(47,276)
Distributions to Members	(2,669)	—	—	(2,669)
Net cash used in financing activities	(2,669)	(47,276)	—	(49,945)

Net decrease in cash and cash equivalents	23,064	—	(3,668)	19,396

Cash and cash equivalents at end of period	246,470	—	21,846	268,316
Cash and cash equivalents at beginning of period	$269,534	$—	$18,178	$287,712

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would” or similar words.  You should read statements that contain these words carefully because they discuss our plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters.  There may be events in the future, however, that we are not able to predict accurately or control.  The factors listed under “Risk Factors” in our Annual Reports on Form 10-K for the year ended December 31, 2010 (our “2010 Forms 10-K”), as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially and adversely from the expectations we describe in our forward-looking statements.  Additional factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•                  future economic conditions;

•                  the contract prices we receive for coal and our customers’ ability to honor contract terms;

•                  market demand for domestic and foreign coal, electricity, and steel;

•                  safety and environmental laws and regulations, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage, gaseous emissions (for example, the Cross-State Air Pollution Rule), or ash handling as well as related costs and liabilities;

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

•                  railroad, export terminal and other transportation performance, costs and availability, including any future development of additional terminal capacity;

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note

Cloud Peak Energy Resources LLC (“CPE Resources”) is the sole direct subsidiary of Cloud Peak Energy Inc. (“CPE Inc.”), providing 100% of CPE Inc.’s total consolidated revenue for the three and nine months ended September 30, 2011 and constituting nearly 100% of CPE Inc.’s total consolidated assets as of September 30, 2011.

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

This Item 2 may contain forward-looking statements that involve substantial risks and uncertainties.  When considering these forward-looking statements you should keep in mind the cautionary statements in this report and our other Securities and Exchange Commission (“SEC”) filings, including Risk Factors in Item 1A of our Annual Reports on Form 10-K for the year ended December 31, 2010 (“2010 Forms 10-K”).  Please see “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this document.

This Item 2 is intended to help the reader understand our results of operations and financial condition.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements in Item 1 of this report and our other SEC filings, including our audited consolidated financial statements in Item 8 of our 2010 Forms 10-K.

Overview

We are one of the largest producers of coal in the U.S. and in the Powder River Basin (“PRB”) based on 2010 coal production.  We operate some of the safest mines in the coal industry.  For 2010, Mine Safety and Health Administration (“MSHA”) data for employee injuries showed our mines had one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.  We operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., and operate two of the four largest coal mines in the U.S.  Our operations include three wholly-owned surface coal mines, two of which, the Antelope mine and the Cordero Rojo mine, are in Wyoming and one of which, the Spring Creek mine, is in Montana.  We also own a 50% non-operating interest in a fourth surface coal mine in Montana, the Decker mine.  We produce sub-bituminous steam coal with low sulfur content and sell our coal primarily to domestic electric utilities.

Noncontrolling Interest

On December 15, 2010, CPE Inc. priced a secondary offering of 29,400,000 shares of its common stock on behalf of Rio Tinto.  In connection with the secondary offering, CPE Inc. exchanged 29,400,000 shares of common stock for the common membership units of CPE Resources held by Rio Tinto and completed the secondary offering on behalf of Rio Tinto (the “Secondary Offering”), resulting in a divestiture of 100% of Rio Tinto’s holdings in CPE Resources.  As a result of this transaction, CPE Resources became a wholly-owned subsidiary of CPE Inc., and Rio Tinto no longer holds an interest in CPE Resources.

For 2010, until the date of the Secondary Offering, Rio Tinto’s ownership interest in CPE Resources was reported as a noncontrolling interest in CPE Inc.’s consolidated financial statements.  As a result of the Secondary Offering, CPE Resources became a wholly-owned subsidiary of CPE Inc. and 100% of income earned by CPE Resources after December 15, 2010 was attributed to CPE Inc.

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

With the acquisition of the WAII North lease, we also gain access to approximately 80 million additional tons of coal in an adjacent State of Wyoming coal lease that we already controlled but were not previously included in our coal reserve estimates.  Our annual reassessment of coal reserves will be completed as part of our annual reporting process.

Our key business drivers include the following:

•                  the volume of coal sold domestically and internationally;

•                  the price for which we sell our coal;

•                  the costs of mining, including labor, repairs and maintenance, fuel, explosives, depreciation of capital equipment, depletion of coal leases and regulatory compliance;

•                  the costs for freight and port charges for coal sales on a delivered basis; and

•                  capital expenditures to acquire property, plant and equipment.

The volume of coal that we sell in any given year is driven by the amount of global and domestic demand for coal-generated electric power.  Demand for electric power may be affected by many factors including weather patterns, environmental and legal challenges, political influences, energy policies, international and domestic economic conditions, and other factors discussed in this Item 2 and in our 2010 Forms 10-K.

The price at which we sell our coal is a function of the demand relative to the supply for coal, domestically and internationally.  As a region’s demand increases, prices are also subject to increase.  Significant increase in demand can allow our coal to compete in new markets.  We typically enter into multi-year contracts with our customers which helps mitigate the risks associated with any short-term imbalance in supply and demand.  In addition, international demand has increased, enabling us to increase exports of coal.  During the third quarter of 2011, we entered into a derivative financial instrument to hedge a portion of our export coal sales that is scheduled to settle in 2012.

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

In line with the worldwide mining industry, we have experienced increased operating costs for mining equipment, diesel fuel and supplies, and employee wages and salaries.  Changes in the cost of commodities related to our production process, such as diesel fuel, will result in changes in the cost of coal production.  We have not entered into any hedging or other arrangements to reduce the volatility in the price of commodities used in our mining operations, although we may do so in the future.  As is common in the PRB, coal seams at our existing mines naturally deepen, on average, at a gradient of approximately 2% to 3%.  Strip ratios have a direct correlation with our costs.

We arrange and pay for the freight costs and port charges for coal sales on a delivered basis, which primarily relates to our Asian export activities.  Our costs for transportation are affected by volume and negotiated freight rates.

Should the costs of acquiring future federal coal leases and associated surface rights increase, our depletion costs would also increase.

On August 8, 2011, the U.S. Environmental Protection Agency (“EPA”) published in the Federal Register the Cross-State Air Pollution Rule (“CSAPR”) which replaces the Clean Air Interstate Rule (“CAIR”).  CSAPR is slated to take effect on January 1, 2012 and is intended to reduce pollutants from upwind states by requiring 27 states to reduce power plant emissions of sulfur dioxide (“SO2”) and nitrogen oxide (“NOx”).

Power plants’ options for reducing emissions of these pollutants include switching to a lower sulfur coal or installing emission control technologies, or a combination of both.  Since the PRB has the lowest SO2 content of any of the large coal producing regions, any increase in demand for lower sulfur coal could lead to higher demand for coal from the PRB particularly for “ultra-low” sulfur coal such as that produced by our Antelope mine.  For regulated states to meet their requirements under the CSAPR, a number of coal-fired electric generating units will likely need to be retired, rather than be retrofitted with the necessary emission control technologies, thereby reducing demand for thermal coal.  Judicial petitions have been filed to challenge the rule and several legislative challenges are being initiated against CSAPR.  We are unable to predict the overall impact of this legislation.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

The discussion of our results of operations below includes references to an analysis of Adjusted EBITDA and Adjusted Earnings Per Share (“Adjusted EPS”).  Adjusted EBITDA and Adjusted EPS are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles in the U.S. (“U.S. GAAP”).  A quantitative reconciliation of net income to Adjusted EBITDA and diluted earnings (loss) per share to Adjusted EPS is found within this Item 2.

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

Adjusted EPS represents diluted earnings (loss) per share attributable to controlling interest, adjusted to exclude the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA and described above.

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Summary

The following table summarizes key results for the three months ended September 30, 2011 and 2010 (in millions):

	Three Months Ended
	September 30,		Change
	2011	2010	Amount	Percent
Total revenue	$407.0	$372.4	$34.6	9.3
Net income	24.6	19.5	5.1	26.2
Adjusted EBITDA(1)	87.9	94.5	(6.6)	(7.0)
Adjusted EPS(1)	$0.61	$0.60	$0.01	1.7
Asian export tons	1.4	0.9	0.5	55.1
Total tons sold	25.2	26.2	(1.0)	(3.8)

(1) Non-GAAP measure; please see reconciliation below.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

The following tables present a reconciliation of net income to Adjusted EBITDA and diluted earnings (loss) per common share to Adjusted EPS (in millions, except per share amounts):

	Three Months Ended
	September 30,
	2011	2010
Net income	$24.6	$19.5
Interest income	(0.1)	(0.2)
Interest expense	6.8	11.4
Income tax expense (benefit)	52.2	14.7
Depreciation and depletion	24.3	26.0
Accretion	3.0	3.4
EBITDA	$110.8	$74.8
Expired significant broker contract	—	—
Tax agreement expense (benefit)	(22.9)	19.7
Adjusted EBITDA	$87.9	$94.5

	Three Months Ended
	September 30,
	2011	2010
Diluted earnings (loss) per common share attributable to controlling interest	$0.41	$(0.22)
Expired significant broker contract	—	—
Tax agreement expense (benefit)	(0.38)	0.64
Change in net value of deferred tax assets	0.58	0.18
Adjusted EPS	$0.61	$0.60
Weighted-average dilutive shares outstanding	60.6	30.6

Results of Operations

Owned and operated mines refers to our three surface coal mines and excludes our 50% non-operating interest in the Decker mine.  We include our share of results from operations at the Decker mine along with broker coal sales, and billings for transportation and delivery services as other operations.

Revenues

The following table presents revenues (in millions except per ton amounts):

	Three Months Ended
	September 30,		Change
	2011	2010	Amount	Percent
Owned and operated mines
Revenue	$314.6	$310.1	$4.5	1.5
Realized price per ton sold	$12.91	$12.36	$0.55	4.4
Tons sold	24.4	25.1	(0.7)	(2.8)

Other operations
Revenue	$92.4	$62.3	$30.1	48.3

The increase in revenue from our owned and operated mines was the result of an increase in the realized price per ton of coal sold in 2011 compared to 2010, reflecting the strong demand for PRB coal due to prevailing economic and industry conditions at the time we entered into the related coal supply contracts, partially offset by a decrease in coal sold in 2011 compared to 2010.  The decrease in coal sold year-over-year was primarily due to rail transportation disruptions which were the result of the severe flooding experienced throughout the Midwestern United States during the spring and summer of 2011.

Revenues from transportation and delivery services increased as a result of a higher volume of coal sold on a delivered basis, including export sales with delivered pricing terms that include rail and port charges.  We arranged and paid for the freight costs and charged our customers for providing this service.

Cost of Product Sold

The following table presents cost of product sold (in millions except per ton amounts):

	Three Months Ended
	September 30,		Change
	2011	2010	Amount	Percent
Owned and operated mines
Cost of product sold	$223.5	$209.8	$13.7	6.5
Average cost per ton sold	9.17	8.36	0.81	9.7
Other operations
Cost of product sold	$83.0	$52.4	$30.6	58.4

The increase in the average cost per ton of coal sold is primarily the result of increases in costs related to the price of diesel fuel and lubricants as well as maintenance and repairs.

Costs from other operations increased primarily due to increases in volumes and freight rates on our coal sold on a delivered basis, including Asian export sales.

Operating Income

The following table presents operating income (in millions):

	Three Months Ended
	September 30,		Change
	2011	2010	Amount	Percent
Operating income	$60.2	$64.4	$(4.2)	(6.5)

In addition to those factors previously discussed, we realized reductions in selling, general and administrative costs primarily due to lower incentive compensation and medical costs.

Other Expense

The following table presents other expense (in millions):

	Three Months Ended
	September 30,		Change
	2011	2010	Amount	Percent
Other income (expense)	$16.1	$(30.8)	$46.9	(152.3)

Other expense was primarily impacted by a reduction in our tax agreement expense.  In the third quarter of each year, we update our estimates of the undiscounted liability over the remaining lives of our mines owed to Rio Tinto under the Tax Receivable Agreement.  In the three months ended September 30, 2011, this resulted in a $22.9 million benefit and in the three months ended September 30, 2010, a $19.7 million charge to other income (expense).  See Note 9 of notes to unaudited condensed consolidated financial statements in Item 1.  In addition, other expense was reduced by a $4.1 million net increase in the amount of interest expense capitalized in the current period.  The increase in capitalized interest was the result of additional interest capitalized on the WAII North and WAII South Coal Tracts, which were acquired in the second quarter of 2011.

Income Tax Provision

The following table presents income tax provision (in millions):

	Three Months Ended
	September 30,		Change
	2011	2010	Amount	Percent
Income tax (expense) benefit (CPE Inc.)	$(52.2)	$(14.7)	$(37.5)	255.1
Effective tax rate (CPE Inc.)	68.4%	43.9%	24.5	55.8

Income tax (expense) benefit (CPE Resources)	$(45.3)	$1.3	$(46.6)	*
Effective tax rate (CPE Resources)	84.8%	(2.4)%	87.2	*

*   Not meaningful

CPE Inc.

Our statutory income tax rate, including state income taxes is 36%.  The difference from that rate for the three months ended September 30, 2011 is due primarily to adjustments to the liability we expect to owe under the Tax Receivable Agreement and the corresponding change to the related deferred tax assets and changes in our valuation allowance resulting from the third quarter annual calculation of our estimate of future taxable income.

CPE Resources

Our statutory income tax rate, including state income taxes is 36%.  The difference from that rate for the three months ended September 30, 2011 is due primarily to changes in our valuation allowance resulting from the third quarter annual calculation of our estimate of future taxable income.  The effective tax rate for 2010 was also impacted by CPE Resources’s change in status from an entity generally not subject to income taxes prior to the Secondary Offering to an entity that must now recognize taxes on a stand-alone, separate return basis.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Summary

The following table summarizes key results for the nine months ended September 30, 2011 and 2010 (in millions):

	Nine Months Ended
	September 30,		Change
	2011	2010	Amount	Percent
Total revenue	$1,151.2	$1,025.0	$126.2	12.3
Net income	146.0	87.4	58.6	67.0
Adjusted EBITDA(1)	258.8	253.1	5.7	2.3
Adjusted EPS(1)	$1.78	$1.39	$0.39	28.1
Asian export tons	3.7	2.5	1.2	48.0
Total tons sold	72.8	72.8	—	—

(1) Non-GAAP measure; please see reconciliation below.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

The following tables present a reconciliation of net income to Adjusted EBITDA and diluted earnings (loss) per common share to Adjusted EPS (in millions, except per share amounts):

	Nine Months Ended
	September 30,
	2011	2010
Net income	$146.0	$87.4
Interest income	(0.5)	(0.4)
Interest expense	27.5	36.2
Income tax (benefit) provision	(2.0)	30.2
Depreciation and depletion	58.5	75.2
Amortization(1)	—	3.2
Accretion	9.4	9.9
EBITDA	$238.9	$241.7
Expired significant broker contract(1)	—	(8.3)
Tax agreement expense	19.9	19.7
Adjusted EBITDA	$258.8	$253.1

(1)               The impact of the expired significant broker contract on the unaudited condensed consolidated statement of operations is a combination of net income and the amortization expense related to the contract.  All amortization expense for the periods presented was attributable to the significant broker contract.

	Nine Months Ended
	September 30,
	2011	2010
Diluted earnings (loss) per common share attributable to controlling interest	$2.41	$0.68
Expired significant broker contract	—	(0.11)
Tax agreement expense	0.33	0.64
Change in net value of deferred tax assets	(0.96)	0.18
Adjusted EPS	$1.78	$1.39
Weighted-average dilutive shares outstanding	60.6	30.6

Results of Operations

Owned and operated mines refers to our three surface coal mines and excludes our 50% non-operating interest in the Decker mine.  We include our share of results from operations at the Decker mine along with broker coal sales, and billings for transportation and delivery services as other operations.

Revenues

The following table presents revenues (in millions except per ton amounts):

	Nine Months Ended
	September 30,		Change
	2011	2010	Amount	Percent
Owned and operated mines
Revenue	$907.3	$866.9	$40.4	4.7
Realized price per ton sold	$12.88	$12.31	$0.57	4.6
Tons sold	70.5	70.4	0.1	0.1

Other operations
Revenue	$243.9	$158.1	$85.8	54.3

The increase in revenue from our owned and operated mines reflected an increase in the realized price per ton of coal sold in 2011 compared to 2010, reflecting the strong demand for PRB coal due to prevailing economic and industry conditions at the time we entered into the related coal supply contracts, and an increase in coal shipped in 2011 compared to 2010.

Revenues from transportation and delivery services increased as a result of a higher volume of coal sold on a delivered basis, including export sales with delivered pricing terms that include rail and port charges.  We arranged and paid for the freight costs and charged our customers for providing this service.

In the nine months ended September 30, 2010, our significant broker contract expired following final deliveries made under the contract.  This broker sales contract contributed $14.4 million of revenues.

Cost of Product Sold

The following table presents cost of product sold (in millions except per ton amounts):

	Nine Months Ended
	September 30,		Change
	2011	2010	Amount	Percent
Owned and operated mines
Cost of product sold	$642.3	$592.3	$50.0	8.4
Average cost per ton sold	$9.12	$8.41	0.71	8.4
Other operations
Cost of product sold	$213.3	$126.7	$86.6	68.4

The increase in the average cost per ton of coal sold is primarily the result of increases in costs related to the price of diesel fuel and lubricants as well as maintenance and repairs.

Costs from other operations increased primarily due to increases in volumes and freight rates on our coal sold on a delivered basis, including Asian export sales.

Operating Income

The following table presents operating income (in millions):

	Nine Months Ended
	September 30,		Change
	2011	2010	Amount	Percent
Operating income	$188.8	$170.5	$18.3	10.7

In addition to those factors discussed above, the successful WAII North and WAII South Coal Tract bids changed the timing of reclamation activities for our Antelope mine and resulted in a reduction in the asset retirement obligation that exceeded the carrying amount of the related asset retirement cost by $15.7 million and was recognized as a reduction of depreciation and depletion expense.  In addition, we realized lower amortization and selling, general and administrative costs primarily due to lower incentive compensation and medical costs.

Other Expense

The following table presents other expense (in millions):

	Nine Months Ended
	September 30,		Change
	2011	2010	Amount	Percent
Other expense	$(47.0)	$(55.3)	$8.3	(15.0)

Other expense was primarily impacted by an $8.5 million net increase in the amount of interest expense capitalized in the current period.  The increase in capitalized interest was the result of additional interest capitalized on the WAII North and WAII South Coal Tracts, which were acquired during the second quarter of 2011.

Income Tax Provision

The following table presents income tax provision (in millions):

	Nine Months Ended
	September 30,		Change
	2011	2010	Amount	Percent
Income tax (expense) benefit (CPE Inc.)	$2.0	$(30.2)	$32.2	(106.6)
Effective tax rate (CPE Inc.)	(1.4)%	26.2%	(27.6)	(105.3)
Income tax (expense) benefit (CPE Resources)	$(6.5)	$1.3	$(7.8)	*
Effective tax rate (CPE Resources)	4.0%	(0.9)%	4.9	*

*   Not meaningful

CPE Inc.

Our statutory income tax rate, including state income taxes is 36%.  The difference from that rate for the nine months ended September 30, 2011 is due primarily to adjustments to the liability we expect to owe under the Tax Receivable Agreement and the corresponding change to the related deferred tax assets and changes in our valuation allowance resulting from the third quarter annual calculation of our estimate of future taxable income.

CPE Resources

Our statutory income tax rate, including state income taxes is 36%.  The difference from that rate for the nine months ended September 30, 2011 is due primarily to changes in our valuation allowance resulting from the third quarter annual calculation of our estimate of future taxable income.  The effective tax rate for 2010 was also impacted by CPE Resources’s change in status from an entity generally not subject to income taxes prior to the Secondary Offering to an entity that must now recognize taxes on a stand-alone, separate return basis.

Liquidity and Capital Resources

Total cash comprises cash and cash equivalents and restricted cash.  As of September 30, 2011 and December 31, 2010, total cash was $511.9 million and $522.2 million, respectively.  These amounts included cash and cash equivalents of $437.6 million and $340.1 million, respectively, and restricted cash of $74.3 million and $182.1 million, respectively.  Restricted cash collateralizes certain of our surety bond obligations at collateral levels required by our surety bond providers.  During the third quarter, we were able to negotiate lower collateral requirements with almost all of our surety bond providers thereby releasing $86.6 million in funds, resulting in a nine month total release of $107.9 million.

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations and borrowing capacity under CPE Resources’s $500 million revolving credit facility.  Cash from operations depends on a number of factors beyond our control, such as the market price for our coal, the quantity of coal required by our customers, coal-fired electricity demand, regulatory changes and energy policies impacting our business, reclamation costs, the market price we pay for diesel fuel, transportation and export terminal costs, variables affecting other costs of our business and other risks and uncertainties, including those discussed in Item 1A “Risk Factors” in our 2010 Forms 10-K and in “Cautionary Note Regarding Forward-Looking Statements.”

On June 3, 2011, CPE Resources entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent, and a syndicate of lenders.

The Amended Credit Agreement establishes a commitment to provide us with a $500 million senior secured revolving credit facility, which can be used to borrow funds or issue letters of credit.  Subject to the satisfaction of certain conditions, we may elect to increase the size of the revolving credit facility and/or request the addition of one or more new tranches of term loans in a combined amount of up to $200 million.  Our obligations under the credit facility are secured by substantially all of CPE Resources’s assets and substantially all of the assets of certain of CPE Resources’s subsidiaries, subject to certain permitted liens and customary exceptions for similar coal financings.  Our obligations under the credit facility are also supported by a guarantee by CPE Resources’s domestic restricted subsidiaries.  The credit facility matures on June 3, 2016.

As of September 30, 2011, the borrowing capacity under the Amended Credit Agreement was $489.5 million.  The borrowing capacity under the Amended Credit Agreement is reduced by the amount of letters of credit issued.  Our ability to borrow under the Amended Credit Agreement is subject to the terms and conditions of the facility, including our compliance with financial and non-financial covenants.

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

In addition, our anticipated capital expenditures, which we expect will be between $115 million and $130 million (excluding federal coal lease payments) in 2011, include our estimates of expenditures necessary to keep our fleets updated to maintain our mining productivity and competitive position and the addition of new equipment as necessary.

CPE Resources is required to make semi-annual interest payments on its senior notes on June 15 and December 15 through maturity.  CPE Inc. also expects to make ongoing payments to Rio Tinto under the Tax Receivable Agreement, which will impact our liquidity.

If we do not have sufficient resources from ongoing operations to satisfy our obligations or the timing of payments on our obligations does not coincide with cash inflows from operations, we may need to use our cash on hand or borrow under our line of credit.  If the obligation is in excess of these amounts, we may need to seek additional borrowing sources or take other actions.  Depending upon existing circumstances at the time, we may not be able to obtain additional funding on acceptable terms or at all.  In addition, our existing debt instruments contain restrictive covenants, which may prohibit us from borrowing under our existing credit line or pursuing certain alternatives to obtain additional funding.

Cash Flows (CPE Inc.)

	Nine Months Ended
	September 30,		Change
	2011	2010	Amount	Percent
	(dollars in millions)
Net cash provided by operating activities	$212.5	$260.8	$(48.3)	(18.5)
Net cash used in investing activities	(61.8)	(192.9)	131.1	(68.0)
Net cash used in financing activities	(53.2)	(48.6)	(4.6)	9.5

Operating Activities

The following table summarizes operating cash flows (in millions):

	Nine Months Ended
	September 30,		Change
	2011	2010	Amount	Percent
Net income	$146.0	$87.4	$58.6	67.0
Adjustments before changes in working capital	93.1	135.1	(42.0)	(31.1)
Increase (decrease) in working capital	(26.6)	38.3	(64.9)	(169.5)
Net cash provided by operating activities	$212.5	$260.8	$(48.3)	(18.5)

The decrease in adjustments before changes in working capital was due to decreases in depreciation and depletion and deferred income taxes, partially offset by increases in amortization of debt issuance costs and other post-employment benefit liabilities.  Depreciation decreased as the adjustment to the asset retirement obligation due to the successful bids for the WAII North and WAII South Coal Tracts was greater than the remaining net book value of the related asset retirement obligation asset and the difference was credited to depreciation expense.  Deferred income taxes increased as a result of the successful bids for the WAII North and WAII South Coal Tracts as future expected income increased.  The decrease in working capital was largely driven by the timing of related party transactions and payments of accounts payable, increases in accounts receivable balances, inventories, and other assets.

Investing Activities

The following table summarizes investing cash flows (in millions):

	Nine Months Ended
	September 30,		Change
	2011	2010	Amount	Percent
Purchases of property, plant and equipment	$(100.8)	$(56.1)	$(44.7)	79.7
Initial payment on federal coal leases	(69.4)	—	(69.4)	*
Return of restricted cash	107.9	80.2	27.7	34.5
Restricted cash deposits, net	—	(218.4)	218.4	*
Other	0.5	1.4	(0.9)	(64.3)
Cash used in investing activities	$(61.8)	$(192.9)	$131.1	(68.0)

*    Not meaningful

The decrease in cash used in investing activities was primarily related to our surety bond obligations.  Net restricted cash deposits of $138.2 million occurred in the nine months ended September 30, 2010 compared to restricted cash releases of $107.9 million in the nine months ended September 30, 2011 following negotiated reduction of collateral required.  This decrease in cash used in investing activities was partially offset by deposits on the purchase of fixed assets, increased purchases of property, plant and equipment, and initial payments on federal coal lease obligations.  Year-to-date property, plant and equipment purchases include payments for haul trucks received in 2010, payments for surface land associated with federal and privately held mineral rights, and cash interest capitalized.

Financing Activities

The following table summarizes financing cash flows (in millions):

	Nine Months Ended
	September 30,		Change
	2011	2010	Amount	Percent
Principal payments on federal coal leases	$(50.9)	$(47.3)	$(3.6)	7.6
Other	(2.3)	—	(2.3)	*
Distributions to Members	—	(1.3)	1.3	*
Cash used in financing activities	$(53.2)	$(48.6)	$(4.6)	9.5

*    Not meaningful

The increase compared to the prior year was due to an increase in the principal portion of payments on federal coal leases and the payment of debt issuance costs of $2.0 million in the current year related to our Amended Credit Agreement.  The increase was offset by decreases in payments to Members.

Cash Flows (CPE Resources)

	Nine Months Ended
	September 30,		Change
	2011	2010	Amount	Percent
	(dollars in millions)
Net cash provided by operating activities	$212.6	$262.2	$(49.6)	(18.9)
Net cash used in investing activities	(61.8)	(192.9)	131.1	(68.0)
Net cash used in financing activities	(53.4)	(49.9)	(3.5)	7.0

Operating Activities

The following table summarizes operating cash flows (in millions):

	Nine Months Ended
	September 30,		Change
	2011	2010	Amount	Percent
Net income	$157.3	$139.2	$18.1	13.0
Adjustments before changes in working capital	77.7	86.8	(9.1)	(10.5)
Increase (decrease) in working capital	(22.4)	36.2	(58.6)	(161.9)
Net cash provided by operating activities	$212.6	$262.2	$(49.6)	(18.9)

The decrease in adjustments before changes in working capital was due to decreases in depreciation and depletion and deferred income taxes, partially offset by increases in amortization of debt issuance costs and other post-employment benefit liabilities.  Depreciation decreased as the adjustment to the asset retirement obligation due to the successful bids for the WAII North and WAII South Coal Tracts was greater than the remaining net book value of the related asset retirement obligation asset and the difference was credited to depreciation expense.  Deferred income taxes increased as a result of the successful bids for the WAII North and WAII South Coal Tracts as future expected income increased.  The decrease in working capital was largely driven by the timing of payments of accounts payable, increases in accounts receivable balances, inventories, and other assets.

Investing Activities

The following table summarizes investing cash flows (in millions):

	Nine Months Ended
	September 30,		Change
	2011	2010	Amount	Percent
Purchases of property, plant and equipment	$(100.8)	$(56.1)	$(44.7)	79.7
Initial payment on federal coal leases	(69.4)	—	(69.4)	*
Return of restricted cash	107.9	80.2	27.7	34.5
Restricted cash deposits, net	—	(218.4)	218.4	*
Other	0.5	1.4	(0.9)	(64.3)
Cash used in investing activities	$(61.8)	$(192.9)	$131.1	(68.0)

*    Not meaningful

The decrease in cash used in investing activities was primarily related to our surety bond obligations.  Net restricted cash deposits of $138.2 million occurred in the nine months ended September 30, 2010 compared to restricted cash releases of $107.9 million in the nine months ended September 30, 2011 following negotiated reduction of collateral required.  This decrease in cash used in investing activities was partially offset by deposits on the purchase of fixed assets, increased purchases of property, plant and equipment, and initial payments on federal coal lease obligations.  Year-to-date property, plant and equipment purchases include payments for haul trucks received in 2010, payments for surface land associated with federal and privately held mineral rights, and cash interest capitalized.

Financing Activities

The following table summarizes financing cash flows (in millions):

	Nine Months Ended
	September 30,		Change
	2011	2010	Amount	Percent
Principal payments on federal coal leases	$(50.9)	$(47.3)	$(3.6)	7.6
Other	(2.3)	—	(2.3)	*
Distributions to Members	(0.2)	(2.6)	2.4	(92.3)
Cash used in financing activities	$(53.4)	$(49.9)	$(3.5)	7.0

*    Not meaningful

The increase to the prior year was due to an increase in the principal portion of payments on federal coal leases and the payment of debt issuance costs of $2.0 million in the current year related to our Amended Credit Agreement.  The increase was offset by decreases in payments to Members.

Global Climate Change

Enactment of laws or passage of regulations regarding emissions from the combustion of coal by the U.S. or some of its states or by other countries, or other actions to limit such emissions, could result in electricity generators switching from coal to other fuel sources.  Additionally, the creation and issuance of subsidies designed to encourage use of alternative energy sources could decrease the demand of coal as an energy source.  The potential financial impact on us of future laws, regulations, or subsidies will depend upon the degree to which electricity generators diminish their reliance on coal as a fuel source as a result of the laws, regulations or subsidies.  That, in turn, will depend on a number of factors, including the appeal and design of the subsidies being offered, the specific requirements imposed by any such laws or regulations such as mandating use by utilities of renewable fuel sources, the time periods over which those laws or regulations would be phased in and the state of commercial development and deployment of carbon capture and storage technologies.  In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws or regulations may have on our results of operations, financial condition or cash flows.  See Item 1, “Business—Environmental and Other Regulatory Matters—Climate Change” and Item 1A, “Risk Factors” in our 2010 Forms 10-K for additional discussion regarding how climate change and other environmental regulatory matters impact our business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results that can be expected for the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Forms 10-K for a discussion of our critical accounting policies and estimates.

Newly Adopted Accounting Standards and Recently Issued Accounting Pronouncements

See Note 2 to our notes to unaudited consolidated financial statements in Item 1 for a discussion of newly adopted accounting standards and recently issued accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices.  We believe our principal market risks are commodity price risk and interest rate risk.

Commodity Price Risks

Market risk includes the potential for changes in the market value of our coal portfolio.  Due to the lack of quoted market prices and the long-term nature of our forward sales position, we have not quantified the market risk related to our coal supply agreements.  Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations, rather than through the use of derivative financial instruments.  During the three months ended September 30, 2011, we utilized a derivative financial instrument to fix the price for 75,000 metric tonnes of export coal sales that is scheduled to settle in the second quarter of 2012.

We also face price risk involving other commodities used in our production process, such as diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10% for a full year, we would incur additional fuel costs of approximately $13 million.  Historically, we have not hedged commodities used in our mining operations, such as diesel fuel.  We may enter into hedging arrangements with respect to these commodities in the future.

Interest Rate Risk

Our revolving credit facility is subject to an adjustable interest rate.  See Note 4 of our notes to unaudited condensed consolidated financial statements in Item 1. We had no outstanding borrowings under our credit facility as of September 30, 2011.  If we borrow funds under the revolving credit facility, we may be subject to increased sensitivity to interest rate movements.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

CPE Inc. and CPE Resources each maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports they file or submit under the Securities Exchange of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by CPE Inc. and CPE Resources in the reports they file or submit under the Exchange Act is accumulated and communicated to senior management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  The management of each of CPE Inc. and CPE Resources, with the participation of the Chief Executive Officer and Chief Financial Officer of each entity, has evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) of each entity as of September 30, 2011, and has concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

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

For the nine months ended September 30, 2011, the all injury frequency rate (“AIFR”) for our three owned and operated mines was 0.91 (calculated internally based on MSHA methodology).  The AIFR is the number of reportable injuries suffered by mine site employees per 200,000 hours worked.

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

Responding to the Dodd-Frank Act legislation, we report that, for the three months ended September 30, 2011, none of our mines received written notice from MSHA of (a) a violation under section 110(b)(2) of the Mine Act for failure to make reasonable efforts to eliminate a known violation of a mandatory safety or health standard that substantially proximately caused, or reasonably could have been expected to cause, death or serious bodily injury, (b) a pattern of violations of mandatory health or safety standards under section 104(e) of the Mine Act, or (c) the potential to have such a pattern.  We have one legal proceeding before the Federal Mine Safety and Health Review Commission (the “Commission”) that was pending during the quarter.  There were no mining-related fatalities during the period covered by this report.

Pursuant to the Dodd-Frank Act, Cloud Peak Energy provides the following safety-related information for our three operated mines for the three months ended September 30, 2011 (amounts in whole dollars):

	Antelope	Cordero Rojo	Spring Creek
Item	Mine	Mine	Mine
Section 104(a) S&S citations (1)	—	3	—
Section 104(b) orders(2)	—	—	—
Section 104(d) citations and orders(3)	—	—	—
Section 110(b)(2) violations(4)	—	—	—
Section 107(a) orders(5)	—	—	—
Proposed MSHA assessments(6)	—	$1,976	—
Fatalities(7)	—	—	—
Section 104(e) notices(8)	—	—	—
Pending Mine Safety Commission legal actions (including any contested penalties for citations issued)(9)	—	One pending under proceeding Section 105(c) (10)	—

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

(6)                      Amounts shown include assessments proposed by MSHA during the three months ended September 30, 2011 on the citations and orders reflected in this chart.

(7)                      Total number of mining-related fatalities during the three months ended September 30, 2011.

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

Item 6.  Exhibits.

See Exhibit Index at page 47 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ MICHAEL BARRETT
Date: October 27, 2011		Michael Barrett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

CLOUD PEAK ENERGY RESOURCES LLC

	By:	/s/ MICHAEL BARRETT
Date: October 27, 2011		Michael Barrett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number		Description of Documents

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

4.3		Form of Exchange Notes (included in Exhibit 4.2 hereto)

10.1		Federal Coal Lease WYW 163340: Antelope Coal LLC (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Form 8-K filed on July 1, 2011)

10.2		Federal Coal Lease WYW 177903: Antelope Coal LLC (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Form 8-K filed on August 12, 2011)

12.1	*	Computation of Ratio of Earnings to Fixed Charges

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.

31.3	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC

31.4	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.

32.3	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC

32.4	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC

101.	INS*	XBRL Instance Document

Exhibit Number		Description of Documents

101.	SCH*	XBRL Taxonomy Extension Schema Document

101.	CAL*	XBRL Taxonomy Calculation Linkbase Document

101.	LAB*	XBRL Taxonomy Label Linkbase Document

101.	PRE*	XBRL Taxonomy Presentation Linkbase Document

101.	DEF*	XBRL Taxonomy Definition Document

* Filed or furnished herewith, as applicable