Form 10-K
period 2011-12-31
CLOUD PEAK ENERGY INC.; Cloud Peak Energy Resources LLC
filed 2012-02-17
CIK 1441849, 1493144

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-34547
Commission File Number: 333-168639

Cloud Peak Energy Inc.
Cloud Peak Energy Resources LLC
(Exact name of registrant as specified in its charter)

Delaware Delaware (State or other jurisdiction of incorporation or organization)	26-3088162 26-4073917 (I.R.S. Employer Identification No.)
505 S. Gillette Ave., Gillette, Wyoming (Address of principal executive offices)	82716 (Zip Code)

(307) 687-6000
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
 None

             Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Cloud Peak Energy Inc.	Yes ☒	No ☐
Cloud Peak Energy Resources LLC	Yes ☒	No ☐

             Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Cloud Peak Energy Inc.	Yes ☐	No ☒
Cloud Peak Energy Resources LLC	Yes ☐	No ☒

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

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

             Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

	Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Cloud Peak Energy Inc.	☒	☐	☐	☐
Cloud Peak Energy Resources LLC	☐	☐	☒	☐

             Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Cloud Peak Energy Inc.	Yes ☐	No ☒
Cloud Peak Energy Resources LLC	Yes ☐	No ☒

             As of June 30, 2011, the last business day of Cloud Peak Energy Inc.'s most recently completed second fiscal quarter, the aggregate market value of the voting and nonvoting stock held by non-affiliates of Cloud Peak Energy Inc. was approximately $1,298 million based on the closing price of Cloud Peak Energy Inc.'s common stock as reported that day on the New York Stock Exchange of $21.30 per share. In determining this figure, Cloud Peak Energy Inc. has assumed that all of its directors and executive officers are affiliates. Such assumptions should not be deemed conclusive for any other purpose.

             Number of shares outstanding of Cloud Peak Energy Inc.'s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 60,922,534 shares outstanding as of January 31, 2012. 100% of the common membership units of Cloud Peak Energy Resources LLC outstanding as of January 31, 2012 are held by Cloud Peak Energy Inc.

             This combined Form 10-K is separately filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC. Cloud Peak Energy Resources LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

DOCUMENTS INCORPORATED BY REFERENCE

             Portions of Cloud Peak Energy Inc.'s Proxy Statement to be filed with the Securities and Exchange Commission in connection with Cloud Peak Energy Inc.'s 2012 annual meeting of stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

Explanatory Note

        This combined Form 10-K is filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC. Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such other Registrant, and therefore makes no representation as to any such information. Cloud Peak Energy Resources LLC is the sole direct subsidiary of Cloud Peak Energy Inc., providing 100% of Cloud Peak Energy Inc.'s total consolidated revenue for the year ended December 31, 2011 and constituting nearly 100% of Cloud Peak Energy Inc.'s total consolidated assets as of December 31, 2011.

        Unless the context indicates otherwise, the terms the "Company," "we," "us," and "our" refer to both Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC and their subsidiaries. Discussions or areas of this report that either apply only to Cloud Peak Energy Inc. or Cloud Peak Energy Resources LLC are clearly noted in such sections.

i

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will," "would," or similar words. You should read statements that contain these words carefully because they discuss our current plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters. While we believe that these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate. Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions. The factors listed under "Risk Factors," as well as any cautionary language in this report, describe the known material risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them. You are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

  •
  the prices we receive for our coal;

  •
  competition with other producers of coal;

  •
  competition with natural gas and other non-coal energy resources, which may be increased as a result of energy policies, regulations and subsidies or other government incentives that encourage or mandate use of alternative energy sources;

  •
  coal-fired power plant capacity, including the impact of environmental regulations, energy policies and other factors that may cause utilities to phase out or close existing coal-fired power plants or reduce construction of any new coal-fired power plants;

  •
  market demand for domestic and foreign coal, electricity and steel;

  •
  our ability to maintain and grow our export sales;

  •
  domestic and international economic conditions;

  •
  timing of reductions or increases in customer coal inventories;

  •
  weather conditions or weather-related damage that impacts demand for coal, our mining operations, our customers or transportation infrastructure;

  •
  risks inherent to surface coal mining;

  •
  our ability to successfully acquire new coal reserves and surface rights at attractive prices and in a timely manner and our ability to effectively resolve issues with conflicting mineral development that may impact our mine plans;

  •
  our ability to produce coal at existing and planned volumes and to effectively manage the costs of our operations;

  •
  our plans and objectives for future operations and the development of additional coal reserves or acquisition opportunities, including risks associated with any acquisitions that we may pursue;

  •
  the impact of current and future environmental, health, safety and other laws, regulations, treaties or governmental policies, or changes in interpretations thereof, and third-party regulatory challenges, including those affecting our coal mining operations or our customers' coal usage, carbon and other gaseous emissions or ash handling, as well as related costs and liabilities;

  •
  the impact of required regulatory processes and approvals to lease and obtain permits for coal mining operations or to transport coal to domestic and foreign customers, including third-party legal challenges;

  •
  any increases in rates or changes in regulatory interpretations with respect to royalties or severance and production taxes;

  •
  railroad, export terminal and other transportation performance, costs and availability, including development of additional terminal capacity;

  •
  inaccurately estimating the costs or timing of our reclamation and mine closure obligations;

  •
  disruptions in delivery or increases in pricing from third-party vendors of raw materials and other consumables which are necessary for our operations, such as explosives, petroleum-based fuel, tires, steel, and rubber;

  •
  our assumptions concerning coal reserve estimates;

  •
  our relationships with, and other conditions affecting, our customers and other counterparties, including economic conditions and the credit performance and credit risks associated with our customers and other counterparties, such as lenders under Cloud Peak Energy Resources LLC's credit agreement and financial institutions with whom we maintain accounts or enter hedging arrangements;

  •
  the terms and restrictions of Cloud Peak Energy Resources LLC's indebtedness;

  •
  liquidity constraints, including those resulting from the cost or unavailability of financing due to credit market conditions;

  •
  our assumptions regarding payments arising under the Tax Receivable Agreement and other agreements related to the initial public offering of CPE Inc.;

  •
  our ability to maintain effective internal controls and to meet the systems and resource demands that we must incur as a public company;

  •
  our liquidity, results of operations, and financial condition generally, including amounts of working capital that are available; and

  •
  other factors, including those discussed in "Risk Factors."

GLOSSARY FOR SELECTED TERMS

        Anthracite.    Anthracite is the highest rank coal. It is hard, shiny (or lustrous), has a high heat content, and little moisture. Anthracite is used in residential and commercial heating as well as a mix of industrial applications. Some waste products from anthracite piles are used in energy generation.

        Appalachian region.    Coal producing area in Alabama, eastern Kentucky, Maryland, Ohio, Pennsylvania, Tennessee, Virginia, and West Virginia. The Appalachian region is divided into the northern, central, and southern Appalachian regions.

        Ash.    Inorganic material consisting of iron, alumina, sodium, and other incombustible matter that remain after the combustion of coal. The composition of the ash can affect the burning characteristics of coal.

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

        CAIR.    Clean Air Interstate Rule.

        Carbon dioxide, or CO2.    A gaseous chemical compound that is generated, among other ways, as a by-product of the combustion of fossil fuels, including coal, or the burning of vegetable matter.

        CPE Inc.    Cloud Peak Energy Inc., a Delaware corporation. We, us, our or the Company means CPE Inc. and its consolidated subsidiary, CPE Resources, together with the businesses that CPE Resources operates.

        CPE Resources.    Cloud Peak Energy Resources LLC, a Delaware limited liability company, formerly known as Rio Tinto Sage LLC, which is the operating company for our business, and of which CPE Inc. is the sole member.

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

        CSAPR.    Cross-State Air Pollution Rule.

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

        EIA.    Energy Information Administration.

        EIS.    Environmental Impact Statement.

        EPA.    United States Environmental Protection Agency.

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

        Fossil fuel.    A hydrocarbon such as coal, petroleum, or natural gas that may be used as a fuel.

        GHG.    Greenhouse gas.

        GW.    Gigawatts.

        Highwalls.    The unexcavated face of exposed overburden and coal in a surface mine.

        Incident rate or IR.    The rate of injury occurrence, as determined by MSHA, based on 200,000 hours of employee exposure and calculated as follows:

        IR = (number of cases × 200,000) / hours of employee exposure.

        IPO Structuring Agreements.    The following agreements entered into in connection with the initial public offering of CPE Inc.: The master separation agreement, the acquisition agreement, the assignment agreement, the agency contract, the promissory note, the employee matters agreement, the escrow agreement, the CPE Resources limited liability company agreement, the management services agreement, registration rights agreement, the Rio Tinto Energy America coal supply agreement, the software license agreement, the tax receivable agreement, the trademark assignment agreement, the trademark license agreement, and the transition services agreement. For a description of our remaining operative agreements with Rio Tinto and its affiliates, refer to the information included under the caption "Certain Relationships and Related Transactions" in our Proxy Statement to be distributed to our stockholders in connection with our 2012 annual meeting. We refer generally to the transactions we entered into in connection with these IPO Structuring Agreements as IPO structuring transactions or structuring transactions. See "Initial Public Offering, Related IPO Structuring Transactions, and Secondary Offering" in Note 2 of Notes to Consolidated Financial Statements in Item 8.

        LBA.    Lease by Application. Before a mining company can obtain new coal leases on federal land, the company must nominate lands for lease. The BLM then reviews the proposed tract to ensure maximum coal recovery. The BLM also requires completion of a detailed environmental assessment or an environmental impact statement, and then schedules a competitive lease sale. Lease sales must meet fair market value as determined by the BLM. The process is known as Lease by Application. After a lease is awarded, the BLM also has the responsibility to assure development of the resource is conducted in a fashion that achieves maximum economic recovery.

        LBM.    Lease by Modification. A process of acquiring federal coal through a non-competitive leasing process. An LBM is used in circumstances where a lessee is seeking to modify an existing

v

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

        MATS.    Mercury and Air Toxics Standards (formerly Utility Maximum Achievable Control Technology, or Utility MACTS).

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

        Non-reserve coal deposits.    Non-reserve coal deposits are coal bearing bodies that have been sufficiently sampled and analyzed in trenches, outcrops, drilling and underground workings to assume continuity between sample points, and therefore warrant further exploration work. However, this coal does not qualify as commercially viable coal reserves as prescribed by the Securities and Exchange Commission, or SEC, standards until a final comprehensive evaluation based on unit cost per ton, recoverability, and other material factors concludes legal and economic feasibility. Non-reserve coal deposits may be classified as such by either limited property control or geologic limitation, or both.

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

        Proven reserves.    Reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling, and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well-established.

        Reclamation.    The process of restoring land to its prior condition, productive use, or other permitted condition following mining activities. The process commonly includes "recontouring" or reshaping the land to its approximate original appearance, restoring topsoil, and planting native grass and shrubs. Reclamation operations are typically conducted concurrently with mining operations. Reclamation is closely regulated by both state and federal laws.

        Reserve.    That part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination.

        Rio Tinto.    Rio Tinto plc and Rio Tinto Limited and their direct and indirect subsidiaries, including Rio Tinto Energy America Inc. ("RTEA"), our predecessor for accounting purposes; Kennecott Management Services Company ("KMS"); and Rio Tinto America Inc. ("RTA"), which is the owner of RTEA and KMS.

        Riparian habitat.    Areas adjacent to rivers and streams with a differing density, diversity, and productivity of plant and animal species relative to nearby uplands.

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

        Thermal coal.    Coal used by power plants and industrial steam boilers to produce electricity or process steam. It generally is lower in Btu heat content and higher in volatile matter than metallurgical coal.

        Tons.    A "short" or net ton is equal to 2,000 pounds. A "long" or British ton is 2,240 pounds. A "metric" ton is approximately 2,205 pounds. The short ton is the unit of measure referred to in this document.

        Truck-and-shovel mining.    Similar forms of mining where large shovels or front-end loaders are used to remove overburden, which is used to backfill pits after the coal is removed. Smaller shovels load coal in haul trucks for transportation to the preparation plant or rail loading facilities.

        Union Pacific or UP.    Union Pacific Railroad.

PART I

Item 1.    Business.

Overview

        CPE Inc. is one of the largest producers of coal in the U.S. and in the PRB, based on our 2011 coal sales of 98.7 million tons. We had revenues from our continuing operations of $1.6 billion in 2011. We operate some of the safest mines in the coal industry. According to MSHA data, in 2011, we had one of the lowest employee all injury incident rates among the largest U.S. coal producing companies. We operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., and operate two of the four largest coal mines in the U.S. Our operations include three wholly-owned surface coal mines, two of which are in Wyoming and one of which is in Montana. We also own a 50% non-operating interest in a fourth surface coal mine in Montana. We produce sub-bituminous thermal coal with low sulfur content and sell our coal primarily to domestic and foreign electric utilities. We do not produce any metallurgical coal. Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation. In 2011, the coal we produced generated approximately 4% of the electricity produced in the U.S. As of December 31, 2011, we controlled approximately 1.37 billion tons of proven and probable reserves. For information regarding our revenues and long-lived assets by geographic area, please see Note 21 of Notes to Consolidated Financial Statements in Item 8.

        CPE Inc., a Delaware corporation organized on July 31, 2008, is a holding company that manages its wholly-owned consolidated subsidiary CPE Resources, but has no business operations or material assets other than its ownership interest in CPE Resources as discussed more fully in "History" below. CPE Inc.'s only source of cash flow from operations is distributions from CPE Resources pursuant to the CPE Resources limited liability company agreement. CPE Inc. also receives management fees pursuant to a management services agreement between CPE Inc. and CPE Resources as reimbursement of certain administrative expenses.

History

        Our business operations are conducted by CPE Resources, formerly known as Rio Tinto Sage LLC, a Delaware limited liability company formed as a wholly-owned subsidiary of RTEA on August 19, 2008. RTEA is our predecessor for accounting purposes. RTEA, a Delaware corporation, formerly known as Kennecott Coal Company, was formed as a wholly-owned subsidiary of RTA on March 1, 1993. Between 1993 and 1998, RTEA acquired the Antelope, Colowyo, Jacobs Ranch and Spring Creek coal mines and the Cordero and Caballo Rojo coal mines, which are operated together as the Cordero Rojo coal mine, and a 50% non-operating interest in the Decker coal mine. In December 2008, RTEA contributed RTA's western U.S. coal business to CPE Resources (other than the Colowyo mine). On October 1, 2009, CPE Resources sold the Jacobs Ranch mine to Arch Coal, Inc. and distributed the proceeds to Rio Tinto.

        On November 19, 2009, CPE Inc. acquired from RTEA approximately 51.0% of the common membership units in CPE Resources in exchange for a promissory note which was repaid with proceeds from its initial public offering ("IPO"). As a result of these transactions, CPE Inc. became the sole managing member of CPE Resources.

        On December 15, 2010, CPE Inc. priced a secondary offering of its common stock on behalf of Rio Tinto (the "Secondary Offering"). In connection with the Secondary Offering, CPE Inc. exchanged shares of common stock for the remaining common membership units of CPE Resources held by Rio Tinto, resulting in a divestiture of 100% of Rio Tinto's holdings in CPE Resources. As a result of this transaction, CPE Resources became a wholly-owned subsidiary of CPE Inc.

Coal Characteristics

        In general, coal of all geological compositions is characterized by end use either as thermal or metallurgical. Heat value and sulfur content are the most important variables in the economic marketing and transportation of thermal coal. We mine, process and market low sulfur content, sub-bituminous thermal coal, the characteristics of which are described below. Because we operate only in the PRB, which does not have metallurgical coal, we produce only thermal coal.

Heat Value

        The heat value of coal is commonly measured in Btus. Sub-bituminous coal from the PRB has a typical heat value that ranges from 8,000 to 9,500 Btus. Sub-bituminous coal from the PRB is used primarily by electric utilities and by some industrial customers for steam generation. Coal found in other regions in the U.S., including the eastern and Midwestern regions, tends to have a higher heat value than coal found in the PRB, other than lignite coal which has lower heat value than sub-bituminous coal but is typically only used to supply coal to utilities that are directly adjacent to the mine.

Sulfur Content

        Federal and state environmental regulations, including regulations that limit the amount of sulfur dioxide that may be emitted as a result of combustion, have affected and may continue to affect the demand for certain types of coal. See "Environmental and Other Regulatory Matters—Clean Air Act." The sulfur content of coal can vary from seam to seam and within a single seam. The concentration of sulfur in coal affects the amount of sulfur dioxide produced in combustion. Coal-fired power plants can comply with sulfur dioxide emissions regulations by burning coal with low sulfur content, blending coals with various sulfur contents, purchasing emission allowances on the open market and/or using sulfur-reduction technology, such as scrubbers, which can reduce sulfur dioxide emissions by up to 90%. According to the EIA, in 2010, out of utilities with a coal generating capacity of approximately 317 GW, utilities accounting for a capacity of over 188 GW had been retrofitted with scrubbers. Furthermore, any new coal-fired generation plants built in the U.S. are expected to use some type of sulfur-reduction technology. The demand or price for lower sulfur coal may decrease with widespread implementation of sulfur-reduction technology.

        PRB coal typically has a lower sulfur content than eastern U.S. coal and generally emits no greater than 0.8 pounds of sulfur dioxide per million Btus.

Other

        Ash is the inorganic residue remaining after the combustion of coal. As with sulfur content, ash content varies from seam to seam. Ash content is an important characteristic of coal because it impacts boiler performance and electric generating plants must handle and dispose of ash following combustion. The ash content of PRB coal is generally low, representing approximately 5% to 10% by weight. The composition of the ash, including the proportion of sodium oxide, as well as the ash fusion temperatures are important characteristics of coal and help determine the suitability of the coal to specific end users. In limited cases, customer requirements at the Spring Creek mine have required, and may continue to require, the addition of earthen materials to dilute the sodium oxide content of the post-combustion ash of the coal.

        Moisture content of coal varies by the type of coal and the region where it is mined. In general, high moisture content is associated with lower heat values and generally makes the coal more expensive to transport. Moisture content in coal, on an as-sold basis, can range from approximately 2% to over 35% of the coal's weight. PRB coals have typical moisture content of 20% to 30%.

        Trace elements within coal that are of primary concern are mercury for health and environmental reasons and chlorine for utility plant performance. Trace amounts of mercury and chlorine in PRB coal are relatively low compared to coal from other regions. However, the low chlorine content of PRB coal can promote the emission of mercury in an elemental form, which is more difficult to remove with conventional pollution control devices.

Coal Mining Methods

Surface Mining

        All of our mines are surface mining operations utilizing both dragline and truck-and-shovel mining methods. Surface mining is used when coal is found relatively close to the surface. Surface mining typically involves the removal of topsoil and drilling and blasting the overburden (earth and rock covering the coal) with explosives. The overburden is then removed with draglines, trucks, shovels and dozers. Trucks and shovels then remove the coal. The final step involves replacing the overburden and topsoil after the coal has been excavated, reestablishing vegetation into the natural habitat and making other changes designed to provide local community benefits. We typically recover 92% or more of the economic coal seam for the mines we operate.

Coal Preparation and Blending

        Depending on coal quality and customer requirements, in almost all cases the coal from our mines is crushed and shipped directly from our mines to the customer. Typically, no other preparation is needed for a saleable product. However, depending on the specific quality characteristics of the coal and the needs of the customer, blending different types of coals may be required at the customer's plant. Coals of various sulfur and ash contents can be mixed or "blended" to meet the specific combustion and environmental needs of customers. All of our coal can be blended with coal from other coal producers. Spring Creek's location and the high Btu content of its coal make its coal better suited than our other coal for export and transportation to the northeastern U.S. coal markets for blending by the customer with coal sourced from other markets to achieve a suitable overall product.

Mining Operations

        We operate solely in the PRB. Two of the mines we operate are located in Wyoming and one is located in Montana. We also own a 50% non-operating interest in the Decker mine, which is located in Montana. The other 50% mine owner has responsibility for the day-to-day operations. We currently own the majority of the equipment utilized in our mining operations, excluding the Decker mine. We employ preventative maintenance and rebuild programs and upgrade our equipment as part of our efforts to ensure that it is productive, well-maintained and cost-competitive. Our maintenance programs also utilize procedures designed to enhance the efficiencies of our operations. The following table provides summary information regarding our mines as of December 31, 2011.

	2011 As Delivered Average				Tons Sold (in millions)
Mine	Btu per lb	Ash Content	Sulfur Content		2011	2010	2009
		(%)	(%)	(lbs SO2/mmBtu)	(million tons)
Antelope	8,879	5.15	0.25	0.56	37.1	35.9	34.0
Cordero Rojo	8,399	5.33	0.31	0.74	39.5	38.5	39.3
Spring Creek	9,237	5.13	0.32	0.69	19.1	19.3	17.6
Decker(1)	9,435	4.46	0.40	0.85	1.5	1.5	2.3
Other(2)	N/A	N/A	N/A	N/A	1.5	1.7	10.1

Total					98.7	96.9	103.3

(1)
Tons sold numbers reflect our 50% non-operating interest.

(2)
The tonnage shown for "Other" represents our purchases from third-party sources that we have resold. See "—Customers and Coal Contracts—Broker Sales and Third-Party Sources."

        Our Antelope and Cordero Rojo mines are served by the BNSF and UP railroads. Our Spring Creek mine and the Decker mine are served solely by the BNSF railroad.

        The following map shows the locations of our mining operations:

Antelope Mine

        The Antelope mine is located in the southern end of the PRB approximately 60 miles south of Gillette, Wyoming. The mine extracts thermal coal from the Anderson and Canyon Seams, with up to 44 and 36 feet, respectively, in thickness. On June 30, 2011 and August 11, 2011, we entered into two separate Federal Coal Leases with the BLM. These leases increased our proven and probable reserves by approximately 383 million tons, but are currently subject to pending legal challenges against the BLM and the Secretary of the Interior by environmental organizations, which could impact our ability to mine the coal subject to those leases and/or delay our access to mine the coal. With the acquisition of the federal coal leases, we also gained access to approximately 81 million tons of coal in an adjacent State of Wyoming coal lease that we controlled but was not previously included in our coal reserve estimates, resulting in a combined total increase of 464 million tons. Other potential large areas of unleased coal north and west of the mine are available for nomination by us or other mining operations or persons. Based on the average sulfur content of 0.52, the reserves at our Antelope mine are considered to be compliance coal under the Clean Air Act, and this coal is some of the lowest sulfur coal produced in the PRB.

Cordero Rojo Mine

        The Cordero Rojo mine is located approximately 25 miles south of Gillette, Wyoming. The mine extracts thermal coal from the Wyodak Seam, which ranges from approximately 55 to 70 feet in thickness. We have nominated as an LBA a large coal tract adjacent to our existing operation, which we now believe the BLM will schedule for lease sometime in late 2012 or in 2013. The BLM ultimately determines if the tract will be leased, and if so, the final boundaries of, and the coal tonnage for, this tract. Significant areas of unleased coal are potentially available for nomination by us or other mining operations or persons adjacent to our current operations. Based on the average sulfur content of 0.69, the reserves at our Cordero Rojo mine are considered to be compliance coal under the Clean Air Act.

Spring Creek Mine

        The Spring Creek mine is located in Montana approximately 35 miles north of Sheridan, Wyoming. The mine extracts thermal coal from the Anderson-Dietz Seam, which averages approximately 80 feet in thickness. The location of the mine relative to the Great Lakes is attractive to our customers in the northeast because of lower transportation costs. The location of the Spring Creek mine also provides access to export terminals in the Pacific Northwest, providing an advantage relative to other PRB mines. As a result, interest from foreign buyers in coal from our Spring Creek mine continues, and, in 2011, we shipped approximately 4.5 million tons of Spring Creek coal through terminals located in British Columbia, Canada. Based on the average sulfur content of 0.71, the reserves at our Spring Creek mine are considered to be compliance coal under the Clean Air Act.

Decker Mine

        The Decker mine is located immediately to the southeast of our Spring Creek mine in Montana. We own a 50% non-operating interest in the mine, which is a union-based operation. However, we do not employ any of the Decker mine employees. The other 50% mine owner has responsibility for the day-to-day operations and markets the thermal coal out of the Decker mine subject to the direction of the management committee. There are two principal seams at West Decker, Dietz 1 and Dietz 2, with typical thicknesses of 51 and 16 feet, respectively, and three seams at East Decker, Dietz 1 Upper, Dietz 1 Lower and Dietz 2, with typical thicknesses of 27, 17 and 16 feet, respectively.

Customers and Coal Contracts

        We focus on building long-term relationships with customers through our reliable performance and commitment to customer service. We supply coal to over 80 domestic and foreign electric utilities and over 87% of our sales were to customers with an investment grade credit rating as of December 31, 2011. Furthermore, over 73% of our 2011 sales were to customers with whom we have had relationships for more than 10 years.

Sales and Marketing

        We have a team of experienced sales, marketing and customer service personnel. To help develop and maintain the relationships we have with our customers, we have divided the department into three teams:

  •
  Sales and Marketing, which focuses on traditional requests for proposals, constituting the majority of our sales;

  •
  Marketing and Pricing, which provides industry insight, recommends pricing strategies and participates in the spot and forward markets; and

  •
  Customer Service, which provides contract and after-sales support to our customers.

        As of December 31, 2011, we had 16 employees in our sales and marketing department.

Customers

        Our primary customers are domestic utility companies with over 108 plants primarily located in the mid-west and south central U.S, although we also sell to other domestic and foreign utility companies, as well as to third-party brokers. Our coal supplies fueled approximately 4% of the electricity generated in the U.S. in 2011. During 2011, approximately 47% of our revenues were derived from our top ten customers. No customer accounted for 10% or more of our revenues in 2011. The following map shows the percentage of our shipped tons of coal by state of destination during 2011 from coal produced at the three mines we own and operate. We also exported approximately 5% of the tons produced at these mines in 2011 to foreign utility customers and brokers.

Long-term Coal Sales Agreements

        As is customary in the coal industry, we generally enter into fixed price, fixed volume supply contracts of one- to five-year terms with many of our customers, including our international customers, although those contracts typically have terms of one to three years. Some of our contracts are as short as one to six months and other contracts have terms longer than ten years. Multiple year contracts usually have specific and possibly different volume and pricing arrangements for each year of the contract. As of December 31, 2011, approximately 56% of our committed tons were associated with contracts that had three years or more remaining on their term. For the year ended December 31, 2011, approximately 81% of our revenues were derived from long-term supply contracts with a term of one year or greater.

        Our coal is primarily sold on a mine-specific basis to utility customers through a request-for-proposal process. The terms of our coal sales agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of these contracts vary by customer, including base price adjustment features, price re-opener terms, coal quality requirements, quantity parameters, permitted sources of supply, impact of future regulatory changes, extension options, force majeure, termination, assignment and other provisions, including demurrage fees for international contracts.

        Our coal supply contracts typically contain "hardship" provisions to adjust the base price due to new statutes, ordinances or regulations that affect our costs related to performance of the agreement. Additionally, some of our contracts contain provisions that allow for the recovery of costs incurred as a result of modifications or changes in the interpretations or application of any applicable statute by local, state or federal government authorities. These provisions only apply to the base price of coal contained in these supply contracts. In some circumstances, a significant adjustment in base price can lead to termination of the contract. In addition, a small number of our contracts contain clauses that may allow customers to terminate the contract in the event of significant changes in environmental laws and regulations which result in the customer being unable to perform under the terms of the contract.

        Most of our coal supply contracts include a fixed price for the term of the agreement or a pre-determined escalation in price for each year. Some of our domestic agreements that extend for a four- or five-year term or longer may include variable pricing. Our international coal supply agreements often contain a fixed price for the first year of sales, and then provide for future years' pricing to be negotiated at a specific point in time. These types of provisions allow customers to secure a supply for their future needs and provide us with greater predictability of sales volumes and prices. These price re-opener and index provisions may allow either party to commence a renegotiation of the contract price at a pre-determined time. Price re-opener provisions may automatically set a new price based on prevailing market price or, in some instances, require us to negotiate a new price, sometimes between a specified range of prices. In some agreements, including our international agreements, if the parties do not agree on a new price, either party has an option to terminate the contract. Under some of our contracts, we have the right to match lower prices offered to our customers by other suppliers. Our sales also typically attempt to account for the low sulfur content of our coal by reflecting a market adjustment for the low sulfur in the contract price or through an adjustment calculated based on the as-delivered average sulfur content of our coal, or both.

        Quality and volumes for the coal are stipulated in coal sales agreements. Some customers are allowed to vary the amount of coal taken under the contract. Most of our coal sales agreements contain provisions requiring us to deliver coal within certain ranges for specific coal characteristics, such as heat content, sulfur, ash and ash fusion temperature. Failure to meet these specifications can result in economic penalties, suspension or cancellation of shipments or termination of the contracts. Many of our contracts contain clauses that require us and our customers to maintain a certain level of creditworthiness or provide appropriate credit enhancement upon request. The failure to do so can result in a suspension of shipments under the contract.

        Our domestic coal sales agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers for the duration of specified events beyond the control of the affected party, including events such as strikes, adverse mining conditions, mine closures or serious transportation problems that affect us or unanticipated plant outages that may affect the buyer. Our contracts generally provide that in the event a force majeure circumstance exceeds a certain time period (e.g., 60-90 days), the unaffected party may have the option to terminate the transaction or transactions under the agreement. Some contracts stipulate that this tonnage can be made up by mutual agreement or at the discretion of the buyer.

        Agreements between our customers and the railroads servicing our mines may also contain force majeure provisions. Generally, our domestic coal sales agreements allow our customers to suspend performance in the event that the railroad fails to provide its services due to circumstances that would constitute a force majeure.

        In some of our contracts, we have a right of substitution, allowing us to provide coal from different mines, including third-party mines, as long as the replacement coal meets quality specifications and will be sold at the same delivered cost.

        Generally, under the terms of our coal sales agreements, we agree to indemnify or reimburse our customers for damage to their or their rail carrier's equipment while on our property, other than from their own negligence, and for damage to our customers' equipment due to non-coal materials being included with our coal before leaving our property.

Broker Sales and Third-Party Sources

        From time to time, we purchase coal through brokers to cover any shortfalls under our coal sales agreements and sell to brokers and third-party sources any excess produced coal, including selling through foreign brokers who sell to end users in foreign countries. For delivery during the year ended

December 31, 2011, we purchased 1.5 million tons through brokers and third-party sources, and sold 1.5 million tons to brokers and third-party sources.

Transportation

        Transportation can be one of the largest components of a purchaser's total cost. Coal used for domestic consumption is generally sold free on board (FOB) at the mine or nearest loading facility, and the purchaser of the coal normally bears the transportation costs and risk of loss in the event of a problem. Most electric generators arrange long-term shipping contracts with rail or barge companies to assure stable delivery costs. In limited circumstances, we sell coal on a delivered basis where we arrange and pay for the freight and charge our customers for this service. Our mines (including the Decker mine) are served by the BNSF and/or UP railways.

        Although the purchaser pays the freight, transportation costs still are important to coal mining companies because the purchaser may choose a supplier largely based on cost of transportation. Transportation costs borne by the customer vary greatly based on each customer's proximity to the mine. Barges, Great Lake carriers and ocean vessels move coal to export markets and domestic markets requiring shipment over the Great Lakes and several river systems.

        We generally sell coal to international customers at the export terminal, and we are usually responsible for the cost of transporting coal to the export terminal. We transport our coal primarily to terminals located in the Pacific Northwest for transportation to international customers. Our international customers are generally responsible for paying the cost of ocean freight.

        To help ensure export terminal capacity for a portion of our anticipated export sales, in 2011 we entered into a long-term throughput contract with Westshore Terminals Limited Partnership that expires in 2023, an export terminal located near Vancouver, British Columbia. This type of "take-or-pay" contract requires us to pay for a minimum quantity of coal to be transported on the railway or through the port regardless of whether we sell any coal. If we fail to acquire sufficient export sales to meet our minimum obligations under this throughput contract, we are still obligated to make payments. We may enter into similar arrangements with other export terminals or rail companies serving those export terminals to help ensure sufficient transportation capacity for our export sales.

Suppliers

        Principal supplies used in our business include heavy mobile equipment, petroleum-based fuels, explosives, tires, steel and other raw materials, as well as spare parts and other consumables used in the mining process. We use third-party suppliers for a portion of our equipment rebuilds and repairs, drilling services and construction. We use sole source suppliers for certain parts of our business such as dragline shovel parts and services and tires. We believe adequate substitute suppliers are available. For further discussion of our suppliers, see Item 1A "Risk Factors—Risks Related to Our Business and Industry—Increases in the cost of raw materials and other industrial supplies, or the inability to obtain a sufficient quantity of those supplies, could increase our operating expenses, disrupt or delay our production and materially adversely affect our profitability."

Competition

        The coal industry is highly competitive. See Item 1A "Risk Factors—Risks Related to Our Business and Industry—Competition with domestic and foreign coal producers and with producers of natural gas and other competing energy sources may negatively affect our sales volumes and our ability to sell coal at a favorable price." We compete directly with all coal producers and indirectly with other energy producers throughout the U.S. and, for our export sales, internationally. The most important factors on which we compete with other coal producers are coal price, coal quality and characteristics, costs incurred by our customers to transport the coal, customer service and the reliability of supply.

Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of the domestic and foreign electric generation industries. These coal consumption patterns are influenced by factors beyond our control, including the supply and demand for domestic and foreign electricity, domestic and foreign governmental regulations and taxes, environmental and other regulatory changes, technological developments, the price and availability of other fuels, such as natural gas and crude oil, and the availability, and subsidies designed to encourage greater use of alternative energy sources, including hydroelectric, nuclear, wind and solar power, all of which can decrease demand for coal.

        Because most of the coal in the vicinity of our mines is owned by the U.S. federal government, we compete with other coal producers operating in the PRB for additional coal through the LBA process. This process is competitive and we expect the competition for LBAs to remain strong.

Employees

        As of December 31, 2011, we had approximately 1,600 full-time employees. None of our employees are currently parties to collective bargaining agreements. We believe that we have good relations with our employees. We hold a 50% non-operating interest in the Decker mine in Montana, which is a union-based operation. The other 50% mine owner has responsibility for the day-to-day operations. However, we do not employ any of the Decker mine employees. As of December 31, 2011, we had 323 external contractors on a full-time, equivalent basis.

Executive Officers

        Set forth below is information concerning our current executive officers as of December 31, 2011.

Name	Age	Position(s)
Colin Marshall	47	President, Chief Executive Officer and Director
Michael Barrett	42	Executive Vice President and Chief Financial Officer
Gary Rivenes	41	Executive Vice President and Chief Operating Officer
Cary Martin	59	Senior Vice President, Human Resources
Todd Myers	47	Senior Vice President, Business Development
James Orchard	51	Senior Vice President, Marketing and Government Affairs
Bryan Pechersky	41	Senior Vice President and General Counsel
A. Nick Taylor	60	Senior Vice President, Technical Services
Heath Hill	41	Vice President and Chief Accounting Officer

        Colin Marshall has served as our President, Chief Executive Officer and a director since July 2008. Previously, he served as the President and Chief Executive Officer of RTEA, an indirect subsidiary of Rio Tinto plc and the former parent company of CPE Resources, from June 2006 until November 2009. From March 2004 to May 2006, Mr. Marshall served as General Manager of Rio Tinto's Pilbara Iron's west Pilbara iron ore operations in Tom Price, West Australia, from June 2001 to March 2004, he served as General Manager of RTEA's Cordero Rojo mine in Wyoming and from August 2000 to June 2001, he served as Operations Manager of RTEA's Cordero Rojo mine. Mr. Marshall worked for Rio Tinto plc in London as an analyst in the Business Evaluation Department from 1992 to 1996. From 1996 to 2000, he was Finance Director of the Rio Tinto Pacific Coal business unit based in Brisbane Australia. Mr. Marshall received his bachelor of engineering degree and his master's degree in mechanical engineering from Brunel University and his master of business administration from the London Business School.

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

        Bryan Pechersky has served as our Senior Vice President and General Counsel since January 2010. Previously, Mr. Pechersky was Senior Vice President, General Counsel and Secretary for Harte-Hanks, Inc., a worldwide, direct and targeted marketing company from March 2007 to January 2010. Prior to that, he also served as Senior Vice President, Secretary and Senior Corporate Counsel for Blockbuster Inc., a global movie and game entertainment retailer from October 2005 to March 2007, and was Deputy General Counsel and Secretary for Unocal Corporation, an international energy company acquired by Chevron Corporation in 2005, from March 2004 until October 2005. While in these capacities, Mr. Pechersky's responsibilities included advising on various legal, regulatory and compliance matters, transactions and other responsibilities that are common for a general counsel and corporate secretary. Mr. Pechersky was in private practice for approximately seven years with the international law firm Vinson & Elkins L.L.P. before joining Unocal Corporation. Mr. Pechersky also served as a Law Clerk to the Hon. Loretta A. Preska, Chief Judge of the U.S. District Court for the Southern District of New York in 1995 and 1996. Mr. Pechersky earned his bachelor's degree and Juris Doctorate from the University of Texas, Austin, Texas.

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

        Heath Hill has served as our Vice President and Chief Accounting Officer since September 2010. Previously, Mr. Hill served in various capacities with PricewaterhouseCoopers LLP, our independent public accountants, from September 1998 to September 2010, including Senior Manager from September 2006 to September 2010, and Manager from September 2003 to September 2006. While with PricewaterhouseCoopers LLP, Mr. Hill's responsibilities included assurance services primarily related to SEC registrants, including annual audits of financial statements and internal controls, public debt offerings and IPO transactions. From June 2003 to June 2005 he held a position with PricewaterhouseCoopers in Germany serving U.S. registrants throughout Europe. Mr. Hill never worked on any engagements or projects for CPE Inc. or its predecessor, RTEA, while he was with PricewaterhouseCoopers LLP. Mr. Hill earned his bachelor's degree in accounting from the University of Northern Colorado and is an active Certified Public Accountant.

Environmental and Other Regulatory Matters

        Federal, state and local authorities regulate the U.S. coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, the reclamation and restoration of mining properties after mining has been completed, the discharge of materials into the environment and the effects of mining on surface and groundwater quality and availability. These laws and regulations have had, and will continue to have, a significant effect on our production costs and our competitive position. Future laws, regulations or orders, as well as future interpretations and more rigorous enforcement of existing laws, regulations or orders, may require substantial increases in equipment and operating costs and delays, interruptions or a termination of operations, the extent of which we cannot predict. Future laws, regulations or orders, including those relating to global climate change, may also cause coal to become a less attractive fuel source, thereby reducing coal's share of the market for fuels and other energy sources used to generate electricity. As a result, future laws, regulations or orders may materially adversely affect our mining operations, cost structure, the price we receive for our coal, or our customers' demand for coal.

        We are committed to conducting our mining operations in compliance with all applicable federal, state and local laws and regulations. As an example, all of the mines we operate are certified to the international standard for environmental management systems (ISO 14001). Our industry is highly regulated and the laws and regulations which apply to our operations are extensive, change frequently, and tend to become stricter over time. We have procedures in place, which are designed to enable us to comply with these laws and regulations. We believe we are substantially in compliance with applicable laws and regulations. However, we cannot guarantee that we have been or will be at all times in complete compliance.

Mining Permits and Approvals

        Numerous governmental permits or approvals are required for mining operations. When we apply for these permits and approvals, we may be required to prepare and present data to federal, state or local authorities pertaining to the effect or impact that any proposed production or processing of coal may have upon the environment. For example, in order to obtain a federal coal lease, an EIS must be prepared to assist the BLM in determining the potential environmental impact of lease issuance, including any direct and indirect effects from the mining, transportation and burning of coal. Recently, particular attention has been focused on the impact of the production and usage of coal on global climate change, which resulted in extensive comments from environmental groups on the EIS prepared in connection with the West Antelope II LBA, and subsequent legal challenges were filed against the BLM and the Secretary of the Interior with respect to the corresponding coal leases. This may result in further delays or an inability to obtain this lease. Future nominations or lease applications may also be subject to delays or challenges, which may result in difficulties in obtaining other leases. The authorization, permitting and implementation requirements imposed by federal, state and local authorities may be costly and time consuming and may limit or delay commencement or continuation of mining operations. In the states where we operate, the applicable laws and regulations also provide that a mining permit or modification can be delayed, refused or revoked if officers, directors, stockholders with specified interests or certain other affiliated entities with specified interests in the applicant or permittee have, or are affiliated with another entity that has, outstanding permit violations. Thus, past or ongoing violations of applicable laws and regulations by these interested persons and entities could provide a basis to revoke our existing permits and to deny the issuance of additional permits.

        Permitting requirements also require, under certain circumstances, that we must obtain surface owner consent if the surface estate has been split from the mineral estate. This requires us to negotiate with third parties for surface access that overlies coal we acquired or intend to acquire. These negotiations can be costly and are time consuming, lasting years in some instances, which can create additional delays in the permitting process. If we cannot successfully negotiate for land access, we could be denied a permit to mine coal we already own.

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

Surface Mining Control and Reclamation Act

        SMCRA establishes mining, environmental protection, reclamation and closure standards for all aspects of surface coal mining. Mining operators must obtain SMCRA permits and permit renewals from the Office of Surface Mining Reclamation and Enforcement within the Department of the Interior ("OSM") or from the applicable state agency if the state agency has obtained regulatory primacy. A state agency may achieve primacy if the state regulatory agency develops a mining regulatory program that is no less stringent than the federal mining regulatory program under SMCRA. Both Wyoming and Montana, where our mines are located, have achieved primacy to administer the SMCRA program.

        SMCRA permit provisions include a complex set of requirements, which include, among other things, coal prospecting, mine plan development, topsoil or growth medium removal and replacement, selective handling of overburden materials, mine pit backfilling and grading, disposal of excess spoil, protection of the hydrologic balance, surface runoff and drainage control, establishment of suitable post mining land uses and re-vegetation. We begin the process of preparing a mining permit application by collecting baseline data to adequately characterize the pre-mining environmental conditions of the permit area. This work is typically conducted by third-party consultants with specialized expertise and typically includes surveys and/or assessments of the following: cultural and historical resources; geology; soils; vegetation; aquatic organisms; wildlife; potential for threatened, endangered or other special status species; surface and ground water hydrology; climatology; riverine and riparian habitat and wetlands. The geologic data and information derived from the surveys and/or assessments are used to develop the mining and reclamation plans presented in the permit application. The mining and reclamation plans address the provisions and performance standards of the state's equivalent SMCRA regulatory program, and are also used to support applications for other authorizations and/or permits required to conduct coal mining activities. Also included in the SMCRA permit application is information used for documenting surface and mineral ownership, variance requests, access roads, bonding information, mining methods, mining phases, other agreements that may relate to coal, other minerals, oil and gas rights, water rights, permitted areas and ownership and control information required to determine compliance with OSM's regulations, including the mining and compliance history of officers, directors and principal owners of the entity.

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

        In addition to the bond requirement for an active or proposed permit, the Abandoned Mine Land Fund, which was created by SMCRA, imposes a fee on all coal produced. The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA's adoption in 1977. The current fee is

$0.315 per ton of coal produced from surface mines. In 2011, we recorded $30.1 million of expense related to these reclamation fees for our three owned and operated mines.

Surety Bonds

        Federal and state laws require a mine operator to secure the performance of its reclamation obligations required under SMCRA through the use of surety bonds or other approved forms of security to cover the costs the state would incur if the mine operator were unable to fulfill its obligations. As of December 31, 2011, there were approximately $568.1 million in surety bonds outstanding to secure the performance of our reclamation obligations (including our obligations with respect to the Decker mine). In addition, we have a letter of credit for $10.5 million that we use to secure our 50% share of additional reclamation obligations at the Decker mine. At December 31, 2011, we had $71.2 million of restricted cash used as collateral for our surety bonds. At some point, federal and state laws may be amended to require certain forms of financial assurance that are more costly to obtain, such as letters of credit.

Mine Safety and Health

        Stringent health and safety standards have been in effect since Congress enacted the Coal Mine Health and Safety Act of 1969. The Federal Mine Safety and Health Act of 1977 (the "Mine Act"), significantly expanded the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. In addition to federal regulatory programs, all of the states in which we operate also have state programs for mine safety and health regulation and enforcement. Collectively, federal and state safety and health regulation in the coal mining industry is among the most comprehensive and pervasive systems for protection of employee health and safety affecting any segment of U.S. industry. The Mine Act is a strict liability statute that requires mandatory inspections of surface and underground coal mines and requires the issuance of enforcement action when it is believed that a standard has been violated. A penalty is required to be imposed for each cited violation. Negligence and gravity assessments result in a cumulative enforcement arrangement that may result in the issuance of withdrawal orders. The Mine Act contains criminal liability provisions. For example, it imposes criminal liability for corporate operators who knowingly or willfully authorize, order or carry out violations. The Mine Act also provides that civil and criminal penalties may be assessed against individual agents, officers and directors who knowingly authorize, order or carry out violations. In addition, criminal liability may be imposed against any person for knowingly falsifying records required to be kept under the Mine Act.

        In 2006, in response to underground mine accidents, Congress enacted the Mine Improvement and New Emergency Response Act, which imposed additional obligations on coal operators, including, among other things, (a) the development of new emergency response plans that address post-accident communications, tracking of miners, breathable air, lifelines, training and communication with local emergency response personnel; (b) establishment of mine rescue teams; (c) notification to federal authorities of incidents that pose a reasonable risk of death and (d) increased penalties for violations of the applicable federal laws and regulations. In response to the April 2010 explosion at Massey Energy Company's Upper Big Branch Mine, we expect enforcement scrutiny to continue to increase, including more inspection hours at mine sites, increased numbers of inspections and increased issuance of the number and the severity of enforcement actions. Various states also have enacted their own new laws and regulations addressing many of these same subjects. Our compliance with these or any new mine health and safety regulations could increase our mining costs, only some of which may be passed on to customers.

        We have implemented various internal standards to promote employee health and safety. In addition to these internal standards, we are also Occupational Health and Safety Assessment Series 18001 certified and have voluntarily implemented policies and standards in addition to those required by state or federal regulations that we consider important to the health and safety of our employees. According to MSHA data, in 2011, we had one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.

Black Lung

        Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must pay federal black lung benefits to claimants who are current and former employees and also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970. The trust fund is funded by an excise tax on production of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. The excise tax does not apply to coal shipped outside the U.S. In 2011, we recorded $45.9 million of expense related to this excise tax for our three owned and operated mines.

Clean Air Act

        The federal Clean Air Act and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and emission control requirements relating to air pollutants, including particulate matter, which may include controlling fugitive dust. The Clean Air Act indirectly affects coal mining operations by extensively regulating the emissions of particulate matter, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. In recent years, Congress has considered legislation that would require increased reductions in emissions of sulfur dioxide, nitrogen oxide and mercury. In addition to the GHG issues discussed below, the air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to, the following:

  •
  Acid Rain.  Title IV of the Clean Air Act requires reductions of sulfur dioxide emissions by electric utilities. Affected power plants have sought to reduce sulfur dioxide emissions by switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing or trading sulfur dioxide emission allowances. We cannot accurately predict the future effect of these Clean Air Act provisions on our operations. These acid rain requirements would not be supplanted by CSAPR, were it to take effect.

  •
  NAAQS for Criterion Pollutants.  The Clean Air Act requires the EPA to set standards, referred to as NAAQS, for six common air pollutants, including nitrogen oxide and sulfur dioxide. Areas that are not in compliance (referred to as non-attainment areas) with these standards must take steps to reduce emissions levels. Meeting these limits may require reductions of nitrogen oxide and sulfur dioxide emissions. Although our operations are not currently located in non-attainment areas, we could be required to incur significant costs to install additional emissions control equipment, or otherwise change our operations and future development if that were to change. On February 9, 2010, the EPA published revised NAAQS for nitrogen dioxide. On June 22, 2010, the EPA published a final rule that tightens the NAAQS for sulfur dioxide. Non-attainment designations will be finalized by June 2012 for both rules; state implementation plans are due in the winter of 2014; and the deadline to achieve attainment is the summer of 2017. We do not know whether or to what extent these developments might affect our operations or our customers' businesses.

  •
  Clean Air Interstate Rule and Cross-State Air Pollution Rule.  CAIR calls for power plants in 28 states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system now in effect for acid rain. In June 2011, the EPA finalized CSAPR, a replacement rule to CAIR, which requires 28 states in the Midwest and eastern seaboard of the United States to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions would commence in 2012 with further reductions effective in 2014. However, on December 30, 2011, the U.S. Court of Appeals for the District of Columbia Circuit stayed the implementation of CSAPR pending resolution of judicial challenges to the rules and ordered the EPA to continue enforcing CAIR until the pending legal challenges have been resolved. We are unable to predict whether the CSAPR program will be upheld or reversed but for states to meet their requirements under CSAPR, a number of coal-fired electric generating units will likely need to be retired, rather than retrofitted with the necessary emission control technologies, reducing demand for thermal coal. On December 15, 2011, the EPA finalized a supplemental rulemaking to require Iowa, Michigan, Missouri, Oklahoma and Wisconsin to make summertime reductions to nitrogen oxide emissions under the CSAPR ozone-season control program.

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

  •
  Mercury and Hazardous Air Pollutants.  On December 16, 2011, the EPA signed a rule that would regulate the emission of mercury and other metals, fine particulates and acid gases such as hydrogen chloride from coal- and oil-fired power plants, referred to as "MATS." Apart from MATS, several states have enacted or proposed regulations requiring reductions in mercury emissions from coal-fired power plants, and federal legislation to reduce mercury emissions from power plants has been proposed. Regulation of mercury emissions by the EPA, states, Congress or pursuant to an international treaty may decrease the future demand for coal, but we are currently unable to predict the magnitude of any such effect. The North American Electric Reliability Corporation in its 2011 Long-Term Reliability Assessment noted that CSAPR, MATS and other proposed regulations could accelerate the retirement of a significant number of coal-fired power plants. We continue to evaluate the possible scenarios associated with CSAPR and MATS and the effects they may have on our business and our results of operations, financial condition or cash flows.

  •
  Regional Haze, New Source Review and Ozone.  The EPA has initiated a regional haze program designed to protect and improve visibility at and around national parks, national wilderness areas and international parks. On December 23, 2011, the EPA Administrator signed a final rule under which the emission caps imposed under the CSAPR for a given state would supplant the obligations of that state with regard to visibility protection. That rule has not yet been published, and the EPA's plans about publishing this rule in light of the stay of the CSAPR have yet to be announced. In addition, the EPA's new source review program under certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly change emissions, to install the more stringent air emissions control equipment required of new plants. There is pending litigation to force the EPA to list coal mines as a category of air pollution sources that endanger public health or welfare under Section 111 of the Clean Air Act and establish standards to reduce emissions from sources of methane and other emissions related to coal mines.

Global Climate Change

        There are three important sources of GHGs associated with the coal industry. The end use of our coal in electricity generation is a source of GHGs. Combustion of fuel for mining equipment used in coal production is another source of GHGs. In addition, coal mining can release methane, a GHG, directly into the atmosphere. These emissions from coal consumption and production are potentially subject to regulation as part of regulatory initiatives to address global climate change and global warming. These regulatory initiatives may increase our costs and decrease demand for our coal.

        The Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change (the "Kyoto Protocol") became effective in 2005, and bound those developed countries that ratified it (which the U.S. has not, to date, done) to reduce their global GHG emissions. Discussions to develop a treaty to replace the Kyoto Protocol after its expiration in 2012 are still ongoing. Any future global agreement on climate change could further reduce demand for our coal.

        The EPA is attempting to regulate GHG emissions using existing statutory authorities. In 2009, the EPA issued a final finding that the presence of carbon dioxide and certain other GHGs in the atmosphere endanger public health and welfare of current and future generations. Legal challenges to these findings have been asserted, and Congress is considering legislation to delay or repeal the EPA's actions, but we cannot predict the outcome of these efforts. The EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act. These rules are currently subject to judicial challenge, but the U.S. Court of Appeals for the District of Columbia Circuit has refused to stay their implementation while the challenges are pending. Among the rules promulgated after the EPA's endangerment finding was the Tailoring Rule, which requires that all new or modified stationary sources of GHGs that will emit more than 75,000 tons of carbon dioxide per year and are otherwise subject to Clean Air Act regulation, and any other facilities that will emit more than 100,000 tons of carbon dioxide per year to undergo prevention of significant deterioration ("PSD") permitting. PSD permitting requires that the permitted entity adopt the best available control technology. Under a consent decree with environmental groups, the EPA is expected to finalize new source performance standards ("NSPS") for electric power generation facilities in 2012. As of early December 2011, the EPA reportedly has prepared a proposal to regulate GHG emissions from only new plants, not existing ones, but that proposal is pending review at the Office of Management and Budget, and is not yet public. The EPA's failure to propose rules by the required date will delay final action as well.

        The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including coal-fired electric power plants, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011.

        As a result of revisions to its preconstruction permitting rules that became fully effective on January 2, 2011, the EPA is now requiring new sources, including coal-fired power plants, to undergo control technology reviews for GHGs (predominately carbon dioxide) as a condition of permit issuance. These reviews may impose limits on GHG emissions, or otherwise be used to compel consideration of alternatives fuels and generation systems, as well as increase litigation risk for—and so discourage development of—coal-fired power plants.

        Various states and regions have adopted GHG initiatives and certain governmental bodies, including the State of California, have or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities. A number of states have enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power. These and other current or future global climate change laws, regulations, court orders or other legally enforceable mechanisms may in the future require additional controls on coal-fired power plants and industrial boilers and may even cause some users of coal to switch from coal to alternative sources of fuel.

        Likewise, GHG emissions have increasingly become issues that must be addressed in connection with the preparation of EISs necessary to obtain additional federal coal leases. For example, several environmental groups commented on the global climate change discussion within an EIS document for the federal coal lease application for the West Antelope II LBA, which we nominated. Furthermore, the federal coal leases for the West Antelope II LBA, which we acquired in 2011, are the subject of pending legal challenges filed against the BLM and Secretary of the Interior by environmental organizations. Disputes regarding the level of evaluation required for climate change could complicate and protract the time required to obtain coal leases on a timely basis which could have an adverse impact on our business.

Clean Water Act

        The Clean Water Act ("CWA") and corresponding state and local laws and regulations affect coal mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the U.S. The CWA provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. Legislation that seeks to clarify the scope of CWA jurisdiction is under consideration by Congress. Recent court decisions, regulatory actions and proposed legislation have created uncertainty over CWA jurisdiction and permitting requirements that could either increase or decrease the cost and time spent on CWA compliance.

        CWA requirements that may directly or indirectly affect our operations include the following:

  •
  Wastewater Discharge.  Section 402 of the CWA creates a process for establishing effluent limitations for discharges to streams that are protective of water quality standards through the National Pollutant Discharge Elimination System ("NPDES"), and corresponding programs implemented by state regulatory agencies. Regular monitoring, reporting and compliance with performance standards are preconditions for the issuance and renewal of NPDES permits that govern discharges into waters of the U.S. Failure to comply with the CWA or NPDES permits can lead to the imposition of significant penalties, litigation, compliance costs and delays in coal production. Furthermore, the imposition of future restrictions on the discharge of certain pollutants into waters of the U.S. could increase the difficulty of obtaining and complying with NPDES permits, which could impose additional time and cost burdens on our operations. For instance, waters that states have designated as impaired (i.e., as not meeting present water quality standards) are subject to Total Maximum Daily Load ("TMDL") regulations, which may lead to the adoption of more stringent discharge standards for our coal mines and could require more costly treatment.

    Anti-degradation policies may increase the cost, time and difficulty associated with obtaining and complying with NPDES permits and may also require more costly treatment.

  •
  Dredge and Fill Permits.  Many mining activities, including the development of settling ponds and other impoundments, require a Section 404 permit from the Army Corps of Engineers (the "Corps"). Generally speaking, these Section 404 permits allow the placement of fill materials into navigable waters of the United States including wetlands, streams, and other regulated areas. The Corps has issued general "nationwide" permits for specific categories of activities that are similar in nature and that are determined to have minimal adverse effects on the environment. Permits issued pursuant to Nationwide Permit 21 ("NWP 21") generally authorize the disposal of dredged or fill material from surface coal mining activities into waters of the U.S., subject to certain restrictions. NWP 21s are typically reissued for a five-year period and require appropriate mitigation, and permit holders must receive explicit authorization from the

    Corps before proceeding with proposed mining activities. We currently utilize NWP 21 authorizations for our operations in Wyoming and Montana. Although the Corps has suspended the use of NWP 21 in six Appalachian region states, we have no operations in these states. To date, we are unaware of any intent by the Corps to similarly restrict the use of NWP 21 in the states where we operate.

    Because of the U.S. Supreme Court's divided decision in Rapanos v. United States, there is some regulatory uncertainty about what constitutes a jurisdictional wetland. On March 18, 2010, the Corps of Engineers determined that there are no jurisdictional wetlands at our Spring Creek mine. On March 22, 2011, the Corps of Engineers authorized proposed operations under NWP 21 for our Antelope mine. The Antelope mine is currently working on an individual permit to seek authorization for future activities. This individual permit is expected to be submitted in March of 2012. On March 30, 2011, the Corps of Engineers authorized proposed operations under NWP 21 for our Cordero Rojo mine. This authorization is valid until March 18, 2013. All jurisdictional determinations are resolved, where applicable. Our Wyoming coal mines continue to operate under their respective NWP 21 permits. We believe that the pending jurisdictional wetland determinations are likely to reduce the waters that are currently subject to NWP 21 permitting requirements, with concomitant decreases in the cost and time burdens associated with NWP 21 permit compliance.

Resource Conservation and Recovery Act

        The EPA determined that coal combustion wastes do not warrant regulation as hazardous wastes under the Resource Conservation and Recovery Act ("RCRA") in May 2000. Most state hazardous waste laws do not regulate coal combustion wastes as hazardous wastes. The EPA also concluded that beneficial uses of coal combustion wastes, other than for mine-filling, pose no significant risk and no additional national regulations of such beneficial uses are needed. However, the EPA determined that national non-hazardous waste regulations under RCRA are warranted for certain wastes generated from coal combustion, such as coal ash, when the wastes are disposed of in surface impoundments or landfills or used as mine-fill. There have been several legislative proposals that would require the EPA to further regulate the storage of coal combustion waste. Any significant changes in the management of coal combustion waste could increase our customers' operating costs and potentially reduce their ability to purchase coal. In addition, in June 2010 the EPA released two competing proposals for the regulation of coal combustion byproducts. One would regulate the byproducts as hazardous or special waste and the other would classify the byproducts as non-hazardous waste. Under both options, the EPA would establish dam safety requirements to address the structural integrity of surface impoundments to prevent catastrophic releases. The EPA conducted additional information collections in late 2011 and was expected to issue a final decision by the end of 2011. The EPA did not address in the proposed regulations the use of coal combustion wastes as minefill, but indicated that it would separately work with the OSM in order to develop effective federal regulations ensuring that such placement is adequately controlled. If coal combustion wastes were classified as a special or hazardous waste, regulations may impose restrictions on ash disposal, provide specifications for storage facilities, require groundwater testing and impose restrictions on storage locations, which could increase our customers' operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of coal combustion waste, including coal ash, can lead to material liability to our customers under RCRA or other federal or state laws and potentially reduce the demand for coal.

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

Endangered Species Act

        The federal Endangered Species Act (the "ESA") and counterpart state legislation protect species threatened with possible extinction. The U.S. Fish and Wildlife Service (the "USFWS") works closely with the OSM and state regulatory agencies to ensure that species subject to the ESA are protected from mining-related impacts. A number of species indigenous to the areas in which we operate are protected under the ESA, and compliance with ESA requirements could have the effect of prohibiting or delaying us from obtaining mining permits. These requirements may also include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species or their habitats. For example, our Spring Creek coal mine applied for lease modification under the BLM leasing regulations, and the area we were proposing to include was declared critical greater sage-grouse habitat by the Montana Fish, Wildlife and Parks Department. This requires a certain degree of mitigation of the impacts on the habitat in order for us to obtain approval of this lease modification. Similarly, in Wyoming, the Buffalo Field Office of the BLM is engaged in revising its Resource Management Plan ("RMP") to include additional sage-grouse protective measures in its RMP. In the latter part of 2011, BLM drafted a proposed Instruction Memorandum on sage-grouse for 2012 finalization and began formal planning processes for conservation measures for the species. These actions could result in more stringent requirements being issued by the BLM. Should more stringent protective measures be applied, this could result in increased operating costs, heightened difficulty in obtaining future mining permits, or the need to implement additional mitigation measures. The USFWS published the result of its 12-month status review on March 5, 2010, determining that a listing is warranted but precluded by higher priority listing actions. This finding imposes no legal obligation to protect the bird. On June 29, 2010, the USFWS issued a notice reinstating the proposed rule relating to the listing of the mountain plover as threatened under the ESA and requesting public comment. In May 2011, the USFWS determined not to list the mountain plover as threatened, however the species status could be reviewed in the future. If a listing determination results, it could lead to new land use restrictions to protect nesting plovers in Wyoming and Montana. We have not determined its possible impact on our operations, although a listing could adversely impact our mining operations and costs.

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

Available Information

        We file annual, quarterly and current reports, and amendments to those reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may access and read our filings without charge through the SEC's website at www.sec.gov. You may also read and copy any document we file at the SEC's public reference room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

Item 1A.    Risk Factors.

        You should carefully consider the risk factors described below and other information contained in this Form 10-K. If any of the following risk factors, as well as other risks and uncertainties that are not currently known to us or that we currently believe are not material, actually occur, our business, financial condition and results of operations could be materially adversely affected and you may lose all or a significant part of your investment.

Risks Related to Our Business and Industry

A substantial or extended decline in the prices we receive for our coal could reduce our revenues and profitability and decrease the value of our coal reserves.

        Our revenues, results of operations and the value of our coal reserves depend on the prices we receive for our coal. Prices for coal tend to be cyclical, and over the last several years have become more volatile. The prices we receive for our coal depend upon factors beyond our control, including:

  •
  domestic and foreign supply and demand for coal, including Asian and other foreign demand for U.S. coal exports;

  •
  domestic and foreign demand for electricity;

  •
  domestic and foreign economic conditions;

  •
  the quantity, quality and price of coal available from domestic and foreign competitors or the resale market;

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

  •
  legislative, regulatory and judicial developments, environmental regulatory changes, or changes in energy policy and energy conservation measures that would adversely affect the coal or utility industries, such as legislation that limits carbon dioxide or sulfur dioxide emissions or provides for increased funding, subsidies or other incentives for, or mandates the use of, alternative energy sources;

  •
  domestic and foreign governmental regulations and taxes, including with respect to air emission standards for coal-fired power plants, and the ability of coal-fired power plants to meet these standards by installing scrubbers or other means;

  •
  market price fluctuations for sulfur dioxide emission allowances;

  •
  the capacity of, cost of, and proximity to, rail transportation and terminal facilities and rail and terminal performance; and

  •
  the other risks described in this Item 1A.

        A substantial or extended decline in the prices we receive for our coal due to these or other factors could reduce our revenues and profitability and value of our coal reserves.

Competition with domestic and foreign coal producers and with producers of natural gas and other competing energy sources may negatively affect our sales volumes and our ability to sell coal at a favorable price.

        The coal industry is highly competitive. We compete directly with all domestic and many foreign coal producers, and indirectly with other energy producers throughout the U.S. and, for our export sales, internationally. In addition to the price of coal, coal quality, and transportation costs, demand for coal also has a significant impact on our ability to compete domestically and internationally for coal sales. Demand for coal depends upon a number of factors, including:

  •
  general economic conditions and weather patterns, both of which are significant contributors to the demand for electricity;

  •
  port and shipping capacity, including ocean freight rates;

  •
  delivered prices for coal, including the relative costs of transportation from our mine site and competing mines;

  •
  availability and cost of alternative fuel sources, such as natural gas;

  •
  technological developments; and

  •
  environmental and other governmental regulations, including EPA regulations.

        Demand for U.S. coal exports has fluctuated over the last decade because of these and other factors. A decline in domestic demand for coal, or a decline in foreign demand for U.S. coal, could cause significant downward pressure on coal prices. Furthermore, overcapacity and increased production in the future, similar to the activities that occurred during the mid 1970s and early 1980s, could result in additional production capacity throughout the industry, causing increased competition and lower coal prices, materially reducing our revenues and profitability.

        In addition to competing with other coal producers, we compete generally with producers of other fuels, such as natural gas and crude oil. A decline in the price of natural gas, or sustained low natural gas prices, could cause demand for coal to decrease and adversely affect the price of our coal. For example, the average price of natural gas declined from $4.15 per thousand cubic feet as of December 2010 to $3.17 per thousand cubic feet as of December 2011, leading to, in some instances, fuel switching and decreased coal consumption by electricity-generating utilities. Sustained low natural gas prices may also cause utilities to phase out or close existing coal-fired power plants or reduce construction of any new coal-fired power plants, which could have a material adverse effect on demand and prices received for our coal.

        Legislation requiring the use and dispatch of alternative energy sources and fuels or legislation providing financing or incentives to encourage continuing technological advances and deployment in this area could further enable alternative energy sources to become more competitive with coal. If alternative energy sources, such as hydroelectric, wind or solar, become more cost-competitive, demand for coal could decrease and cause a decrease in the price of coal.

If we do not maintain and grow our export sales, our results may be materially adversely affected.

        According to the EIA, the market share of coal used in electric generation is expected to decrease from 42% to 39% from 2012 to 2035 as a result of various factors, including low natural gas prices, regulatory and environmental pressures on coal-fired electricity generation and domestic and foreign economic conditions and associated electricity demand. A growing portion of our coal sales in recent years has been into export markets in Asia, and we are seeking to make additional export sales to Asia and potentially other international locations. Our ability to maintain our export sales revenues and margins depends on a number of factors, including the existence of sufficient and cost-effective export terminal capacity for the shipment of thermal coal to foreign markets and demand by customers in Asia and in other potential export markets for PRB coal. At present, there is limited terminal capacity for the export of PRB coal to foreign markets. Our access to existing and any future terminal capacity may be adversely affected by regulatory and permit requirements, environmental and other legal challenges, public perceptions and resulting political pressures, operational issues at terminals and competition among domestic coal producers for access to limited terminal capacity, among other factors. If we fail to maintain terminal capacity, or are denied access to existing or any future terminals for the export of our coal on commercially reasonable terms, or at all, our results from our export transactions will be materially adversely affected. International customer demand for PRB coal, and the prices those customers may be willing to pay for PRB coal and related transportation costs, can be affected by a variety of matters, including supplier diversity and security considerations, economic conditions and demand for electricity in the relevant markets, international energy policies and regulatory requirements, and availability and pricing for thermal coal delivered from alternative international basins.

        In addition, from time to time we enter into "take-or-pay" contracts for rail and port capacity related to our export sales. These contracts require us to pay for a minimum quantity of coal to be transported on the railway or through the port regardless of whether we sell any coal. If we fail to acquire sufficient export sales to meet our minimum obligations under these take-or-pay contracts, we are still obligated to make payments to the railway or port, which could have a negative impact on our cash flows, profitability and results of operations.

Our business, financial condition and results of operations may be adversely affected by unfavorable global or U.S. economic and market conditions.

        In recent years, the global economic downturn, particularly with respect to the U.S. economy, and the global financial and credit market disruptions had a negative impact on us and the coal industry generally. For example, the demand for electricity in our target markets decreased during 2009, which led to a decrease in coal consumption by customers. As a result, coal inventory by our customers increased during this time leading to our customers curtailing future orders and causing a decrease in coal prices. In 2009, we also experienced a greater than normal number of customers seeking to reduce the amount of tons taken under existing contracts through contractual remedies, such as force majeure provisions.

        Furthermore, because we typically seek to enter into long-term arrangements for the sale of a substantial portion of our coal, the average sales price we receive for our coal may lag behind any general economic recovery. Future economic downturns or further disruptions in the financial and credit markets could negatively impact our business, financial condition and results of operations.

Decreases in U.S. and global demand for electricity due to economic, weather or other conditions could negatively affect coal prices.

        Our coal customers primarily use our coal as fuel for electricity generation. Overall economic activity and the associated demands for power by industrial users can have significant effects on overall electricity demand and can be caused by a number of factors. An economic slowdown can significantly slow the growth of electricity demand and could result in reduced demand for coal. For example, declines in the rate of international economic growth in countries such as China, India or other developing countries could impact the demand for U.S. coal. Weather patterns can also greatly affect electricity demand. Extreme temperatures, both hot and cold, cause increased power usage and, therefore, increase generating requirements from all sources. Mild temperatures, on the other hand, result in lower electrical demand, which allows generators to choose the sources of power generation when deciding which generation sources to dispatch. For example, in 2009, several regions in the U.S. experienced a cool summer, causing the coal inventory of our customers to grow and demand for coal to decrease. Decreases in coal demand for these or other reasons could cause downward pressure on coal prices and would negatively impact our results of operations.

Our coal mining operations are subject to operating risks, which could result in materially increased operating expenses and decreased production levels.

        We mine coal at surface mining operations located in Wyoming and Montana. Our coal mining operations are subject to a number of operating risks. These operating risks include, among others:

  •
  poor mining conditions resulting from geological, hydrologic, ground or other conditions, which may cause instability of highwalls or spoil-piles or cause damage to nearby infrastructure such as roads, power lines, railways and gas pipelines;

  •
  critical mining and plant equipment failures, unexpected maintenance problems or damage from fire, flooding or other events;

  •
  adverse weather and natural disasters, such as heavy rains, flooding, droughts, dust and other natural events affecting operations, transportation or customers;

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

  •
  competition and/or conflicts with other natural resource extraction activities and production within our operating areas, such as coalbed methane extraction or oil and gas development; and

  •
  a major incident at a mine site that causes all or part of the operations of a mine to cease for some period of time.

        Because we maintain very little produced coal inventory, disruptions in our operations due to these or other risks could negatively impact or even halt production and shipments, significantly increase the cost of mining and impact our ability to meet our contractual obligations to customers and others, which could have a material adverse effect on our results of operations. We maintain insurance policies that provide limited coverage for some of these risks, although there can be no assurance regarding the extent, if any, to which these risks would be covered by our insurance policies.

If we are unable to acquire or develop additional coal reserves that are economically recoverable, our profitability may be reduced and our future success and growth may be significantly impacted.

        Our profitability depends substantially on our ability to mine, in a timely and cost-effective manner, coal reserves that possess the quality characteristics our customers' desire. Because our reserves decline as we mine our coal, our future success and growth depend upon our ability to acquire additional coal that is economically recoverable. We primarily acquire additional coal through the federal competitive leasing process, but we also enter into state and private coal leases as well as acquire coal from private third parties. If we fail to acquire or develop additional reserves, our existing reserves will eventually be depleted. Our ability to obtain additional coal reserves in the future could also be limited by a number of factors, any of which could impact our business and growth strategy, including:

  •
  the availability of cash we generate from our operations;

  •
  available financing and restrictions under our debt instruments;

  •
  competition from other coal companies for properties;

  •
  lack of suitable acquisition or LBA opportunities; or

  •
  delay in the federal leasing process caused by third-party legal challenges or the inability to acquire coal properties or federal coal leases on commercially reasonable terms.

        Any significant delay in acquiring reserves could negatively impact our production rate. We will need to acquire additional coal reserves that can be mined on an economically recoverable basis to maintain our production capacity and competitive position. We may be unable to mine future reserves as profitably as we do at our current operations. The price we receive for our coal also impacts how economically we can recover our existing coal. Our ability to develop economically recoverable reserves will be materially adversely impacted if prices for coal sold decrease significantly.

Because most of the coal in the vicinity of our mines is owned by the U.S. federal government, our future success and growth would be affected if we are unable to acquire or are significantly delayed in the acquisition of additional reserves through the federal competitive leasing process.

        The U.S. federal government owns most of the coal in the vicinity of our mines. Accordingly, the federal competitive leasing process is our primary means of acquiring additional reserves. There is no requirement that the federal government must lease its coal. Furthermore, there is no requirement that the federal government must give preference to any LBA applicant which means our bids for federal coal leases may compete with other coal producers' bids. Over time, federal coal leases have become increasingly more competitive and expensive to obtain, and the review process to submit an LBA for bid continues to lengthen. We expect this trend to continue. The increasing size of potential LBA tracts may make it easier for new mining operators to enter the market on economic terms and may, therefore, increase competition for federal coal leases. Increased opposition from non-governmental organizations and other third parties may also lengthen, delay or complicate the LBA process. In order to win a lease in the LBA process and acquire additional coal, our bid for a coal tract must meet or exceed the fair market value of the coal based on the internal estimates of the BLM, which is not published. Any failure or delay in acquiring a coal lease through the LBA process, or the inability to do so on economic terms, could cause our production to decline, materially adversely affecting our business, cash flows and results of operations. For example, the West Antelope II leases we were awarded through the LBA process in 2011 are subject to pending legal challenges against the BLM and the Secretary of the Interior by environmental organizations, which could materially impact our ability to mine the coal subject to those leases or delay our access to mine the coal.

        The LBA process also requires us to acquire rights to mine from certain surface owners overlying the coal before the federal government will agree to lease the coal. Surface rights in the PRB are becoming increasingly more difficult and costly to acquire. Certain federal regulations provide a specific class of surface owners, also known as qualified surface owners ("QSO"), with the ability to prohibit the BLM from leasing its coal. For example, in connection with a pending LBA that we nominated for our Cordero Rojo mine, the BLM has indicated that certain surface owners satisfy the regulatory definition of QSO. If a QSO owns the land overlying a coal tract, federal laws prohibit us from leasing the coal tract without first securing surface rights to the land, or purchasing the surface rights from the QSO. This right of QSOs allows them to exercise significant influence over negotiations to acquire surface rights and can delay the LBA process or ultimately prevent the acquisition of coal underlying their surface. If we are unable to successfully negotiate access rights with QSOs at a price and on terms acceptable to us, we may be unable to acquire federal coal leases on land owned by the QSO. Our profitability could be materially adversely affected if the prices to acquire land owned by QSOs increase.

If we are unable to acquire surface rights to access our coal, we may be unable to obtain a permit or otherwise be unable to mine coal we own and may be required to employ expensive techniques to mine around those sections of land we cannot access in order to access other sections of coal reserves.

        After we acquire coal we are required to obtain a permit to mine the coal through the applicable state agencies before we are allowed to begin mining. In part, the permitting requirements provide that, under certain circumstances, we must obtain surface owner consent if the surface estate has been split from the mineral estate, which is commonly known as a "split estate." We have in the past and may in the future be required to negotiate with multiple parties for the surface access that overlies coal we acquired. If we are unable to successfully negotiate surface access with any of these surface owners, or do so on commercially reasonable terms, we may be denied a permit to mine some of the coal we have acquired or may find that we cannot mine the coal at a profit or at all. If we are denied a permit, this would create significant delays and restrictions in our mining operations and materially adversely impact our business and results of operations. Furthermore, if we determine to alter our plans to mine around the affected areas, we could incur significant additional costs to do so, which could increase our operating expenses considerably and could materially adversely affect our results of operations. Failure to successfully negotiate access for surface rights overlying coal that we control in a timely manner may also result in significant accounting charges, which could have a material adverse impact on our results of operations.

Defects in title or the loss of a leasehold interest in, or superior or conflicting property rights impacting, reserves or surface rights could limit our ability to mine our coal reserves and adversely impact our operations and costs.

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

        In addition, these leasehold interests may be subject to superior property rights of other third parties. The federal government leases many different mineral rights in addition to coal, such as coalbed methane, natural gas and crude oil rights. Some of these minerals are located on, or are adjacent to, some of our coal and LBA areas, potentially creating conflicting interests between us and the lessees of those interests and may affect our ability to operate as planned if our title is not superior or cost-effective arrangements cannot be timely negotiated. We are regularly in negotiations with third parties in an effort to address potentially conflicting mineral development. These negotiations may not be effective. In that event, our mine plans, future costs and production rates may be adversely impacted. Anticipated oil and gas development is expected to increase the frequency of these potential conflicts.

        Further, the vast majority of our coal interests are acquired by lease from state or federal governments. If any of our leases are terminated, for lack of diligent development or otherwise, we would be unable to mine the affected coal and our business and results of operations could be materially adversely affected.

Acquisitions are a potentially important part of our long-term growth strategy and involve a number of risks, any of which could cause us not to realize the anticipated benefits.

        Acquisitions are a potentially important part of our long-term growth strategy, and we may pursue acquisition opportunities in the future in the U.S. and other jurisdictions. If we fail to accurately estimate the future results and value of an acquired business or are unable to successfully integrate the businesses or properties we acquire, our business, financial condition or results of operations could be negatively affected, and we may be unable to grow our business. Acquisition transactions involve various risks, including:

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

  •
  environmental or geological problems in acquired coal properties, including factors that make the coal unsuitable for intended customers due to ash, heat value, moisture or contaminants;

  •
  inability to acquire sufficient surface rights to enable extraction of coal resources;

  •
  outstanding permit violations associated with acquired assets;

  •
  difficulties or unexpected issues arising from our evaluation of internal control over financial reporting of the acquired business;

  •
  risks related to operating in new jurisdictions or industries, including increased exposure to foreign government and currency risks with respect to any international acquisitions; and

  •
  unanticipated liabilities associated with the acquired companies.

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

We may be unable to obtain, maintain or renew permits or licenses necessary for our operations, which would materially reduce our production, cash flows and profitability.

        As a mining company, we must obtain a number of permits and licenses from various federal, state and local agencies and regulatory bodies that impose strict regulations on environmental and operational matters in connection with our coal operations, including restricting the number of tons we may mine under our air quality permits. The permitting rules, and the interpretations of these rules, are complex, change frequently and are often subject to discretionary interpretations by the regulators, all of which make compliance more difficult or impractical, and may possibly preclude the continuance of ongoing operations, impact the development of future mining operations or restrict the amount of our production. The public, including non-governmental organizations, anti-mining groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and EIS prepared in connection with applicable regulatory processes. These groups may also participate in the permitting and licensing process, including bringing citizens' lawsuits to challenge the issuance of permits, the validity of an EIS or performance of mining activities. For example, the EIS and other regulatory matters associated with the West Antelope II LBAs are being legally challenged by several non-governmental organizations, which could create a delay or uncertainty in acquiring the permit or mining the coal underlying the coal lease. If this or any other permits or licenses are not issued or renewed in a timely fashion or at all, or if permits issued or renewed are conditioned in a manner that restricts our ability to efficiently and economically conduct our mining activities, we could suffer a material reduction in our production, an impairment of our mineral rights, and our cash flows or profitability could be materially adversely affected.

Existing and future legislation, treaties, regulatory requirements and public concerns relating to GHG emissions could negatively affect our customers and reduce the demand for coal as a fuel source, causing coal prices and sales of our coal to materially decline.

        There are three important sources of GHGs associated with the coal industry. The end use of our coal in electricity generation is a source of GHGs. Combustion of fuel for mining equipment used in coal production is another source of GHGs. In addition, coal mining can release methane, a GHG, directly into the atmosphere. These emissions from coal consumption and production are potentially subject to regulation as part of regulatory initiatives to address global climate change and global warming. Various international, federal, regional and state proposals are being considered to limit emissions of GHGs, including possible future U.S. treaty commitments, new federal or state legislation that may, among other things establish a cap-and-trade regime, and regulation under existing environmental laws by the EPA and other regulatory agencies. Future regulation of GHG emissions may require additional controls on, or the closure of, coal-fired power plants and industrial boilers or may restrict the construction of new coal-fired power plants. These regulatory initiatives may increase our costs and decrease demand for our product, and may lead to increased demand for domestic electricity fired by natural gas because gas-fired plants are cheaper to construct, and permits to construct these plants can be easier to obtain.

        The permitting of new coal-fired power plants has also recently been contested, at times successfully, by state regulators and environmental organizations due to concerns related to GHG emissions from the new plants. Private litigation has also been brought against industry participants based on GHG-related concerns. The U.S. Supreme Court recently held that federal common law provides no basis for public nuisance claims against utilities due to their carbon dioxide emissions, but tort-type liabilities and other GHG-related claims against utilities and energy producers may be asserted. For example, residents and property owners along the Mississippi Gulf coast filed litigation against approximately 90 companies in energy, fossil fuels and chemical industries, including PRB and other domestic coal companies, alleging that the defendants caused the emission of GHGs that contributed to global warming, which in turn caused a rise in sea levels and added to the ferocity of Hurricane Katrina in 2005, which combined to destroy the plaintiffs' property. If this or other GHG-related litigation is successful, the coal industry and our company may be materially adversely impacted. See "Business—Environmental and Other Regulatory Matters—Global Climate Change."

Extensive environmental laws, including existing and potential future legislation, treaties and regulatory requirements relating to air emissions, affect our customers and could reduce the demand for coal as a fuel source and cause coal prices and sales of our coal to materially decline.

        The operations of our customers are subject to extensive environmental regulation particularly with respect to air emissions. For example, CSAPR, if implemented as drafted, initially requires 28 states in the Midwest and eastern seaboard of the U.S. to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. On December 30, 2011, the U.S Court of Appeals for the District of Columbia Circuit stayed the implementation of CSAPR pending resolution of judicial challenges to the rules and ordered the EPA to continue enforcing CAIR until the pending legal challenges have been resolved. CSAPR is one of a number of significant regulations that the EPA has issued or expects to issue that will impose more stringent requirements relating to air, water and waste controls on electric generating units. These rules include the EPA's pending new requirements for coal combustion residue ("CCR") management which may further regulate the handling of wastes from the combustion of coal. In addition, on December 16, 2011, the EPA signed a rule to reduce emissions of toxic air pollutants from power plants. Specifically, these mercury and air toxic standards ("MATS") for power plants will reduce emissions from new and existing coal- and oil-fired electric utility steam generating units. We continue to evaluate the possible scenarios associated with CSAPR, CCR and MATS and the effects they may have on our business and our results of operations, financial condition or cash flows.

        Considerable uncertainty is associated with air emissions initiatives. New regulations are in the process of being developed, and many existing and potential regulatory initiatives are subject to review by federal or state agencies or the courts. Stringent air emissions limitations are either in place or are likely to be imposed in the short to medium term, and these limitations will likely require significant emissions control expenditures for many coal-fired power plants. As a result, these power plants may switch to other fuels that generate fewer of these emissions or may install more effective pollution control equipment that reduces the need for low-sulfur coal. Any switching of fuel sources away from coal, closure of existing coal-fired power plants, or reduced construction of new coal-fired power plants could have a material adverse effect on demand for, and prices received for, our coal. Alternatively, less stringent air emissions limitations, particularly related to sulfur, to the extent enacted, could make low-sulfur coal less attractive, which could also have a material adverse effect on the demand for, and prices received for, our coal. See "Business—Environmental and Other Regulatory Matters—Clean Air Act."

Our mining operations are subject to extensive environmental, health, safety or other laws and regulations that could materially increase our costs or limit our ability to produce and sell coal.

        Our mining operations are subject to extensive federal, state and local environmental, health and safety, transportation, labor and other laws and regulations. Examples include those relating to:

  •
  employee health and safety;

  •
  emissions to air and discharges to water;

  •
  plant and wildlife protection, including the potential classification of the sage-grouse and the mountain plover as endangered or threatened species;

  •
  the reclamation and restoration of properties after mining or other activity has been completed;

  •
  remediation of contaminated soil, surface and groundwater; and

  •
  the effects of operations on surface water and groundwater quality and availability.

        Furthermore, we must compensate employees for work-related injuries through our workers' compensation insurance funds. The erosion through tort liability of the protections we are currently provided by workers' compensation laws could increase our liability for work-related injuries.

        The April 2010 explosion at Massey Energy Company's Upper Big Branch Mine has had significant impacts on the regulation of mine safety matters at the federal and state levels. For example, federal authorities have announced special inspections of coal mines to evaluate several safety concerns, including the accumulation of coal dust and the proper ventilation of gases such as methane. In addition, federal authorities have announced that they are considering changes to mine safety rules and regulations which could potentially result in additional or enhanced required safety equipment, more frequent mine inspections, stricter and more thorough enforcement practices and enhanced reporting requirements. Any new environmental, health and safety requirements may be replicated in the states in which we operate and could increase our operating costs or otherwise prevent, delay or reduce our planned production, any of which could adversely affect our financial condition, results of operations and cash flows.

        The costs, liabilities and requirements associated with complying with these requirements are often significant and time-consuming and may delay commencement or continuation of exploration or production. These factors could have a material adverse effect on our results of operations, cash flows and financial condition. New legislation or administrative regulations or new judicial interpretations or administrative enforcement of existing laws and regulations may also require us to change operations significantly or incur increased costs. For example, on November 17, 2011, several environmental groups sued the EPA in Washington federal court to compel the EPA to include coal mines on the list of stationary sources governed by air pollution performance standards. Any imposition of air emission standards on coal mines or any other such changes could have a material adverse effect on our financial condition and results of operations.

        Because of the extensive regulatory environment in which we operate, we cannot assure complete compliance with all laws and regulations. Failure to comply with these laws may result in significant costs to us to correct such violations, as well as civil or criminal penalties and limitations or shutdowns of our operations.

Federal and state regulatory agencies have the authority to order any of our mines to be temporarily or permanently closed under certain circumstances, which could materially adversely affect our ability to meet our customers' demands.

        Federal and state regulatory agencies have the authority following significant health and safety incidents, such as fatalities, to order a mine to be temporarily or permanently closed. If this were to occur, we may be required to incur capital expenditures to re-open the mine. In the event that these agencies order the closing of our mines, our coal sales contracts may permit us to issue force majeure notices, which suspend our obligations to deliver coal under these contracts. However, our customers may challenge our issuances of force majeure notices. If these challenges are successful, we may have to purchase coal from third-party sources, if it is available, to fulfill these obligations, incur capital expenditures to re-open the mines and/or negotiate settlements with the customers, which may include price reductions, the reduction of commitments or the extension of time for delivery or terminate customers' contracts. Any of these actions could have a material adverse effect on our business and results of operations.

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

        We may incur material costs and liabilities resulting from claims for damage to property or injury to persons arising from our operations. If we are pursued for sanctions, costs and liabilities in respect of these matters, our mining operations and, as a result, our profitability could be materially adversely affected.

Significant increases in taxes we pay on the coal we produce, such as royalties or severance and production taxes, including as a result of governmental audits, could materially adversely affect our profitability.

        We pay federal, state and private royalties and federal, state and county severance and production taxes on the coal we sell. A substantial portion of our royalties and severance and production taxes are levied as a percentage of gross revenues with the remaining levied on a per ton basis. For example, we pay production royalties of 12.5% of gross proceeds to the federal government. We incurred royalties and severance and production taxes which represented 29.2% and 30.5% of proceeds from the coal we sold for the years ended December 31, 2011 and 2010, respectively. The calculations used to determine royalty or severance and production tax payments are complex and subject to interpretation, making it difficult to estimate such payments. If royalties or severance and production tax rates were to significantly increase our results of operations could be materially adversely affected. For example, the Wyoming state severance tax is significantly less than the state severance tax in Montana. If Wyoming were to increase this tax or any other tax applicable to our Wyoming operations, our profitability could be reduced and our results of operations negatively affected. In addition, if we are required to make additional payments (including related interest and penalties) as a result of pending or future governmental audits, our results of operations would be negatively impacted.

Failure to maintain our surety bonds on acceptable terms could affect our ability to secure reclamation and coal lease obligations and materially adversely affect our ability to mine or lease coal.

        Federal and state laws require us to secure the performance of certain long-term obligations, such as mine closure costs, reclamation costs, and federal and state workers' compensation costs, including black lung. The primary methods we use to meet those obligations are to provide a third-party surety bond or a letter of credit. As of December 31, 2011, we had outstanding surety bonds with third parties of $568.1 million. Surety bonds are typically renewable on a yearly basis. Surety bond issuers and holders may not continue to renew the bonds or may demand additional collateral, unfavorable terms or higher fees upon those renewals. Our failure to retain, or inability to acquire, surety bonds or letters of credit or to provide a suitable alternative could adversely affect our ability to mine or lease coal, which would materially adversely affect our business and results of operations. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety bonds and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of any credit arrangements then in place.

        Furthermore, while we have maintained a history of timely payments related to our LBAs, if we are unable to maintain our "good payer" status, we would be required to seek bonding for any remaining payments, which could adversely impact our cash flows and the amount of availability under our credit facility, if such bonds could be obtained at all.

        In addition, if federal or state laws are amended to require certain forms of financial assurance other than surety bonds, such as letters of credit, obtaining them, if we could obtain them at all, could have a material negative impact on our liquidity and results of operations.

The availability and reliability of sufficient transportation capacity and increases in transportation costs could materially adversely affect the demand for our coal or impair our ability to supply coal to our domestic and export customers.

        Transportation costs represent a significant portion of the total cost of coal for our domestic and export customers. The cost and availability of transportation is a key factor in a customer's purchasing decision and impacts our coal sales and the price we receive for our coal. Coal could become a less competitive source of energy if the costs of transportation increase or the availability or capacity of rail lines or export terminals is insufficient. Transportation costs and availability could also make our coal less competitive than coal produced from other regions.

        Our ability to sell coal to our customers depends primarily upon third-party rail systems and export terminals. If our customers are unable to obtain transportation services, or to do so on a cost-effective basis, our business and growth strategy could be adversely affected. Alternative transportation and delivery systems are generally inadequate and not suitable to handle the quantity of our shipments or to ensure timely delivery to our customers. Export terminals are also subject to permit requirements and challenges from environmental organizations which may make it complicated or expensive to expand existing terminal capacity or open new export terminals in a timely and cost-effective manner. In addition, much of the PRB is served by two rail carriers, and the northern PRB is only serviced by one rail carrier. The loss of access to rail capacity in the PRB could create temporary disruption until this access was restored; significantly impairing our ability to supply coal and resulting in materially decreased revenues. Similarly, being denied access to an export terminal could significantly affect our export sales, materially decreasing our revenues. Our ability to open new mines or expand existing mines may also be affected by the access to, and availability and cost of rail, export terminal or other transportation systems available for servicing these mines.

        Typically, our coal customers contract for, and pay directly for, transportation of coal from the mine or port to the point of use. However, our export deals require us to enter into transportation agreements pursuant to which we arrange for rail transport and port charges. Our ability to supply coal to our customers and our customers' ability to take our coal may be impacted by the disruption of these transportation services because of weather-related problems; mechanical difficulties; maintenance shut-downs; environmental, political and regulatory issues; train derailment; bridge or structural concerns; infrastructure damage, whether caused by ground instability, accidents or otherwise; strikes; lock-outs; lack of fuel or maintenance items; fuel costs; accidents; terrorism or domestic catastrophe or other events. For example, in the spring and summer of 2011, the Midwest region experienced severe flooding which disrupted rail service to mines in the PRB and affected the ability of those customers who were impacted by the flooding to take coal deliveries. Any similar disruption in the future could negatively impact our results of operations.

Our business requires substantial capital expenditures, which we may be unable to provide.

        Our business plan and strategy are dependent upon our acquisitions of additional reserves, which require substantial capital expenditures. We also require capital for, among other purposes:

  •
  acquisition of surface rights;

  •
  equipment and the development of our mining operations;

  •
  capital renovations;

  •
  maintenance and expansions of plants and equipment; and

  •
  compliance with environmental laws and regulations.

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

If the assumptions underlying our reclamation and mine closure obligations are materially inaccurate, our costs could be significantly greater than anticipated.

        SMCRA and counterpart state laws and regulations establish operational, reclamation and closure standards for all aspects of surface mining. We accrue for the costs of current mine disturbance and final mine closure. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our experience. Estimates of reclamation liability at the Decker mine are provided to us by the Decker mine. The amounts recorded are dependent upon a number of variables, including the estimated future asset retirement costs, estimated proven reserves, assumptions involving profit margins of third-party contractors, inflation rates, discount rates and assumed credit-adjusted, risk-free rates. Furthermore, these obligations are unfunded. If our accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be materially adversely affected.

We do not operate the Decker mine and our results of operations could be adversely affected if the other 50% owner fails to effectively operate the mine or fails to perform its obligations. In addition, our credit arrangements may limit our ability to contribute cash to the Decker mine.

        We hold a 50% non-operating interest in the Decker mine in Montana through a joint venture agreement with the other 50% owner. The other 50% mine owner has responsibility for the day-to-day operations of the Decker mine. While we participate in the management committee of the Decker mine under the terms of the joint venture agreement, we do not control, and our employees do not participate in, the day-to-day operations of the Decker mine. If the other 50% mine owner fails to operate the Decker mine effectively, our results of operations could be adversely affected.

        We share the profits, losses, operating expenses, reclamation obligations and liabilities and assets associated with the Decker mine equally with the other 50% owner and may be required to contribute cash or other property and equipment and our proportional share of funds to carry on the business of the joint venture or to cover liabilities. In the event that either 50% owner does not contribute its share of operating expenses, including reclamation expenses when due, or other liabilities, the other owner is not required to assume their obligation. However, we may have joint and several liability as a matter of law for these expenses and other liabilities, including for operational liabilities. Accordingly, our financial obligations with respect to the Decker mine are subject to the creditworthiness of the other 50% owner, which is outside of our control. In addition, if we do not provide our proportional share or the other 50% owner does not provide its proportional share, our interest in the Decker mine may be adjusted proportionally. CPE Resources's current debt instruments and future credit arrangements may limit our ability to make contributions to the Decker joint venture.

Increases in the cost of raw materials and other industrial supplies, or the inability to obtain a sufficient quantity of those supplies, could increase our operating expenses, disrupt or delay our production and materially adversely affect our profitability.

        We use considerable quantities of explosives, petroleum-based fuels, tires, steel and other raw materials, as well as spare parts and other consumables in the mining process. If the prices of steel, explosives, tires, petroleum products or other materials increase significantly or if the value of the U.S. dollar declines relative to foreign currencies with respect to certain imported supplies or other products, our operating expenses will increase, which could materially adversely impact our profitability. Additionally, a limited number of suppliers exist for certain supplies, such as explosives and tires, as well as certain mining equipment, and any of our suppliers may divert their products to buyers in other mines or industries or divert their raw materials to produce other products that have a higher profit margin. For example, we previously experienced a severe tire shortage in 2005 that lasted several years. This tire shortage increased the direct cost of tires and caused us to change our operating practices to increase tire life. Shortages in raw materials used in the manufacturing of supplies and mining equipment, which, in some cases, do not have ready substitutes, or the cancellation of our supply contracts under which we obtain these raw materials and other consumables, could limit our ability to obtain these supplies or equipment. As a result, we may not be able to acquire adequate replacements for these supplies or equipment on a cost-effective basis or at all, which could also materially increase our operating expenses or halt, disrupt or delay our production.

        Furthermore, operating expenses at our mining locations are sensitive to changes in certain variable costs, particularly diesel fuel prices, which is our largest variable cost after personnel costs. Our profitability depends on our ability to adequately control our costs, particularly with respect to diesel fuel. Historically, we have not entered into hedge or other arrangements to offset the market price volatility of diesel fuel prices. Any increase in the price we pay for diesel fuel will have a negative impact on our results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cost of Product Sold" in Item 7 and "Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risks" in Item 7A.

Changes in the fair value of derivative instruments that are not accounted for as a hedge could cause volatility in our earnings.

        From time to time, we may enter into certain derivative financial instruments to help manage our exposure to future coal prices, particularly export coal prices. Derivative financial instruments are recognized as either assets or liabilities and are measured at fair value. Changes in fair value are recognized either in earnings or equity, depending on whether the transaction qualifies for cash flow hedge accounting, and if so, how effective the derivatives are at offsetting price movements in the underlying exposure. To the extent these derivative financial instruments do not qualify for hedge accounting or we choose not to designate them for hedge accounting, we are required to record changes in the fair value of these derivative financial instruments in our Consolidated Statement of Operations, resulting in increased volatility in our income in future periods. In addition, to the extent that we hedge our exposure to future coal prices, we may be prevented from realizing the benefits of price increases.

Inaccuracies in our estimates of our coal reserves could result in decreased profitability from lower than expected revenues or higher than expected costs.

        We base our estimates of reserves on engineering, economic and geological data assembled and analyzed by our internal geologists and engineers, which are reviewed by an independent consultant every two years. Our estimates of proven and probable coal reserves as to both quantity and quality are updated annually to reflect the production of coal from the reserves, updated geological models and mining recovery data, the tonnage contained in new lease areas acquired and estimated costs of production and sales prices. There are numerous factors and assumptions inherent in estimating the quantities and qualities of, and costs to mine, coal reserves, any one of which may vary considerably from actual results. These factors and assumptions include:

  •
  coal characteristics such as Btu and sulfur content;

  •
  geological and mining conditions, which may not be fully identified by available exploration data and/or may differ from our experiences in areas where we currently mine;

  •
  future coal prices;

  •
  equipment and productivity;

  •
  operating costs, including for critical supplies such as fuel, tires and explosives;

  •
  capital expenditures and development and reclamation costs;

  •
  the percentage of coal ultimately recoverable;

  •
  the effects of regulation, including the issuance of required permits, and taxes, including severance and production taxes and royalties, and other payments to governmental agencies; and

  •
  timing for the development of the reserves.

        Any changes to the above factors and assumptions could cause our estimates of the quantities and qualities of economically recoverable coal to vary significantly. Changes to the above factors and assumptions could also materially impact how we classify our reserves based on risk of recovery and our estimates of future net cash flows expected from these properties. Actual production recovered from identified reserve areas and properties, and revenues and expenditures associated with our mining operations, may vary materially from estimates. Any inaccuracy in our proven and probable reserves estimates could result in decreased profitability from lower than expected revenues and/or higher than expected costs.

The majority of our coal sales contracts are forward sales contracts at fixed prices, which may not reflect favorable then-existing prices for coal or may affect our profitability if we cannot adequately control the costs of production for coal underlying such contracts.

        We have historically sold most of our coal under long-term coal sales agreements, which we generally define as contracts with a term of one to five years. For the year ended December 31, 2011 approximately 81% of our revenues were derived from coal sales that were made under long-term coal sales agreements. The prices for coal sold under these agreements are typically fixed for an agreed amount of time. Pricing in some of these contracts is subject to certain adjustments in later years or under certain circumstances, and may be below the current market price for similar type coal at any given time, depending on the time frame of the contract.

        As a consequence of the substantial volume of our forward sales, our ability to capitalize on near term rises in coal prices is limited. We have less coal available to sell under short-term contracts or on the spot market and we similarly have fewer tons to commit under long-term contracts at higher prices. Our ability to realize higher prices is also restricted if customers elect to purchase additional volumes of coal, which is allowable under some contracts, at contract prices that are lower than spot prices.

        Furthermore, to the extent our costs increase but pricing under our long-term coal sales contracts remains fixed, we may be unable to pass such increasing costs on to our customers. If we are unable to control our costs, our profitability may be negatively impacted, adversely affecting our results of operations.

Changes in purchasing patterns in the coal industry may make it difficult for us to enter into new contracts with customers, or do so on favorable terms, which could materially adversely affect our business and results of operations.

        In past years, we have experienced customers being less willing to enter into long-term coal sales contracts as they continue to adjust to increased price volatility, increased fungibility of coal products, frequently changing regulations and the increasing deregulation of their industry. In addition, the prices for coal in the spot market may be lower than the prices previously set under many of our long-term coal sales agreements. As our contracts with customers expire or are otherwise renegotiated, our customers may be less willing to extend or enter into new long-term coal sales agreements under their existing or similar pricing terms or our customers may decide to purchase fewer tons of coal than in the past.

        To the extent our customers shift away from long-term supply contracts, it will be more difficult to predict our future sales. As a result, we may not have a market for our future production at acceptable prices. The prices we receive in the spot market may be less than the contractual price an electric utility is willing to pay for a committed supply. Furthermore, spot market prices tend to be more volatile than contractual prices, which could result in decreased revenues and profitability.

We are exposed to counterparty risk with our customers, trading partners, financial institutions, and other parties with whom we conduct business.

        We face an increased risk that we do not receive payment for coal sold and delivered if the creditworthiness of any of our counterparties deteriorates or if any of our counterparties become subject to bankruptcy proceedings. The creditworthiness of these counterparties depends on any number of factors, including the economic volatility and tightening of credit markets, and deregulation of the U.S. utilities markets, allowing utilities to sell their power plants to their non-regulated affiliates or third parties that may have credit ratings that are below investment grade. Competition with other coal suppliers could cause us to extend credit to customers and on terms that could increase the risk of payment default.

        We have contracts to supply coal to energy trading and brokering companies, under which they purchase the coal for their own account or resell to domestic and foreign end users. If the creditworthiness of these energy trading and brokering companies declines, this would increase the risk that we may not be able to collect payment for all coal sold and delivered to or on behalf of those companies. Furthermore, if any of these companies seek to renegotiate or cancel sales of coal because of fluctuations in spot prices for coal, issues with their end users accepting the coal or other factors, we may be unable to sell previously anticipated volumes of coal at favorable prices or at all. We also enter into derivative financial instruments with a number of financial institutions. If one or more of these institutions were to default on its future obligation to us, our cash flows and results of operations would be negatively impacted.

        In certain circumstances we may be entitled to demand credit enhancements or withhold shipments of coal from these parties if we determine they are not creditworthy. However, these protections may be insufficient to cover our risks or could cause us to resell the coal on the spot market at unfavorable prices or not at all.

        We have significant cash balances, which we may invest from time to time in marketable securities issued by various counterparties including the U.S. government and U.S. government sponsored entities, municipal entities, financial institutions and other corporations. If any of these counterparties fail, we could lose the principal invested with such counterparties, which would materially adversely impact our business, liquidity, and results of operations.

Certain provisions in our coal sales contracts may provide limited protection during adverse economic conditions or may result in economic penalties or suspension upon a failure to meet contractual requirements.

        Price adjustment, "price reopener" and other similar provisions in our long-term supply contracts may reduce the protection from short-term coal price volatility traditionally provided by these contracts. Most of our domestic sales and some of our international contracts contain provisions that allow for the base price of our coal to be adjusted due to new statutes, ordinances or regulations that affect our costs related to performance. Because these provisions only apply to the base price of coal, these terms may provide only limited protection due to changes in regulations. Some of our domestic sales contracts also contain provisions that allow for the purchase price to be renegotiated at periodic intervals. A price re-opener provision is one in which either party can renegotiate the price of the contract, sometimes at pre-determined times. Index provisions allow for the adjustment of the price based on a fixed formula. These provisions may reduce the protection available under long-term contracts from short-term coal price volatility. Our international contracts typically contain a fixed price for the first year of the contract with future years' prices to be negotiated at a specific point in time. If the parties fail to satisfactorily negotiate a price, the contract could be terminated. Any adjustment or renegotiations leading to a significantly lower contract price, or a termination of the contract, could result in decreased revenues.

        Our domestic coal sales agreements typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party. As a result of the economic downturn, a greater than normal number of our customers in 2009 sought to reduce the amount of tons delivered to them under our coal sales agreements through contractual remedies, such as force majeure provisions. Our domestic coal sales agreements also typically allow our customers to suspend performance in the event that the railroad fails to provide its services due to circumstances that would constitute a force majeure. In addition, our international contracts generally contain a clause that requires us to pay the demurrage fee charged by the vessel for delays in shipping the coal on behalf of our foreign customers.

        Most of our coal sales agreements also contain provisions requiring us to deliver coal within certain ranges for specific coal characteristics, such as heat content, sulfur, ash and ash fusion temperature. Failure to meet these specifications can result in economic penalties, including price adjustments, suspension, rejection or cancellation of deliveries or termination of the contracts. A number of our contracts also contain clauses which, in some cases, may allow customers to terminate the contract in the event of certain changes in environmental laws and regulations.

Our ability to operate our business effectively could be impaired if we fail to attract and retain key personnel.

        Our ability to operate our business and implement our strategies depends, in part, on the continued contributions of our executive officers and other key employees. The loss of any of our key senior executives could have a material adverse effect on our business unless and until we find a qualified replacement. A limited number of persons exist with the requisite experience and skills to serve in our senior management positions. We may not be able to locate or employ qualified executives on acceptable terms and our failure to retain or attract qualified executives could have an adverse effect on our ability to operate our business.

        Efficient coal mining using modern techniques and equipment also requires skilled laborers in multiple disciplines such as electricians, equipment operators, mechanics, engineers and welders, among others. We have from time to time encountered shortages for these types of skilled labor and typically compete for such positions with other industries, including oil and gas. If we experience shortages of skilled labor in the future, our labor and overall productivity or costs could be materially adversely affected. In the future, we may utilize a greater number of external contractors for portions of our operations. The costs of these contractors have historically been higher than that of our employed laborers. If our labor and contractor prices increase, or if we experience materially increased health and benefit costs with respect to our employees, our results of operations could be materially adversely affected.

Our work force could become unionized in the future, which could negatively impact the stability of our production and materially reduce our profitability.

        All of our mines, other than the Decker mine, which we do not operate, are operated by non-union employees. Our employees have the right at any time under the National Labor Relations Act to form or affiliate with a union, and in the past, unions have conducted limited organizing activities in this regard. If our employees choose to form or affiliate with a union and the terms of a union collective bargaining agreement are significantly different from our current compensation and job assignment arrangements with our employees, these arrangements could negatively impact the stability of our production and materially reduce our profitability. In addition, even if our managed operations remain non-union, our business may still be adversely affected by work stoppages at unionized companies or unionized transportation and service providers.

        We hold a 50% non-operating interest in the Decker mine, which has union members. These union-represented employees could strike, which could adversely affect production at the Decker mine, increase its costs and disrupt shipments of coal from the Decker mine to its customers, all of which could materially adversely affect its results and the value of our investment in the Decker joint venture.

Terrorist attacks and threats, escalation of military activity in response to these attacks or acts of war may materially adversely affect our business and results of operations.

        Terrorist attacks and threats, escalation of military activity or acts of war may have significant effects on general economic conditions, fluctuations in consumer confidence and spending and market liquidity, each of which could negatively impact our business. Furthermore, any such acts which directly affect our customers and their business may have negative consequences to our own operations. Strategic targets such as energy-related assets and transportation assets may be at greater risk of future terrorist attacks than other targets in the U.S. Disruption or significant increases in energy prices could result in government-imposed price controls. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business and results of operations, including from delays or losses in transportation, decreased sales of our coal or extended collections from customers that are unable to timely pay us in accordance with the terms of their supply agreement.

We face the risk of systems failures as well as security risks, including "hacking."

        The computer systems and network infrastructure we and others use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of our third-party service providers. Our operations are dependent upon our ability to protect computer equipment against damage from fire, power loss or telecommunication failure. Any damage or failure that causes an interruption in our operations could adversely affect our business. In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our results of operations and financial condition and prevent us from fulfilling our financial obligations.

        At December 31, 2011, we had $600 million of senior notes outstanding and approximately $294.9 million of other long-term obligations incurred in connection with land acquisitions and federal coal lease payments. In addition, at December 31, 2011, $10.5 million of capacity under our $500 million revolving credit facility was being used for letters of credit securing our reclamation obligations reducing the capacity under the revolving credit facility to $489.5 million. Our outstanding indebtedness could have important consequences such as:

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

        We may incur substantially more debt in the future. If our indebtedness is further increased, the related risks that we now face, including those described above, could increase. Moreover, these risks also apply to certain of CPE Resources's domestic restricted subsidiaries that are guarantors of CPE Resources's indebtedness and may apply to CPE Inc. directly if CPE Inc. becomes a guarantor of CPE Resources's debt in the future. In addition to the principal repayments on outstanding debt, we have other demands on our cash resources, including significant maintenance and other capital expenditures, including LBAs, and operating expenses, as well as required payments under the Tax Receivable Agreement (See "Risk Factors—Other Risks Related to Our Corporate Structure and Common Stock"). Our ability to pay our debt depends upon our operating performance. In particular, economic conditions could cause revenues to decline, and hamper our ability to repay indebtedness. If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our debt, sell assets, limit certain capital expenditures, including LBAs, or reduce spending or we may be required to issue equity. We may not be able to, at any given time, refinance our debt or sell assets and we may not be able to, at any given time, issue equity, in either case on acceptable terms or at all.

If we are unable to comply with the covenants or restrictions contained in our debt instruments, the lenders could declare all amounts outstanding under those instruments to be due and payable, which could materially adversely affect our financial condition.

        Our debt instruments include covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, pay dividends or make other restricted payments, create liens on assets, make investments, loans or advances, make acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates. The debt instruments also require compliance with various financial covenants. Because CPE Resources (which entered into the debt instruments) is our only direct operating subsidiary, complying with these restrictions and covenants may prevent us from taking actions that we believe would help us to grow our business. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities.

        A failure to comply with any of these restrictions or covenants could have serious consequences to our financial condition or result in a default under those debt instruments and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these debt instruments and to foreclose upon any collateral securing the debt. Furthermore, an event of default or an acceleration under one of our debt instruments could also cause a cross-default or cross-acceleration of another debt instrument or contractual obligation, which would adversely impact our liquidity. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. We may not be granted waivers or amendments to these debt instruments if for any reason we are unable to comply with these debt instruments, and we may not be able to refinance our debt on terms acceptable to us, or at all.

Provisions in our debt instruments could discourage an acquisition of us by a third party.

        Upon the occurrence of certain transactions constituting a "change in control" as defined in the indenture, holders of the senior notes have the right to require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. Furthermore, a "change in control" as defined in our credit facility is considered an event of default. These provisions could make it more difficult or more expensive for a third party to acquire us even where the acquisition could be beneficial to our stockholders.

Other Risks Related to Our Corporate Structure and Common Stock

We are required to pay RTEA for most of the tax benefits we may claim as a result of the tax basis step-up we received in connection with the IPO, related IPO structuring transactions and Secondary Offering. In certain cases, payments to RTEA may be accelerated or exceed our actual cash tax savings. These provisions may deter a change in control of our company.

        In connection with the IPO and the acquisition of our membership units of CPE Resources, we entered into the Tax Receivable Agreement with RTEA that requires us to pay to RTEA 85% of the amount of cash tax savings, if any, that we realize as a result of the increases in tax basis that we obtained in connection with the initial acquisition of our interest in CPE Resources, our subsequent acquisition of RTEA's remaining units in CPE Resources, as well as payments made by us under the Tax Receivable Agreement. Due to the size of the increases in the tax basis of our share of CPE Resources's tangible and intangible assets, as well as the increase in our basis in the equity of CPE Resources's subsidiaries and assets held by those subsidiaries, we expect to make substantial payments to RTEA under the Tax Receivable Agreement. As a result of our 2010 acquisition of RTEA's remaining units in CPE Resources, we received a further step-up in our tax basis and, accordingly, our obligations under the Tax Receivable Agreement to pay RTEA 85% of any benefits we receive as a result of such further step-up significantly increased. Our obligation may further increase if there are changes in law, including the increase of current corporate income tax rates. The payment obligations under the Tax Receivable Agreement are not conditioned upon RTEA's or its affiliate's ownership of an interest in CPE Resources or our available cash resources. Based on the tax basis of our assets as of December 31, 2011 and CPE Resources's operating plan, the future payments under the Tax Receivable Agreement are estimated to be approximately $170.6 million in the aggregate and are estimated to be payable over the next 32 years. This estimate is based on assumptions related to our business that could change, and the actual payments could differ materially from this estimate. Payments would be greater if we generate income significantly in excess of the amounts used in our operating plan, for example, because we acquire additional coal assets beyond our existing coal reserve base, and as a result, we realize the full tax benefit of such increased tax basis (or an increased portion thereof).

        Certain changes in control require us to make payments to RTEA, which could exceed our actual cash savings and could require us to provide credit support.    If we undergo a change in control other than a change in control caused by RTEA and we do not otherwise elect to terminate the Tax Receivable Agreement as discussed below, payments to RTEA under the Tax Receivable Agreement will continue on a yearly basis but will be based on an agreed upon set of assumptions. In this case, our assumed cash tax savings, and consequently our payments due under the Tax Receivable Agreement, could exceed our actual cash tax savings each year by material amounts. If we undergo such a change in control and our credit rating is impaired, we will be required to obtain credit support with regard to all remaining payments under the agreement. The change in control provisions may deter a potential sale of our company to a third party and may otherwise make it less likely a third party would enter into a change in control transaction with us.

        Certain asset transfers outside the ordinary course of our business may require us to make additional or accelerated payments under the Tax Receivable Agreement. In addition to our obligations to make payments to RTEA with respect to our actual cash tax savings, if CPE Resources sells any asset with a gross value greater than $10 million outside the ordinary course of its business in a wholly or partially taxable transaction, we will be required to make yearly payments to RTEA equal to RTEA's deemed cost of financing its accelerated tax liabilities with respect to such sale, and after such asset sales, we will be required to make certain adjustments to the calculation of our actual cash tax savings for taxable years following sales. These adjustments could result in an acceleration of our obligations under the Tax Receivable Agreement. In addition, our debt instruments contain limitations on CPE Resources's ability to make distributions, which could affect our ability to meet these payment obligations. These limitations on CPE Resources's ability to make distributions may limit our ability to engage in certain taxable asset sales or dispositions outside the ordinary course of our business.

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

Our previous separation from Rio Tinto could subject us and our stockholders to any number of risks and uncertainties.

        Prior to the IPO in November 2009, we were an indirectly held, wholly-owned subsidiary of Rio Tinto. As a result, the CPE Inc. directors at that time owed a fiduciary duty solely to Rio Tinto in its capacity as the sole owner of CPE Inc. and did not owe a fiduciary duty to our post-IPO stockholders. Upon the effectiveness of the IPO in November 2009, Rio Tinto's ownership of CPE Inc. was terminated and, as of that date, those directors no longer owe a fiduciary duty to Rio Tinto.

        Our historical financial information for all periods prior to the IPO included in this Form 10-K was derived from the consolidated financial statements of Rio Tinto and also includes allocations of certain general and administrative costs and Rio Tinto's headquarters costs. These expenses are estimates and were based on what we and Rio Tinto considered to be reasonable allocations of the historical costs incurred by Rio Tinto to provide these services required in support of our business. As a separate, stand-alone public company, our cost structure is different and is not reflective of our financial position, results of operations or cash flows or costs had we been a separate, stand-alone public company during all of the periods presented.

        Furthermore, we entered into various agreements with Rio Tinto and its affiliates in connection with the IPO and separation from Rio Tinto. CPE Resources agreed to indemnify Rio Tinto for certain losses pursuant to these agreements. Because these agreements were entered into while we were part of Rio Tinto, some of the terms of these agreements are likely less favorable to us than similar agreements negotiated between unaffiliated third parties. Third parties may also seek to hold us responsible for liabilities of Rio Tinto that we did not assume in connection with the IPO and for which Rio Tinto agreed to indemnify us, including liabilities related to the Jacobs Ranch and Colowyo mines, as well as the uranium mining venture that we do not own. If those liabilities are significant and we are ultimately held liable for them, we may not be able to recover the full amount of our losses from Rio Tinto. Refer to the applicable exhibits listed in Item 15 of this Form 10-K for the complete terms and conditions of the principal outstanding agreements with Rio Tinto entered into in connection with our 2009 IPO.

If we are unable to maintain effective internal controls, our operating results and financial condition could be harmed.

        In 2009, as a new public company, we identified previously disclosed material weaknesses in our internal control over financial reporting. Such material weaknesses were remediated; however, we continue to be subject to a number of requirements as a public company, including the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and the listing standards of New York Stock Exchange. These requirements have placed significant demands on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things that we maintain effective disclosure controls and procedures and internal control over financial reporting, and also requires that our internal control over financial reporting be assessed by management and, for CPE Inc., attested to by our auditors as of December 31 of each year. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, our management's attention might be diverted from other business concerns, which could have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, if we experience a material weakness, investors could lose confidence in our financial reporting, particularly if such weakness results in a restatement of our financial results, and our stock price could decline.

CPE Inc. is a holding company with no direct operations of its own and depends on distributions from CPE Resources to meet its ongoing obligations.

        CPE Inc. is a holding company with no direct operations of its own and has no independent ability to generate revenue. Consequently, its ability to obtain operating funds depends upon distributions from CPE Resources and payments under the management services agreement. Pursuant to its management services agreement, CPE Resources makes payments to CPE Inc. in the form of a management fee and cost reimbursements to fund CPE Inc.'s day-to-day operating expenses, such as payroll for its officers. However, if CPE Resources cannot make the payments pursuant to the management services agreement, CPE Inc. may be unable to cover these expenses.

        The distribution of cash flows by CPE Resources to CPE Inc. is subject to statutory restrictions under the Delaware Limited Liability Company Act and contractual restrictions under CPE Resources's debt instruments that may limit the ability of CPE Resources to make distributions. In addition, any distributions and payments of fees or costs are subject to CPE Resources's financial condition.

        As the sole member of CPE Resources, CPE Inc. incurs income taxes on any net taxable income of CPE Resources. The debt instruments allow CPE Resources to distribute cash in amounts sufficient for CPE Inc. to pay its tax liabilities payable to any governmental entity, and, in the ordinary course of business, CPE Inc.'s obligations under the Tax Receivable Agreement, if any. To the extent CPE Inc. needs funds for any other purpose, and CPE Resources is unable to provide such funds for any reason, it could have a material adverse effect on our business, financial condition, results of operations or prospects.

Our stock price could be volatile and could decline for a variety of reasons, resulting in a substantial loss on your investment and negatively impacting our ability to raise equity capital in the future.

        Significant price fluctuations in CPE Inc.'s common stock could result from a variety of factors, including, among other things, actual or anticipated fluctuations in our operating results or financial condition, new laws or regulations or new interpretations of existing laws or regulations impacting our business or our customers' businesses, sales of CPE Inc.'s common stock by our stockholders or by us, a downgrade or cessation in coverage from one or more of our analysts, broad market fluctuations and general economic conditions and any other factors described in this "Risk Factors" section of this Form 10-K.

        A decline in the trading price of CPE Inc.'s common stock due to any future sales of stock or the issuance or exercise of equity-based awards under our Long Term Incentive Plan or sales to cover taxes owed upon vesting of awards, or due to other factors might impede our ability to raise capital through the issuance of additional shares of CPE Inc.'s common stock or other equity securities and may cause you to lose part or all of your investment in our shares of common stock.

Anti-takeover provisions in our charter documents and other aspects of our structure may discourage, delay or prevent a change in control of our company and may adversely affect the trading price of CPE Inc.'s common stock.

        Certain provisions in CPE Inc.'s amended and restated certificate of incorporation and amended and restated bylaws and other aspects of our structure may discourage, delay or prevent a change in our management or a change in control over us that stockholders may consider favorable. Among other things, CPE Inc.'s amended and restated certificate of incorporation and amended and restated bylaws:

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

Coal Reserves

        As of December 31, 2011, we controlled approximately 1.37 billion tons of proven and probable coal reserves. All of our proven and probable reserves are classified as thermal coal.

        The following table summarizes the tonnage of our coal reserves that is classified as proven or probable, and assigned, as well as our property interest, as of December 31, 2011:

Mine	Proven Preserves	Probable Reserves	Total Proven & Probable Reserves	Assigned Reserves	Reserves Owned	Reserves Leased
	(nearest million, in tons)			(%)	(nearest million, in tons)
Antelope	519	164	683	100	—	683
Cordero Rojo	274	96	370	100	61	309
Spring Creek	286	25	311	100	—	311
Decker(1)	3	—	3	100	—	3

Total	1,082	285	1,367		61	1,306

(1)
Based on our 50% non-operating interest.

        The following table provides the "quality" (average sulfur content and average Btu per pound) of our coal reserves as of December 31, 2011:

Mine	Total Proven & Probable Reserves	Average Btu per lb(1)	Average Sulfur Content	Average Sulfur Content
	(nearest million, in tons)		%	(lbs SO2/mmBtu)
Antelope	683	8,875	0.23	0.52
Cordero Rojo	370	8,425	0.29	0.69
Spring Creek	311	9,350	0.33	0.71
Decker(2)	3	9,450	0.41	0.87

Total	1,367

(1)
Average Btu per pound includes weight of moisture in the coal on an as-sold basis.

(2)
Based on our 50% non-operating interest.

        We also control certain coal deposits that are contiguous to or near our primary reserve bases. The tons in these deposits are classified as non-reserve coal deposits and are not included in our reported reserves. These non-reserve coal deposits are located at our Cordero Rojo and Spring Creek mines and were 160 million tons and 29 million tons, respectively.

        Our reserve and non-reserve coal deposit estimates as of December 31, 2011 were prepared by our staff of geologists and engineers, who has extensive experience in PRB coal. These individuals are responsible for collecting and analyzing geologic data within and adjacent to leases controlled by us.

Our current policy is to have our reserve calculations reviewed by an independent consultant every two years, which review was last performed for the year ended December 31, 2010.

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

Reserve Acquisition Process

        Since our inception, we have focused on growth through, among other things, the federal competitive leasing process, including the LBA process, and we continue to identify federal coal leasing opportunities. For example, in 2011 we acquired 383 million tons of reserves in two federal coal leases for our Antelope mine. Similarly, in 2008 and 2009 we acquired an additional 209 million tons of reserves in two federal coal leases for our Cordero Rojo mine.

        We acquire a significant portion of our coal through the LBA process, and as a result, substantially all of our coal is held under federal leases. Under this process, before a mining company can obtain a new federal coal lease, the company must nominate a coal tract for lease and then win the lease through a competitive bidding process. The LBA process can last anywhere from two to five years from the time the coal tract is nominated to the time a final bid is accepted by the BLM. After the LBA is awarded, the company then conducts the necessary testing to determine what amount can be classified as reserves and begins the process to permit the coal for mining, which generally takes another two to five years. Third-party legal challenges, such as legal challenges filed against the BLM and the Secretary of the Interior by environmental groups with respect to the LBA process in the PRB, including the West Antelope II LBA, may result in delays and other adverse impacts on the LBA process.

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

        The BLM also allows for small tracts of coal to be acquired through the LBM leasing process. An LBM is a non-competitive leasing process and is used in circumstances where a lessee is seeking to modify an existing federal coal lease by adding less than 960 acres in a configuration that is deemed non-competitive to other coal operators. For example, in June 2010, we entered into a modified coal lease with the BLM through the LBM process to add approximately 48 million tons of proven and probable reserves to one of the Spring Creek mine's existing federal coal leases.

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

        After the environmental analysis or EIS has been issued and a recommendation has been published that supports the lease sale of the LBA tract, the BLM schedules a public competitive lease sale. The BLM prepares an internal estimate of the fair market value of the coal that is based on its economic analysis and comparable sales analysis. Prior to the lease sale, companies interested in acquiring the lease must send sealed bids to the BLM. The bid amounts for the lease are payable in five annual installments, with the first 20% installment due when the mining operator submits its initial bid for an LBA. Before the lease is approved by the BLM, the company must first furnish to the BLM an initial rental payment for the first year of rent along with either a bond for the next 20% annual installment payment for the bid amount, or an application for history of timely payment, in which case the BLM may waive the bond requirement if the company successfully meets all the qualifications of a timely payor. The bids are opened at the lease sale. If the BLM decides to grant a lease, the lease is awarded to the company that submitted the highest total bid meeting or exceeding the BLM's fair market value estimate, which is not published. The BLM, however, is not required to grant a lease even if it determines that a bid meeting or exceeding the fair market value of the coal has been submitted. The winning bidder must also submit a report setting forth the nature and extent of its coal holdings to the U.S. Department of Justice for a 30-day antitrust review of the lease. If the successful bidder was not the initial applicant, the BLM will refund the initial applicant certain fees it paid in connection with the application process, for example the fees associated with the environmental analysis or EIS, and the winning bidder will bear those costs. Coal awarded through the LBA process and subject to federal leases are administered by the U.S. Department of Interior under the Federal Coal Leasing Amendment Act of 1976. Once the BLM has issued a lease, the company must next complete the permitting process before it can mine the coal. See "—Environmental and Other Regulatory Matters—Mining Permits and Approvals."

        The federal coal leasing process is designed to be a public process, giving stakeholders and other interested parties opportunities to comment on the BLM's proposed and final actions and allow third-party comments. Because of this, third parties, including non-governmental organizations, can challenge the BLM's actions, which may delay the leasing process. If these challenges prove successful or are litigated for a prolonged period of time, a coal company's ability to bid on or acquire a new coal lease could be significantly delayed, or could cause the BLM to not offer a lease for bid at all. For example, environmental organizations filed legal challenges against the BLM's findings on the final EIS and other matters associated with the West Antelope II LBA, which was nominated by our Antelope mine. These challenges create some uncertainty with respect to the timing of LBA bids and lease acquisitions and may ultimately delay the leasing process or prevent mining operations. Even after a lease has been issued and a successful bidder has paid installment money to the BLM, legal challenges may still seek to delay or prevent mining operations. It is possible that subsequent EISs for other mines in the PRB currently underway but not yet final could be similarly challenged. There also exists the possibility of similar challenges to the permitting and licensing process, which is also a public process designed to allow public comments.

        Each of our federal coal leases has an initial term of 20 years, renewable for subsequent 10-year periods and for so long thereafter as coal is produced in commercial quantities. The lease requires diligent development within the first ten years of the lease award with a required coal extraction of 1% of the total coal under the lease by the end of that 10-year period. At the end of the 10-year development period, the lessee is required to maintain continuous operations, as defined in the applicable leasing regulations. In certain cases, a lessee may combine contiguous leases into an LMU. This allows the production of coal from any of the leases within the LMU to be used to meet the continuous operation requirements for the entire LMU. We currently have an LMU for our Antelope mine. We pay to the federal government an annual rent of $3.00 per acre and production royalties of 12.5% of gross revenues on surface mined coal. The federal government remits approximately 50% of the production royalty payments to the state after deducting administrative expenses. Some of our mines are also subject to coal leases with the states of Montana or Wyoming, as applicable, and have different terms and conditions that we must adhere to in a similar way to our federal leases. Under these federal and state leases, if the leased coal is not diligently developed during the initial 10-year development period or if certain other terms of the leases are not complied with, including the requirement to produce a minimum quantity of coal or pay a minimum production royalty, if applicable, the BLM or the applicable state regulatory agency can terminate the lease prior to the expiration of its term.

        Most of the coal we lease from the United States comes from "split estate" lands in which one party, typically the federal government, owns the coal and a private party owns the surface. In order to mine the coal we acquire through the LBA process, we must also acquire rights to mine from certain owners of the surface lands overlying the coal. Certain federal regulations provide a specific class of surface owners, QSOs, with the ability to prohibit the BLM from leasing its coal. For example, in connection with a pending LBA tract that we nominated for our Cordero Rojo mine, the BLM indicated that certain surface owners satisfy the regulatory definition of QSO. If the land overlying a coal tract is owned by a QSO, federal laws prohibit us from leasing the coal tract without first securing surface rights to the land, or purchasing the surface rights from the QSO, which would allow us to conduct our mining operations. Furthermore, the state permitting process requires us to demonstrate surface owner consent for split estate lands before the state will issue a permit to mine coal. This consent is separate from the QSO consent required before leasing federal coal. The right of QSOs and certain other surface owners allows them to exercise significant influence over negotiations and prices to acquire surface rights and can delay the federal coal lease or permitting processes or ultimately prevent the acquisition of the federal coal lease or permit over that land entirely. There are QSOs that own land adjacent to or near our existing mines that may be attractive acquisition candidates for us. Typically, we seek to purchase the land overlying our coal or enter into option agreements granting us an option to purchase the land upon acquiring a federal coal lease. We own substantially all of the land over our reserves. We may not own or control the land over our non-reserve coal deposits, which would be required before these non-reserve coal deposits could be classified as reserves and mined.

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

Office Space

        Our corporate headquarters is located in Gillette, Wyoming, where we own approximately 32,000 square feet of office space. In addition, we lease approximately 7,500 square feet of additional office space in Gillette, Wyoming, under two annual leases expiring on June 30, 2012 and May 31, 2012, and we lease approximately 28,100 square feet of office space in Broomfield, Colorado under a lease that expires in February 2021. As of December 31, 2011, all of our long-lived assets were located in the U.S. See Note 15 of Notes to Consolidated Financial Statements in Item 8.

Item 3.    Legal Proceedings.

Caballo Coal Company Litigation—Spring Creek

        On September 16, 2009, Caballo Coal Company ("Caballo"), a subsidiary of Peabody Energy Corporation, commenced an action in Wyoming state court against Spring Creek Coal Company ("Spring Creek"), our wholly-owned subsidiary, asserting that Spring Creek repudiated its allegedly remaining obligation under a 1987 agreement to purchase an additional approximately 1.6 million tons of coal, for which it seeks unspecified damages. Spring Creek believes that it has meritorious defenses to the claim, including that Caballo breached the agreement by failing to make required deliveries in 2006 and 2007. Spring Creek also believes that it has meritorious counterclaims against Caballo. Settlement negotiations occurred for which an estimated range of immaterial results has been established in management's judgment. Settlement discussions are currently pending, and the parties have reached an understanding in principle to resolve this litigation with no material impact in management's judgment. Any final settlement remains subject to negotiation and execution of a definitive settlement agreement. If the pending settlement negotiations are not successful and the parties fail to enter a definitive settlement agreement and if the case is determined in an adverse manner to us, the payment of any judgment could be material to our results of operations.

Other Legal Proceedings

        We are involved in other legal proceedings arising in the ordinary course of business and may become involved in additional proceedings from time to time. We believe that there are no other legal proceedings pending that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or an accrual within a particular fiscal period may adversely impact our results of operations for that period. In addition to claims and lawsuits against us, our LBAs, permits and other industry regulatory processes and approvals may also be subject to legal challenges that may adversely impact our mining operations and results. For example, the leases we acquired for the West Antelope II LBAs are subject to pending legal challenges filed against the BLM and the Secretary of the Interior by environmental organizations.

Item 4.    Mine Safety Disclosures

        The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-K.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

        CPE Inc.'s common stock, $0.01 par value, has traded on the New York Stock Exchange under the symbol "CLD" since November 20, 2009. Prior to November 20, 2009, there was no public market for CPE Inc.'s common stock.

        The following table sets forth the high and low closing sales prices of CPE Inc.'s common stock, as reported by the NYSE, for each of the periods listed.

	High	Low
Fiscal 2011
First Quarter 2011	$24.18	$19.84
Second Quarter 2011	$21.88	$19.07
Third Quarter 2011	$23.28	$16.95
Fourth Quarter 2011	$24.02	$16.29
Fiscal 2010
First Quarter 2010	$16.84	$13.51
Second Quarter 2010	$17.15	$13.26
Third Quarter 2010	$18.37	$13.20
Fourth Quarter 2010	$23.23	$17.05
Fiscal 2009
(commencing November 20, 2009)	$15.04	$12.69

        As of the close of business on January 31, 2012, we had 1,351 holders of record of CPE Inc.'s common stock.

Dividend Policy

        We have not historically paid, and we do not anticipate that we will pay in the near term, cash dividends on CPE Inc.'s common stock. Any determination to pay dividends to holders of CPE Inc.'s common stock in the future will be at the discretion of our Board of Directors and will depend on many factors, including our financial condition; results of operations; general business conditions; contractual restrictions, including those under our debt instruments; capital requirements; business prospects; restrictions on the payment of dividends under Delaware Law; and any other factors our Board of Directors deems relevant. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes and—Senior Secured Revolving Credit Facility."

Stock Performance Graph

        The following performance graph compares the cumulative total return on CPE Inc.'s common stock with the cumulative total return of the following indices: (i) the Standard & Poor's ("S&P") MidCap 400 stock index and (ii) the Custom Composite Index comprised of Alpha Natural Resources, Inc., Arch Coal, Inc., CONSOL Energy, Inc., and Peabody Energy Corp. The graph assumes that you invested $100 in CPE Inc.'s common stock and in each index at the closing price on November 20, 2009, that all dividends were reinvested and that you continued to hold your investment through December 31, 2011. In January 2011, Alpha Natural Resources, Inc. and Massey Energy Company announced they signed a definitive agreement under which Alpha Natural Resources would acquire all outstanding shares of Massey Energy Company common stock. That transaction was completed in mid-2011.

        These indices are included for comparative purposes only and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of CPE Inc.'s common stock.

Company/Market/ Peer Group	Nov-09	Dec-09	Mar-10	Jun-10	Sep-10	Dec-10	Mar-11	Jun-11	Sep-11	Dec-11
CPE Inc.	$100.00	$98.11	$112.13	$89.35	$122.97	$156.53	$145.48	$143.53	$114.21	$130.18
S&P MidCap 400 Index	$100.00	$105.90	$115.52	$104.46	$118.16	$134.11	$146.66	$145.58	$116.65	$131.77
Custom Composite	$100.00	$103.29	$102.51	$82.59	$100.25	$134.04	$145.13	$119.65	$69.58	$72.75

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

        We have derived the historical consolidated financial data as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 from our audited consolidated financial statements included in Item 8 of this report. We have derived the historical consolidated balance sheet data as of December 31, 2009 from our audited consolidated financial statements not included in this report. We have derived the historical consolidated balance sheet data as of December 31, 2008 and 2007 and the historical consolidated statement of operations data for the years ended December 31, 2008 and 2007 from the audited consolidated financial statements of RTEA not included in this report.

        Our historical financial information for all periods prior to the IPO included in this Form 10-K was derived from the consolidated financial statements of Rio Tinto and also includes allocations of certain general and administrative costs and Rio Tinto's headquarters costs. These expenses are estimates and were based on what we and Rio Tinto considered to be reasonable allocations of the historical costs incurred by Rio Tinto to provide these services required in support of our business. As a separate, stand-alone public company, our cost structure is different; accordingly, our historical consolidated financial information is not necessarily reflective of our financial position, results of operations or cash flows or costs had we been a separate, stand-alone public company during all of the periods presented.

Selected Consolidated Financial and Other Data

	Year Ended December 31,
CPE Inc.	2011	2010	2009	2008	2007
	(in millions, except per share amounts)
Statement of Operations Data
Revenues	$1,553.7	$1,370.8	$1,398.2	$1,239.7	$1,053.2
Operating income(1)	250.5	211.9	255.0	124.9	102.7
Income from continuing operations	189.8	117.2	182.5	88.3	53.8
Income (loss) from discontinued operations(2)	—	—	211.1	(25.2)	(21.5)
Net income	189.8	117.2	393.6	63.1	32.3
Amounts attributable to controlling interest(3)
Income from continuing operations	189.8	33.7	170.6	88.3	53.8
Income (loss) from discontinued operations(2)	—	—	211.1	(25.2)	(21.5)
Net income	189.8	33.7	381.7	63.1	32.3
Earnings per share attributable to controlling interest—basic(3)(4)(8)
Income from continuing operations	$3.16	$1.06	$3.01	$1.47	$0.90
Income (loss) from discontinued operations(2)	$—	$—	$3.73	$(0.42)	$(0.36)
Net income	$3.16	$1.06	$6.74	$1.05	$0.54
Earnings per share attributable to controlling interest—diluted(3)(4)(8)
Income from continuing operations	$3.13	$1.06	$2.97	$1.47	$0.90
Income (loss) from discontinued operations(2)	$—	$—	$3.52	$(0.42)	$(0.36)
Net income	$3.13	$1.06	$6.49	$1.05	$0.54

	December 31,
	2011	2010	2009	2008	2007
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$404.2	$340.1	$268.3	$15.9	$23.6
Investments in marketable securities	75.2	—	—	—	—
Property, plant and equipment, net	1,350.1	1,008.3	987.1	927.9	719.7
Assets of continuing operations(2)	2,319.3	1,915.1	1,677.6	1,198.0	1,059.4
Total assets	2,319.3	1,915.1	1,677.6	1,785.2	1,781.2
Long-term debt	596.1	595.7	595.3	—	500.6
Federal coal leases obligations	288.3	118.3	169.1	206.3	67.6
Liabilities of continuing operations(2)	1,568.9	1,383.9	1,232.1	672.8	1,176.2
Total liabilities	1,568.9	1,383.9	1,232.1	800.0	1,446.2
Controlling interest equity(3)	750.4	531.2	252.9	985.2	335.0
Noncontrolling interest equity(3)	—	—	192.6	—	—

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions)
Other Data
Adjusted EBITDA(7)	$351.7	$322.7	$320.6	$207.2	$159.8
Adjusted EPS(7)	$2.47	$1.74	$2.48	$1.06	$0.46
Asian export tons	4.7	3.3	1.6	0.7	0.1
Tons sold—company owned and operated mines(5)	95.6	93.7	90.9	93.7	90.7
Tons sold—Decker mine(6)	1.5	1.5	2.3	3.3	3.5
Tons purchased and resold	1.6	1.7	10.1	8.1	8.1
Total tons sold	98.7	96.9	103.3	105.1	102.3
Ratio of earnings to fixed charges—see Exhibit 12.1	3.0	2.7	11.9	5.0	2.6

(1)
For the year ended December 31, 2007, operating income reflects an $18.3 million asset impairment charge related to an abandoned ERP systems implementation. The ERP systems implementation was a worldwide Rio Tinto initiative designed to align processes, procedures, practices, and reporting across all Rio Tinto business units. The implementation was abandoned in connection with Rio Tinto's actions to divest our business.

(2)
Discontinued operations includes the operations, net of related income taxes, of the Colowyo coal mine, the Jacobs Ranch coal mine, and the uranium mining venture, which RTEA disposed of prior to the IPO. For the year ended December 31, 2009, discontinued operations includes the $264.8 million pretax gain on sale of the Jacobs Ranch coal mine. Assets and liabilities of continuing operations exclude balances associated with discontinued operations. See Note 4 of Notes to Consolidated Financial Statements in Item 8.

(3)
For periods prior to the IPO, income or loss attributable to controlling interest reflects income or loss attributable to RTEA as the former parent company, and includes 100% of income or loss from CPE Resources and its subsidiaries. For the period following the IPO up to the Secondary Offering, income or loss attributable to controlling interest reflects our interest in CPE Resources and its subsidiaries. Noncontrolling interest equity at December 31, 2009 reflects the interest in CPE Resources held by RTEA and an affiliate of RTEA. As of December 31, 2010, as a result of the Secondary Offering completed in December 2010, CPE Resources is a wholly-owned subsidiary of CPE Inc.

(4)
Earnings per share for periods prior to the IPO assumes 60,000,000 outstanding shares, which is the number of shares of common stock that our predecessor, RTEA, would have been required to have outstanding in prior periods based on the capital structure of CPE Inc., which required a one-to-one ratio between the number of shares of common stock outstanding and the number of common membership units in CPE Resources held by CPE Inc. See Note 19 of Notes to Consolidated Financial Statements in Item 8.

(5)
Inclusive of Asian export tons.

(6)
Based on our 50% non-operating interest.

(7)
EBITDA, Adjusted EBITDA and Adjusted EPS are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles in the U.S. ("U.S. GAAP"). A quantitative reconciliation of Adjusted EBITDA to income from continuing operations, or net income, as applicable, and Adjusted EPS to EPS (as defined below) is found in the tables below.

  EBITDA represents income from continuing operations, or net income, as applicable, before (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, (4) amortization, and (5) accretion. Adjusted EBITDA represents EBITDA as further adjusted to exclude specifically identified items that management believes do not directly reflect our core operations. For the periods presented herein, the specifically identified items are the income statement amounts for: (1) the Tax Receivable Agreement including tax impacts of the IPO and Secondary Offering, (2) marked-to-market adjustments for derivative financial instruments, and (3) a significant broker contract that expired in the first quarter of 2010.

  Adjusted EPS represents diluted earnings (loss) per share from continuing operations attributable to controlling interest or diluted earnings (loss) per share attributable to controlling interest from continuing operations, as applicable ("EPS"), adjusted to exclude the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA as described above, adjusted at the statutory rate of 36%.

  Adjusted EBITDA is an additional tool intended to assist our management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items that management believes do not directly reflect our core operations. Adjusted EBITDA is a metric intended to assist management in evaluating operating performance, comparing performance across periods, planning and forecasting future business operations and helping determine levels of operating and capital investments. Period-to-period comparisons of Adjusted EBITDA are intended to help our management identify and assess additional trends potentially impacting our company that may not be shown solely by period-to-period comparisons of income from continuing operations. Adjusted EBITDA is also used as part of our incentive compensation program for our executive officers and others.

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

  Our management recognizes that using Adjusted EBITDA and Adjusted EPS as performance measures has inherent limitations as compared to income from continuing operations, net income, EPS or other U.S. GAAP financial measures, as these non-GAAP measures exclude certain items, including items that are recurring in nature, which may be meaningful to investors. Adjusted EBITDA excludes interest expense and interest income; however, as we have historically borrowed money in order to finance transactions and operations, and have invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and influence our ability to generate revenue and returns for stockholders. Adjusted EBITDA excludes depreciation and depletion and amortization; however, as we use capital and intangible assets to generate revenues, depreciation, depletion and amortization are necessary elements of our costs and ability to generate revenue. Adjusted EBITDA also excludes accretion expense; however, as we are legally obligated to pay for costs associated with the reclamation and closure of our mine sites, the periodic accretion expense relating to these reclamation costs is a necessary element of our costs and ability to generate revenue. Adjusted EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. Adjusted EBITDA and Adjusted EPS exclude the tax impacts of the IPO and Secondary Offering; however, this represents our current estimate of payments we will be required to make to Rio Tinto under our Tax Receivable Agreement and changes to the realizability of our deferred tax assets based on changes in our estimated future taxable income. Adjusted EBITDA and Adjusted EPS exclude marked-to-market adjustments on our derivative financial instruments; however, gains and/or losses will be realized when the derivative financial instruments are settled. Finally, Adjusted EBITDA and Adjusted EPS exclude income statement amounts attributable to our significant broker contract that expired in the first quarter of 2010; however, this historically represented a positive contribution to our operating results.

  As a result of these exclusions, Adjusted EBITDA and Adjusted EPS should not be considered in isolation and do not purport to be alternatives to income from continuing operations, net income, EPS or other U.S. GAAP financial measures as a measure of our operating performance.

  When using Adjusted EBITDA as a performance measure, management intends to compensate for these limitations by comparing it to income from continuing operations or net income in each period, so as to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after-tax basis. Using Adjusted EBITDA and income from continuing operations or net income to evaluate the business assists management and investors in (a) assessing our relative performance against our competitors and (b) ultimately monitoring our capacity to generate returns for stockholders.

  Because not all companies use identical calculations, our presentations of Adjusted EBITDA and Adjusted EPS may not be comparable to other similarly titled measures of other companies. Moreover, our presentation of Adjusted EBITDA is different than EBITDA as defined in our debt financing agreements.

  A reconciliation of net income from continuing operations to Adjusted EBITDA for each of the periods presented is as follows:

	Year Ended December 31,
CPE Inc.	2011	2010	2009		2008		2007
	(in millions)
Net income	$189.8	$117.2	$	*	$	*	$	*
Income from continuing operations	*	*		182.5		88.3		53.8

Interest income	(0.6)	(0.6)		(0.3)		(2.9)		(7.3)
Interest expense	33.9	46.9		6.0		20.4		40.9
Income tax expense	11.4	32.0		68.2		25.3		18.1
Depreciation and depletion	87.1	100.0		97.9		89.0		80.1
Amortization	—	3.2		28.7		46.0		34.5
Accretion	12.5	12.5		12.6		12.7		12.2

EBITDA	334.1	311.3		395.6		278.9		232.3

Tax agreement expense(1)	19.9	19.7		—		—		—
Marked-to-market adjustments	(2.3)	—		—		—		—
Expired significant broker contract	—	(8.2)		(75.0)		(71.6)		(72.5)

Adjusted EBITDA	$351.7	$322.7		$320.6		$207.2		$159.8

(1)
Changes to related deferred taxes are included in income tax expense.

*
For 2009 and prior periods, CPE Inc. reported discontinued operations. Accordingly, for such periods, net income from continuing operations is the comparable U.S. GAAP financial measure for Adjusted EBITDA.

  A reconciliation of diluted earnings (loss) per common share attributable to controlling interest from continuing operations to Adjusted EPS for the periods presented is as follows:

	Year Ended December 31,
	2011	2010(1)		2009			2008			2007
Diluted earnings per common share attributable to controlling interest	$3.13	$1.06		$		*	$		*	$		*
Diluted earnings per common share attributable to controlling interest from continuing operations	*		*		$2.97			$1.47			$0.90

Tax agreement expense including tax impacts of IPO and Secondary Offering	(0.63)	0.78			—			—			—
Marked-to-market adjustments	(0.02)	—			—			—			—
Expired significant broker contract	—	(0.10)			(0.49)			(0.41)			(0.44)

Adjusted EPS	$2.47	$1.74			$2.48			$1.06			$0.46

Weighted-average shares outstanding (in millions)	60.6	31.9			60.0			60.0			60.0

(1)
In conjunction with preparing our 2011 consolidated financial statements, we identified a clerical error in the computation of the 2010 weighted-average shares outstanding, which resulted in an understatement of earnings per share and Adjusted EPS for the three months and twelve months ended December 31, 2010. The previously reported earnings per share balances for the three months and twelve months ended December 31, 2010 of

  $0.28 and $0.98, respectively, have been corrected to $0.36 and $1.06, respectively. The previously reported Adjusted EPS balances for the three months and twelve months ended December 31, 2010 of $0.29 and $1.62, respectively, have been corrected to $0.36 and $1.74, respectively. This clerical error overstated the weighted-average shares outstanding balances, both basic and diluted, for each of these periods due to the inclusion of the 60,000,000 post-Secondary Offering shares outstanding from November 15, 2010 as opposed to the correct date of December 15, 2010. The previously reported weighted-average share outstanding balances for the three months and twelve months ended December 31, 2010 of 45.3 million shares and 34.3 million shares, respectively, have been corrected to 35.7 million shares and 31.9 million shares, respectively. We have assessed the impact of these adjustments and determined that the error is immaterial to our 2010 consolidated financial statements and does not affect our 2011 consolidated financial statements.

*
For 2009 and prior periods, CPE Inc. reported discontinued operations. Accordingly, for such periods, diluted earnings (loss) per share attributable to controlling interest from continuing operations is the comparable U.S. GAAP financial measure for Adjusted EPS.

(8)
2010 amounts have been corrected as disclosed within Note 19 of Notes to Consolidated Financial Statements in Item 8.

        Due to the tabular presentation of rounded amounts, certain tables reflect insignificant rounding differences.

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

Overview

        We are one of the largest producers of coal in the U.S. and in the Powder River Basin ("PRB"), based on 2011 coal sales. We operate some of the safest mines in the coal industry. According to Mine Safety and Health Administration ("MSHA") data, in 2011, we had one of the lowest employee all injury incident rates among the largest U.S. coal producing companies. We operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., and operate two of the four largest coal mines in the U.S. Our operations include three wholly-owned surface coal mines, two of which, the Antelope mine and the Cordero Rojo mine, are in Wyoming and one of which, the Spring Creek mine, is in Montana. We also own a 50% non-operating interest in a fourth surface coal mine in Montana, the Decker mine. We produce sub-bituminous thermal coal with low sulfur content and sell our coal primarily to domestic and foreign electric utilities.

Initial Public Offering, Related IPO Structuring Transactions, and Secondary Offering

        Prior to the initial public offering ("IPO") and the related structuring transactions, Cloud Peak Energy Resources LLC ("CPE Resources") was a wholly-owned subsidiary of Rio Tinto Energy America ("RTEA"), which is our predecessor for financial reporting purposes. On November 19, 2009, Cloud Peak Energy Inc. ("CPE Inc.") acquired from RTEA 51% of the common membership units in CPE Resources in exchange for a promissory note which was repaid with proceeds from the IPO, and became the sole managing member of CPE Resources. On December 15, 2010, CPE Inc. priced the Secondary Offering. In connection with the Secondary Offering, we exchanged shares of common stock for the remaining common membership units of CPE Resources held by Rio Tinto, resulting in a divestiture of 100% of Rio Tinto's holdings in CPE Resources making it a wholly-owned subsidiary of CPE Inc. For periods between November 19, 2009 and December 15, 2010, Rio Tinto's ownership interest in CPE Resources was reported as a noncontrolling interest in the consolidated financial statements of CPE Inc. See Note 2 of Notes to Consolidated Financial Statements in Item 8.

Discontinued Operations

        In March 2009, CPE Resources entered into an agreement to sell its ownership interest in the Jacobs Ranch mine, a coal mine in Wyoming, to Arch Coal, Inc. This transaction closed on October 1, 2009 and the proceeds from this sale were distributed to Rio Tinto America ("RTA"). The results of operations of the Jacobs Ranch mine are presented as discontinued operations in our historical consolidated financial statements. Consequently, the discussion of our results of operations below focuses on continuing operations as reported in our historical consolidated financial statements. Any forward-looking statements exclude the discontinued operations.

Decker Mine

        We hold a 50% non-operating interest in the Decker mine in Montana through a joint venture agreement. Under the terms of our joint venture agreement, the other 50% mine owner manages the day-to-day operations of the Decker mine. We account for our pro-rata share of assets and liabilities in our undivided interest in the joint venture using the proportionate consolidation method, whereby our share of assets, liabilities, revenues and expenses are included in the appropriate classification in our consolidated financial statements.

Core Business Operations

        As of December 31, 2011, we controlled approximately 1.37 billion tons of proven and probable coal reserves. During the second quarter of 2011, we were the successful bidder on certain mining rights in the West Antelope II North ("WAII North") and West Antelope II South ("WAII South") Coal Tracts in the PRB. The tracts have favorable geologic conditions, have increased our year-end 2011 proven and probable reserves by approximately 383 million tons, and are contiguous with our Antelope mine.

        With the acquisition of the federal coal leases, we also gained access to approximately 81 million tons of coal in an adjacent State of Wyoming coal lease that we controlled but were not previously included in our coal reserve estimates, resulting in a combined total increase of 464 million tons.

        Our key business drivers include the following:

  •
  the volume of coal sold domestically and internationally;

  •
  the price for which we sell our coal;

  •
  the costs of mining, including labor, repairs and maintenance, fuel, explosives, depreciation of capital equipment, and depletion of coal leases;

  •
  the costs for logistic services and rail and port charges for coal sales on a delivered basis; and

  •
  capital expenditures to acquire property, plant and equipment.

        The volume of coal that we sell in any given year is driven by the amount of global and domestic demand for coal-generated electric power. Demand for coal-generated electric power may be affected by many factors including weather patterns, natural gas prices, coal-fired generating capacity and utilization, environmental and legal challenges, political and regulatory factors, energy policies, international and domestic economic conditions, and other factors discussed in this Item 7 and in Item 1A "Risk Factors."

        The price at which we sell our coal is a function of the demand relative to the supply for coal, domestically and internationally. As a region's demand increases, prices are also subject to increase. Significant increases in demand can allow our coal to compete in new markets. We typically enter into multi-year contracts with our customers which helps mitigate the risks associated with any short-term imbalance in supply and demand. In addition, international demand has increased, enabling us to increase exports of coal during the past few years. During 2011, we entered into derivative financial instruments that are scheduled to settle in 2012 and 2013 to hedge a portion of our export coal sales.

        We typically seek to enter each year with expected production effectively fully sold. This strategy helps us deliver our expected tonnages and run our mines at predictable production rates, which helps us control operating costs.

        In line with the worldwide mining industry, we have experienced increased operating costs for mining equipment, diesel fuel and supplies, and employee wages and salaries. Changes in the cost of commodities related to our production process, such as diesel fuel, will result in changes in the cost of coal production. We have not entered into any hedging or other arrangements to reduce the volatility in the price of commodities used in our mining operations, although we may do so in the future. As is common in the PRB, coal seams at our existing mines naturally deepen, resulting in additional overburden to be removed at additional cost.

        For some of our coal sales, including our sales to Asian customers, we arrange and pay for logistic services, rail and/or port charges. Our costs for transportation are affected by volume and negotiated freight rates.

        We incur significant capital expenditures to update or expand our mining equipment, surface land holdings and coal reserves. In line with the worldwide mining industry, generally the cost of capital equipment and lead times are increasing. In addition, should the costs of acquiring future federal coal leases and associated surface rights increase, our depletion costs would also increase.

        On August 8, 2011, the U.S. Environmental Protection Agency ("EPA") published in the Federal Register the Cross-State Air Pollution Rule ("CSAPR") which replaces the Clean Air Interstate Rule ("CAIR"). CSAPR was expected to take effect on January 1, 2012 and was intended to reduce pollutants from upwind states by requiring 28 states to reduce power plant emissions of sulfur dioxide ("SO2") and nitrogen oxide ("NOx"). On December 30, 2011, the U.S. Court of Appeals for the District of Columbia Circuit put the implementation of CSAPR on hold and ordered the EPA to continue enforcing CAIR until the merits of the rule can be judicially reviewed.

        Power plants' options for reducing emissions of these pollutants include switching to a lower sulfur coal or installing emission control technologies, or a combination of both. Since the PRB has the lowest sulfur content of any of the large U.S. coal producing regions, any increase in demand for lower sulfur coal could lead to higher demand for coal from the PRB particularly for "ultra-low" sulfur coal such as that produced by our Antelope mine. However, for regulated states to meet their requirements under the CSAPR, a number of coal-fired electric generating units will likely need to be retired, rather than be retrofitted with the necessary emission control technologies, thereby reducing demand for thermal coal. Given the current stay of CSAPR implementation, we are unable to predict the overall impact of this legislation.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Summary

        The following table summarizes key results (in millions):

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
Total revenue	$1,553.7	$1,370.8	$182.9	13.3
Net income	189.8	117.2	72.6	61.9
Adjusted EBITDA(1)	351.7	322.7	29.0	9.0
Adjusted EPS(1)	$2.47	$1.74	$0.73	42.0
Asian export tons	4.7	3.3	1.4	42.4
Total tons sold	98.7	96.9	1.8	1.9

(1)
Non-GAAP measure; please see definition in Item 6 and reconciliation below.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

        The following tables present a reconciliation of net income from continuing operations to Adjusted EBITDA and diluted earnings per common share from continuing operations to Adjusted EPS (in millions, except per share amounts):

	Year Ended December 31,
	2011	2010
Net income	$189.8	$117.2

Interest income	(0.6)	(0.6)
Interest expense	33.9	46.9
Income tax expense	11.4	32.0
Depreciation and depletion	87.1	100.0
Amortization	—	3.2
Accretion	12.5	12.5

EBITDA	334.1	311.3

Tax agreement expense(1)	19.9	19.7
Marked-to-market adjustments	(2.3)	—
Expired significant broker contract	—	(8.2)

Adjusted EBITDA	$351.7	$322.7

(1)
Changes to related deferred taxes are included in income tax expense.

	Year Ended December 31,
	2011	2010(1)
Diluted earnings per common share from continuing operations	$3.13	$1.06

Tax agreement expense including tax impacts of IPO and Secondary Offering	(0.63)	0.78
Marked-to-market adjustments	(0.02)	—
Expired significant broker contract	—	(0.10)

Adjusted EPS	$2.47	$1.74

Weighted-average shares outstanding (in millions)	60.6	31.9

(1)
Amounts have been corrected as disclosed within Footnote 7 of Item 6. Selected Financial Data.

Results of Operations

        "Owned and operated mines" refers to our three surface coal mines and excludes our 50% non-operating interest in the Decker mine. We include our share of results from operations at the Decker mine along with broker coal sales and billings for transportation and delivery services as "Other operations."

Revenues

        The following table presents revenues (in millions except per ton amounts):

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
Owned and operated mines
Revenue	$1,236.1	$1,154.7	$81.4	7.0
Realized price per ton sold	$12.92	$12.32	$0.60	4.9
Tons sold	95.6	93.7	1.9	2.0
Other operations
Revenue	$317.6	$216.1	$101.5	47.0

        The increase in revenue from our owned and operated mines was the result of an increase in the realized price per ton of coal sold and an increase in coal sold in 2011 compared to 2010, reflecting the strong demand for our coal and the ability of our operations to overcome the rail transportation disruptions which were the result of the severe flooding experienced throughout the Midwestern United States during the spring and summer of 2011.

        Revenues from other operations increased primarily as a result of a higher volume of coal sold on a delivered basis, including export sales with delivered pricing terms that included logistic services and rail and port charges. We arranged and paid for the logistic services and rail and port charges and charged our customers for providing this service.

Cost of Product Sold

        The following table presents cost of product sold (in millions except per ton amounts):

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
Owned and operated mines
Cost of product sold	$872.6	$803.3	$69.3	8.6
Average cost per ton sold	9.12	8.57	0.55	6.4
Other operations
Cost of product sold	$278.5	$175.6	$102.9	58.6

        The increase in the average cost per ton of coal sold is primarily the result of increases in costs related to the price of diesel fuel and lubricants as well as maintenance and repairs.

        Cost of product sold from other operations increased primarily due to increases in volumes and freight rates on our coal sold on a delivered basis, including Asian export sales.

Operating Income

        The following table presents operating income (in millions):

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
Operating income	$250.5	$211.9	$38.6	18.2

        In addition to those factors previously discussed, we realized reductions in selling, general and administrative costs primarily due to lower incentive compensation and the elimination of amounts paid to Rio Tinto under the transition services agreement, which concluded during 2010. Depreciation and depletion expense decreased $15.7 million due to the successful federal coal lease awards during 2011 which increased our Antelope mine's life by approximately 12 years. This reduced the discounted value of the future liability of the asset retirement obligation ("ARO") and the resulting non-cash credit reduced depreciation and depletion expense as the change exceeded the carrying amount of the related asset retirement cost.

Other Expense

        The following table presents other expense (in millions):

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
Other expense	$51.0	$65.9	$14.9	22.6

        Other expense was reduced by a $20.4 million increase in the amount of interest expense capitalized partially offset by $7.9 million of additional imputed interest during the year ended December 31, 2011. The increase in capitalized and imputed interest was the result of additional interest on the WAII North and WAII South Coal Tracts, which were acquired in the second quarter of 2011. In addition, we recognized $2.3 million in marked-to-market adjustments on our derivative financial instruments in 2011.

Income Tax Provision

        The following table presents income tax provision (in millions):

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
Income expense (CPE Inc.)	$11.4	$32.0	$(20.6)	(64.4)
Effective tax rate (CPE Inc.)	5.7%	21.9%	(16.2)	(74.0)
Income tax expense (benefit) (CPE Resources)	$20.0	$(0.8)	$20.8	*
Effective tax rate (CPE Resources)	9.1%	(0.5)%	9.6	*

*
Change from prior period is not a relevant percentage.

CPE Inc.

        CPE Inc.'s statutory income tax rate, including state income taxes, is 36%. The difference from that rate for the year ended December 31, 2011, is due primarily to changes in our valuation allowance resulting from the third quarter annual calculation of our estimate of future taxable income.

CPE Resources

        CPE Resources's statutory income tax rate, including state income taxes, is 36%. The difference from that rate for the year ended December 31, 2011 is due primarily to changes in our valuation allowance resulting from the third quarter annual calculation of our estimate of future taxable income. The effective tax rate for 2010 was also impacted by CPE Resources's change in status from an entity generally not subject to income taxes prior to the Secondary Offering to an entity that must now recognize taxes on a stand-alone, separate return basis.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Summary

        The following table summarizes key results (in millions):

	Year Ended December 31,		Change
	2010	2009	Amount	Percent
Total revenue	$1,370.8	$1,398.2	$(27.4)	(2.0)
Net income	117.2	182.5	(65.3)	(35.8)
Adjusted EBITDA(1)	322.7	320.6	2.1	0.7
Adjusted EPS(1)	$1.74	$2.48	$(0.74)	(29.8)
Asian export tons	3.3	1.6	1.7	106.3
Total tons sold	96.9	103.3	(6.4)	(6.2)

(1)
Non-GAAP measure; please see definition in Item 6 and reconciliation below.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

        The following tables present a reconciliation of net income from continuing operations to Adjusted EBITDA and diluted earnings per common share from continuing operations to Adjusted EPS (in millions, except per share amounts):

	Year Ended December 31,
	2010	2009
Net income	$117.2	$	*
Income from continuing operations	*		182.5

Interest income	(0.6)		(0.3)
Interest expense	46.9		6.0
Income tax expense	32.0		68.2
Depreciation and depletion	100.0		97.9
Amortization	3.2		28.7
Accretion	12.5		12.6

EBITDA	311.3		395.6

Tax agreement expense(1)	19.7		—
Expired significant broker contract	(8.2)		(75.0)

Adjusted EBITDA	$322.7		$320.6

(1)
Changes to related deferred taxes are included in income tax expense.

*
For 2009 and prior periods, CPE Inc. reported discontinued operations. Accordingly, for such periods, net income from continuing operations is the comparable U.S. GAAP financial measure for Adjusted EBITDA.

	Year Ended December 31,
	2010(1)		2009
Diluted earnings per common share from continuing operations	$1.06		$		*
Diluted earnings per common share attributable to controlling interest from continuing operations		*		2.97

Tax agreement expense including tax impacts of IPO and Secondary Offering	0.78			—
Expired significant broker contract	(0.10)			(0.49)

Adjusted EPS	$1.74			$2.48

Weighted-average shares outstanding (in millions)	31.9			60.0

(1)
Amounts have been corrected as disclosed within Footnote 7 of Item 6. Selected Financial Data.

*
For 2009 and prior periods, CPE Inc. reported discontinued operations. Accordingly, for such periods, diluted earnings (loss) per share attributable to controlling interest from continuing operations is the comparable U.S. GAAP financial measure for Adjusted EPS.

Results of Operations

        "Owned and operated mines" refers to our three surface coal mines and excludes our 50% non-operating interest in the Decker mine. We include our share of results from operations at the Decker mine along with broker coal sales and billings for transportation and delivery services as "Other operations."

Revenues

        The following table presents revenues (in millions except per ton amounts):

	Year Ended December 31,		Change
	2010	2009	Amount	Percent
Owned and operated mines
Revenue	$1,154.7	$1,072.1	$82.6	7.7
Realized price per ton sold	$12.32	$11.79	$0.53	4.5
Tons sold	93.7	90.9	2.8	3.1
Other operations
Revenue	$216.1	$326.1	$(110.0)	(33.7)

        The increase in revenue from our owned and operated mines reflected an increase in the realized price per ton of coal sold in 2010 compared to 2009, reflecting the strong demand for PRB coal due to prevailing economic and industry conditions at the time we entered into the related coal supply contracts, and an increase in coal shipped in 2010 compared to 2009.

        Our share of revenues from coal produced at the Decker mine decreased reflecting a decline in shipments partially offset by a higher average price per ton. Broker coal sales decreased following the expiration in the first quarter of 2010 of a significant contract. Revenues from transportation and delivery services increased, as a result of a higher volume of coal sold on a delivered basis, including export sales with delivered pricing terms that include logistic services and rail and port charges, where we arranged and paid for the freight costs and charged our customers for providing this service.

Cost of Product Sold

        The following table presents cost of product sold (in millions except per ton amounts):

	Year Ended December 31,		Change
	2010	2009	Amount	Percent
Owned and operated mines
Cost of product sold	$803.3	$722.1	$81.2	11.2
Average cost per ton sold	$8.57	$7.94	0.63	7.9
Other operations
Cost of product sold	$175.6	$211.4	$(35.8)	(16.9)

        The increase in the average cost per ton of coal sold is primarily the result of a 9.2% per ton increase in royalties and production taxes, which reflects the higher average sales prices realized on our 2010 coal shipments as well as updates to estimates for non-income based taxes. Excluding royalties and production taxes, the cost per ton of coal sold increased from $4.53 to $4.83. The increase in the cost per ton of coal sold is primarily the result of increases in costs related to the price of diesel fuel and lubricants and a higher strip ratio in 2010 compared to 2009 as our mines move into deeper mining areas.

        The cost of coal sold by the Decker mine decreased $3.0 million in 2010, reflecting lower production volumes partially offset by higher unit production costs. In addition, the cost of purchased coal decreased $86.7 million, primarily as a result of decreases of $64.7 million related to a significant broker sales contract that expired in 2010 and $20.0 million for other broker sales of purchased coal. The decreases in coal purchased related to our significant broker sales contract and other broker transactions are consistent with the related decreases in broker sales revenues in 2010. These decreases are partially offset by an increase in international exports in 2010, which resulted in an increase in freight and handling costs.

Operating Income

        The following table presents operating income (in millions):

	Year Ended December 31,		Change
	2010	2009	Amount	Percent
Operating income	$211.9	$255.0	$(43.1)	(16.9)

        Operating income was affected by a decrease in amortization expense of $25.5 million, which is attributable to the expiration of the significant broker contract in the first quarter of 2010, as well as a decrease in selling, general, and administrative costs primarily due to costs incurred in 2009 associated with the IPO that were not incurred in 2010, offset by the increased costs to operate as a stand-alone public entity and execute the Secondary Offering.

Other Expense

        The following table presents other expense (in millions):

	Year Ended December 31,		Change
	2010	2009	Amount	Percent
Other expense	$65.9	$5.7	$60.2		*

*
Change from prior period is not a relevant percentage

        Total other expense increased due to an increase in interest expense on our $600 million of senior notes, which were outstanding for the full year in 2010 compared to approximately one month in 2009. Additionally, during the three months ended September 31, 2010, we completed our annual update of our most recent operating plans and the resulting projected estimated future taxable income. This resulted in an increase in the estimated liability due to Rio Tinto under the Tax Receivable Agreement, resulting in a $19.7 million charge to non-operating income. See Note 10 of Notes to Consolidated Financial Statements in Item 8.

Income Tax Provision

        The following table presents income tax provision (in millions):

	Year Ended December 31,		Change
	2010	2009	Amount	Percent
Income tax expense (CPE Inc.)	$32.0	$68.2	$(36.2)	(53.1)
Effective tax rate (CPE Inc.)	21.9%	27.4%	(5.5)	(20.1)
Income tax expense (benefit) (CPE Resources)	$(0.8)	$64.0	$(64.8)	*
Effective tax rate (CPE Resources)	(0.5)%	25.7%	(26.2)	*

*
Change from prior period is not a relevant percentage

CPE Inc.

        The effective income tax rate decreased to 21.9% for the year ended December 31, 2010 from 27.4% for the year ended December 31, 2009. The decrease is primarily attributable to RTEA's former non-controlling interest for which we did not accrue taxes, offset by the effect of the revaluation of our deferred tax assets as a result of the update to the Tax Receivable Agreement liability. The adjustment to the effective tax rate for the post-Secondary Offering period in 2010 to account for pretax income attributable to the controlling interest increased our effective tax rate by approximately 0.3%. See Note 10 of Notes to Consolidated Financial Statements in Item 8.

CPE Resources

        The effective income tax rate decreased to (0.5)% for the year ended December 31, 2010 from 25.7% for the year ended December 31, 2009. The decrease is primarily attributable to the change in tax status of CPE Resources. For most of 2009 (through the date of the IPO), our income tax provision was calculated on a stand-alone, separate return basis while for most of 2010 (through the date of the Secondary Offering), we were organized as a limited liability company and generally were not subject to income taxes. Income taxes are only applicable to the post-Secondary Offering period in 2010. See Note 10 of Notes to Consolidated Financial Statements in Item 8.

Discontinued Operations

        The following table presents discontinued operations (in millions):

	Year Ended December 31,		Change
	2010	2009	Amount	Percent
Discontinued operations	$—	$211.1	$(211.1)		*

*
Change from prior period is not a relevant percentage

        The change in discontinued operations was primarily attributable to the related transactions being completed in the prior year, with no impact to 2010.

Income Attributable to Noncontrolling Interest

        The following table presents income attributable to noncontrolling interest (in millions):

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

        Income attributable to noncontrolling interest of $83.5 million for the year ended December 31, 2010 represents Rio Tinto's interest in CPE Resources's net income for the period from January 1, 2010 through December 15, 2010. The portion of net income that is attributable to the noncontrolling interest is not equal to 48.3% of consolidated equity or of consolidated net income due to the effects of income taxes and related agreements that pertain solely to CPE Inc. as well as the timing of the Secondary Offering. Specifically, the $19.7 million expense related to the change in the tax agreement liability and related adjustments of $5.4 million to the net value of deferred tax assets are not attributable to the noncontrolling interest. There was no noncontrolling interest prior to the IPO on November 19, 2009 or after the Secondary Offering on December 15, 2010.

Liquidity and Capital Resources

	December 31,
	2011	2010	2009
	(in millions)
Cash and cash equivalents	$404.2	$340.1	$268.3
Investments in marketable securities	75.2	—	—

Total	$479.4	$340.1	$268.3

        In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations, investments in marketable securities and borrowing capacity under CPE Resources's $500 million revolving credit facility. Cash from operations depends on a number of factors beyond our control, such as the market price for our coal, the quantity of coal required by our customers, coal-fired electricity demand, regulatory changes and energy policies impacting our business, our costs of operating including the market price we pay for diesel fuel and other input costs, as well as costs of logistics including rail and port charges, and other risks and uncertainties, including those discussed in Item 1A "Risk Factors."

        Investments in marketable securities include highly-liquid securities which are generally investment grade or better securities and are held as trading securities by CPE Resources. Our investment policy has the objective of minimizing the potential risk of principal loss and is intended to limit our credit exposure to any single issuer. Individual securities have various maturity dates; however, it is our expectation that we could sell any individual security in the secondary market allowing for improved liquidity.

        On June 3, 2011, CPE Resources entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with Morgan Stanley Senior Funding, Inc., as administrative agent, and a syndicate of lenders. The Amended Credit Agreement establishes a commitment to provide us with a $500 million senior secured revolving credit facility, which can be used to borrow funds or issue letters of credit. Subject to the satisfaction of certain conditions, we may elect to increase the size of the revolving credit facility and/or request the addition of one or more new tranches of term loans in a combined amount of up to $200 million. The credit facility matures on June 3, 2016. The Amended Credit Agreement imposes limitations on the ability of CPE Resources and its subsidiaries to make distributions and/or extend loans to CPE Inc.

        The indenture governing the senior notes also imposes limitations on the ability of CPE Resources and its subsidiaries to make distributions, and to extend loans and advances, to CPE Inc. Such limitations, taken as a whole, are less restrictive than those contained in the Amended Credit Agreement.

        The limitations in both the Amended Credit Agreement and the indenture have not had, nor are they expected to have, a negative impact upon our ability to fund cash obligations.

        The borrowing capacity under the Amended Credit Agreement is reduced by the amount of letters of credit issued. As of December 31, 2011, our borrowing capacity under the Amended Credit Agreement was $489.5 million. Our ability to borrow under our revolving credit facility is subject to the terms and conditions of the facility, including our compliance with financial and non-financial covenants.

        We believe these sources will be sufficient to fund our primary uses of cash for the next twelve months, which include our costs of coal production, coal lease installment payments for existing and new LBAs and other coal tracts, capital expenditures, interest on our debt, and payments to Rio Tinto under our Tax Receivable Agreement.

        During the three months ended June 30, 2011, we were the successful bidder on certain mining rights in the WAII North and WAII South Coal Tracts. Accordingly, we made payments of $59.5 million and $9.9 million, respectively, representing the first of five annual installment payments for each bid award amount. The remaining payments are due annually on the anniversary of the effective dates of the corresponding coal leases, and we expect to make payments of $129.2 million in 2012 related to committed coal leases. We will continue to explore opportunities to increase our reserve base by acquiring additional coal and surface rights. If we are successful in future bids for coal rights, our cash flows could be significantly impacted as we would be required to make associated payments.

        Our anticipated capital expenditures (excluding capitalized interest and federal lease payments), which we expect will be between $70 million and $90 million in 2012, include our estimates of expenditures necessary to keep our current fleets updated to maintain our mining productivity and competitive position and the addition of new equipment as necessary.

        CPE Resources is required to make semi-annual interest payments on its senior notes, which commenced on June 15, 2010. In connection with the IPO, CPE Inc. entered into a Tax Receivable

Agreement with Rio Tinto and recognized a liability for the undiscounted amounts that CPE Inc. estimated will be paid to Rio Tinto under this agreement. The amounts to be paid will be determined based on a calculation of future income tax savings that CPE Inc. actually realizes as a result of the tax basis increase that resulted from the IPO and Secondary Offering transactions. Generally, CPE Inc. retains 15% of the realized tax savings generated from the tax basis step-up and Rio Tinto is entitled to the remaining 85% which is remitted to Rio Tinto on an annual basis. Based on our estimates as of December 31, 2011, we expect to make payments of $19.1 million in 2012, payments averaging approximately $19 million each year during 2013 to 2016 and additional payments in subsequent years.

        If we do not have sufficient resources from ongoing operations to satisfy our obligations or the timing of payments on our obligations does not coincide with cash inflows from operations, we may need to use our cash on hand and marketable securities or borrow under our line of credit. If the obligation is in excess of these amounts, we may need to seek additional borrowing sources or take other actions. Depending upon existing circumstances at the time, we may not be able to obtain additional funding on acceptable terms or at all. In addition, our existing debt instruments contain restrictive covenants, which may prohibit us from borrowing under our revolving credit facility or pursuing certain alternatives to obtain additional funding.

Overview of Cash Transactions

        We started 2011 with $340.1 million of unrestricted cash and cash equivalents and investments in marketable securities. After making interest and coal lease payments, capital expenditures and generating cash from our operating activities, we ended the year with unrestricted cash and cash equivalents and investments in marketable securities of $479.5 million. We started 2011 with $182.1 million of restricted cash. During the year ended December 31, 2011, we were able to negotiate lower collateral requirements with almost all of our surety bond providers thereby releasing $111.0 million in funds. We ended the year with $71.2 million of restricted cash.

Cash Flows

  CPE Inc.

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Beginning balance—cash and cash equivalents	$340.1	$268.3	$15.9
Net cash provided by operating activities	296.8	324.8	456.6
Net cash used in investing activities(1)	(175.7)	(192.0)	(417.1)
Net cash used in financing activities	(57.0)	(61.0)	(582.2)
Net cash provided by discontinued operations	—	—	795.1

Ending balance—cash and cash equivalents	$404.2	$340.1	$268.3

Beginning balance—marketable securities	—	—	—
Ending balance—marketable securities(1)	75.2	—	—

  CPE Resources

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Beginning balance—cash and cash equivalents	$340.1	$268.3	$15.9
Net cash provided by operating activities	296.9	335.7	456.6
Net cash used in investing activities(1)	(175.7)	(192.0)	(417.1)
Net cash used in financing activities	(57.1)	(71.9)	(582.2)
Net cash provided by discontinued operations	—	—	795.1

Ending balance—cash and cash equivalents	$404.2	$340.1	$268.3

Beginning balance—marketable securities	—	—	—
Ending balance—marketable securities(1)	75.2	—	—

(1)
Included in net cash used in investing activities is the purchase of marketable securities which are highly-liquid securities that are generally investment grade or better and are held as trading securities. Individual securities have various maturity dates; however, it is our expectation that we could sell any individual security in the secondary market allowing for improved liquidity.

        The decrease in cash provided by operating activities from 2010 to 2011 was due to a decrease in working capital changes, primarily due to an increase in accounts receivable and payments on the tax agreement liability partially offset by an increase in net income as adjusted for noncash items. The increase in accounts receivable was driven largely by higher revenues in December 2011 as compared to December 2010.

        The decrease in cash provided by operating activities from 2009 to 2010 was due to a decrease in net income and a decrease in changes in working capital which was primarily caused by a reduction in the receivable from related parties as a result of changes in our relationship with Rio Tinto through the IPO structuring transactions.

        The decrease in cash used in investing activities from 2010 to 2011 was primarily related to our surety bond obligations. Net restricted cash deposits of $101.9 million occurred in the year ended December 31, 2010 compared to restricted cash releases of $111.0 million in the year ended December 31, 2011 following a negotiated reduction of collateral required. This decrease in cash used in investing activities was partially offset by increased purchases of property, plant and equipment, initial payments on federal coal lease obligations, and investments made in marketable securities. Purchases during the year ended December 31, 2011 for property, plant and equipment included payments for haul trucks received in 2010, payments for surface land associated with federal and privately held mineral rights, and cash interest capitalized.

        The decrease in cash used in investing activities from continuing operations from 2009 to 2010 was primarily the result of a $217.5 million decrease in cash advances to affiliates as a result of the cessation of the cash management program we were under with Rio Tinto prior to the IPO structuring transactions and a $28.1 million decrease in the cash paid for property, plant and equipment, including capitalized interest. Purchases during the year ended December 31, 2010 for property, plant, and equipment included the acquisition of the lease by modification at the Spring Creek mine and the purchase of approximately 19 million tons of privately held coal. These decreases were partially offset by a $21.7 million increase in restricted cash to collateralize surety bond obligations.

        The decrease in cash used in financing activities from 2010 to 2011 primarily was due to distributions to Rio Tinto totaling $10.2 million made in 2010 compared to none in 2011 partially offset by a small increase in the principal portion of payments on federal coal leases and the payment of debt issuance costs of $2.2 million in the current year related to our Amended Credit Agreement.

        Cash used in financing activities from continuing operations during 2009 was comprised of approximately $1.52 billion in distributions to Rio Tinto offset by approximately $1.0 billion in net proceeds from the senior notes offering and the IPO, all of which occurred in 2009. In addition to these amounts paid in 2009, the decrease in cash used in financing activities from 2009 to 2010 was due to lower principal payments on federal coal leases during 2010 and the $26.6 million payment for debt issuance costs during 2009.

Senior Notes

        We refer to the $300 million senior notes due December 15, 2017 (the "2017 Notes") and the $300 million senior notes due December 15, 2019 (the "2019 Notes") collectively as the "senior notes." The 2017 Notes and 2019 Notes bear interest at fixed annual rates of 8.25% and 8.50%, respectively. There is no mandatory redemption or sinking fund payments for the senior notes and interest payments are due semi-annually on June 15 and December 15, beginning on June 15, 2010. Subject to certain limitations, we may redeem the 2017 Notes by paying specified redemption prices in excess of their principal amount prior to December 15, 2015, or by paying their principal amount thereafter. Similarly, we may redeem the 2019 Notes by paying specified redemption prices in excess of their principal amount prior to December 15, 2017, or by paying their principal amount thereafter.

        In connection with the IPO structuring transactions, we distributed $309.7 million of the net proceeds from the offering of the senior notes to RTEA during the fourth quarter of 2009. The remaining net proceeds from the senior notes offering were designated for general corporate purposes.

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

Senior Secured Revolving Credit Facility

        On June 3, 2011, CPE Resources entered into the Amended Credit Agreement. The Amended Credit Agreement establishes a commitment to provide us with a $500 million senior secured revolving credit facility, which can be used to borrow funds or issue letters of credit. Subject to the satisfaction of certain conditions, we may elect to increase the size of the revolving credit facility and/or request the addition of one or more new tranches of term loans in a combined amount of up to $200 million. Our obligations under the credit facility are secured by substantially all of CPE Resources's assets and substantially all of the assets of certain of CPE Resources's subsidiaries, subject to certain permitted liens and customary exceptions for similar coal financings. Our obligations under the credit facility are also supported by a guarantee by CPE Resources's domestic restricted subsidiaries. The credit facility matures on June 3, 2016. As of December 31, 2011, letters of credit totaling $10.5 million and no cash borrowings were outstanding under the credit facility. The letters of credit are used as collateral to secure our obligations to reclaim lands used for mining. See Note 15 of Notes to Consolidated Financial Statements in Item 8.

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

        Loans under the credit facility bear interest at the London Interbank Offered Rate ("LIBOR") plus an applicable margin of between 1.75% and 2.50%, depending on CPE Resources's leverage ratio. We will pay the lenders a commitment fee between 0.25% and 0.50% per year, depending on CPE Resources's leverage ratio, on the unused amount of the credit facility. Letters of credit issued under the credit facility, unless drawn upon, will incur a per annum fee from the date at which they are issued between 1.75% and 2.50% (2.50% at December 31, 2011) depending on CPE Resources's leverage ratio. Letters of credit that are drawn upon are converted to loans. In addition, in connection with the issuance of a letter of credit, we are required to pay the issuing bank a fronting fee of 0.25% per annum.

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

        The Amended Credit Agreement also requires us to comply with non-financial covenants that restrict certain corporate activities. These covenants include restrictions on our ability to incur additional debt and pay dividends, among other restrictive covenants. The Amended Credit Agreement also contains customary events of default with customary grace periods and thresholds. Our ability to access the available funds under the credit facility may be prohibited in the event that we do not comply with the covenant requirements or if we default on our obligations under the Amended Credit Agreement. At December 31, 2011, we were in compliance with the covenants contained in our Amended Credit Agreement.

        Under the Amended Credit Agreement, the subsidiaries of CPE Inc. are permitted to make distributions to CPE Inc. to enable it to pay federal, state and local income and certain other taxes it incurs that are attributable to the business and operations of its subsidiaries and to enable CPE Inc. to pay amounts it owes to Rio Tinto under the Tax Receivable Agreement. In addition, as long as no default under the Amended Credit Agreement exists, the subsidiaries of CPE Inc. also may make annual distributions to CPE Inc. to fund dividends or repurchases of CPE Inc.'s stock and additional distributions in accordance with certain distribution limits in the Amended Credit Agreement. Finally, the subsidiaries of CPE Inc. may make loans to CPE Inc. subject to certain limitations in the Amended Credit Agreement.

Federal Coal Lease Obligations

        Our federal coal lease obligations consist of amounts payable to the BLM under leases, each of which require five equal annual payments. The remaining aggregate annual payments under our existing federal coal leases were as follows as of December 31, 2011 (in millions):

	2012	2013	2014	2015
North Maysdorf (Cordero Rojo mine)	$9.6	$9.6	$—	$—
South Maysdorf (Cordero Rojo mine)	50.2	—	—	—
WAII North (Antelope mine)	59.5	59.5	59.5	59.5
WAII South (Antelope mine)	9.9	9.9	9.9	9.9

Total	$129.2	$79.0	$69.4	$69.4

        We recognize imputed interest on federal coal leases based on an estimate of the credit-adjusted, risk-free rates reflecting our estimated credit rating at the inception of the lease. The carrying value reported on our balance sheet of our federal coal lease obligations was $288.3 million as of December 31, 2011. Additional amounts may be incurred should we bid and win additional coal leases in the future.

Off-Balance Sheet Arrangements

        In the normal course of business, we are party to a number of arrangements that secure our performance under certain legal obligations. These arrangements include letters of credit and surety bonds. We use these arrangements primarily to comply with federal and state laws that require us to secure the performance of certain long-term obligations, such as mine closure or reclamation costs, coal lease obligations, state workers' compensation, and federal black lung liabilities. These arrangements are typically renewable annually. Liabilities related to these arrangements are not reflected in our consolidated balance sheets.

        As of December 31, 2011, we used surety bonds and letters of credit to secure outstanding obligations as follows (in millions):

	Surety Bonds	Letters of Credit	Total
Reclamation obligations(1)	$536.8	$10.5	$547.3
Lease obligations(2)	30.8	—	30.8
Other obligations(3)	0.5	—	0.5

Total off-balance sheet obligations	$568.1	$10.5	$578.6

Collateralized by:
Restricted cash(1)(4)	$71.2	$—	$71.2

(1)
Reclamation obligations include amounts to secure performance related to our outstanding obligations to reclaim areas disturbed by our mining activities and are a requirement under our state mining permits. The $71.2 million of restricted cash collateralizes our 50% share of surety bonds that secure Decker's reclamation obligations.

(2)
Lease obligations include amounts generally required as a condition to state or federal coal leases; the amounts vary and are mandated by the governing agency.

(3)
Other obligations include amounts required for exploration permits, water well construction and monitoring, exporting, and other miscellaneous items as mandated by applicable governing agencies.

(4)
We are required to collateralize some of our surety bonds with cash or letters of credit. We can substitute collateral at our discretion.

        Our outstanding surety bonds in respect of our reclamation, lease and other obligations were $568.1 million at December 31, 2011 (including our obligations with respect to the Decker mine) and are required by law. State statutes regulate and determine the calculation of the amounts of the bonds that we are required to hold. We do not believe that these state-mandated estimates are a true reflection of what our actual reclamation costs will be. Reclamation bond amounts represent an estimate of the near-term reclamation liability that assumes reclamation activities will be performed by a third party during the next one to five years. Because this evaluation is near-term, it is recalculated on a frequent basis, often annually. The basis for calculating bond requirements is substantially different than the requirements that apply to the determination of our ARO liability on our consolidated balance sheet, which is determined in accordance with U.S. GAAP. The state calculates our specific bond requirements considering assumed costs that the state would incur if they were required to complete the reclamation on our behalf. Additionally, where a multi-year bond, such as a three to five-year bond, is put into place, the state regulatory authority requires that the reclamation liability be calculated for the highest cost scenario over that period.

        The carrying amount of our reclamation obligations, as determined in accordance with U.S. GAAP, which are reported in our consolidated financial statements as ARO liabilities, was $192.7 million at December 31, 2011, $6.9 million of which is classified as a current liability. We estimate our ARO liabilities based on disturbed acreage to date and the estimated cost of a third party to perform the work. The estimated ARO liabilities are also based on engineering studies and our engineering expertise related to the reclamation requirements. We also assume that reclamation will be completed after the end of the mine life based on our current reclamation area profiles, which may be a different land disturbance assumption than the state requires, as we generally perform reclamation concurrently with our mining activities. Finally, the carrying amount of our ARO liabilities reflects discounting of estimated reclamation costs using credit-adjusted, risk-free rates. For a discussion of the risks relating to our reclamation obligations, see Item 1A "Risk Factors—Risks Related to Our Business and Industry—If the assumptions underlying our reclamation and mine closure obligations are materially inaccurate, our costs could be significantly greater than anticipated."

        Because we are required by state and federal law to have these bonds or letters of credit in place before mining can commence, or continue, our failure to maintain surety bonds, letters of credit, or other guarantees or security arrangements would materially adversely affect our ability to mine or lease coal. That failure could result from a variety of factors including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of any credit facility then in place. See Note 15 of Notes to Consolidated Financial Statements in Item 8.

Contractual Obligations

        As of December 31, 2011, we had the following contractual obligations (in millions):

	Total	2012	2013 - 2014	2015 - 2016	2017 and Thereafter
Senior notes(1)	$600.0	$—	$—	$—	$600.0
Coal lease obligations(2)	294.9	103.8	123.8	64.0	3.3
Interest related to long-term obligations(3)	415.8	77.5	127.0	106.0	105.3
Operating and capital lease obligations	5.1	0.9	1.4	0.9	1.9
Coal purchase obligations(4)	5.7	5.7	—	—	—
Transportation and supplies(5)	164.8	16.2	49.7	27.2	71.7
Capital expenditure obligations(4)	32.3	8.6	—	—	23.7

Total	$1,518.6	$212.7	$301.9	$198.1	$805.9

(1)
CPE Resources issued $600 million aggregate principal amount of senior notes in two tranches due 2017 and 2019. CPE Resources also has entered into a $500 million Amended Credit Agreement, none of which had been drawn as of December 31, 2011. See Note 11 of Notes to Consolidated Financial Statements in Item 8.

(2)
Coal lease obligations include our discounted payment obligations under federal coal leases, private coal leases and land purchase notes. See Note 12 of Notes to Consolidated Financial Statements in Item 8.

(3)
As of December 31, 2011, we had outstanding commitments for interest related to our senior notes, private coal lease and land purchase notes, and imputed interest for our federal coal lease obligations. See Notes 11 and 12 of Notes to Consolidated Financial Statements in Item 8.

(4)
As of December 31, 2011, we had outstanding commitments for coal purchases and capital expenditures which are not included on our consolidated balance sheet. See Note 15 of Notes to Consolidated Financial Statements in Item 8.

(5)
As of December 31, 2011, we had outstanding commitments for transportation of $135.1 and commitments for the purchase of supplies to be used in our mining operations of $29.6. See Note 15 of Notes to Consolidated Financial Statements in Item 8.

        This table does not include our estimated AROs. As discussed in "Critical Accounting Policies and Estimates—Asset Retirement Obligations" below, the current and noncurrent carrying amount of our AROs involves a number of estimates, including the amount and timing of the payments to satisfy these obligations. The timing of payments is based on numerous factors, including projected mine closing dates. Based on our assumptions, the carrying amount of our AROs (excluding concurrent reclamation and amounts due in the current period) as determined in accordance with U.S. GAAP is $192.7 million as of December 31, 2011. See Note 13 of Notes to Consolidated Financial Statements in Item 8.

        This table does not include our contractual obligations related to an agreement we entered into in April 2008 to purchase land adjacent to our Antelope mine, whereby the seller may require us to pay a purchase price of up to $23.7 million, which will close between April 2013 and April 2018.

        This table does not include payments that we expect to make under the Tax Receivable Agreement. We have recognized a $170.6 million liability for our estimated payments to RTEA under the Tax Receivable Agreement, of which $19.1 million and $151.5 million is classified as current and noncurrent, respectively, as of December 31, 2011. The estimated liability is based on forecasts of future taxable income over the anticipated life of our mining operations and reclamation activities, assuming no additional coal reserves are acquired. The assumptions used in our forecasts are subject to substantial uncertainty about our future business operations and the actual payments that we are required to make under the Tax Receivable Agreement could differ materially from our estimates. Based on our estimates as of December 31, 2011, we expect to make payments of $19.1 million in 2012, payments averaging approximately $19 million each year during 2013 to 2016 and additional payments in subsequent years. See Item 1A "Risk Factors—Other Risks Related to Our Corporate Structure and Common Stock—We are required to pay RTEA for most of the tax benefits we may claim as a result of the tax basis step-up we received in connection with the IPO, related IPO structuring transactions and Secondary Offering. In certain cases, payments to RTEA may be accelerated or exceed our actual cash tax savings. These provisions may deter a change in control of our company."

Critical Accounting Policies and Estimates

        The preparation of consolidated financial statements and related disclosures in accordance with accounting principles generally accepted in the U.S. requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, and revenues and expenses, as well as the disclosure of contingent assets and liabilities. We base our judgments, estimates, and assumptions on historical information and other known factors that we deem relevant. Estimates are inherently subjective, as significant management judgment is required regarding the assumptions utilized to calculate accounting estimates in our consolidated financial statements, including the notes thereto. Actual results could differ materially from the amounts reported based on variability in factors affecting these consolidated financial statements. Our significant accounting policies are described in Note 3 of Notes to Consolidated Financial Statements in Item 8. This section describes those accounting policies and estimates that we believe are critical to understanding our consolidated financial statements.

Revenue Recognition

        We recognize revenue from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, title has transferred to the customer and collection of the sales price is reasonably assured. Some coal supply agreements provide for price adjustments based on variations in quality characteristics of the coal shipped. In certain cases, a customer's analysis of the coal quality is binding and the results of the analysis are received on a delayed basis. In these cases, we estimate the amount of the quality adjustment and adjust the estimate to actual when the information is provided by the customer. Historically, such adjustments have not been material.

Asset Retirement Obligations

        Our AROs arise from the Surface Mining Control and Reclamation Act ("SMCRA") and similar state statutes. These regulations require that we, upon closure of a mine, restore the mine property in accordance with an approved reclamation plan issued in conjunction with our mining permit. Our AROs are recorded initially using estimates of future third-party costs.

        To determine our AROs, we calculate on a mine-by-mine basis the present value of estimated future reclamation cash flows based upon each mine's permit requirements, estimates of the current disturbed acreage subject to reclamation, which is based upon approved mining plans, estimates of future reclamation costs, and assumptions regarding the mine's productivity, which are based on engineering estimates that include estimates of volumes of earth and topsoil to be moved, the purchase and use of particular pieces of large mining equipment to move the earth, and the operating costs for those pieces of equipment. These cash flow estimates are discounted at credit-adjusted, risk-free rates to arrive at a present value of estimated future reclamation costs. Upon initial recognition of the liability, a corresponding amount is capitalized as part of the carrying value of the related long-lived asset.

        The amount recorded as an ARO for a mine may change as a result of mining permit changes granted by mining regulators, changes in the timing of mining activities and the mine's productivity from original estimates and changes in the estimated costs or the timing of reclamation activities. We periodically update estimates of cash expenditures to meet each mine's reclamation requirements and we adjust the ARO in accordance with U.S. GAAP, which generally requires a measurement of the present value of any change in estimated reclamation costs using credit-adjusted, risk-free rates. If a reduction of the asset retirement obligation exceeds the carrying amount of the related asset retirement cost, the adjustment is recorded as a reduction of depletion expense. Annually, we analyze AROs on a mine-by-mine basis and, if necessary, adjust the balance to take into account any changes in estimates. In addition, on an interim basis, we may update the liability based on significant changes to the life of mine.

Federal Coal Leases

        Upon the award date of federal coal leases pursuant to which payments are required to be paid in equal annual installments, we recognize an asset for the related mineral rights in property, plant, and equipment and a corresponding liability for our future payment obligations in liabilities. The amount recognized as an asset is the sum of the initial installment due at the effective date of the lease and the amount recognized in liabilities, which reflects the present value of the remaining installments. We determine the present value of the remaining installments using an estimate of the credit-adjusted, risk-free rates that reflects our credit rating. Interest is recognized over the term of the lease based on the imputed interest rate that was used to determine the initial liabilities amount on the effective date. Such interest may be capitalized while activities are in progress to prepare the acquired coal reserves for mining. The mineral rights asset recorded at the effective date is eventually recognized in depreciation and depletion expense using the units-of-production method over the period the related coal reserves are mined.

Income Taxes and Tax Agreement Liability

        Periodically, we evaluate the realizability of our deferred tax assets and adjust the related valuation allowance to reflect our updated estimate of the tax benefits that are more likely than not to be realized. Our evaluation is based on our consideration of CPE Resources's historical operations, the effects of the structuring and financing transactions completed in connection with the IPO and Secondary Offering, updated forecasts of taxable income over the remaining lives of our mines, the availability of tax planning strategies and other factors. If future taxable income differs from our estimates or if expected tax planning strategies are not available as anticipated, adjustments to the valuation allowance may be needed.

        We have recognized a tax agreement liability reflecting our estimate of the undiscounted amounts that we expect to pay to RTEA under this agreement. Periodically, we adjust the liability based on an updated estimate of the amounts that we expect to pay, using assumptions consistent with those used in our concurrent estimate of the deferred tax asset valuation allowance. These periodic adjustments to the tax agreement liability are reflected in our consolidated pretax income, and may also result in corresponding adjustments to our income tax expense and deferred income tax accounts. Increases in our estimates of future taxable income through, for example, acquisitions of additional coal leases increase the likelihood of our future profitability, and therefore, are likely to increase our tax agreement liability and related deferred tax asset in the future. Although our periodic adjustments to the deferred tax asset valuation allowance and tax agreement liability are based on consistent assumptions, the calculations required to determine these estimates differ in certain respects and the related adjustments will not have offsetting or proportionate effects on our earnings. In addition, our estimates reflect assumptions about future events that are inherently uncertain. Accordingly, our periodic adjustments to the deferred tax asset valuation allowance and the tax agreement liability may have material and unpredictable effects on our consolidated financial statements.

Seasonality

        Our business has historically experienced only limited variability in results due to the effect of seasons. Demand for coal-fired power can increase due to unusually hot or cold weather, as power consumers use more air conditioning or heating. Conversely, mild weather can result in softer demand for our coal. Adverse weather conditions, such as blizzards or floods, can impact our ability to mine and ship our coal, and our customers' ability to take delivery of coal.

Global Climate Change

        Enactment of laws or passage of regulations regarding emissions from the combustion of coal by the U.S. or some of its states or by other countries, or other actions to limit such emissions, could result in electricity generators switching from coal to other fuel sources. Additionally, the creation and issuance of subsidies designed to encourage use of alternative energy sources could decrease the demand of coal as an energy source. The potential financial impact on us of future laws, regulations, or subsidies will depend upon the degree to which electricity generators diminish their reliance on coal as a fuel source as a result of the laws, regulations or subsidies. That, in turn, will depend on a number of factors, including the appeal and design of the subsidies being offered, the specific requirements imposed by any such laws or regulations such as mandating use by utilities of renewable fuel sources, the time periods over which those laws or regulations would be phased in and the state of commercial development and deployment of carbon capture and storage technologies. In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws or regulations may have on our results of operations, financial condition or cash flows. See Item 1 "Business—Environmental and Other Regulatory Matters—Global Climate Change" and Item 1A "Risk Factors" for additional discussion regarding how climate change and other environmental regulatory matters impact our business.

Newly Adopted Accounting Standards and Recently Issued Accounting Pronouncements

        See Note 3 of Notes to Consolidated Financial Statements in Item 8 for a discussion of newly adopted accounting standards and recently issued accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices. We believe our principal market risks are commodity price risk, interest rate risk and credit risk.

Commodity Price Risk

        Market risk includes the potential for changes in the market value of our coal portfolio. Due to the lack of quoted market prices and the long-term nature of our forward sales position, we have not quantified the market risk related to our coal supply agreements. Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations. As of December 31, 2011, we had contracted to sell approximately 94 million tons during 2012, of which 88 million tons are under fixed-price contracts. A $1 change to the average coal sales price per ton for these 6 million unpriced tons would result in an approximate $6 million change to the coal sales revenue. In addition, during 2011, we entered into certain derivative financial instruments to help manage our exposure to variability in future international coal prices. As of December 31, 2011, these derivative financial instruments consisted of contracts for approximately 215,000 and 322,000 tons which will settle in 2012 and 2013, respectively.

        We also face price risk involving other commodities used in our production process, primarily diesel fuel. Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $10 million over the next twelve months. Historically, we have not hedged commodities such as diesel fuel. We may enter into hedging arrangements with respect to these commodities in the future.

Interest Rate Risk

        Our Amended Credit Agreement is subject to an adjustable interest rate. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Revolving Credit Facility." We had no outstanding borrowings under our credit facility as of December 31, 2011. If we borrow funds under the revolving credit facility, we may be subject to increased sensitivity to interest rate movements. Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

Credit Risk

        We are exposed to credit loss in the event of non-performance by our counterparties, which may include end-use customers, trading houses, brokers, and financial institutions that serve as counterparties to our derivative financial instruments and hold our investments. We attempt to manage this exposure by entering into agreements with counterparties that meet our credit standards and that are expected to fully satisfy their obligations under the contracts.

        When appropriate (as determined by our credit management function), we have taken steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps include obtaining letters of credit and requiring prepayments for shipments.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cloud Peak Energy Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, equity and cash flows present fairly, in all material respects, the financial position of Cloud Peak Energy Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2011 and 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Denver, Colorado
February 16, 2012

Report of Independent Registered Public Accounting Firm

To the Member of Cloud Peak Energy Resources LLC:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, members' equity and cash flows present fairly, in all material respects, the financial position of Cloud Peak Energy Resources LLC and its subsidiaries (the "Company") at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Denver, Colorado
February 16, 2012

CLOUD PEAK ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues	$1,553,661	$1,370,761	$1,398,200

Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	1,151,117	978,914	933,489
Depreciation and depletion	87,127	100,023	97,869
Amortization	—	3,197	28,719
Accretion	12,469	12,499	12,587
Selling, general and administrative expenses	52,480	63,594	69,835
Asset impairment charges	—	659	698

Total costs and expenses	1,303,193	1,158,886	1,143,197

Operating income	250,468	211,875	255,003

Other income (expense)
Interest income	592	565	320
Interest expense	(33,866)	(46,938)	(5,992)
Tax agreement expense	(19,854)	(19,669)	—
Other, net	2,105	157	9

Total other expense	(51,023)	(65,885)	(5,663)

Income from continuing operations before income tax provision and earnings from unconsolidated affiliates	199,445	145,990	249,340
Income tax (expense) benefit	(11,449)	(31,982)	(68,249)
Earnings from unconsolidated affiliates, net of tax	1,801	3,189	1,381

Income from continuing operations	189,797	117,197	182,472
Income from discontinued operations, net of tax	—	—	211,078

Net income	189,797	117,197	393,550
Less: Net income attributable to noncontrolling interest	—	83,460	11,849

Net income attributable to controlling interest	$189,797	$33,737	$381,701

Amounts attributable to controlling interest common stockholders:
Income from continuing operations	$189,797	$33,737	$170,623
Income from discontinued operations	—	—	211,078

Net income	$189,797	$33,737	$381,701

Earnings per common share attributable to controlling interest:
Basic
Income from continuing operations	$3.16	$1.06	$3.01
Income from discontinued operations	—	—	3.73

Net income	$3.16	$1.06	$6.74

Weighted-average shares outstanding—basic	60,004	31,889	56,617

Diluted
Income from continuing operations	$3.13	$1.06	$2.97
Income from discontinued operations	—	—	3.52

Net income	$3.13	$1.06	$6.49

Weighted-average shares outstanding—diluted	60,637	31,889	60,000

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$404,240	$340,101
Restricted cash	71,245	182,072
Investments in marketable securities	75,228	—
Accounts receivable, net	95,247	65,173
Due from related parties	471	434
Inventories	71,648	64,970
Deferred income taxes	37,528	21,552
Other assets	15,294	17,449

Total current assets	770,901	691,751
Noncurrent assets
Property, plant and equipment, net	1,350,135	1,008,337
Goodwill	35,634	35,634
Deferred income taxes	132,828	140,985
Other assets	29,821	38,400

Total assets	$2,319,319	$1,915,107

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$71,427	$81,975
Royalties and production taxes	136,072	127,038
Accrued expenses	65,928	51,197
Current portion of tax agreement liability	19,113	18,226
Current portion of federal coal lease obligations	102,198	54,630
Other liabilities	4,971	4,880

Total current liabilities	399,709	337,946
Noncurrent liabilities
Tax agreement liability, net of current portion	151,523	171,885
Senior notes	596,077	595,684
Federal coal lease obligations, net of current portion	186,119	63,659
Asset retirement obligations, net of current portion	192,707	182,170
Other liabilities	42,795	32,564

Total liabilities	1,568,930	1,383,908

Commitments and Contingencies (Note 15)
Equity
Common stock ($0.01 par value; 200,000 shares authorized; 60,923 and 60,878 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively)	609	609
Additional paid-in capital	536,301	502,952
Retained earnings	232,093	42,296
Accumulated other comprehensive loss	(18,614)	(14,658)

Total equity	750,389	531,199

Total liabilities and equity	$2,319,319	$1,915,107

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings (Deficit)		Former Parent's Equity	Non- controlling Interest
	Shares	Amount						Total
Balances at December 31, 2008	—	$—	$—	$(116)	$(4,508)	$989,790	$—	$985,166
Net income			—	8,575	—	373,126	11,849	393,550
Decker pension adjustments, net of tax			—	—	707	—	1,032	1,739
Retiree medical plan initiation and adjustment, net of tax			—	—	(5,299)	—	(7,741)	(13,040)

Total comprehensive income			—	8,575	(4,592)	373,126	5,140	382,249
Stock compensation			785	—	—	1,180	—	1,965
Cash distribution to former parent			—	—	—	(8,477)	—	(8,477)
Costs incurred by affiliates			—	—	—	8,542	—	8,542
Distribution of Jacobs Ranch mine sale proceeds			—	—	—	(764,122)	—	(764,122)
IPO structuring transactions			46,430	—	1,327	(3,815)	—	43,942
IPO and distribution of proceeds	30,600	306	433,449	—	—	(433,755)	—	—
Proceeds in excess of carrying amounts			(38,694)	—	—	38,694	—	—
Restricted stock issuance	849	8	(8)	—	—	—	—	—
Distribution of senior notes proceeds			—	—	—	(309,704)	—	(309,704)
RTEA deconsolidation			—	—	(2,624)	108,541	—	105,917
Noncontrolling interest			(190,879)	—	3,446	—	187,433	—

Balances at December 31, 2009	31,449	314	251,083	8,459	(6,951)	—	192,573	445,478
Net income			—	33,737	—	—	83,460	117,197
Postemployment benefit adjustment, net of tax			—	—	(1,625)	—	654	(971)

Total comprehensive income			—	33,737	(1,625)	—	84,114	116,226
Adjustment to beginning balance, Tax Receivable Agreement			2,414	—	—	—	—	2,414
Stock compensation			7,234	—	—	—	—	7,234
Restricted stock issuance	29	1	(1)	—	—	—	—	—
Distributions to Rio Tinto			—	—	—	—	(10,203)	(10,203)
Change in ownership allocation			—	100	—	—	(100)	—
Effects of Secondary Offering	29,400	294	242,222	—	(6,082)	—	(266,384)	(29,950)

Balances at December 31, 2010	60,878	609	502,952	42,296	(14,658)	—	—	531,199
Net income			—	189,797	—	—	—	189,797
Postemployment benefit adjustment, net of tax			—	—	(3,956)	—	—	(3,956)

Total comprehensive income			—	189,797	(3,956)	—	—	185,841
Tax impact of Secondary Offering			24,546	—	—	—	—	24,546
Stock compensation			8,803	—	—	—	—	8,803
Restricted stock issuance, net of forfeitures	45	—	—	—	—	—	—	—

Balances at December 31, 2011	60,923	$609	$536,301	$232,093	$(18,614)	$—	$—	$750,389

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$189,797	$117,197	$393,550
Income or loss from discontinued operations, net of tax	—	—	(211,078)
Depreciation and depletion	87,127	100,023	97,869
Amortization	—	3,197	28,719
Accretion	12,469	12,499	12,587
Asset impairment charges	—	659	698
Earnings from unconsolidated affiliates	(1,801)	(3,189)	(1,381)
Distributions of income from unconsolidated affiliates	5,250	35	4,000
Deferred income taxes	(11,224)	28,503	13,595
Tax agreement expense	19,854	19,669	—
Stock compensation expense	8,796	7,234	1,919
Marked-to-market adjustments	(2,275)	—	—
Other, net	11,506	4,718	750
Changes in operating assets and liabilities:
Accounts receivable, net	(30,074)	17,636	(3,358)
Inventories	(6,452)	(638)	(7,638)
Due to or from related parties	(37)	7,906	103,414
Other assets	4,436	(10,090)	(1,097)
Accounts payable and accrued expenses	26,327	27,040	28,890
Tax agreement liability	(9,409)	(1,685)	—
Asset retirement obligations	(7,506)	(5,938)	(4,855)

Net cash provided by operating activities from continuing operations	296,784	324,776	456,584

Investing activities
Purchases of property, plant and equipment	(142,722)	(91,639)	(119,742)
Investments in marketable securities	(75,228)	—	—
Initial payment on federal coal leases	(69,407)	—	—
Return of restricted cash	110,972	116,533	—
Restricted cash deposit	—	(218,425)	(80,180)
Change in cash advances to affiliate	—	—	(217,468)
Other	713	1,511	313

Net cash used in investing activities from continuing operations	(175,672)	(192,020)	(417,077)

Financing activities
Borrowings on long term debt	—	—	595,284
Principal payments on federal coal leases	(54,630)	(50,768)	(68,583)
Payment of debt issue costs	—	—	(26,585)
Proceeds from issuance of common stock	—	—	433,755
Distributions to former parent	—	(10,203)	(1,516,058)
Other	(2,343)	—	—

Net cash used in financing activities from continuing operations	(56,973)	(60,971)	(582,187)

Net cash provided by (used in) continuing operations	64,139	71,785	(542,680)
Cash flows from discontinued operations
Net cash from operating activities	—	—	36,029
Net cash from investing activities	—	—	759,032

Net cash provided by (used in) discontinued operations	—	—	795,061

Net increase in cash and cash equivalents	64,139	71,785	252,381
Cash and cash equivalents at beginning of period	340,101	268,316	15,935

Cash and cash equivalents at end of period	$404,240	$340,101	$268,316

Supplemental cash flow disclosures for continuing operations:
Interest paid	$62,792	$69,317	$17,606
Income taxes paid, net	$6,161	$9,120	$79,089
Supplemental noncash investing and financing activities from continuing operations:
Obligations to acquire federal coal leases and other mineral rights	$224,658	$—	$37,424
Noncash capital contributions from former parent	$—	$—	$158,400

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC
(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Revenues	$1,553,661	$1,370,761	$1,398,200

Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	1,151,117	978,914	933,489
Depreciation and depletion	87,127	100,023	97,869
Amortization	—	3,197	28,719
Accretion	12,469	12,499	12,587
Selling, general and administrative expenses	52,480	63,546	69,835
Asset impairment charges	—	659	698

Total costs and expenses	1,303,193	1,158,838	1,143,197

Operating income	250,468	211,923	255,003

Other income (expense)
Interest income	592	565	320
Interest expense	(33,762)	(46,917)	(5,992)
Other, net	2,105	157	9

Total other expense	(31,065)	(46,195)	(5,663)

Income from continuing operations before income tax provision and earnings from unconsolidated affiliates	219,403	165,728	249,340
Income tax (expense) benefit	(19,983)	780	(64,026)
Earnings from unconsolidated affiliates, net of tax	1,801	3,945	1,374

Income from continuing operations	201,221	170,453	186,688
Income from discontinued operations, net of tax	—	—	211,078

Net income	$201,221	$170,453	$397,766

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC
(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$404,240	$340,100
Restricted cash	71,245	182,072
Investments in marketable securities	75,228	—
Accounts receivable, net	95,247	65,173
Inventories	71,648	64,970
Deferred income taxes	30,648	15,069
Other assets	14,885	10,743

Total current assets	763,141	678,127
Noncurrent assets
Property, plant and equipment, net	1,350,135	1,008,337
Goodwill	35,634	35,634
Deferred income taxes	78,280	78,964
Other assets	29,773	38,305

Total assets	$2,256,963	$1,839,367

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$71,377	$81,842
Royalties and production taxes	136,072	127,038
Accrued expenses	51,799	46,777
Due to related parties	27,420	10,864
Current portion of federal coal lease obligations	102,198	54,630
Other liabilities	4,971	4,880

Total current liabilities	393,837	326,031
Noncurrent liabilities
Senior notes	596,077	595,684
Federal coal lease obligations, net of current portion	186,119	63,659
Asset retirement obligations, net of current portion	192,707	182,170
Other liabilities	42,795	32,564

Total liabilities	1,411,535	1,200,108

Commitments and Contingencies (Note 15)
Equity
Member's equity	864,042	653,917
Accumulated other comprehensive loss	(18,614)	(14,658)

Total member's equity	845,428	639,259

Total liabilities and member's equity	$2,256,963	$1,839,367

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC
(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Accumulated Other Comprehensive Income (Loss)	Managing Member's Equity	Rio Tinto Member's Equity	Total
Balances at December 31, 2008	$(4,508)	$—	$989,674	$985,166
Comprehensive income:
Net income	—	12,675	385,091	397,766
Decker pension adjustments	2,136	—	—	2,136
Retiree medical plan initiation and adjustment	(16,020)	—	—	(16,020)

Total comprehensive income	(13,884)	12,675	385,091	383,882
Stock compensation	—	—	1,180	1,180
Cash distribution to former parent	—	—	(8,477)	(8,477)
Costs incurred by affiliates	—	—	8,542	8,542
Distribution of Jacobs Ranch mine sale proceeds	—	—	(764,122)	(764,122)
IPO structuring transactions	—	—	(3,815)	(3,815)
Distribution of senior notes proceeds	—	—	(309,704)	(309,704)
RTEA deconsolidation	(2,624)	—	108,541	105,917
Transfer between members	—	204,182	(204,182)	—

Balances at December 31, 2009	(21,016)	216,857	202,728	398,569
Comprehensive income:
Net income	—	86,993	83,460	170,453
Postemployment benefit adjustment, net of tax	(1,887)	—	—	(1,887)

Total comprehensive income	(1,887)	86,993	83,460	168,566
Adjustment to beginning balance, deferred tax asset	—	980	915	1,895
Distribution	—	(10,926)	(10,203)	(21,129)
Change in ownership allocation	—	99	(99)	—
Establishment of deferred taxes	8,245	83,113	—	91,358
Effects of Secondary Offering	—	276,801	(276,801)	—

Balances at December 31, 2010	(14,658)	653,917	—	639,259
Comprehensive income:
Net income	—	201,221	—	201,221
Postemployment benefit adjustment, net of tax	(3,956)	—	—	(3,956)

Total comprehensive income	(3,956)	201,221	—	197,265
Tax impact of Secondary Offering	—	9,066	—	9,066
Distribution	—	(162)	—	(162)

Balances at December 31, 2011	$(18,614)	$864,042	$—	$845,428

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC
(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$201,221	$170,453	$397,766
Income or loss from discontinued operations, net of tax	—	—	(211,078)
Depreciation and depletion	87,127	100,023	97,869
Amortization	—	3,197	28,719
Accretion	12,469	12,499	12,587
Asset impairment charges	—	659	698
Earnings from unconsolidated affiliates	(1,801)	(3,945)	(1,381)
Distributions of income from equity investments	5,250	35	4,000
Deferred income taxes	18,778	(780)	9,546
Stock compensation expense	—	—	1,919
Marked-to-market adjustments	(2,275)	—	—
Other, net	11,506	4,717	750
Accounts receivable, net	(30,074)	17,636	(3,358)
Inventories	(6,452)	(638)	(7,638)
Due to or from related parties	(6,858)	19,309	102,524
Other assets	(1,908)	(4,178)	(207)
Accounts payable and accrued expenses	17,470	22,652	28,723
Asset retirement obligations	(7,506)	(5,938)	(4,855)

Net cash provided by operating activities from continuing operations	296,947	335,701	456,584

Investing activities
Purchases of property, plant and equipment	(142,722)	(91,639)	(119,742)
Initial payment on federal coal leases	(69,407)	—	—
Return of restricted cash	110,972	116,533	—
Restricted cash deposit	—	(218,425)	(80,180)
Change in cash advances to affiliate	—	—	(217,468)
Investment in marketable securities	(75,228)	—	—
Other	713	1,511	313

Net cash used in investing activities from continuing operations	(175,672)	(192,020)	(417,077)

Financing activities
Borrowings on long term debt	—	—	595,284
Principal payments on federal coal leases	(54,630)	(50,768)	(68,583)
Payment of debt issuance costs	—	—	(26,585)
Member distributions	(162)	(21,129)	(1,082,303)
Other	(2,343)	—	—

Net cash used in financing activities from continuing operations	(57,135)	(71,897)	(582,187)

Net cash provided by (used in) continuing operations	64,140	71,784	(542,680)

Cash flows from discontinued operations
Net cash from operating activities	—	—	36,029
Net cash from investing activities	—	—	759,032

Net cash provided by discontinued operations	—	—	795,061

Net increase in cash and cash equivalents	64,140	71,784	252,381
Cash and cash equivalents at beginning of period	340,100	268,316	15,935

Cash and cash equivalents at end of period	$404,240	$340,100	$268,316

Supplemental cash flow disclosures for continuing operations:
Interest paid	$62,792	$69,317	$17,606
Income taxes paid, net	$—	$—	$79,089
Supplemental noncash investing and financing activities from continuing operations:
Obligations to acquire federal coal leases and other mineral rights	$224,658	$—	$37,424
Noncash capital contributions from former parent	$—	$—	$158,400

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

        We are one of the largest producers of coal in the U.S. and in the Powder River Basin ("PRB") based on 2011 coal sales. We operate some of the safest mines in the coal industry. According to Mine Safety and Health Administration ("MSHA") data, in 2011, we had one of the lowest employee all injury incident rates among the largest U.S. coal producing companies. We operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., and operate two of the four largest coal mines in the U.S. Our operations include three wholly-owned surface coal mines, two of which, the Antelope mine and the Cordero Rojo mine, are in Wyoming and one of which, the Spring Creek mine, is in Montana. We also own a 50% non-operating interest in a fourth surface coal mine in Montana, the Decker mine. We produce sub-bituminous thermal coal with low sulfur content and sell our coal primarily to domestic and foreign electric utilities.

        "Cloud Peak Energy," "we," "us," "our" or the "Company" refer collectively to Cloud Peak Energy Inc. ("CPE Inc."), Cloud Peak Energy Resources LLC ("CPE Resources") and their consolidated subsidiaries. Those terms also include RTEA (defined below) with respect to periods prior to the IPO (defined below), when RTEA was the parent company of CPE Resources and its subsidiaries. Unless separately stated, the notes herein relate to both CPE Inc. and CPE Resources.

        CPE Inc. was incorporated in Delaware on July 31, 2008 and had no business operations prior to November 19, 2009, when it acquired its coal business in connection with the initial public offering of its common stock ("IPO"). Prior to its IPO, CPE Inc. was a wholly-owned subsidiary of Rio Tinto America Inc. ("RTA") and was an indirect subsidiary of Rio Tinto plc, one of the largest mining companies in the world ("Rio Tinto"). CPE Inc. used the net proceeds from its IPO to repay a promissory note that was issued on November 19, 2009 in exchange for the managing member interest in CPE Resources from Rio Tinto Energy America Inc. ("RTEA"), a wholly-owned subsidiary of RTA that historically had operated Rio Tinto's western U.S. coal business. CPE Resources was formed as Rio Tinto Sage LLC on August 19, 2008 and was renamed CPE Resources in November 2009. RTEA was formed in March 1993 as Kennecott Coal Company and was renamed Rio Tinto Energy America Inc. in May 2006. Prior to the IPO, RTEA had contributed to CPE Resources substantially all of the assets used in Rio Tinto's western U.S. coal business. As used herein, "Rio Tinto" refers to Rio Tinto plc and Rio Tinto Limited and their direct and indirect subsidiaries, including RTEA and RTA.

        On December 15, 2010, CPE Inc. priced a secondary offering of its common stock on behalf of Rio Tinto. In connection with the secondary offering, CPE Inc. exchanged shares of common stock for the common membership units of CPE Resources held by Rio Tinto and completed the secondary offering on behalf of Rio Tinto (the "Secondary Offering"), resulting in a divestiture of 100% of Rio Tinto's holdings in CPE Resources. As a result of this transaction, CPE Resources became a wholly-owned subsidiary of CPE Inc., and Rio Tinto no longer holds an interest in CPE Resources.

2. Basis of Presentation

        CPE Inc. conducts all of its business through CPE Resources and its subsidiaries. CPE Inc.'s consolidated financial statements are substantially identical to CPE Resources's financial statements, with the following exceptions:

  •
  Tax Receivable Agreement (see Note 10) and deferred tax assets relating thereto (see Note 16)

  •
  Equity-based compensation (see Note 17)

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation (Continued)

  •
  Noncontrolling interest (see Note 18)

  •
  Earnings per share (see Note 19)

  •
  Parent company only financial information (see Note 22)

  •
  Supplemental guarantor information (see Note 24)

Principles of Consolidation

        Our consolidated financial statements present the financial position, results of operations and cash flows of our business, which was controlled by Rio Tinto, through RTEA, prior to the IPO and by CPE Inc. thereafter. For dates and periods prior to the IPO, our consolidated financial statements present RTEA as the parent company (the "former parent") and reflect allocations of certain costs incurred by other Rio Tinto affiliates. For dates and periods following the IPO but preceding the Secondary Offering, our consolidated financial statements present CPE Inc. as the parent company and present Rio Tinto's remaining interest in CPE Resources as a noncontrolling interest. Dates and periods following the Secondary Offering present CPE Inc. as the sole owner in CPE Resources.

        We consolidate the accounts of entities in which we have a controlling financial interest under the voting control model and consolidate the accounts of variable interest entities for which we are the primary beneficiary. We account for our 50% non-operating interest in Decker Coal Company ("Decker") using the proportionate consolidation method, whereby our share of Decker's assets, liabilities, revenues and expenses are included in our consolidated financial statements. Investments in other entities that we do not control but have the ability to exercise significant influence over the investee's operating and financial policies, are accounted for under the equity method. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP"). All intercompany balances and transactions have been eliminated in the consolidated financial statements.

        Due to the tabular presentation of rounded amounts, certain tables reflect insignificant rounding differences.

Initial Public Offering, Related IPO Structuring Transactions, and Secondary Offering

Initial Public Offering, Related IPO Structuring Transactions

        In anticipation of an IPO or divestment transaction, substantially all assets used in Rio Tinto's western U.S. coal business were transferred to CPE Resources during 2008 and 2009, including Cloud Peak Energy Services Company (formerly known as Rio Tinto Energy America Services Company) ("CPESC"), which employs personnel who operate the business of CPE Resources. On November 17, 2009, CPE Resources declared a cash distribution to RTEA in anticipation of its senior notes offering (see Note 11). CPE Resources made payments to RTEA totaling $309.7 million pursuant to this declaration and a related working capital adjustment prior to December 31, 2009. These distributions were charged to former parent's equity. On November 19, 2009, CPE Inc. completed the initial public offering of its common stock. The IPO resulted in the issuance of 30,600,000 shares at an offering price of $15.00 per share and generated net proceeds of $433.8 million, after deducting offering costs of $25.2 million. CPE Inc. used the net proceeds to repay a promissory note that was issued to acquire

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation (Continued)

from RTEA 30,600,000 common membership units in CPE Resources, representing 51.0% of the 60,000,000 common membership units outstanding as of November 19, 2009. RTEA and a Rio Tinto affiliate retained the remaining 49.0% interest in CPE Resources. The CPE Resources limited liability company agreement was amended in connection with the IPO to designate CPE Inc. as the managing member of CPE Resources. As amended, the limited liability company agreement provided for CPE Inc., as managing member, to control the activities of CPE Resources.

        In connection with the IPO, CPE Inc., CPE Resources, RTEA and other Rio Tinto affiliates entered into transactions pursuant to several agreements that affected certain existing obligations of the respective parties and required adjustments to certain assets and liabilities of CPE Resources. These transactions were arranged while the parties were under common control by Rio Tinto and, accordingly, were accounted for as equity transactions, resulting in a $3.8 million charge to former parent's equity.

        Following the IPO, CPE Inc. recognized deferred tax assets totaling $105.3 million based on the excess of the increased tax basis over the related carrying amount of the interest for financial reporting, which did not change as a result of the IPO structuring transactions. In addition, CPE Inc. and RTEA entered into a Tax Receivable Agreement, pursuant to which CPE Inc. generally is required to pay to RTEA 85% of the income tax savings that it realizes in the future from the increase in tax basis. See "Tax Receivable Agreement" in Note 10. CPE Inc. recognized an initial $54.5 million undiscounted liability for the amounts it expected to pay RTEA under this agreement. The increase in tax basis and the obligation pursuant to the Tax Receivable Agreement were arranged while CPE Inc. and RTEA were under common control by Rio Tinto. Accordingly, the $50.8 million net effect of these transactions was recognized in equity, including $4.4 million related to unrecognized pension and postretirement benefit costs, which were credited to several components of accumulated other comprehensive income, and the remainder of $46.4 million, which was credited to additional paid-in capital.

        CPE Inc. and RTEA were under common control by Rio Tinto at the time CPE Inc. acquired the controlling interest in CPE Resources from RTEA. In accordance with U.S. GAAP, we did not adjust the carrying amounts of the assets and liabilities of CPE Resources as a result of this transfer. The $433.8 million net proceeds from the IPO are reported in the consolidated statement of equity as increases in common stock and additional paid-in capital, and the corresponding payment to RTEA to repay a promissory note that was issued to acquire the controlling interest in CPE Resources is reported as a distribution in former parent's equity. These reported amounts exceed the carrying amount of the transferred interest in the underlying net assets of CPE Resources on the date of transfer by $38.7 million. Accordingly, the consolidated statement of equity reflects offsetting adjustments of $38.7 million to additional paid-in capital and former parent's equity to reduce the reported IPO proceeds and distribution amounts to reflect the carrying amounts of the underlying net assets of CPE Resources.

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

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation (Continued)

charge to accumulated other comprehensive loss was recorded to reflect the derecognition of certain tax benefits that RTEA previously had recognized in other comprehensive income.

Secondary Offering

        On December 15, 2010, CPE Inc. priced the Secondary Offering of 29,400,000 shares of its common stock on behalf of Rio Tinto. In connection with the Secondary Offering, we exchanged 29,400,000 shares of common stock for the common membership units of CPE Resources held by Rio Tinto and completed the Secondary Offering, resulting in a divestiture of 100% of Rio Tinto's holdings in CPE Resources. As a result of this transaction, CPE Resources became a wholly-owned subsidiary of CPE Inc., and Rio Tinto no longer holds any interest in CPE Resources. The elimination of Rio Tinto as a member resulted in the elimination of noncontrolling interest as of December 31, 2010. The statement of operations for the year ended December 31, 2010 presents the portion of income attributable to the noncontrolling interest through the date of the Secondary Offering and no income is attributable to the noncontrolling interest after the Secondary Offering. The Secondary Offering also resulted in an increase to the undiscounted future liability under the Tax Receivable Agreement of $123.6 million and an increase to our deferred income taxes net of valuation allowance of $93.6 million. See Note 10 for more information on the Tax Receivable Agreement.

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

        Prior to the IPO, RTEA was the primary beneficiary of CPESC, which was an indirect wholly-owned subsidiary of RTA. We determined that CPESC was a VIE, primarily because substantially all of CPESC's activities were conducted on behalf of RTEA. We determined that RTEA was the primary beneficiary of CPESC, because RTEA was the Rio Tinto affiliate that was most closely associated with CPESC. As a result, RTEA included CPESC in its consolidated financial statements prior to the IPO. In connection with the IPO structuring transactions, RTA contributed CPESC to CPE Resources and we consolidated CPESC based on voting control. Subsequent to the Secondary Offering, CPESC is consolidated as a wholly-owned subsidiary.

Pre-IPO Expense Allocations

        For periods prior to the IPO, our consolidated financial statements include allocations of certain general and administrative expenses incurred by RTA and other Rio Tinto affiliates. RTA provided

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation (Continued)

various services and other support to us, including tax, treasury, corporate secretary, legal, procurement, information systems and technology, human resources, accounting and insurance/risk management in the ordinary course of business. RTA charged us for such services on a unit cost or cost allocation basis, such as per invoice processed, proportion of information technology users, share of time or based on a combination of factors, including revenue, operating expenses and head count. Our consolidated financial statements for periods prior to the IPO also reflect allocations of Rio Tinto's headquarters costs, including costs for technology and innovation, corporate governance, community and external relations, investor relations, human resources and Rio Tinto's Energy and Minerals product group. The allocations were based on a percentage of operating expenses or revenue. We believe that the allocation methodologies reflected in these consolidated financial statements, as described above, were reasonable; however, the allocated expenses are not necessarily indicative of the expenses that would have been incurred if we had been a separate, independent entity.

        Our consolidated statements of operations include allocations of general and administrative expenses incurred by RTA and other Rio Tinto affiliates totaling $20.7 million for the year ended December 31, 2009, of which $15.8 million was included in selling, general and administrative expenses. The remaining $4.9 million was included in cost of product sold. Also included in selling, general and administrative expenses are costs incurred as a result of actions to divest RTEA, either through a trade sale or an initial public offering, of $18.3 million.

3. Critical and Significant Accounting Policies

Use of Estimates

        The preparation of our consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates in these consolidated financial statements include allowances for inventory obsolescence, the calculation of mineral reserves, equity-based compensation expense, workers' compensation claims, reserves for contingencies and litigation, useful lives of long-lived assets, postretirement employee benefit obligations, assumptions about the amount and timing of future cash flows and related discount rates used in determining asset retirement obligations ("AROs")and in testing long-lived assets and goodwill for impairment, the recognition and measurement of income tax benefits and related deferred tax asset valuation allowances, assumptions about the timing of future cash flows used in determining the tax agreement liability, and the fair value of financial instruments. Actual results could differ materially from those estimates.

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

        Coal sales contracts typically contain coal quality specifications. With coal quality specifications in place, the raw coal sold by us to the customer at the delivery point must be substantially free of magnetic material and other foreign material impurities, and crushed to a maximum size as set forth in the respective coal sales contract. Prior to billing the customer, price adjustments are made based on quality standards that are specified in the coal sales contract, such as British thermal unit factor, moisture, ash, and sodium content and can result in either increases or decreases in the value of the coal shipped.

        Transportation costs are included in cost of product sold, and amounts we bill to our customers for transportation are included in revenues.

Asset Retirement Obligations and Remediation Costs

        We recognize liabilities for AROs where we have legal obligations associated with the retirement of long-lived assets. We recognize AROs at the time the obligations are incurred. Our AROs generally are incurred when a mine site is disturbed by mining activities and as the extent of disturbance increases. AROs reflect costs associated with legally required mine reclamation and closure activities, including earthwork, vegetation, and demolition and are estimated based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Spending estimates are adjusted for estimated inflation and discounted at credit-adjusted, risk-free rates to arrive at a present value of estimated future reclamation costs. The ARO amount is capitalized as part of the related mining property upon initial recognition and is included in depreciation and depletion expense using the units-of-production method based on proven and probable reserves. As changes in estimates occur (such as changes in estimated costs or timing of reclamation activities resulting from mine plan revisions or new LBAs), the ARO liability and related asset are adjusted to reflect the updated estimates. Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense. Other costs related to environmental remediation are charged to expense as incurred. If a reduction of the ARO exceeds the carrying amount of the related asset retirement cost, the adjustment is recorded as a reduction of depletion expense.

Coal Reserves, Mineral Rights, and Federal Coal Leases

        We state our coal reserves at cost, less accumulated depletion. We compute depletion of coal reserves and mineral rights using the units-of-production method based on proven and probable

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Critical and Significant Accounting Policies (Continued)

reserves. Coal reserves and mineral rights are included in land, improvements and mineral rights in property, plant and equipment, net.

        Upon the award date of federal coal leases, pursuant to which payments are required to be paid in equal annual installments, we recognize an asset for the related mineral rights in property, plant and equipment and a corresponding liability for our future payment obligations in current and non-current liabilities. The amount recognized as an asset is the sum of the initial installment due at the effective date of the lease and the amount recognized in current and non-current liabilities, which reflects the present value of the remaining installments. We determine the present value of the remaining installments using an estimate of the credit-adjusted, risk-free rates that reflects our credit rating. Interest is recognized over the term of the lease based on the imputed interest rate that was used to determine the initial current and non-current liabilities amount on the effective date. Such interest may be capitalized while activities are in progress to prepare the acquired coal reserves for mining.

Income Taxes

        We account for income taxes using a balance sheet approach in accordance with U.S. GAAP. Deferred income taxes are provided for temporary differences arising from differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates expected to be in effect when the related taxes are expected to be paid or recovered. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized. In determining the appropriate valuation allowance, we consider projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies, and our overall deferred tax position. We recognize the benefit of uncertain tax positions at the greatest amount that is determined to be more likely than not of being realized. Interest and penalties related to income tax matters are included in income tax expense in the consolidated statements of operations.

Tax Agreement Liability

        In connection with the IPO structuring transactions and Secondary Offering (see Note 2), we recognized a liability for the estimated, undiscounted amounts that we expect to pay RTEA in future years pursuant to the Tax Receivable Agreement, which we generally refer to as the tax agreement liability. The actual amounts payable under this agreement are determined and paid annually, after CPE Inc. has filed its income tax returns for the prior year. The annual payments are determined based on the difference between (i) CPE Inc.'s actual income tax liability for the prior year, which reflects the effects of the increase in tax basis that resulted from its acquisition of interests in CPE Resources, and (ii) a hypothetical calculation of CPE Inc.'s tax liability that assumes no such increase in tax basis. The required annual payments are equal to 85% of the tax savings actually realized as a result of the tax basis increase. Our estimate of the tax agreement liability is based on forecasts of our future income tax payments, with and without the tax basis increase, over the anticipated life of our mining operations and reclamation activities, assuming no additional coal reserves are acquired. The assumptions used in our forecasts are consistent with assumptions used in determining the valuation allowance for our deferred tax assets and in other contemporaneous accounting measurements, such as our annual test of goodwill impairment. We revise our estimated tax agreement liability annually in conjunction with our annual life-of-mine planning process, which typically takes place in the third quarter, or more frequently when there are significant changes in circumstances, such as the acquisition of additional

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Critical and Significant Accounting Policies (Continued)

coal reserves. Future changes in our estimated tax agreement liability will be recognized in other expense in our consolidated statement of operations. See Note 10 for more information about the Tax Agreement Liability.

Significant Accounting Policies

Cash and Cash Equivalents

        We consider all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Money market funds that meet all qualifying criteria for a money market fund under the Investment Company Act of 1940 are considered to be cash equivalents.

Restricted Cash

        Restricted cash consists of cash and cash equivalents held in accounts that are subject to contractual restrictions on our ability to withdraw funds. We classify restricted cash as a current asset when we have the contractual right and economic ability to withdraw funds from the restricted cash account within one year from the balance sheet date. We may use restricted cash balances to collateralize surety bonds that secure our performance under certain of our reclamation obligations. Our surety bonds permit us to provide cash or letters of credit as collateral. In determining whether we have the ability to withdraw funds from restricted cash accounts, we consider the available capacity under our revolving credit facility, our forecasted cash flows, and other relevant information.

Investments in Marketable Securities

        Investments in marketable securities consist of highly-liquid, investment grade or better, instruments. Investments in marketable securities are recognized on the balance sheet at fair value. Changes in the fair value are recorded in "Other income (expense)" on the consolidated statements of operations each period using marked-to-market accounting.

Allowance for Doubtful Accounts Receivable

        We determine an allowance for doubtful accounts based on the aging of accounts receivable, historical experience, and management judgment. We write off accounts receivable against the allowance when we determine a balance is uncollectible and we no longer continue to actively pursue collection of the receivable. Based on our assessment of the above criteria, there was no allowance for doubtful accounts at December 31, 2011 and 2010.

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

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Critical and Significant Accounting Policies (Continued)

Inventories, Net

  Materials and Supplies

        We state materials and supplies at average cost. We establish allowances for excess or obsolete materials and supplies inventory based on prior experience and estimates of future usage.

  Coal Inventory

        We state our coal inventory, which consists of coal stockpiles that may be sold in their current condition or may be further processed prior to shipment to a customer, at the lower of cost or net realizable value. Net realizable value represents the estimated future sales price based on spot coal prices and prices under long-term contracts, less the estimated costs to complete production and bring the product to sale. The cost of coal inventory reflects mining costs incurred up to the point of stockpiling the coal and includes labor, supplies, equipment, applicable operating overhead, and depreciation, depletion, and amortization related to mining operations.

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

  Mine Development Costs

        We capitalize costs of developing new mines where proven and probable reserves exist. We amortize mine development costs using the units-of-production method based on proven and probable reserves that are associated with the property being developed. Costs may include construction permits and licenses; mine design; construction of access roads, slopes and main entries; and removing overburden and waste materials to access the coal ore body in a new pit prior to the production phase, which commences when saleable coal, beyond a de minimis amount, is produced. Where multiple pits exist at a mining operation, overburden removal costs are capitalized if such costs are for the development of a new area that is separate and distinct from the existing production phase mines. Overburden removal costs that relate to the enlargement of an existing pit are expensed as incurred. Overburden removal costs incurred during the production phase are included as a cost of inventory to

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Critical and Significant Accounting Policies (Continued)

be recognized in cost of product sold in the same period as the revenue from the sale of inventory. Additionally, mine development costs include the costs associated with AROs. Mine development costs are included in land, improvements, and mineral rights in property, plant and equipment, net.

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

  Exploration Costs

        We expense all direct costs incurred in identifying new resources and in converting resources to reserves at development and production stage projects. Exploration costs are included in cost of product sold and consisted of the following for the years ended December 31 (in thousands):

	2011	2010	2009
Exploration Costs	$484	$156	$1,237

Impairment

        We evaluate the recoverability of our long-lived assets when events or changes in circumstances indicate that the carrying amount of property, plant and equipment may not be recovered over its remaining service life. An asset impairment charge is recognized when the sum of estimated future cash flows associated with the operation and disposal of the asset, on an undiscounted basis, is less than the carrying amount of the asset. An impairment charge is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value is measured using discounted cash flows based on estimates of coal reserves, coal prices, operating expenses, and capital costs or by reference to observable comparable transaction or replacement cost data.

Intangible Assets

        We state intangible assets at cost, less accumulated amortization. Intangible assets consisted of the fair value assigned to favorable long-term coal supply contracts in connection with business combinations and were amortized based on deliveries over the terms of the contracts. These contracts expired and were fully amortized in 2010. Intangible assets were subject to evaluation for potential impairment if any event occurred or a change in circumstances indicates the carrying amount may not be recoverable. No impairment charges were recorded in the periods presented.

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

        In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (Topic 350)—Intangibles— Goodwill and Other. ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or on January 1, 2012 for us; however, early adoption is permitted. This pronouncement will not have a material effect on our results of operations, financial condition, or cash flows when adopted in 2012.

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

        As of December 31, 2011, we have not applied hedge accounting; therefore, changes in the fair value of the derivative financial instruments are recorded in "Other income (expense)" on the consolidated statements of operations each period using marked-to-market accounting.

Fair Value of Financial Instruments

        Our financial instruments included cash equivalents, restricted cash, accounts receivable, amounts due from related parties, accounts payable, and certain current liabilities. Due to the short-term nature of these instruments, we believe that their carrying amounts approximated fair value.

        As of December 31, 2011, we held certain cash equivalents, investments in marketable securities, and derivative financial instruments that we reported on our balance sheet at fair value. We categorize assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation. See Notes 7 and 9.

        In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (international financial reporting standards), which amends current fair value measurement disclosure requirements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This update requires the categorization by

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Critical and Significant Accounting Policies (Continued)

level for financial instruments not measured at fair value but for which disclosure of fair value is required. Disclosure of all transfers between Level 1 and Level 2, and additional disclosures for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs are required. The guidance is effective for interim and annual periods beginning after December 15, 2011, or on January 1, 2012 for us. The guidance will impact our disclosures, but it will not impact our results of operations, financial condition, or cash flows.

Pensions and Other Postretirement Benefits

        Our employees participate in defined contribution retirement plans, which require us to make contributions based on a percentage of compensation or to match employee contributions, subject to limitations. We recognize compensation expense for our required contributions as incurred.

        Our postretirement medical plan provides retiree medical benefits for our employees. We account for postretirement benefits other than pensions by accruing the costs of benefits to be provided over the employees' period of active service. These costs are determined on an actuarial basis.

        Decker's employees participate in a defined benefit retirement plan sponsored by Decker, which is accounted for in accordance with U.S. GAAP requirements for defined benefit pension plans.

        Prior to the IPO, our employees, which do not include Decker employees, participated in a defined benefit retirement plan sponsored by RTA. Periodic costs pertaining to this plan were allocated to us by RTA on a basis of projected benefit obligation with respect to financing costs and on the basis of actuarial determinations for current and prior service costs. Our employees ceased to participate in this plan as a result of the IPO, and we have not assumed any pension obligations associated with this plan.

        Prior to the IPO, our employees participated in a defined benefit postretirement welfare plan sponsored by RTA. This plan provided for retired employees and their beneficiaries and dependents who meet eligibility requirements to receive medical, dental and life insurance benefits, subject to certain cost-sharing features, such as deductibles and coinsurance. We recognized a net periodic postretirement benefit cost for our required contribution to this plan based on actuarial cost data and an allocation from RTA.

Other Comprehensive Income

        In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends current comprehensive income guidance. The update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, an entity will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for interim and annual periods beginning after December 15, 2011, or on January 1, 2012 for us. The guidance will impact our disclosures, but it will not impact our results of operations, financial condition, or cash flows.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Critical and Significant Accounting Policies (Continued)

Equity-Based Compensation

        We measure the cost of equity-based employee compensation based on the fair value of the award and recognize that cost over the period during which the recipient is required to provide services in exchange for the award, typically the vesting period. For equity awards, compensation cost is measured based on grant-date fair value of the award. The fair value of certain equity-based payment awards is estimated using a Black-Scholes-Merton option valuation model. Prior to the IPO, certain of our employees participated in equity-based compensation plans sponsored by Rio Tinto. As a result of the IPO, the awards granted by Rio Tinto became vested in accordance with the employee separation provisions contained in the original terms of the awards.

Earnings per Share

        We compute basic earnings per share by dividing net income by the weighted-average number of common stock outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares of common and potential dilutive common stock outstanding during the period. We apply the treasury stock method to determine potential dilutive common shares related to our stock options and non-vested stock awards. For periods prior to the Secondary Offering, we apply the if-converted method to determine potential dilutive common shares related to CPE Resources common membership units that are convertible to CPE Inc. common stock.

Accrued Liabilities

  Contingent Liabilities

        We account for contingent liabilities related to litigation, claims, and assessments based on the specific facts and circumstances and our experience with similar matters. We record our best estimate of a loss when the loss is considered probable and the amount of loss is reasonably estimable. When a loss is probable and there is a range of the estimated loss with no best estimate in the range, we record our estimate of the minimum liability. As additional information becomes available, we revise our estimates as appropriate.

  Workers' Compensation

        For our employees in Wyoming, workers' compensation insurance is provided through a state funded program. We contribute to this program by applying the rate assessed by the state to gross payroll for the applicable employees, which is adjusted prospectively based on our workers' compensation historical incident rating.

        For our employees in Colorado and Montana, workers' compensation insurance is provided under a large-deductible workers' compensation program, which provides full coverage for any workers' compensation losses in excess of $250,000 per incident, including federal black-lung claims. Our liability related to the large deductible is recorded on the balance sheet using a fully developed actuarial estimate.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Critical and Significant Accounting Policies (Continued)

  Segment Information

        We review, manage, and operate our business as a single operating segment—the production of low sulfur, thermal coal from surface mines, located in the Western region of the U.S. within the PRB, which is sold to electric utilities and industrial customers.

4. Discontinued Operations

        There were no discontinued operations for the years ended December 31, 2011 and 2010.

Sale of Jacobs Ranch Mine

        Effective March 8, 2009, we entered into an agreement to sell our membership interest in Jacobs Ranch Coal LLC, which owned and operated the Jacobs Ranch coal mine, to Arch Coal, Inc. for cash consideration of $761.0 million, subject to certain adjustments as of the closing date. The sale closed on October 1, 2009, resulting in gross sales proceeds of $768.8 million, which were distributed to RTA, and a pretax gain on sale of $264.8 million. The Jacobs Ranch mine was classified as held for sale and reported as discontinued operations as of March 1, 2009. As a result, the consolidated financial statements report the financial position, results of operations and cash flows of the Jacobs Ranch mine as discontinued operations in all periods presented. Included in Jacobs Ranch mine revenues in the table below are sales to our other subsidiaries of $21.9 million for the year ended December 31, 2009. Sales of coal to our other subsidiaries continued after the closing date under contracts that terminated upon completion of all required shipments in 2010. We determined that our purchases from the mine after the closing date do not represent significant continuing involvement based primarily on the immateriality of the expected purchases compared to the expected production of the mine and the short duration of the contracts.

        Income from discontinued operations, net of tax, presented in the consolidated statements of operations consists of the following for the year ended December 31, 2009 (in thousands):

2009
Jacobs Ranch Mine
Revenues	$368,640
Costs and expenses	304,030

Income from discontinued operations, before gain on sale and income taxes	64,610
Gain on sale	264,767
Income tax expense	(118,299)

Income from discontinued operations, net of taxes	$211,078

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Inventories

        Inventories, net, consisted of the following at December 31(in thousands):

	2011	2010
Materials and supplies	$67,461	$60,326
Less: Obsolescence allowance	(643)	(586)

Material and supplies, net	66,818	59,740
Coal inventory	4,830	5,230

Inventories, net	$71,648	$64,970

        We recognized a provision to increase the obsolescence allowance and charged inventory costs to the obsolescence allowance for the years ended December 31 (in thousands):

	2011	2010	2009
Provision to increase the obsolescence allowance	$535	$976	$973
Inventory costs charged to the obsolescence allowance	$478	$1,709	$897

6. Equity Method Investments

        Equity method investments include our 50% equity investment in Venture Fuels Partnership, a coal marketing company, and are included in other noncurrent assets and have a carrying amount of the following at December 31 (in thousands):

	2011	2010
Equity method investments	$6,858	$9,397

        During the year ended December 31, 2011, we recognized $2.8 million in income and received $5.3 million in distributions related to our investment in Venture Fuels Partnership.

7. Derivatives

        We are exposed to various types of risk in the normal course of business, including fluctuations in commodity prices. In most cases, commodity price risk related to the sale of coal is mitigated through the use of long-term, fixed-price contracts rather than financial instruments; however, during 2011, we commenced the use of derivative financial instruments consisting entirely of commodity contracts to manage certain exposures to commodity prices.

        All of our derivative financial instruments are recognized in the balance sheet at fair value. As of December 31, 2011, we have not applied hedge accounting; therefore, changes in the fair value of the derivative financial instruments are recorded in "Other income (expense)" on the consolidated statements of operations each period using marked-to-market accounting.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Derivatives (Continued)

        At December 31, 2011, we held derivatives for risk management purposes as follows (in thousands):

Year of Settlement	Notional Amount	Asset	Liability	Other Income
	(tons)
2012	215	$1,090	$—	$1,090
2013	322	$1,185	$—	$1,185

        There were no derivative financial instruments as of December 31, 2010. See also Note 9 for a discussion related to the fair value of derivative financial instruments.

8. Property, Plant and Equipment

        Property, plant and equipment, net consisted of the following at December 31 (in thousands):

	2011	2010
Land and improvements	$303,322	$269,581
Mineral rights(1)	1,012,669	660,037
Mining equipment	814,177	777,240
Construction in progress	18,616	9,081
Other equipment	61,465	59,143
Buildings and improvements	71,246	69,267

Total	2,281,495	1,844,349
Less: accumulated depreciation and depletion	(931,360)	(836,012)

Property, plant and equipment, net	$1,350,135	$1,008,337

(1)
Includes mineral rights of $743.2 million and $319.3 million at December 31, 2011 and 2010, respectively, attributable to areas where we were not yet engaged in mining operations and, therefore, the coal reserves were not being depleted.

        During the years ended December 31, interest costs capitalized on mine development and construction projects totaled the following (in thousands):

	2011	2010	2009
Interest costs capitalized	$44,883	$24,487	$15,484

9. Fair Value of Financial Instruments

        Our financial instruments included cash and cash equivalents, restricted cash, accounts receivable, amounts due from related parties, accounts payable, and certain current liabilities. Due to the short-term nature of these instruments, we believe that their carrying amounts approximated fair value.

        As of December 31, 2011, we held investments in marketable securities and derivative financial instruments that we reported on our balance sheet at fair value. We use a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Fair Value of Financial Instruments (Continued)

inputs utilized in the valuation. The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

  •
  Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include investments in trading securities, primarily asset-backed securities.

  •
  Level 2 is defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets and liabilities include derivative financial instruments (coal) with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.

  •
  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We have no Level 3 investments as of December 31, 2011 or 2010.

        The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheets (in thousands):

	Fair Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$238,812	$—	$—	$238,812
Commercial paper and short term marketable securities(1)	$—	$45,897	$—	$45,897
Derivative financial instruments	$—	$2,275	$—	$2,275
Investments in marketable securities	$—	$75,228	$—	$75,228

	Fair Value at December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$150,348	$—	$—	$150,348

(1)
Included in cash and cash equivalents in the consolidated balance sheets along with $119 million and $189.9 million of demand deposits at December 31, 2011 and 2010, respectively.

        We did not have any transfers between levels during the years ended December 31, 2011 and 2010. Our policy is to value all transfers between levels using the beginning of period valuation.

10. Tax Receivable Agreement (CPE Inc. only)

        In connection with the IPO, CPE Inc. entered into a Tax Receivable Agreement with Rio Tinto and recognized a liability for the undiscounted amounts that CPE Inc. estimated will be paid to Rio Tinto under this agreement. The amounts to be paid will be determined based on a calculation of future income tax savings that CPE Inc. actually realizes as a result of the tax basis increase that

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Tax Receivable Agreement (CPE Inc. only) (Continued)

resulted from the IPO and Secondary Offering transactions. Generally, CPE Inc. retains 15% of the realized tax savings generated from the tax basis step-up and Rio Tinto is entitled to the remaining 85%. Periodically, CPE Inc. adjusts the estimated liability to reflect an updated forecast of future taxable income and these adjustments, which could be significant, are reflected in CPE Inc.'s operating results. The assumptions reflected in CPE Inc.'s estimates involve significant judgment and are subject to substantial uncertainty about future events.

        The following table summarizes 2011 tax agreement liability activity:

	Tax Agreement Liability	Deferred Tax Assets
Beginning balance, December 31, 2010	$190,111	$69,006

Changes for the three months ended June 30, 2011	42,733	15,384
Changes for the three months ended September 30, 2011	(52,799)	(19,574)
Payments made	(9,409)	(3,387)

Ending balance	$170,636	$61,429

        During the three months ended June 30, 2011, the successful bids for the WAII North and WAII South Coal Tracts were considered triggering events for updating our estimates of the tax agreement liability. This resulted in an increase in the undiscounted estimated future liability due to Rio Tinto under the Tax Receivable Agreement, resulting in a charge to non-operating income for the three and six months ended June 30, 2011. Related adjustments to the net value of deferred tax assets were recorded through income tax benefit at June 30, 2011.

        During the three months ended September 30, 2011, CPE Inc. completed its 2010 federal income tax return filing process, which included a final determination of the amount of CPE Inc.'s increased tax basis in CPE Resources's assets recorded as a result of the Secondary Offering. By operation of the partnership income tax rules following Rio Tinto's exit from the partnership under the Secondary Offering, the future value attributable to the additional tax basis was recalculated and reduced. Correspondingly, the liability CPE Inc. expected to owe under the Tax Receivable Agreement at the time of the Secondary Offering decreased, resulting in a credit to additional paid-in capital as of September 30, 2011. Related adjustments to the net value of deferred tax assets were recorded as a debit to additional paid-in capital as of September 30, 2011.

        Additionally, during the three months ended September 30, 2011, CPE Inc. completed its annual update of its most recent operating plans and calculation of the resulting estimated future taxable income. Because of the reduced future tax value expected to be received as explained above, there was a decrease in the estimated liability due to Rio Tinto under the Tax Receivable Agreement, resulting in a benefit to non-operating income for the three months ended September 30, 2011. Related adjustments to the net value of deferred tax assets are recorded through income tax expense.

        As of December 31, 2011, CPE Inc. recognized a total $170.6 million undiscounted liability for its estimated payments to Rio Tinto under the Tax Receivable Agreement, of which $19.1 million and $151.5 million were classified as current and noncurrent, respectively. The estimated liability was based on forecasts of future taxable income over the anticipated life of the mining operations and reclamation

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Tax Receivable Agreement (CPE Inc. only) (Continued)

activities, assuming no additional coal reserves are acquired. The amounts to be paid will be determined based on a calculation of future income tax savings that CPE Inc. actually realizes as a result of the tax basis increase that resulted from the IPO and Secondary Offering transactions.

        The assumptions used in CPE Inc.'s forecasts are subject to substantial uncertainty about future business operations and the actual amount and timing of payments that are required to be made under the Tax Receivable Agreement could differ materially from our estimates. Based on our estimates as of December 31, 2011, CPE Inc. is expected to make payments of $19.1 million in 2012 and payments averaging approximately $19 million each year during 2013 to 2016 and additional payments in subsequent years. CPE Inc. is obligated to make these payments and expects to obtain funding for these payments by causing CPE Resources to distribute cash to CPE Inc. CPE Inc.'s payments under the Tax Receivable Agreement would be greater if CPE Resources generates taxable income significantly in excess of its current estimated future taxable income over the anticipated life of its mines, for example, because CPE Resources acquires additional coal leases beyond its existing coal leases and, as a result, CPE Inc. realizes the full tax benefit of such increased tax bases (or an increased portion thereof). Required payments under the Tax Receivable Agreement also may increase or become accelerated as a result of certain asset transfers outside the ordinary course of business, a change in control of CPE Resources, or a default by CPE Inc.

11. Long-Term Debt

        Long-term debt consisted of the following at December 31 (in thousands):

	2011			2010
	Principal	Carrying Value	Fair Value(1)	Principal	Carrying Value	Fair Value
8.25% Senior Notes due 2017, net of $1,979 unamortized discount	$300,000	$298,237	$327,750	$300,000	$298,021	$323,250
8.50% Senior Notes due 2019, net of $2,337 unamortized discount	300,000	297,841	327,750	300,000	297,663	327,000

Total long-term debt	$600,000	$596,077	$655,500	$600,000	$595,684	$650,250

(1)
The fair value of the senior notes was based on observable market inputs.

        Interest expense under financing arrangements, net of amounts capitalized, for the years ended December 31 totaled (in thousands):

	2011	2010	2009
Interest expense	$33,866	$46,938	$5,992

Senior Notes

        On November 25, 2009, CPE Resources and its wholly-owned subsidiary, Cloud Peak Energy Finance Corp., issued the 8.25% Senior Notes due 2017 ("2017 Notes") and the 8.5% Senior Notes due 2019 ("2019 Notes"), which we refer to collectively as the "senior notes," in accordance with

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-Term Debt (Continued)

Rule 144A of the Securities Act of 1933, as amended. There are no mandatory redemption or sinking fund payments for the senior notes and interest payments are due semi-annually on June 15 and December 15, which commenced on June 15, 2010. Subject to certain limitations, we may redeem the 2017 Notes by paying specified redemption prices in excess of their principal amount prior to December 15, 2015, or by paying their principal amount thereafter. Similarly, we may redeem the 2019 Notes by paying specified redemption prices in excess of their principal amount prior to December 15, 2017, or by paying their principal amount thereafter.

        Debt issuance costs of approximately $14.2 million were incurred in connection with the issuance of the senior notes. These costs were deferred and are being amortized to interest expense over the respective terms of the senior notes using the effective interest method. Unamortized debt issuance costs included in noncurrent other assets totaled the following at December 31 (in thousands):

	2011	2010
Unamortized debt issuance costs	$11,613	$12,793

        The senior notes are jointly and severally guaranteed by all of our existing and future restricted subsidiaries that guarantee our debt under our credit facility. See "Senior Secured Revolving Credit Facility" below. Substantially all of our consolidated subsidiaries, excluding Decker in which CPE Resources holds a 50% non-operating interest, are considered to be restricted subsidiaries and guarantee the senior notes.

        The indenture governing the senior notes, among other things, limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness and issue preferred equity; pay dividends or distributions; repurchase equity or repay subordinated indebtedness; make investments or certain other restricted payments; create liens; sell assets; enter into agreements that restrict dividends, distributions, or other payments from restricted subsidiaries; enter into transactions with affiliates; and consolidate, merge, or transfer all or substantially all of their assets and the assets of their restricted subsidiaries on a combined basis.

        Upon the occurrence of certain transactions constituting a "change in control" as defined in the indenture, holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

Senior Secured Revolving Credit Facility

        On June 3, 2011, CPE Resources entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with Morgan Stanley Senior Funding, Inc., as administrative agent, and a syndicate of lenders.

        The Amended Credit Agreement establishes a commitment to provide us with a $500 million senior secured revolving credit facility, which can be used to borrow funds or issue letters of credit. Subject to the satisfaction of certain conditions, we may elect to increase the size of the revolving credit facility and/or request the addition of one or more new tranches of term loans in a combined amount of up to $200 million. Our obligations under the credit facility are secured by substantially all of CPE Resources's assets and substantially all of the assets of certain of CPE Resources's subsidiaries, subject to certain permitted liens and customary exceptions for similar coal financings. Our obligations under

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-Term Debt (Continued)

the credit facility are also supported by a guarantee by CPE Resources's domestic restricted subsidiaries. The credit facility matures on June 3, 2016. As of December 31, 2011, letters of credit totaling $10.5 million and no cash borrowings were outstanding under the credit facility. The letters of credit are used as collateral to secure our obligations to reclaim lands used for mining. See Note 15 for additional information.

        The Amended Credit Agreement replaced our previous $400 million revolving credit facility agreement dated November 25, 2009. There were no borrowings outstanding under the previous credit facility at the time of replacement or at December 31, 2010. Lender fees and costs of $15.9 million were incurred in connection with the execution of the original credit facility. These costs were being amortized to interest expense over the term of the credit facility using the straight-line method. At the time of refinancing, we recorded a charge of $1.0 million to write off certain deferred financing costs as certain banks of the syndicate changed and recorded $2.2 million of new deferred financing costs. The aggregate deferred financing costs are being amortized on a straight-line basis to interest expense over the five-year term of the Amended Credit Agreement.

        Unamortized fees and costs were included in noncurrent other assets and totaled the following at December 31 (in thousands):

	2011	2010
Unamortized debt issuance costs	$9,927	$11,740

        Loans under the credit facility bear interest at the London Interbank Offered Rate ("LIBOR") plus an applicable margin of between 1.75% and 2.50%, depending on CPE Resources's leverage ratio. We pay the lenders a commitment fee between 0.25% and 0.50% per year, depending on CPE Resources's leverage ratio, on the unused amount of the credit facility. Letters of credit issued under the credit facility, unless drawn upon, incur a per annum fee from the date at which they are issued between 1.75% and 2.50% (2.50% at December 31, 2011) depending on CPE Resources's leverage ratio. Letters of credit that are drawn upon are converted to loans. In addition, in connection with the issuance of a letter of credit, we are required to pay the issuing bank a fronting fee of 0.25% per annum.

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

        The Amended Credit Agreement also requires us to comply with non-financial covenants that restrict certain corporate activities. These covenants include restrictions on our ability to incur additional debt and pay dividends, among other restrictive covenants. The Amended Credit Agreement also contains customary events of default with customary grace periods and thresholds. Our ability to

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-Term Debt (Continued)

access the available funds under the credit facility may be impaired in the event that we do not comply with the covenant requirements or if we default on our obligations under the Amended Credit Agreement. At December 31, 2011, we were in compliance with the covenants contained in our Amended Credit Agreement.

Future Maturities

        Aggregate future maturities of long-term debt as of December 31, 2011 are as follows (in thousands):

2017 and thereafter	$600,000
Less discount on senior notes	(3,923)

Total long term debt	$596,077

12. Other Long-Term Obligations

Federal Coal Lease Obligations

        At December 31, federal coal lease obligations comprise (in thousands):

	2011	2010
Federal coal lease obligations, current	$102,198	$54,630
Federal coal lease obligations, noncurrent	186,119	63,659

Total federal coal lease obligations	$288,317	$118,289

        Our federal coal leases, as reflected in the consolidated balance sheets, consist of discounted obligations payable to the Bureau of Land Management of the U.S. Department of the Interior (the "BLM").

        On May 11, 2011, we successfully won the lease sale of West Antelope II North ("WAII North") with a bid of $297.7 million, or approximately $0.85 per ton, based on the BLM's estimate of 350 million mineable tons. We submitted a payment for $59.5 million on May 11, 2011, and four additional payments in the same amount will be payable annually on July 1, the date of the lease award, beginning in 2012.

        On June 15, 2011, we successfully won the lease sale of West Antelope II South ("WAII South") with a bid of $49.3 million, or approximately $0.875 per ton, based on the BLM's estimate of 56 million mineable tons. We submitted a payment for $9.9 million on June 15, 2011, and four additional payments in the same amount will be payable annually on September 1, the date of the lease award, beginning in 2012.

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

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Other Long-Term Obligations (Continued)

        In addition to these obligations, the lease awards triggered updates to the ARO (see Note 13) and the Tax Receivable Agreement (see Note 10).

        As of December 31, we have federal coal lease payments, as follows (in thousands):

			2011		2010
Payment Dates	Annual Payment	Imputed Interest Rate	Carrying Value	Fair Value(1)	Carrying Value	Fair Value
December 1, 2007 - 2011	$3,980	6.80%	$—	$—	$3,728	$3,868
August 1, 2008 - 2012	$50,160	7.50%	46,661	48,867	90,068	96,447
May 1, 2009 - 2013	$9,620	8.70%	16,998	18,517	24,493	27,298
July 1, 2011 - 2015	$59,545	8.50%	192,892	215,796	—	—
September 1, 2011 - 2015	$9,862	8.50%	31,766	35,293	—	—

			$288,317	$318,473	$118,289	$127,613

(1)
The fair value of estimates for federal coal lease obligations were determined by discounting the remaining lease payments using a current estimate of the credit-adjusted, risk-free rate based on our current credit rating.

        Future payments on federal coal leases are as follows (in millions):

Year Ended December 31,
2012	$129.2
2013	79.0
2014	69.4
2015	69.4

Total	347.0
Less: imputed interest	58.7

Total principal payments	288.3
Less: current portion	102.2

Long-term federal coal leases payable	$186.1

        We recognize imputed interest on federal coal leases based on an estimate of the credit-adjusted, risk-free rate reflecting our estimated credit rating at the inception of the lease. Imputed interest on federal coal leases for the years ended December 31 was as follows (in thousands):

	2011	2010	2009
Imputed interest	$19,619	$11,672	$14,183

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Other Long-Term Obligations (Continued)

Other

        Other long-term obligations consist of obligations incurred in connection with the acquisitions of land and mineral rights. At December 31, we had the following purchase obligations with parties other than the BLM (in thousands):

	2011	2010
Purchase obligations, total	$6,567	$8,071
Interest rate	6% - 8%	6% - 8%

        The fair value of other long-term obligations approximated its carrying amount at December 31, 2011 and 2010.

13. Asset Retirement Obligations

        Changes in the carrying amount of our AROs were as follows (in thousands):

	2011	2010
Balance at January 1	$188,757	$181,419
Accretion expense	12,469	12,499
Revisions to estimated cash flows	5,913	777
Payments	(7,506)	(5,938)

Balance at December 31	199,633	188,757
Less current portion	(6,926)	(6,587)

Asset retirement obligation, net of current portion	$192,707	$182,170

        The above amounts exclude $5.3 million and $5.9 million of concurrent reclamation for the years ended December 31, 2011 and 2010, respectively.

        Revisions to estimated cash flows pertain to revisions in the estimated amount and timing of legally required reclamation activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages, and third-party unit costs as of December 31, 2011 and 2010. The successful federal coal lease awards during 2011 are included in the revisions to estimated cash flows as our Antelope mine's life is now expected to be approximately 12 years longer, which reduced the discounted value of the future liability. Reductions to AROs resulting from such revisions generally result in a corresponding reduction to the related asset retirement cost in property, plant and equipment, net. However, during the three months ended June 30, 2011, the increased life of the Antelope mine resulting from the WAII LBAs caused a decrease to the ARO liability that exceeded the carrying amount of the related asset retirement cost. The resulting non-cash credit reduced depreciation and depletion expense on the consolidated statements of operations by $15.7 million for the year ended December 31, 2011.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Employee Benefit Plans

        Our consolidated statements of operations include expenses in connection with employee benefit plans sponsored by CPE Inc. (subsequent to the IPO) and RTA (prior to the IPO), as follows for the years ended December 31 (in thousands):

	2011	2010	2009
CPE Inc. plans:
Defined contribution retirement plans	$12,496	$11,212	$757
Retiree medical plan	5,602	4,710	359

	18,098	15,922	1,116

RTA plans:
Defined contribution retirement plans	—	—	6,414
Defined benefit pension plan	—	—	2,608
Retiree medical plan	—	—	1,373

	—	—	10,395

Decker pension plan	672	626	892

Total	$18,770	$16,548	$12,403

CPE Inc. Plans

Defined Contribution Retirement Plans

        We sponsor two defined contribution plans to assist eligible employees in providing for retirement. Our employees may elect to contribute a portion of their salary on a pre- or post-tax basis to their accounts. We match all employee contributions up to 6% of eligible compensation. We also contribute an additional 6% of eligible compensation to employee accounts under one of the plans. All contributions are fully vested at the date of contribution. Total contributions for the years ended December 31 are as follows (in thousands):

	2011	2010	2009
Contributions	$12,496	$11,212	$757

Retiree Medical Plan

        We provide certain postretirement medical coverage for eligible employees (the "Retiree Medical Plan"). Employees who are 55 years old and have completed ten years of service with us generally are entitled to receive benefits under the Retiree Medical Plan, except for employees who were eligible at the date of the IPO to receive benefits under the RTA retiree medical plan and elect to receive such benefits. Our retiree medical plan grants credit for service rendered by our employees to RTA prior to the IPO.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Employee Benefit Plans (Continued)

        Net periodic postretirement benefit costs included the following components (in thousands):

	2011	2010	2009
Service cost	$3,016	$2,316	$252
Interest cost	1,281	989	107
Amortization of prior service cost	1,305	1,406	—

Net periodic postretirement benefit cost	$5,602	$4,711	$359

        We recognized a $16.6 million liability as of November 19, 2009, for our accumulated postretirement benefit obligation ("APBO") under the Retiree Medical Plan. The initial APBO amount reflects the cost of certain benefits attributable to services rendered by our employees prior to the initiation of the Retiree Medical Plan. The APBO for prior service cost was allocated between the controlling and noncontrolling interests in CPE Resources and charged to accumulated other comprehensive loss (see Note 18). These amounts will be recognized in net periodic postretirement benefit cost over the remaining period prior to the date the employees become eligible to receive benefits. At the time that we recognized the liability, we classified $1.3 million of the liability as current.

        At December 31, 2010, we remeasured and adjusted the liability for the APBO to $23.3 million, of which $37,000 is considered current and $23.2 million is included in noncurrent other liabilities in our consolidated balance sheet at December 31, 2010. The net increase of $6.9 million in the APBO for the period ended December 31, 2010, is attributable to $2.3 million in current period service cost, $1.0 million in interest costs and $3.6 million in increased costs associated with changes in actuarial assumptions.

        At December 31, 2011, we remeasured and adjusted the liability for the APBO to $33.2 million, of which $90,000 is considered current and $33.1 million is included in noncurrent other liabilities in our consolidated balance sheet at December 31, 2011. The net increase of $9.9 million in the APBO for the period ended December 31, 2011, is attributable to $3.0 million in current period service cost, $1.3 million in interest costs and $5.6 million in increased costs associated with changes in actuarial assumptions.

        We used the following assumptions in the measurement of the APBO for the years ended December 31:

	2011	2010
Discount rate	4.30%	5.51%
Health care cost trend rate assumed for next year	8.00%	8.50%
Ultimate health care cost trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2018

        To determine the discount rate, we matched our cash projections against the Citigroup Pension Discount Curve. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point increase in the assumed health care cost trend would increase net periodic postretirement benefit cost and the APBO by $654,000 and $4.2 million,

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Employee Benefit Plans (Continued)

respectively, and a one-percentage-point decrease in the rate would decrease net periodic postretirement benefit cost and the APBO by $540,000 and $3.5 million, respectively, as of December 31, 2011.

        Our estimated future benefit payments under the Retiree Medical Plan, which are net of estimated employee contributions and reflect expected future service, are as follows for the years ended December 31 (in thousands):

2012	$90
2013	173
2014	288
2015	445
2016	669
2017 - 2021	8,752

Decker Pension Plan

        Decker's employees participate in a defined benefit retirement plan sponsored by Decker. This plan does not have a material impact on our consolidated financial position, results of operations or cash flows. Our share of the funded status of the plan is reported in noncurrent other liabilities and was $5.4 million and $2.9 million at December 31, 2011 and 2010, respectively. Other comprehensive income or loss includes certain actuarial gains and losses that are reflected in the funded status of the plan, but have not been recognized in periodic benefit cost.

15. Commitments and Contingencies

Commitments

Operating Leases

        We occupy various facilities and lease certain equipment under various lease agreements. The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to December 31, 2011, are as follows (in thousands):

2012	$734
2013	676
2014	454
2015	454
2016	454
Thereafter	1,853

        Rental expenses for the years ended December 31 were as follows (in thousands):

	2011	2010	2009
Rent expense	$1,369	$1,158	$2,246

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

Purchase Commitments

        As of December 31, 2011, we had outstanding capital purchase commitments which consisted of (in thousands):

Capital commitments
Equipment	$8,637
Land	23,700
Supplies and services
Coal purchase commitments	$5,652
Transportation agreements	135,080
Materials and supplies	29,641

Contingencies

Litigation

  Caballo Coal Company Litigation—Spring Creek

        On September 16, 2009, Caballo Coal Company ("Caballo"), a subsidiary of Peabody Energy Corporation, commenced an action in Wyoming state court against Spring Creek Coal Company ("Spring Creek"), our wholly-owned subsidiary, asserting that Spring Creek repudiated its allegedly remaining obligation under a 1987 agreement to purchase an additional approximately 1.6 million tons of coal, for which it seeks unspecified damages. Spring Creek believes that it has meritorious defenses to the claim, including that Caballo breached the agreement by failing to make required deliveries in 2006 and 2007. Spring Creek also believes that it has meritorious counterclaims against Caballo. Settlement negotiations occurred for which an estimated range of immaterial results has been established in management's judgment. Settlement discussions are currently pending, and the parties have reached an understanding in principle to resolve this litigation with no material impact in management's judgment. Any final settlement remains subject to negotiation and execution of a definitive settlement agreement. If the pending settlement negotiations are not successful and the parties fail to enter a definitive settlement agreement and if the case is determined in an adverse manner to us, the payment of any judgment could be material to our results of operations.

  Other Legal Proceedings

        We are involved in other legal proceedings arising in the ordinary course of business and may become involved in additional proceedings from time to time. We believe that there are no other legal proceedings pending that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or an accrual within a particular fiscal period may adversely impact our results of operations for that period. In addition to claims and lawsuits against us, our LBAs, permits and other industry regulatory processes and approvals may also be subject to legal challenges that may adversely impact our mining operations and results. For example, the leases we acquired for the West Antelope II LBAs are subject to pending

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

legal challenges filed against the BLM and the Secretary of the Interior by environmental organizations.

Tax Contingencies

        Our income tax calculations are based on application of the respective U.S. federal or state tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax benefits when it is more likely than not a position will be upheld by the tax authorities. To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense. We are not potentially liable for income tax contingencies related to periods prior to the IPO, as the income taxes recognized in our consolidated financial statements for such periods were reported in RTA's consolidated income tax returns, and Rio Tinto has agreed to indemnify us for any claims related to such income taxes.

        Several audits involving our non-income based taxes currently are in progress. We have provided our best estimate of taxes and related interest and penalties due for potential adjustments that may result from the resolution of such tax audits.

Concentrations of Risk and Major Customer

        Approximately 81%, 83% and 84% of our revenues for the years ended December 31, 2011, 2010, and 2009, respectively, were under multi-year contracts which specify pricing terms. While the majority of the contracts are fixed-price contracts, certain contracts have escalation provisions for determining periodic price changes. No single customer accounted for 10% or more of revenues in 2011 or 2010. One customer, Texas Genco, accounted for revenues of $140.4 million (10.0% of consolidated revenues) for the year ended December 31, 2009. We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities. The credit risk is controlled through credit approvals and monitoring procedures.

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

        U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations. The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company, or provide a letter of credit, typically through a bank. Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws. As of December 31, 2011, we had $10.5 million of standby letters of credit and $568.1 million of surety bonds outstanding (including our proportional share of the Decker mine) to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes

        Our income from continuing operations before income tax provision and earnings (losses) from unconsolidated affiliates is earned solely in the U.S. For periods prior to the IPO, our consolidated financial statements reflect income taxes recognized by RTEA. See "Initial Public Offering, Related IPO Structuring Transactions, and Secondary Offering" in Note 2. RTEA was a member of an affiliated federal tax group and was party to a federal income tax sharing agreement with the other members of the affiliated federal income tax group. However, for the purposes of our consolidated financial statements, which were prepared on a carve-out basis, RTEA's current and deferred taxes were calculated on a stand-alone separate return basis. RTEA provided income taxes on substantially all pretax income reported in our consolidated financial statements for such pre-IPO periods. For periods following the IPO, CPE Inc. is required to file a separate federal corporate income tax return and recognizes income taxes on its pretax income, which for periods before the Secondary Offering consisted solely of its share (approximately 51%) of CPE Resources's pretax income. For periods following the Secondary Offering, CPE Inc. recognizes income tax expense on 100% of pretax income. Furthermore, subsequent to the Secondary Offering, CPE Resources is no longer treated as a partnership for income tax purposes and recognizes income taxes on a stand-alone, separate return basis.

CPE Inc.

        The income tax provision (benefit) for continuing operations consisted of the following for the years ended December 31 (in thousands):

	2011	2010	2009
Current:
Federal	$20,973	$3,478	$52,309
State	1,700	—	1,495

Total current	$22,673	$3,478	$53,804

Deferred:
Federal	(11,261)	27,961	14,044
State	37	543	401

Total deferred	(11,224)	28,504	14,445

Total income tax provision	$11,449	$31,982	$68,249

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

        The tax effects of temporary differences that result in deferred tax assets and deferred tax liabilities for continuing operations consisted of the following at December 31 (in thousands):

	2011	2010
Deferred income tax assets:
Property, plant and equipment	$62,379	$178,174
Accrued expense and liabilities	32,324	27,554
Pension and other postretirement benefits	13,126	8,884
Investment in joint venture partnerships	7,349	4,542
Accrued reclamation and mine closure costs	38,091	41,128
Contract rights	30,679	21,533
Tax agreement liability	61,429	69,006
Other	30,493	10,618

Total deferred income tax assets	275,870	361,439
Less valuation allowance	(33,903)	(94,572)

Net deferred income tax asset	241,967	266,867

Deferred income tax liabilities:
Inventories	(3,332)	(2,976)
Mineral rights	(67,938)	(93,383)
Other	(341)	(7,971)

Total deferred income tax liabilities	(71,611)	(104,330)

Net deferred income tax assets (liabilities)	$170,356	$162,537

        CPE Inc. reports differences between tax bases of assets and liabilities and the financial statement carrying amount of these items as deferred income tax assets and liabilities. Included in deferred income tax assets are amounts related to payments it expects to make pursuant to the Tax Receivable Agreement with RTEA, which is recognized as a liability in our consolidated financial statements. Also included in other deferred tax assets are net operating loss carryforwards of $15.1 million that expire in 2029 through 2031 and alternative minimum tax ("AMT") credits of $24.1 million that do not expire.

        Net deferred income tax assets related to continuing operations are classified in the consolidated balance sheets at December 31 as follows (in thousands):

	2011	2010
Net current deferred income tax assets	$37,528	$21,552
Net noncurrent deferred income tax assets	132,828	140,985

Net deferred income tax assets	$170,356	$162,537

        The future realization of deferred income tax assets that resulted from the increased tax basis arising from the IPO and the Secondary Offering depends on the existence of sufficient future taxable income. Based on our consideration of CPE Resources's historical operations, current forecasts of taxable income over the remaining lives of our mines, the availability of tax planning strategies, and

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

other factors, we determined that $170.4 million of the potential tax benefits are more likely than not to be realized at the statutory federal and state income tax rates. Accordingly, we have provided a $33.9 million valuation allowance to reduce our deferred tax assets to the amount that we determined is more likely than not to be realized.

        The effective tax rate for our continuing operations is reconciled to the U.S. federal statutory income tax rate for the years ended December 31 as follows:

	2011	2010	2009
United States federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.9	0.4	0.8
Percentage depletion deduction	(3.2)	(3.0)	(5.6)
Section 199 domestic manufacturing deduction	(0.3)	(0.1)	(1.6)
Change in valuation allowance	(25.4)	9.0	—
Noncontrolling interest	—	(18.9)	(1.5)
Prior year return-to-actual	(1.3)	(0.4)	—
Other	—	(0.1)	0.3

Effective tax rate	5.7%	21.9%	27.4%

        Our statutory income tax rate, including state income taxes, was approximately 36%. The difference from that rate for 2011 was primarily related to changes in our valuation allowance resulting from changes to our estimates of future taxable income. The rate from 2010 was different from the statutory rate primarily due to RTEA's noncontrolling interest for which CPE Inc. did not provide income taxes.

CPE Resources

        The income tax provision (benefit) for continuing operations consisted of the following for the years ended December 31 (in thousands):

	2011	2010	2009
Current:
Federal	$671	$—	$52,147
State	534	—	1,490

Total current	$1,205	$—	$53,637

Deferred:
Federal	17,340	(755)	10,100
State	1,438	(25)	289

Total deferred	18,778	(780)	10,389

Total income tax expense	$19,983	$(780)	$64,026

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

        The tax effects of temporary differences that result in deferred tax assets and deferred tax liabilities for continuing operations consisted of the following at December 31 (in thousands):

	2011	2010
Deferred income tax assets:
Property, plant and equipment	$62,379	$178,740
Accrued expense and liabilities	32,324	27,554
Pension and other postretirement benefits	13,126	8,884
Investment in joint venture partnerships	7,349	4,542
Accrued reclamation and mine closure costs	38,091	41,128
Contract rights	30,679	21,533
Other	30,495	10,555

Total deferred income tax assets	214,443	292,936
Less valuation allowance	(33,903)	(94,573)

Net deferred income tax asset	180,540	198,363

Deferred income tax liabilities:
Inventories	(3,332)	(2,976)
Mineral rights	(67,938)	(93,383)
Other	(342)	(7,971)

Total deferred income tax liabilities	(71,612)	(104,330)

Net deferred income tax assets (liabilities)	$108,928	$94,033

        CPE Resources reports differences between tax bases of assets and liabilities and the financial statement carrying amount of these items as deferred income tax assets and liabilities. Included in other deferred tax assets are net operating loss carryforwards of $15.1 million that expire in 2029 through 2031 and AMT credits of $24.1 million that do not expire.

        Net deferred income tax assets related to continuing operations are classified in the consolidated balance sheets at December 31 as follows (in thousands):

	2011	2010
Net current deferred income tax assets	$30,648	$15,069
Net noncurrent deferred income tax assets	78,280	78,964

Net deferred income tax assets	$108,928	$94,033

        The future realization of deferred income tax assets that resulted from the increased tax basis arising from the IPO and the Secondary Offering depends on the existence of sufficient future taxable income. Based on our consideration of CPE Resources's historical operations, current forecasts of taxable income over the remaining lives of our mines, the availability of tax planning strategies, and other factors, we determined that $108.9 million of the potential tax benefits are more likely than not to be realized at the statutory federal and state income tax rates. Accordingly, we have provided a

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

$33.9 million valuation allowance to reduce our deferred tax assets to the amount that we determined is more likely than not to be realized.

        The effective tax rate for our continuing operations is reconciled to the U.S. federal statutory income tax rate for the years ended December 31 as follows:

	2011	2010	2009
United States federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.9	—	0.7
Income not taxable to CPE Resources	—	(35.0)	(3.2)
Percentage depletion deduction	(2.9)	(0.2)	(5.6)
Section 199 domestic manufacturing deduction	(0.3)	(0.1)	(1.6)
Change in valuation allowance	(23.1)	0.6	—
Prior year return-to-actual	(0.6)	(0.8)	—
Other	0.1	—	0.4

Effective tax rate	9.1%	(0.5)%	25.7%

        Our statutory income tax rate, including state income taxes, was approximately 36%. The difference from that rate for 2011 was primarily related to adjustments to the valuation allowance resulting from changes to our estimates of future taxable income. The rate from 2010 was different from the statutory rate due to CPE Resources's change in status from an entity generally not subject to income taxes prior to the Secondary Offering to an entity that must now recognize taxes on a stand-alone, separate return basis.

17. Equity-Based Compensation (CPE Inc. only)

        Prior to the IPO, certain of our employees participated in equity-based compensation plans sponsored by Rio Tinto. In connection with the IPO, we adopted the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan ("LTIP"), which permits awards to our employees, which do not include Decker employees, and eligible non-employee directors. The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards. In May 2011, the stockholders approved increasing the pool of shares of CPE Inc.'s common stock authorized for issuance in connection with equity-based awards under the LTIP from 3.4 million shares to 5.5 million shares. As of December 31, 2011, 3.3 million shares were available for grant. Equity-based compensation expense is charged to CPE Resources through a management fee.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Equity-Based Compensation (CPE Inc. only) (Continued)

        Total equity-based compensation expense recognized primarily within selling, general, and administrative expenses in our consolidated statements of operations was as follows for the years ended December 31 (in thousands):

	2011	2010	2009
Rio Tinto sponsored plans	$—	$—	$2,288
CPE Inc. sponsored plan	8,796	7,234	785

Total equity-based compensation expense	$8,796	$7,234	$3,073

Restricted Stock

        We granted restricted stock and restricted stock units under the LTIP to eligible employees and directors. Generally, the related agreements provide that restricted stock issued will fully vest on the third anniversary of the grant date. However, the restricted stock will pro-rata vest sooner if a grantee terminates employment with or stops providing services to us because of death, disability, redundancy or retirement. The restricted stock will fully vest if an employee is terminated without cause within two years after a change in control occurs (as such term is defined in the LTIP). Restricted stock units are granted to our directors and vest upon their resignation or retirement.

        A summary of restricted stock award activity is as follows (in thousands):

	Number	Weighted Average Grant-Date Fair Value (per share)
Non-vested shares at January 1, 2010	849	$15.00
Granted	69	16.19
Forfeited	(40)	15.00
Vested	—	15.15

Non-vested shares at December 31, 2010	878	$15.09

Non-vested shares at January 1, 2011	878	$15.09
Granted	105	21.28
Forfeited	(39)	15.36
Vested	(8)	18.31

Non-vested shares at December 31, 2011	936	$15.75

        As of December 31, 2011 unrecognized compensation cost related to restricted stock awards was $4.7 million which will be recognized in future periods prior to vesting.

Performance-Based Share Units

        We have a long-term incentive program that allows for the award of performance share units which cliff vest after three years, subject to continued employment (with accelerated vesting upon a change in control). Performance-based share units granted represent the number of shares of common

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Equity-Based Compensation (CPE Inc. only) (Continued)

stock to be awarded based on the achievement of targeted performance levels related to pre-established total stockholder return goals over a three year period and may range from 0% to 200% of the targeted amount. The grant date fair value of the awards is based upon a Monte Carlo simulation and is amortized over the performance period.

        A summary of performance based share unit award activity is as follows (in thousands):

	Number	Weighted Average Grant-Date Fair Value (per share)
Non-vested units at January 1, 2011	—	$—
Granted	162	20.12
Forfeited	(3)	20.12
Vested	—	—

Non-vested units at December 31, 2011	159	$20.12

        As of December 31, 2011, unrecognized compensation cost related to performance based share units was $2.3 million which will be recognized in future periods prior to vesting.

Non-Qualified Stock Options

        On November 20, 2009, March 3, 2010 and March 8, 2011, we granted non-qualified stock options under the LTIP to certain employees. Generally, the agreements provide that any option awarded will become exercisable in three years. However, the option will become pro-rata exercisable sooner if a grantee terminates employment because of death, disability, redundancy or retirement. The option award will fully vest if an employee is terminated without cause within two years after a change in control occurs (as such term is defined in the LTIP). No option can be exercised more than ten years after the date of grant. Each award will be forfeited if the grantee terminates employment with or stops providing services to us for any reason other than those reasons noted above.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Equity-Based Compensation (CPE Inc. only) (Continued)

        A summary of non-qualified stock option activity is as follows (in thousands except per share amounts):

	Number	Weighted Average Exercise Price (per option)	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value(1)
Options outstanding at January 1, 2010	1,012	$15.00	9.89
Granted	59	16.20
Forfeited	(39)	15.00

Options outstanding at December 31, 2010	1,032	$15.07	8.91	$8,426

Options outstanding at January 1, 2011	1,032	$15.07	8.91
Granted	136	20.99
Forfeited	(30)	15.54

Options outstanding at December 31, 2011	1,138	$15.77	8.06	$4,240

(1)
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at year-end.

        As of December 31, 2011, we had $3.9 million of unrecognized compensation expense, net of estimated forfeitures, for non-vested stock options, which will be recognized as expense over the remaining weighted-average vesting period of approximately one year. As we have had no options exercised, we have no proceeds from stock issuances, no intrinsic value of stock options exercised, and no tax benefits related to equity-based compensation.

        We used the Black-Scholes-Merton option pricing model to determine the fair value of stock options. Determining the fair value of equity-based awards requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, and the associated volatility. As we have no historical exercise history, expected option life assumptions were developed using the simplified method as outlined in Topic 14, Share-Based Payment, of the Staff Accounting Bulletin Series. We utilized U.S. Treasury yields as of the grant date for our risk-free interest rate assumption, matching the treasury yield terms to the expected life of the option. We utilized a 6.5 year peer historical lookback to develop our expected volatility.

        The assumptions used to estimate the fair value of options granted on March 8, 2011, March 3, 2010 and November 20, 2009 are as follows:

	2011	2010	2009
Weighted-average fair value (per option)	$12.47	$9.34	$8.85
Assumptions:
Risk-free interest rate	2.9%	3.0%	2.9%
Expected option life	6.5 years	6.5 years	6.5 years
Expected volatility	59.5%	57.0%	59.0%

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Equity-Based Compensation (CPE Inc. only) (Continued)

Rio Tinto Plans

        Prior to the IPO, certain of our employees participated in Rio Tinto equity-based compensation plans. As a result of the IPO, the awards granted by Rio Tinto became vested, in full or on a pro-rata basis, in accordance with the employee separation provisions contained in the original terms of the awards. Our equity-based compensation expense for the year ended December 31, 2009 includes $936,000 as a result of the accelerated vesting of the Rio Tinto awards. Rio Tinto retained the obligation to settle the vested awards with our employees. As a result of the IPO, we reversed a $1.3 million accrued liability for the fair value of certain awards to be settled in cash and adjusted former parent's equity to reflect Rio Tinto's assumption of this liability. See "Initial Public Offering, Related IPO Structuring Transactions, and Secondary Offering" in Note 2.

Employee Stock Purchase Plan

        In May 2011, our stockholders approved the Cloud Peak Energy Inc. Employee Stock Purchase Plan ("ESPP"). Eligible employees are able to authorize payroll deductions on a voluntary basis to purchase shares of CPE Inc.'s common stock at a discount from the market price. A maximum of 500,000 shares of common stock have been reserved for sale under the ESPP. Employees are eligible to participate in the ESPP if employed by us for at least six months and have completed at least 1,000 hours of service per calendar year. Participating employees may contribute up to $200 of their eligible earnings during each pay period or $4,800 per plan year. The purchase price of common stock purchased under the ESPP is equal to the lesser of (i) 90% of the fair market value of CPE Inc.'s common stock on the offering date and (ii) 90% of the fair market value of CPE Inc.'s common stock on the last day of the annual option period.

        Purchase rights granted under the ESPP are valued using the Black-Scholes-Merton model. As of December 31, 2011, there was $0.3 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining period of eight months. Total compensation expense related to the ESPP was $0.1 million for the year ended December 31, 2011. No compensation expense was recognized in the year ended December 31, 2010 or 2009 related to the ESPP.

        The fair value of each purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

2011
Weighted-average fair value (per award)	$6.04
Assumptions:
Risk-free interest rate	0.1%
Expected option life	1.0
Expected volatility	43.0%

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Equity and Comprehensive Income

        Immediately prior to the IPO structuring transactions, RTEA and an affiliate held 60,000,000 common membership units in CPE Resources. See "Initial Public Offering, Related IPO Structuring Transactions, and Secondary Offering" in Note 2. In connection with the IPO, we purchased 30,600,000 of the common membership units from RTEA, which represented 51% of the outstanding units. The CPE Resources limited liability company agreement, as amended, requires that there must be a one-to-one ratio between the number of common membership units held by CPE Inc. and the number of shares of CPE Inc. common stock issued and outstanding and not held in treasury.

        Therefore, when we issued restricted stock pursuant to the LTIP or if options issued under the plan were exercised and new shares were issued, CPE Inc. acquired additional common membership units in order to maintain the one-to-one ratio. Any time that those restricted shares were forfeited; they were cancelled along with the related membership units. CPE Inc. is required to contribute any cash consideration received for issued shares, net of applicable withholding taxes, to CPE Resources. We issued 849,402 shares of restricted stock on the IPO date and subsequently cancelled 400 shares due to forfeitures (See Note 17). Further stock activity resulted in a net increase of the total common membership units issued and outstanding to 60,849,002 at December 31, 2009.

        Allocations of CPE Resources's net income or net losses are made at the end of each fiscal quarter pro rata based on the number of common membership units owned by each member, as compared to the total number of common membership units outstanding at the time of the allocation. In connection with the Secondary Offering, we exchanged 29,400,000 shares of common stock for the common membership units of CPE Resources held by Rio Tinto and completed the Secondary Offering resulting in a divesture of 100% of Rio Tinto's holdings in CPE Inc. Because CPE Inc. became the 100% holder of all membership units subsequent to the Secondary Offering, all CPE Resources income is now allocated to CPE Inc.

        Comprehensive income includes net income and other comprehensive income arising from activity related to our defined benefit employee benefit plans (see Note 14). The following table summarizes

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Equity and Comprehensive Income (Continued)

the allocation of total comprehensive income between the controlling and noncontrolling interests for the year ended December 31, (in thousands):

CPE Inc.

	2011	2010
	Total	Controlling Interest	Noncontrolling Interest	Total
Net income (loss)	$189,797	$33,737	$83,460	$117,197

Other comprehensive income (loss):
Decker pension adjustments	(1,885)	295	—	295
Retiree medical plan amortization of prior service cost	1,305	751	654	1,405
Retiree medical plan adjustment	(5,602)	(3,587)	—	(3,587)
Income taxes on retiree medical plan and pension adjustments	2,226	916	—	916

Total other comprehensive income	(3,956)	(1,625)	654	(971)

Total comprehensive income (loss)	$185,841	$32,112	$84,114	$116,226

CPE Resources

	2011	2010
	Total	Managing Member	Rio Tinto Members	Total
Net income (loss)	$201,221	$86,993	$83,460	$170,453

Other comprehensive income (loss):
Decker pension adjustments	(1,885)	295	—	295
Retiree medical plan amortization of prior service cost	1,305	751	654	1,405
Retiree medical plan adjustment	(5,602)	(3,587)	—	(3,587)
Income taxes on retiree medical plan adjustment	2,226	—	—	—

Total other comprehensive income	(3,956)	(2,541)	654	(1,887)

Total comprehensive income (loss)	$197,265	$84,452	$84,114	$168,566

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Equity and Comprehensive Income (Continued)

        The following table summarizes the allocation of total comprehensive income between the controlling and noncontrolling interests for the year ended December 31, (in thousands):

CPE Inc.

	2009
	Controlling Interest	Noncontrolling Interest	Total
Net income (loss)	$381,701	$11,849	$393,550

Other comprehensive income (loss):
Decker pension adjustments	1,104	1,032	2,136
Decker pension adjustments income tax	(397)	—	(397)
Retiree medical plan initiation	(8,587)	(8,028)	(16,615)
Retiree medical plan initiation income tax	3,091	—	3,091
Retiree medical plan adjustment	308	287	595
Income taxes on retiree medical plan adjustment	(111)	—	(111)

Total other comprehensive income	(4,592)	(6,709)	(11,301)

Total comprehensive income (loss)	$377,109	$5,140	$382,249

CPE Resources

	2009
	Managing Member	Rio Tinto Members	Total
Net income (loss)	$12,675	$385,091	$397,766

Decker pension adjustments	1,104	1,032	2,136
Retiree medical plan initiation	(8,587)	(8,028)	(16,615)
Retiree medical plan adjustment	308	287	595

Total other comprehensive income	(7,175)	(6,709)	(13,884)

Total comprehensive income (loss)	$5,500	$378,382	$383,882

19. Earnings Per Share (CPE Inc. Only)

        Prior to the IPO on November 19, 2009, our parent company and predecessor for financial reporting purposes was RTEA. In anticipation of the IPO, RTEA contributed substantially all of its assets and liabilities associated with our coal business to CPE Resources. The limited liability company agreement for CPE Resources was amended in connection with the IPO to increase the number of its common membership units to 60,000,000 units and to require a one-to-one ratio between the number of common membership units held by CPE Inc. and the number of outstanding shares of CPE Inc. common stock. Consequently, CPE Inc.'s acquisition of a 51% interest in CPE Resources resulted in the transfer of 30,600,000 common membership units to CPE Inc. and the issuance of 30,600,000 shares

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Earnings Per Share (CPE Inc. Only) (Continued)

of common stock to the public. We consider the effect of the equity restructuring transactions that occurred in connection with the IPO to be substantially similar to a stock split, where one share of RTEA stock, which prior to the IPO represented 100% ownership of the business of CPE Resources, became equivalent to 60,000,000 common membership units in CPE Resources. Pursuant to the one-to-one ratio requirements, CPE Inc. would have been required to have 60,000,000 shares of common stock outstanding if it had owned the 100% interest in CPE Resources that was held by RTEA, as former parent, prior to the IPO. Accordingly, we assume that 60,000,000 shares of common stock were outstanding during periods prior to the IPO for purposes of calculating basic and diluted earnings per share.

        On December 15, 2010, CPE Inc. priced the Secondary Offering of 29,400,000 shares of its common stock on behalf of Rio Tinto. In connection with the Secondary Offering, we exchanged 29,400,000 shares of common stock for the common membership units of CPE Resources held by Rio Tinto and completed the Secondary Offering, resulting in a divestiture of 100% of Rio Tinto's holdings in CPE Resources. As a result of this transaction, CPE Resources became a wholly-owned subsidiary of CPE Inc.

        The table below summarizes the calculation of basic earnings per share for the years ended December 31, (in thousands, except per share amounts):

	2011	2010	2009
Amounts attributable to controlling interest common stockholders:
Income from continuing operations	$189,797	$33,737	$170,623
Income from discontinued operations	—	—	211,078

Net income	$189,797	$33,737	$381,701

Earnings per share from continuing operations	$3.16	$1.06	$3.01
Earnings per share from discontinued operations	—	—	3.73

Basic earnings per share	$3.16	$1.06	$6.74

Weighted-average shares outstanding	60,004	31,889	56,617

        In conjunction with preparing our 2011 consolidated financial statements, we identified a clerical error in the computation of the 2010 weighted-average shares outstanding, which resulted in an understatement of earnings per share for the three months and twelve months ended December 31, 2010. The previously reported earnings per share balances for the three months and twelve months ended December 31, 2010 of $0.28 and $0.98, respectively, have been corrected to $0.36 and $1.06, respectively. This clerical error overstated the weighted-average shares outstanding balances, both basic and diluted, for each of these periods due to the inclusion of the 60,000,000 post-Secondary Offering shares outstanding from November 15, 2010 as opposed to the correct date of December 15, 2010. The previously reported weighted-average share outstanding balances for the three months and twelve months ended December 31, 2010 of 45.3 million shares and 34.3 million shares, respectively, have been corrected to 35.7 million shares and 31.9 million shares, respectively. We have assessed the impact

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Earnings Per Share (CPE Inc. Only) (Continued)

of these adjustments and determined that the error is immaterial to our 2010 consolidated financial statements and does not affect our 2011 consolidated financial statements.

        There were no dilutive potential shares of common stock prior to the IPO. Following the IPO, dilutive potential shares of common stock include restricted stock and options issued under the LTIP (see Note 17) and common stock that could have been issued in exchange for CPE Resources common membership units held by Rio Tinto members (see Note 18). We apply the treasury stock method to determine dilution from restricted stock and options, and apply the if-converted method to determine dilution from the exchange of common membership units. In applying the if-converted method, we assumed that the Rio Tinto entities exchanged all of their membership units in CPE Resources for an equivalent number of shares of CPE Inc. common stock. In this calculation, we increased the numerator to include CPE Resources income attributable to the noncontrolling interest and decreased the numerator to reflect the additional income tax expense that results from the attribution of additional CPE Resources income to CPE Inc.'s controlling interest in CPE Resources. The calculation of such additional income tax expense reflects our combined federal and state statutory rate of 36%.

        The following table summarizes the calculation of diluted earnings per share for the years ended December 31, (in thousands, except per share amounts):

	2011	2010	2009
Numerator for calculation of diluted earnings per share:
Income attributable to controlling interest stockholders	$189,797	$33,737	$170,623
Add back income attributable to the noncontrolling interest, net of estimated income taxes	—	—	7,583

Numerator for diluted income from continuing operations per share	189,797	33,737	178,206
Income from discontinued operations	—	—	211,078

Numerator for diluted net income per share	$189,797	$33,737	$389,284

Denominator for basic income per share—weighted-average shares outstanding	60,004	31,889	56,617
Dilutive effect of stock equivalents	633	—	—
Weighted-average common stock from assumed exchange of CPE Resources common membership units held by noncontrolling interest	—	—	3,383

Denominator for diluted earnings per share	60,637	31,889	60,000

Diluted earnings per share from continuing operations	$3.13	$1.06	$2.97
Diluted earnings per share from discontinued operations	—	—	3.52

Diluted earnings per share	$3.13	$1.06	$6.49

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Earnings Per Share (CPE Inc. Only) (Continued)

        For the years ended December 31, the following were excluded from the diluted earnings per share calculation because they were anti-dilutive (in thousands):

	2011	2010	2009
CPE Resources common membership units held by noncontrolling interest	—	25,695	—
Restricted stock	7	878	849
Options outstanding	73	1,032	1,012
Employee stock purchase plan	8	—	—

20. Related Party Transactions

        Related party activity consists primarily of coal sales to our equity method investment, Venture Fuels Partnership, and deliveries of coal to Rio Tinto under coal sales contracts entered with Rio Tinto prior to the Secondary Offering. For purposes of classifying related party transactions, we consider all agreements entered into with Rio Tinto prior to the Secondary Offering as related party transactions. As of November 2011, all material sales and support service agreements entered into with Rio Tinto prior to the Secondary Offering have been terminated.

        The following table summarizes related party transactions for the years ended December 31 (in thousands):

	2011	2010	2009
Transactions with Rio Tinto:
Credit arrangements and guarantee fees
Interest expenses paid to Rio Tinto	$—	$683	$1,187
Transitional support services
Rent expense paid to Rio Tinto	$—	$245	$367
Fees charged by CPE Resources for Colowyo mine support	$—	$—	$1,400
Other commercial transactions
Agency services fees paid to Rio Tinto	$712	$245	$—
Revenues from export sales agreements with Rio Tinto	$16,203	$8,569	$—
Other related party transactions:
Coal sales
Sales of coal to Venture Fuels Partnership	$20,461	$27,674	$21,434

Credit Arrangements and Guarantee Fees

        While we were a subsidiary of Rio Tinto, Rio Tinto served as guarantor of our surety bonds and certain letters of credit securing our obligations were issued on our behalf under Rio Tinto's credit facilities. As of December 31, 2010, we had obtained replacement surety bonds for all of the $445.5 million in bonds for which Rio Tinto had been the guarantor. Included in interest expense were

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Related Party Transactions (Continued)

fees Rio Tinto charged us in connection with transitional support of our credit arrangements for the years ended December 31, 2010 and 2009.

Transitional Support Services

        Following the IPO, Rio Tinto affiliates provided certain transitional support services to us pursuant to a transition services agreement. Costs incurred under this agreement are included in selling, general and administrative expenses.

        Following the distribution of our interests in Colowyo and the uranium mining venture, we provided certain transitional management and administrative support services to the distributed entities on a cost reimbursement basis. Fees for these transitional support services are included as a reduction in cost of product sold and selling, general, and administrative expenses for the year ended December 31, 2009. These transitional services were terminated in March 2009.

Coal Sales

        Included in revenues were sales of coal to Venture Fuels Partnership, a 50% owned coal marketing company.

Other Commercial Transactions

        Related party transactions for the year ended December 31, 2011 include the delivery of coal under arms-length commercial arrangements in the ordinary course of business with Rio Tinto and engaging Rio Tinto for agency services in connection with our export coal sales. As of November 2011, all material sales and support service agreements with Rio Tinto have been terminated.

        For additional related party transactions, see "Initial Public Offering, Related IPO Structuring Transactions, and Secondary Offering" and "Pre-IPO Expense Allocations" in Note 2.

21. Segment Information

        Our management reviews, manages and operates our business as a single operating segment—the production of low sulfur, thermal coal from surface mines, located in the Western region of the U.S. within the PRB, which is sold to electric utilities and industrial customers.

        The following table presents a summary of total revenues from external customers by geographic location for the years ended December 31 (in thousands):

	2011	2010	2009
United States	$1,257,604	$1,194,800	$1,271,738
Asia	287,236	163,030	95,997
Other	8,821	12,931	30,465

Total revenues from external customers	$1,553,661	$1,370,761	$1,398,200

        We attribute revenue to individual countries based on the location of the customer. Our sales to customers located outside of the United States are made primarily to customers in Asia and Canada.

        As of December 31, 2011, 2010, and 2009, all of our long-lived assets were located in the U.S. All of our revenues for the years ended December 31, 2011, 2010, and 2009 originated in the U.S.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. CPE Inc. (Parent Company Only) Financial Information

        Due to restrictions on CPE Resources's ability to pay dividends or transfer assets to CPE Inc. imposed by its debt covenants, the following parent company only condensed financial information is presented which reflects the financial condition, results of operations and cash flows of CPE Inc. The information has been prepared using the equity method of consolidation under U.S. GAAP.

        The results of operations and cash flows are for the years ended December 31, (in thousands):

Condensed Statements of Operations

	2011	2010	2009
Revenues	$7,254	$9,469	$475
Costs and expenses
General and administrative expenses	7,254	9,517	475

Total costs and expenses	7,254	9,517	475

Loss before equity in earnings of consolidated subsidiaries and income taxes	—	(48)	—
Equity in earnings of CPE Resources	201,221	86,237	12,791
Interest expense	(104)	(21)	—
Change in tax agreement liability	(19,854)	(19,669)	—
Income tax provision	8,534	(32,762)	(4,216)

Net income (loss)	$189,797	$33,737	$8,575

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. CPE Inc. (Parent Company Only) Financial Information (Continued)

Condensed Balance Sheets

	December 31,
	2011	2010
ASSETS
Current assets
Cash	$—	$1
Deferred income taxes	6,881	6,483
Due from related party	27,892	11,297
Prepaid income tax	—	5,505
Other assets	409	1,200

Total current assets	35,182	24,486
Deferred income taxes	54,548	62,021
Other assets	48	96
Investment in CPE Resources	845,428	639,260

Total assets	$935,206	$725,863

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$50	$133
Current portion of tax agreement liability	19,113	18,226
Accrued expenses	14,131	4,420

Total current liabilities	33,294	22,779
Tax agreement liability, net of current portion	151,523	171,885

Total liabilities	184,817	194,664
Total stockholders' equity	750,389	531,199

Total liabilities and stockholders' equity	$935,206	$725,863

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. CPE Inc. (Parent Company Only) Financial Information (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$189,797	$33,737	$8,575
Adjustments to reconcile net income (loss) to net	—	(33,736)	(8,575)
cash used in operating activities	(189,797)

Net cash used in operating activities	—	1	—

Investing activities
Net cash provided by investing activities	—	—	—

Financing activities
Issuance of common stock	—	—	433,755
Distribution to former parent	—	—	(433,755)

Net cash provided by financing activities	—	—	—

Increase (decrease) in cash and cash equivalents	—	1	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$1	$—

23. Summary Unaudited Quarterly Financial Information

        A summary of the unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 is presented below (in thousands except share amounts).

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$356,545	$387,679	$406,950	$402,487
Operating income	53,882	74,706	60,173	61,707
Net income	26,773	94,594	24,611	43,819
Income per common share from continuing operations attributable to the controlling interest:
Basic	$0.45	$1.58	$0.41	$0.73
Diluted	$0.44	$1.56	$0.41	$0.72

        The successful bids for the WAII North and WAII South Coal Tracts during the three months ended June 30, 2011 were a triggering event for updating our estimates of the ARO and tax agreement liability. Increases in the mine life at Antelope deferred reclamation activities which resulted in a reduction in the ARO that exceeded the carrying amount of the related asset retirement cost by $15.7 million and was recognized as a reduction of depreciation and depletion expense in the three months ended June 30, 2011. An increase in the undiscounted estimated future liability due to Rio Tinto under the Tax Receivable Agreement resulted in a $42.7 million charge to non-operating income and was offset by a related increase of $15.4 million to the net value of deferred tax assets which was

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Summary Unaudited Quarterly Financial Information (Continued)

recorded through income tax benefit in the three months ended June 30, 2011. In addition, the successful bids increased our estimate of future taxable income and we expected to realize the benefit of an additional $78.2 million of our deferred tax assets, against which we had previously recorded a valuation allowance, which was recorded through income tax benefit in the three months ended June 30, 2011.

        During the three months ended September 30, 2011, CPE Inc. completed its 2010 federal income tax return filing process, which included a final determination of the amount of CPE Inc.'s increased tax basis in CPE Resources's assets recorded as a result of the Secondary Offering. By operation of the partnership income tax rules following Rio Tinto's exit from the partnership under the Secondary Offering, the future value attributable to the additional tax basis has been recalculated and reduced. Correspondingly, the liability CPE Inc. expected to owe under the Tax Receivable Agreement at the time of the Secondary Offering decreased, resulting in a $29.9 million credit to additional paid in capital as of September 30, 2011.

        Additionally, during the three months ended September 30, 2011, CPE Inc. completed its annual update of its most recent operating plans and calculation of the resulting estimated future taxable income. Because of the reduced future tax value expected to be received as explained above, there was a decrease in the estimated liability due to Rio Tinto under the Tax Receivable Agreement, resulting in a $22.9 million benefit to non-operating income for the three months ended September 30, 2011. Related adjustments of $32.9 million to the net value of deferred tax assets were recorded through income tax expense.

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Revenues	$310,993	$341,603	$372,364	$345,801
Operating income	47,826	58,306	64,350	41,393
Net income	28,762	39,170	19,516	29,749
Net income (loss) attributable to controlling interest	11,597	15,858	(6,599)	12,881
Income (loss) per common share from continuing operations attributable to the controlling interest:
Basic	$0.38	$0.52	$(0.22)	$0.36
Diluted	$0.38	$0.51	$(0.22)	$0.36

(1)
Amounts have been corrected as disclosed within Note 19. Earnings Per Share.

        Our second, third, and fourth quarter 2010 operating results included $4.3 million ($3.5 million after tax), $4.3 million ($3.5 million after tax), and $6.8 million ($4.4 million after tax), respectively, in charges due to updates to estimates for non-income based taxes. Our third quarter 2010 operating results included a $19.7 million charge to income from continuing operations and a $5.4 million charge to income tax expense related to our Tax Receivable Agreement. This adjustment reduced third quarter income from continuing operations and net income by $25.1 million and reduced related basic and diluted per share amounts by $0.77.

        In the fourth quarter of 2010, we completed the Secondary Offering (see Note 2).

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only)

        In accordance with the indentures governing the senior notes, certain wholly-owned U.S. subsidiaries of CPE Resources (the "Guarantor Subsidiaries") have fully and unconditionally guaranteed these senior notes on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the senior note holders. The following historical financial statement information is provided for the Guarantor/Non-Guarantor Subsidiaries:

Supplemental Condensed Consolidating Statement of Operations
(in thousands)

	Year Ended December 31, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$1	$1,529,846	$23,814	$—	$1,553,661

Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	192	1,125,340	25,585	—	1,151,117
Depreciation and depletion	2,027	80,689	4,411	—	87,127
Selling, general and administrative expenses	—	8,539	3,930	—	12,469
Asset impairment charges	46,735	5,745	—	—	52,480

Total costs and expenses	48,954	1,220,313	33,926	—	1,303,193

Operating income	(48,953)	309,533	(10,112)	—	250,468

Other income (expense)
Interest income and other, net	590	1	1	—	592
Interest expense	(32,772)	(932)	(58)	—	(33,762)
Other	—	2,105	—	—	2,105

Total other expense	(32,182)	1,174	(57)	—	(31,065)

Income from continuing operations before income tax provision and earnings (losses) from affiliates	(81,135)	310,707	(10,169)	—	219,403
Income tax provision	83,425	(106,956)	3,548	—	(19,983)
Earnings from unconsolidated affiliates, net of tax	21	1,780	—	—	1,801
Earnings (losses) from consolidated affiliates, net of tax	198,910	(6,621)	—	(192,289)	—

Net income	$201,221	$198,910	$(6,621)	$(192,289)	$201,221

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only) (Continued)

Supplemental Condensed Consolidating Statement of Operations (Continued)
(in thousands)

	Year Ended December 31, 2010
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$78	$1,348,769	$21,914	$—	$1,370,761

Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	221	958,773	19,920	—	978,914
Depreciation and depletion	2,080	97,189	754	—	100,023
Amortization and accretion	—	12,788	2,908	—	15,696
Selling, general and administrative expenses	29,187	33,577	782	—	63,546
Asset impairment charges	—	659	—	—	659

Total costs and expenses	31,488	1,102,986	24,364	—	1,158,838

Operating income	(31,410)	245,783	(2,450)	—	211,923

Other income (expense)
Interest income and other, net	600	115	7	—	722
Interest expense	(45,629)	(1,230)	(58)	—	(46,917)

Total other expense	(45,029)	(1,115)	(51)	—	(46,195)

Income from continuing operations before income tax provision and earnings (losses) from affiliates	(76,439)	244,668	(2,501)	—	165,728
Income tax provision	1,146	(430)	64	—	780
Earnings from unconsolidated affiliates, net of tax	26	3,919	—	—	3,945
Earnings (losses) from consolidated affiliates, net of tax	245,720	(2,437)	—	(243,283)	—

Net income	$170,453	$245,720	$(2,437)	$(243,283)	$170,453

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only) (Continued)

Supplemental Condensed Consolidating Statement of Operations (Continued)
(in thousands)

	Year Ended December 31, 2009
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$161	$1,367,593	$30,446	$—	$1,398,200

Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	11	907,537	25,941	—	933,489
Depreciation and depletion	5,023	87,017	5,829	—	97,869
Amortization and accretion	—	37,643	3,663	—	41,306
Selling, general and administrative expenses	20,100	48,506	1,229	—	69,835
Asset impairment charges	698	—	—	—	698

Total costs and expenses	25,832	1,080,703	36,662	—	1,143,197

Operating income	(25,671)	286,890	(6,216)	—	255,003

Other income (expense)
Interest income and other, net	275	19	35	—	329
Interest expense	(5,447)	(483)	(62)	—	(5,992)

Total other expense	(5,172)	(464)	(27)	—	(5,663)

Income from continuing operations before income tax provision and earnings (losses) from affiliates	(30,843)	286,426	(6,243)	—	249,340
Income tax provision	8,214	(74,653)	2,413	—	(64,026)
Earnings from unconsolidated affiliates, net of tax	(793)	2,167	—	—	1,374
Earnings (losses) from consolidated affiliates, net of tax	251,737	(3,830)	—	(247,907)	—

Income from continuing operations	228,315	210,110	(3,830)	(247,907)	186,688
Income (loss) from discontinued operations, net of tax	169,451	—	41,627	—	211,078

Net income	$397,766	$210,110	$37,797	$(247,907)	$397,766

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only) (Continued)

Supplemental Condensed Consolidating Balance Sheet
(in thousands)

	December 31, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$401,087	$2	$3,151	$—	$404,240
Restricted cash	71,245	—	—	—	71,245
Accounts receivable, net	130	92,936	2,181	—	95,247
Inventories, net	5,753	61,677	4,218	—	71,648
Due from related parties	—	256,460	—	(256,460)	—
Deferred income taxes and other assets	—	45,533	—	—	45,533
Investments in marketable securities	75,228	—	—	—	75,228
Current assets of discontinued

Total current assets	553,443	456,608	9,550	(256,460)	763,141
Noncurrent assets
Property, plant and equipment, net	6,684	1,338,839	4,612	—	1,350,135
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	34,307	28,931	15,042	—	78,280
Investments and other assets	1,134,791	—	—	(1,105,018)	29,773

Total assets	$1,729,225	$1,860,012	$29,204	$(1,361,478)	$2,256,963

LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,895	$111,527	$6,754	$—	$123,176
Royalties and production taxes	—	133,349	2,723	—	136,072
Due to related parties	282,661	—	1,219	(256,460)	27,420
obligations	—	102,198	—	—	102,198
Current portion of long-term debt	45	3,960	966	—	4,971

Total current liabilities	287,601	351,034	11,662	(256,460)	393,837
Noncurrent liabilities
Senior notes	596,077	—	—	—	596,077
Federal coal lease obligations, net of current portion	—	186,119	—	—	186,119
Asset retirement obligations, net of current portion	—	126,267	66,440	—	192,707
Other liabilities	119	84,201	6,021	(47,546)	42,795

Total liabilities	883,797	747,621	84,123	(304,006)	1,411,535
Commitments and Contingencies (Note 15)
Total member's equity	845,428	1,112,391	(54,919)	(1,057,472)	845,428

Total liabilities and member's equity	$1,729,225	$1,860,012	$29,204	$(1,361,478)	$2,256,963

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only) (Continued)

Supplemental Condensed Consolidating Balance Sheet (Continued)
(in thousands)

	December 31, 2010
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$322,010	$4	$18,086	$—	$340,100
Restricted cash	182,072	—	—	—	182,072
Accounts receivable, net	—	63,913	1,260	—	65,173
Due from related parties	—	172,985	2,413	(175,398)	—
Inventories, net	5,069	55,907	3,994	—	64,970
Deferred income taxes and other assets	—	26,641	64	(893)	25,812

Total current assets	509,151	319,450	25,817	(176,291)	678,127
Noncurrent assets
Property, plant and equipment, net	5,165	999,464	3,708	—	1,008,337
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	1,389	68,180	9,395	—	78,964
Investments and other assets	911,304	—	—	(872,999)	38,305

Total assets	$1,427,009	$1,422,728	$38,920	$(1,049,290)	$1,839,367

LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,685	$117,803	$6,131	$—	$128,619
Royalties and production taxes	—	124,623	2,415	—	127,038
Due to related parties	186,262	—	—	(175,398)	10,864
Deferred income taxes	893	—	—	(893)	—
Current portion of federal coal lease obligations	—	54,630	—	—	54,630
Current portion of long-term debt	52	3,862	966	—	4,880

Total current liabilities	191,892	300,918	9,512	(176,291)	326,031
Senior notes	595,684	—	—	—	595,684
Noncurrent liabilities
Federal coal lease obligations, net of current portion	—	63,659	—	—	63,659
Asset retirement obligations, net of current portion	—	119,998	62,172	—	182,170
Other liabilities	174	61,644	3,478	(32,732)	32,564

Total liabilities	787,750	546,219	75,162	(209,023)	1,200,108
Total member's equity	639,259	876,509	(36,242)	(840,267)	639,259

Total liabilities and member's equity	$1,427,009	$1,422,728	$38,920	$(1,049,290)	$1,839,367

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only) (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
(in thousands)

	Year Ended December 31, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$55,508	$247,529	$(6,090)	$—	$296,947

Investing activities
Purchases of property, plant and equipment	(9,721)	(132,793)	(208)	—	(142,722)
Initial payment on federal coal leases	—	(69,407)	—	—	(69,407)
Return of restricted cash	110,972	—	—	—	110,972
Proceeds from sales of assets	—	713	—	—	713
Purchases of marketable securities	(75,228)	—	—	—	(75,228)
Distributions received from subsidiary	—	8,637	—	(8,637)	—

Net cash provided by (used in) investing activities	26,023	(192,850)	(208)	(8,637)	(175,672)

Financing activities
Principal payments on federal coal leases	—	(54,630)	—	—	(54,630)
Distributions	(162)	—	(8,637)	8,637	(162)
Other	(2,292)	(51)	—	—	(2,343)

Net cash used in financing activities	(2,454)	(54,681)	(8,637)	8,637	(57,135)

Net increase (decrease) in cash and cash equivalents	79,077	(2)	(14,935)	—	64,140
Cash and cash equivalents at beginning of year	322,010	4	18,086	—	340,100

Cash and cash equivalents at the end of year	$401,087	$2	$3,151	$—	$404,240

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only) (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows (Continued)
(in thousands)

	Year Ended December 31, 2010
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$202,843	$136,543	$(3,685)	$335,701

Investing activities
Purchases of property, plant and equipment	(4,282)	(87,208)	(149)	(91,639)
Return of restricted cash	116,533	—	—	116,533
Restricted cash deposit	(218,425)	—	—	(218,425)
Other	—	1,437	74	1,511

Net cash used in investing activities	(106,174)	(85,771)	(75)	(192,020)

Financing activities
Principal payments on federal coal leases	—	(50,768)	—	(50,768)
Distributions to Members	(21,129)	—	—	(21,129)

Net cash used in financing activities	(21,129)	(50,768)	—	(71,897)

Net increase (decrease) in cash and cash equivalents	75,540	4	(3,760)	71,784
Cash and cash equivalents at end of period	246,470	—	21,846	268,316

Cash and cash equivalents at beginning of period	$322,010	$4	$18,086	$340,100

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only) (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows (Continued)
(in thousands)

	Year Ended December 31, 2009
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$296,225	$178,200	$(17,841)	$456,584

Investing activities
Purchases of property, plant and equipment	(3,105)	(109,578)	(7,059)	(119,742)
Restricted cash deposit	(80,180)	—	—	(80,180)
Change in cash advances to affiliates	(217,468)	—	—	(217,468)
Other	126	173	14	313

Net cash used in investing activities	(300,627)	(109,405)	(7,045)	(417,077)

Financing activities
Borrowings on long-term debt	595,284	—	—	595,284
Principal payments of federal coal leases	—	(68,583)	—	(68,583)
Payment of debt issuance costs	(26,585)	—	—	(26,585)
Distributions to former parent	(317,827)	(113)	(764,363)	(1,082,303)

Net cash used in financing activities	250,872	(68,696)	(764,363)	(582,187)

Net cash provided by (used in) continuing operations	246,470	99	(789,249)	(542,680)
Cash flows from discontinued operations
Net cash from operating activities	—	—	36,029	36,029
Net cash from investing activities	—	—	759,032	759,032

Net cash provided by discontinued operations	—	—	795,061	795,061
Net increase (decrease) in cash and cash equivalents	246,470	99	5,812	252,381
Cash and cash equivalents at beginning of period	—	(99)	16,034	15,935

Cash and cash equivalents at the end of year	$246,470	$—	$21,846	$268,316

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

CPE Inc.

Disclosure Controls and Procedures

        An evaluation was performed by CPE Inc.'s management, under the supervision and with the participation of CPE Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of CPE Inc.'s disclosure controls and procedures as of December 31, 2011. CPE Inc.'s Chief Executive Officer and Chief Financial Officer, have concluded that CPE Inc.'s disclosure controls and procedures, which are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to CPE Inc.'s management, including CPE Inc.'s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, were effective at a reasonable assurance level as of December 31, 2011.

        CPE Inc.'s management, including CPE Inc.'s Chief Executive Officer and Chief Financial Officer, does not expect that CPE Inc.'s disclosure controls and procedures or CPE Inc.'s internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Management's Report on Internal Control Over Financial Reporting

        CPE Inc.'s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision of CPE Inc.'s Chief Executive Officer and Chief Financial Officer, and effected by CPE Inc.'s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of CPE Inc.'s consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

        Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        CPE Inc.'s management conducted an evaluation of the effectiveness of CPE Inc.'s internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, CPE Inc.'s management concluded that CPE Inc.'s internal control over financial reporting was effective as of December 31, 2011.

        CPE Inc.'s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of CPE Inc.'s internal control over financial reporting as of December 31, 2011, as stated in their audit report included in Part II, Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

        There were no changes in CPE Inc.'s internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, CPE Inc.'s internal control over financial reporting.

CPE Resources

Disclosure Controls and Procedures

        An evaluation was performed by CPE Resources's management, under the supervision and with the participation of CPE Resources's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of CPE Resources's disclosure controls and procedures as of December 31, 2011. CPE Resources's Chief Executive Officer and Chief Financial Officer, have concluded that CPE Resources's disclosure controls and procedures, which are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to CPE Resources's management, including CPE Resources's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, were effective at a reasonable assurance level as of December 31, 2011.

        CPE Resources's management, including CPE Resources's Chief Executive Officer and Chief Financial Officer, does not expect that CPE Resources's disclosure controls and procedures or CPE Resources's internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Management's Report on Internal Control Over Financial Reporting

        CPE Resources's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision of CPE Resources's Chief Executive Officer and Chief Financial Officer, and effected by CPE Inc.'s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of CPE Resources's consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

        Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        CPE Resources's management conducted an evaluation of the effectiveness of CPE Resources's internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, CPE Resources's management concluded that CPE Resources's internal control over financial reporting was effective as of December 31, 2011.

        CPE Resources is a wholly-owned subsidiary of CPE Inc., and as a non-accelerated filer is exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

        There were no changes in CPE Resources's internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, CPE Resources's internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Item 401 of Regulation S-K is included under the caption Election of Class III Directors in our Proxy Statement to be distributed to our stockholders in connection with our 2012 annual meeting and is included in Part I of this report under the caption "Executive Officers." Such information is incorporated herein by reference. The information required by Items 405, 406 and 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be included under the captions Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance in our Proxy Statement to be distributed to our stockholders in connection with our 2012 annual meeting and is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be included in our Proxy Statement to be distributed to our stockholders in connection with our 2012 annual meeting under the caption Executive Compensation and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 403 of Regulation S-K will be included under the caption Security Ownership of Management and Principal Stockholders in our Proxy Statement to be distributed to our stockholders in connection with our 2012 annual meeting and is incorporated herein by reference.

        As required by Item 201(d) of Regulation S-K, the following table provides information regarding our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted -average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,241,389	$15.77	3,758,611	(1)
Equity compensation plans not approved by security holders

Total	2,241,389	$15.77	3,758,611	(1)

(1)
Includes 3,258,611 shares under the LTIP and 500,000 shares under our Employee Stock Purchase Plan. Shares available for issuance under the LTIP may be issued pursuant to restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 404 of Regulation S-K will be included under the captions Certain Relationships and Related Transactions in our Proxy Statement to be distributed to our stockholders in connection with our 2012 annual meeting and is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K will be included under the caption Independence of Directors in our Proxy Statement to be distributed to our stockholders in connection with our 2012 annual meeting and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 9(e) of Schedule 14A will be included under the caption Independent Auditor Fees and Services in our Proxy Statement to be distributed to our stockholders in connection with our 2012 annual meeting and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)   The following documents are filed as part of this Report:

          (1)   Reports of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets as of December 31, 2011 and 2010

      Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010, and 2009

      Consolidated Statements of Equity for the Years Ended December 31, 2011, 2010, and 2009

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009

      Notes to Consolidated Financial Statements

          (2)   Reserved

          (3)   Exhibit List

        (b)   Exhibits

        The following documents are filed or furnished as part of this annual report on Form 10-K. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company's reasonable expenses in furnishing those materials.

Exhibit Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation of Cloud Peak Energy Inc. effective as of November 25, 2009 (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 to CPE Inc.'s Form S-1 filed on November 2, 2009 (File No. 333-161293))

3.2	Amended and Restated Bylaws of Cloud Peak Energy Inc. effective as of November 25, 2009 (Incorporated herein by reference to Exhibit 3.1 to CPE Inc.'s Current Report on Form 8-K filed on December 2, 2009 (File No. 001-34547))

3.3	Amended and Restated Certificate of Formation of Cloud Peak Energy Resources LLC (Incorporated herein by reference to Exhibit 3.1 to CPE Resources's Registration Statement on Form S-4/A filed on August 17, 2010 (File No. 333-168639))

3.4	Third Amended and Restated Limited Liability Company Agreement of Cloud Peak Energy Resources LLC, dated as of November 19, 2009, by and among Cloud Peak Energy Inc., Rio Tinto Energy America Inc. and Kennecott Management Services Company (Incorporated herein by reference to Exhibit 10.5 to CPE Inc.'s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

4.1	Form of Stock Certificate of Cloud Peak Energy Inc. (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 5 to CPE Inc.'s Form S-1 filed on November 16, 2009 (File No. 333-161293))

Exhibit Number	Description of Documents
4.2	Indenture, dated as of November 25, 2009, by and among Cloud Peak Energy Resources LLC (and its subsidiaries listed on the signature page), Cloud Peak Energy Finance Corp., Wilmington Trust Company and Citibank, N.A. (Incorporated herein by reference to Exhibit 4.1 to CPE Inc.'s Current Report on Form 8-K filed on December 2, 2009 (File No. 001-34547))

4.3	Form of Exchange Notes (Included in Exhibit 4.2 hereto)

10.1	Federal Coal Lease WYW-151643: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.2	Federal Coal Lease WYW-141435: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.3	Federal Coal Lease WYW-0321780: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.4	Federal Coal Lease WYW-0322255: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.4 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.5	State of Wyoming Coal Lease No.0-26695: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.5 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.6	Federal Coal Lease WYW-8385: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.6 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.7	Federal Coal Lease WYW-23929: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.7 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.8	Federal Coal Lease WYW 174407: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.8 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.9	Federal Coal Lease WYW-154432: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.9 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.10	State of Wyoming Coal Lease No. 0-26935-A: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.10 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.11	State of Wyoming Coal Lease No. 0-26936-A: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.11 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.12	Federal Coal Lease MTM-88405: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.12 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.13	Modified Federal Coal Lease MTM-069782: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on June 18, 2010 (File No. 001-34547))

10.14	Federal Coal Lease MTM-94378: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.14 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.15	State of Montana Coal Lease No. C-1101-00: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.15 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

Exhibit Number	Description of Documents
10.16	State of Montana Coal Lease No. C-1099-00: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.16 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.17	State of Montana Coal Lease No. C-1100-00: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.17 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.18	State of Montana Coal Lease No. C-1088-05: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.18 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.19	Federal Coal Lease WYW 163340: Antelope Coal LLC (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on July 1, 2011 (File No. 001-34547))

10.20	Federal Coal Lease WYW 177903: Antelope Coal LLC (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on August 12, 2011 (File No. 001-34547))

10.21	Agreement by and among Western Minerals, Inc., Wytana, Inc., Montana Royalty Company, Ltd. and Peter Kiewit Sons' Inc., dated September 1, 1970, as amended by supplement dated as of January 1, 1974, amendment No. 2 dated as of December 1, 1977, amendment No. 3, dated as of August 24, 1978, amendment No. 4, dated as of January 1, 1982, amendment No. 5, dated as of July 9, 1983, amendment No. 6, dated as of May 7, 1985, amendment No. 7, dated as of January 1, 1989, amendment No. 8, dated as of January 1, 1989, amendment No. 9, dated as of December 13, 1990 (sic), amendment No. 10, dated as of January 1, 1999, amendment No. 11, dated as of April 9, 2002 (Incorporated herein by reference to Exhibit 10.19 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293)), and amendment No. 12, dated as of January 20, 2012 (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on January 24, 2012).

10.22	Master Separation Agreement, dated as of November 19, 2009, by and among Cloud Peak Energy Inc., Cloud Peak Energy Resources LLC, Rio Tinto America Inc., Rio Tinto Energy America Inc. and Kennecott Management Services Company (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

10.23	Management Services Agreement, dated as of November 19, 2009, by and between Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC (Incorporated herein by reference to Exhibit 10.9 to CPE Inc.'s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

10.24	RTEA Coal Supply Agreement, dated as of November 19, 2009, by and between Cloud Peak Energy Resources LLC and Rio Tinto Energy America Inc. (Incorporated herein by reference to Exhibit 10.10 to CPE Inc.'s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

10.25	Tax Receivable Agreement, dated as of November 19, 2009, by and between Cloud Peak Energy Inc. and Rio Tinto Energy America Inc. (Incorporated herein by reference to Exhibit 10.11 to CPE Inc.'s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

Exhibit Number	Description of Documents
10.26	Amended and Restated Credit Agreement, dated as of June 3, 2011, by and among Cloud Peak Energy Resources LLC, Morgan Stanley Senior Funding, Inc. and a syndicate of lenders (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K/A filed on June 7, 2011 (File No. 001-34547))

10.27	Guarantee and Security Agreement, dated as of November 25, 2009, by and between Cloud Peak Energy Resources LLC (and its subsidiaries listed on the signature page) and Morgan Stanley Senior Funding, Inc. (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.'s Current Report on Form 8-K filed on December 2, 2009 (File No. 001-34547))

10.28	Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.32 to Amendment No. 5 to CPE Inc.'s Form S-1 filed on November 16, 2009 (File No. 333-161293))†

10.29	Amendment No. 1 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on March 14, 2011 (File No. 001-34547))†

10.30	Amendment No. 2 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-34547))†

10.31	Amendment No. 3 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.'s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-34547))†

10.32	Form of IPO Nonqualified Stock Option Agreement under the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.33 to Amendment No. 5 to CPE Inc.'s Form S-1 filed on November 16, 2009 (File No. 333-161293))†

10.33	Form of IPO Restricted Stock Agreement under the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.34 to Amendment No. 5 to CPE Inc.'s Form S-1 filed on November 16, 2009 (File No. 333-161293))†

10.34	Form of IPO Director Restricted Stock Agreement under the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.44 to Amendment No. 5 to CPE Inc.'s Form S-1 filed on November 16, 2009 (File No. 333-161293))

10.35	Form of Director Restricted Stock Unit Agreement under the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.48 to CPE Inc.'s Annual Report on Form 10-K filed on February 25, 2011 (File No. 001-34547))

10.36	Form of Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Performance Share Unit Award Agreement (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on March 9, 2011 (File No. 001-34547))†

10.37	Form of Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.'s Current Report on Form 8-K filed on March 9, 2011 (File No. 001-34547))†

10.38	Form of Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Restricted Stock Agreement (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.'s Current Report on Form 8-K filed on March 9, 2011 (File No. 001-34547))†

Exhibit Number		Description of Documents
10.39		Form of Cloud Peak Energy Inc. Annual Incentive Plan (Incorporated herein by reference to Exhibit 10.35 to Amendment No. 5 to CPE Inc.'s Form S-1 filed on November 16, 2009 (File No. 333-161293))†

10.40		Form Document Deferred Compensation Plan—Deferred Compensation Plan for Cloud Peak Energy Resources LLC (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on March 22, 2011 (File No. 001-34547))†

10.41		Cloud Peak Energy Inc. Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.'s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-34547)) †

10.42		Employment Agreement between Cloud Peak Energy Inc. and Colin Marshall dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.40 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.43		Employment Agreement between Cloud Peak Energy Inc. and Michael Barrett dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.41 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.44		Employment Agreement between Cloud Peak Energy Inc. and Adrian Nick Taylor dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.42 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.45		Employment Agreement between Cloud Peak Energy Inc. and Gary Rivenes dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.43 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.46		Employment Agreement between Cloud Peak Energy Inc. and James Orchard dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.44 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.47		Employment Agreement between Cloud Peak Energy Inc. and Cary Martin dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.45 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.48		Employment Agreement between Cloud Peak Energy Inc. and Bryan Pechersky dated as of March 3, 2010 (Incorporated herein by reference to Exhibit 10.46 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.49		Employment Agreement between Cloud Peak Energy Inc. and Todd Myers dated as of July 6, 2010 (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.'s Quarterly Report on Form 10-Q filed on August 5, 2010 (File No. 001-34547))†

12.1	*	Computation of Ratio of Earnings to Fixed Charges for CPE Inc. and CPE Resources

21.1	*	List of subsidiaries of CPE Inc.

21.2	*	List of subsidiaries of CPE Resources

23.1	*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for CPE Inc.

23.2	*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for CPE Resources

Exhibit Number		Description of Documents
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CPE Inc.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CPE Inc.

31.3	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CPE Resources

31.4	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CPE Resources

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CPE Inc.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CPE Inc.

32.3	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CPE Resources

32.4	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CPE Resources

95.1	*	Mine Safety Disclosure

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Label Linkbase Document

101.PRE	*	XBRL Taxonomy Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Definition Document

*
Filed or furnished herewith, as applicable

†
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.
Date: February 16, 2012	By:	/s/ COLIN MARSHALL Colin Marshall
President and Chief Executive Officer Principal Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signatures	Title	Date

/s/ COLIN MARSHALL Colin Marshall	President and Chief Executive Officer (Principal Executive Officer)	February 16, 2012
/s/ MICHAEL BARRETT Michael Barrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2012
/s/ HEATH HILL Heath Hill	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2012
/s/ KEITH BAILEY Keith Bailey	(Chairman of the Board of Directors)	February 16, 2012
/s/ WILLIAM T. FOX III William T. Fox III	(Director)	February 16, 2012
/s/ STEVEN W. NANCE Steven W. Nance	(Director)	February 16, 2012
/s/ WILLIAM F. OWENS William F. Owens	(Director)	February 16, 2012
/s/ CHRIS TONG Chris Tong	(Director)	February 16, 2012
/s/ JAMES VOORHEES James Voorhees	(Director)	February 16, 2012

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY RESOURCES LLC
Date: February 16, 2012	By:	/s/ COLIN MARSHALL Colin Marshall
President and Chief Executive Officer Principal Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signatures		Title	Date

/s/ COLIN MARSHALL Colin Marshall		President and Chief Executive Officer (Principal Executive Officer)	February 16, 2012
/s/ MICHAEL BARRETT Michael Barrett		Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2012
/s/ HEATH HILL Heath Hill		Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2012
Cloud Peak Energy Inc.		(Sole Managing Member)
By:	/s/ COLIN MARSHALL Colin Marshall President and Chief Executive Officer		February 16, 2012

EXHIBIT INDEX

        The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation of Cloud Peak Energy Inc. effective as of November 25, 2009 (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 to CPE Inc.'s Form S-1 filed on November 2, 2009 (File No. 333-161293))

3.2	Amended and Restated Bylaws of Cloud Peak Energy Inc. effective as of November 25, 2009 (Incorporated herein by reference to Exhibit 3.1 to CPE Inc.'s Current Report on Form 8-K filed on December 2, 2009 (File No. 001-34547))

3.3	Amended and Restated Certificate of Formation of Cloud Peak Energy Resources LLC (Incorporated herein by reference to Exhibit 3.1 to CPE Resources's Registration Statement on Form S-4/A filed on August 17, 2010 (File No. 333-168639))

3.4	Third Amended and Restated Limited Liability Company Agreement of Cloud Peak Energy Resources LLC, dated as of November 19, 2009, by and among Cloud Peak Energy Inc., Rio Tinto Energy America Inc. and Kennecott Management Services Company (Incorporated herein by reference to Exhibit 10.5 to CPE Inc.'s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

4.1	Form of Stock Certificate of Cloud Peak Energy Inc. (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 5 to CPE Inc.'s Form S-1 filed on November 16, 2009 (File No. 333-161293))

4.2	Indenture, dated as of November 25, 2009, by and among Cloud Peak Energy Resources LLC (and its subsidiaries listed on the signature page), Cloud Peak Energy Finance Corp., Wilmington Trust Company and Citibank, N.A. (Incorporated herein by reference to Exhibit 4.1 to CPE Inc.'s Current Report on Form 8-K filed on December 2, 2009 (File No. 001-34547))

4.3	Form of Exchange Notes (Included in Exhibit 4.2 hereto)

10.1	Federal Coal Lease WYW-151643: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.2	Federal Coal Lease WYW-141435: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.3	Federal Coal Lease WYW-0321780: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.4	Federal Coal Lease WYW-0322255: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.4 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.5	State of Wyoming Coal Lease No.0-26695: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.5 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.6	Federal Coal Lease WYW-8385: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.6 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.7	Federal Coal Lease WYW-23929: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.7 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

Exhibit Number	Description of Documents
10.8	Federal Coal Lease WYW 174407: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.8 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.9	Federal Coal Lease WYW-154432: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.9 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.10	State of Wyoming Coal Lease No. 0-26935-A: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.10 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.11	State of Wyoming Coal Lease No. 0-26936-A: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.11 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.12	Federal Coal Lease MTM-88405: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.12 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.13	Modified Federal Coal Lease MTM-069782: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on June 18, 2010 (File No. 001-34547))

10.14	Federal Coal Lease MTM-94378: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.14 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.15	State of Montana Coal Lease No. C-1101-00: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.15 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.16	State of Montana Coal Lease No. C-1099-00: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.16 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.17	State of Montana Coal Lease No. C-1100-00: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.17 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.18	State of Montana Coal Lease No. C-1088-05: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.18 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.19	Federal Coal Lease WYW 163340: Antelope Coal LLC (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on July 1, 2011 (File No. 001-34547))

10.20	Federal Coal Lease WYW 177903: Antelope Coal LLC (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on August 12, 2011 (File No. 001-34547))

Exhibit Number	Description of Documents
10.21	Agreement by and among Western Minerals, Inc., Wytana, Inc., Montana Royalty Company, Ltd. and Peter Kiewit Sons' Inc., dated September 1, 1970, as amended by supplement dated as of January 1, 1974, amendment No. 2 dated as of December 1, 1977, amendment No. 3, dated as of August 24, 1978, amendment No. 4, dated as of January 1, 1982, amendment No. 5, dated as of July 9, 1983, amendment No. 6, dated as of May 7, 1985, amendment No. 7, dated as of January 1, 1989, amendment No. 8, dated as of January 1, 1989, amendment No. 9, dated as of December 13, 1990 (sic), amendment No. 10, dated as of January 1, 1999, amendment No. 11, dated as of April 9, 2002 (Incorporated herein by reference to Exhibit 10.19 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293)), and amendment No. 12, dated as of January 20, 2012 (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on January 24, 2012).

10.22	Master Separation Agreement, dated as of November 19, 2009, by and among Cloud Peak Energy Inc., Cloud Peak Energy Resources LLC, Rio Tinto America Inc., Rio Tinto Energy America Inc. and Kennecott Management Services Company (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

10.23	Management Services Agreement, dated as of November 19, 2009, by and between Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC (Incorporated herein by reference to Exhibit 10.9 to CPE Inc.'s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

10.24	RTEA Coal Supply Agreement, dated as of November 19, 2009, by and between Cloud Peak Energy Resources LLC and Rio Tinto Energy America Inc. (Incorporated herein by reference to Exhibit 10.10 to CPE Inc.'s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

10.25	Tax Receivable Agreement, dated as of November 19, 2009, by and between Cloud Peak Energy Inc. and Rio Tinto Energy America Inc. (Incorporated herein by reference to Exhibit 10.11 to CPE Inc.'s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

10.26	Amended and Restated Credit Agreement, dated as of June 3, 2011, by and among Cloud Peak Energy Resources LLC, Morgan Stanley Senior Funding, Inc. and a syndicate of lenders (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K/A filed on June 7, 2011 (File No. 001-34547))

10.27	Guarantee and Security Agreement, dated as of November 25, 2009, by and between Cloud Peak Energy Resources LLC (and its subsidiaries listed on the signature page) and Morgan Stanley Senior Funding, Inc. (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.'s Current Report on Form 8-K filed on December 2, 2009 (File No. 001-34547))

10.28	Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.32 to Amendment No. 5 to CPE Inc.'s Form S-1 filed on November 16, 2009 (File No. 333-161293))†

10.29	Amendment No. 1 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on March 14, 2011 (File No. 001-34547))†

Exhibit Number	Description of Documents
10.30	Amendment No. 2 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-34547))†

10.31	Amendment No. 3 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.'s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-34547))†

10.32	Form of IPO Nonqualified Stock Option Agreement under the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.33 to Amendment No. 5 to CPE Inc.'s Form S-1 filed on November 16, 2009 (File No. 333-161293))†

10.33	Form of IPO Restricted Stock Agreement under the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.34 to Amendment No. 5 to CPE Inc.'s Form S-1 filed on November 16, 2009 (File No. 333-161293))†

10.34	Form of IPO Director Restricted Stock Agreement under the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.44 to Amendment No. 5 to CPE Inc.'s Form S-1 filed on November 16, 2009 (File No. 333-161293))

10.35	Form of Director Restricted Stock Unit Agreement under the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.48 to CPE Inc.'s Annual Report on Form 10-K filed on February 25, 2011 (File No. 001-34547))

10.36	Form of Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Performance Share Unit Award Agreement (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on March 9, 2011 (File No. 001-34547))†

10.37	Form of Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.'s Current Report on Form 8-K filed on March 9, 2011 (File No. 001-34547))†

10.38	Form of Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Restricted Stock Agreement (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.'s Current Report on Form 8-K filed on March 9, 2011 (File No. 001-34547))†

10.39	Form of Cloud Peak Energy Inc. Annual Incentive Plan (Incorporated herein by reference to Exhibit 10.35 to Amendment No. 5 to CPE Inc.'s Form S-1 filed on November 16, 2009 (File No. 333-161293))†

10.40	Form Document Deferred Compensation Plan—Deferred Compensation Plan for Cloud Peak Energy Resources LLC (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on March 22, 2011 (File No. 001-34547))†

10.41	Cloud Peak Energy Inc. Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.'s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-34547)) †

10.42	Employment Agreement between Cloud Peak Energy Inc. and Colin Marshall dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.40 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

Exhibit Number		Description of Documents
10.43		Employment Agreement between Cloud Peak Energy Inc. and Michael Barrett dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.41 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.44		Employment Agreement between Cloud Peak Energy Inc. and Adrian Nick Taylor dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.42 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.45		Employment Agreement between Cloud Peak Energy Inc. and Gary Rivenes dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.43 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.46		Employment Agreement between Cloud Peak Energy Inc. and James Orchard dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.44 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.47		Employment Agreement between Cloud Peak Energy Inc. and Cary Martin dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.45 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.48		Employment Agreement between Cloud Peak Energy Inc. and Bryan Pechersky dated as of March 3, 2010 (Incorporated herein by reference to Exhibit 10.46 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.49		Employment Agreement between Cloud Peak Energy Inc. and Todd Myers dated as of July 6, 2010 (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.'s Quarterly Report on Form 10-Q filed on August 5, 2010 (File No. 001-34547))†

12.1	*	Computation of Ratio of Earnings to Fixed Charges for CPE Inc. and CPE Resources

21.1	*	List of subsidiaries of CPE Inc.

21.2	*	List of subsidiaries of CPE Resources

23.1	*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for CPE Inc.

23.2	*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for CPE Resources

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CPE Inc.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CPE Inc.

31.3	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CPE Resources

31.4	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CPE Resources

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CPE Inc.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CPE Inc.

Exhibit Number		Description of Documents
32.3	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CPE Resources

32.4	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CPE Resources

95.1	*	Mine Safety Disclosure

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Label Linkbase Document

101.PRE	*	XBRL Taxonomy Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Definition Document

*
Filed or furnished herewith, as applicable

†
Management contract or compensatory plan or arrangement