Form 10-Q
period 2012-03-31
CLOUD PEAK ENERGY INC.; Cloud Peak Energy Resources LLC
filed 2012-05-01
CIK 1441849, 1493144

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  001-34547

Commission File Number:  333-168639

Cloud Peak Energy Inc.

Cloud Peak Energy Resources LLC

(Exact name of registrant as specified in its charter)

Delaware	26-3088162
Delaware	26-4073917
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

505 S. Gillette Ave., Gillette, Wyoming	82716
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 61,037,836 shares outstanding as of April 25, 2012.  100% of the common membership units of Cloud Peak Energy Resources LLC outstanding as of April 25, 2012 are held by Cloud Peak Energy Inc.

This combined Form 10-Q is separately filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC.  Cloud Peak Energy Resources LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

		Page
	PART I — FINANCIAL INFORMATION

Item 1	Financial Statements —

	Cloud Peak Energy Inc.

	Cloud Peak Energy Inc. Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2012 and 2011	1

	Cloud Peak Energy Inc. Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011 (Audited)	2

	Cloud Peak Energy Inc. Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011	3

	Cloud Peak Energy Resources LLC

	Cloud Peak Energy Resources LLC Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2012 and 2011	4

	Cloud Peak Energy Resources LLC Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011 (Audited)	5

	Cloud Peak Energy Resources LLC Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011	6

	Notes to Unaudited Condensed Consolidated Financial Statements of Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4	Controls and Procedures	35

	PART II — OTHER INFORMATION

Item 1	Legal Proceedings	36

Item 1A	Risk Factors	36

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3	Defaults Upon Senior Securities	36

Item 4	Mine Safety Disclosures	36

Item 5	Other Information	36

Item 6	Exhibits	36

Explanatory Note

This combined Form 10-Q is filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC.  Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant.  Each Registrant hereto is not filing any information that does not relate to such other Registrant, and therefore makes no representation as to any such information.  Cloud Peak Energy Resources LLC is the sole direct subsidiary of Cloud Peak Energy Inc., providing 100% of Cloud Peak Energy Inc.’s total consolidated revenue for the three months ended March 31, 2012 and constituting nearly 100% of Cloud Peak Energy Inc.’s total consolidated assets as of March 31, 2012.

Unless the context indicates otherwise, the terms the “Company,” “we,” “us,” and “our” refer to both Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC and their subsidiaries.  Discussions or areas of this report that either apply only to Cloud Peak Energy Inc. or Cloud Peak Energy Resources LLC are clearly noted in such sections.

i

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Revenues	$372,903	$356,545
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	282,945	261,181
Depreciation and depletion	23,391	25,115
Accretion	2,649	3,340
Selling, general and administrative expenses	14,835	13,027
Total costs and expenses	323,820	302,663
Operating income	49,083	53,882
Other income (expense)
Interest income	446	135
Interest expense	(5,850)	(12,218)
Other, net	(1,998)	162
Total other expense	(7,402)	(11,921)
Income before income tax provision and earnings from unconsolidated affiliates	41,681	41,961
Income tax expense	(15,101)	(15,293)
Earnings from unconsolidated affiliates, net of tax	38	105
Net income	26,618	26,773
Other comprehensive income
Retiree medical plan amortization of prior service cost, net of tax	310	209
Other comprehensive income	310	209
Total comprehensive income	$26,928	$26,982

Net income per common share:
Basic	$0.44	$0.45
Diluted	$0.44	$0.44
Weighted-average shares outstanding - basic	60,008	60,000
Weighted-average shares outstanding - diluted	60,761	60,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$488,040	$404,240
Investments in marketable securities	97,647	75,228
Restricted cash	—	71,245
Accounts receivable	93,421	95,247
Due from related parties	703	471
Inventories	75,455	71,648
Deferred income taxes	33,897	37,528
Other assets	27,414	15,294
Total current assets	816,577	770,901
Noncurrent assets
Property, plant and equipment, net	1,348,236	1,350,135
Goodwill	35,634	35,634
Deferred income taxes	124,408	132,828
Other assets	33,574	29,821
Total assets	$2,358,429	$2,319,319

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$59,682	$71,427
Royalties and production taxes	142,520	136,072
Accrued expenses	76,248	65,928
Current portion of tax agreement liability	19,113	19,113
Current portion of federal coal lease obligations	102,198	102,198
Other liabilities	4,973	4,971
Total current liabilities	404,734	399,709
Noncurrent liabilities
Tax agreement liability, net of current portion	151,523	151,523
Senior notes	596,182	596,077
Federal coal lease obligations, net of current portion	186,119	186,119
Asset retirement obligations, net of current portion	194,763	192,707
Other liabilities	44,559	42,795
Total liabilities	1,577,880	1,568,930
Commitments and Contingencies (Note 9)
Equity
Common stock ($0.01 par value; 200,000 shares authorized; 61,029 and 60,923 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	610	609
Additional paid-in capital	539,532	536,301
Retained earnings	258,711	232,093
Accumulated other comprehensive loss	(18,304)	(18,614)
Total equity	780,549	750,389
Total liabilities and equity	$2,358,429	$2,319,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net income	$26,618	$26,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	23,391	25,115
Accretion	2,649	3,340
Earnings from unconsolidated affiliates	(38)	(105)
Distributions of income from unconsolidated affiliates	—	2,000
Deferred income taxes	11,854	14,605
Stock compensation expense	3,232	2,386
Unrealized derivative loss	2,056	—
Other	2,229	2,461
Changes in operating assets and liabilities:
Accounts receivable, net	2,220	(4,956)
Inventories	(3,731)	(8,293)
Due to or from related parties	(232)	(618)
Other assets	(14,201)	(17,441)
Accounts payable and accrued expenses	(1,572)	36,218
Asset retirement obligations	(1,466)	(1,334)
Net cash provided by operating activities	53,009	80,151

Investing activities
Purchases of property, plant and equipment	(14,338)	(46,328)
Investments in marketable securities	(28,349)	—
Maturity and redemption of investments	5,930	—
Return of restricted cash	71,245	21,321
Partnership escrow deposit	(4,470)	—
Other	773	530
Net cash provided by (used in) investing activities	30,791	(24,477)

Net increase in cash and cash equivalents	83,800	55,674
Cash and cash equivalents at beginning of period	404,240	340,101
Cash and cash equivalents at end of period	$488,040	$395,775

Supplemental cash flow disclosures
Interest paid	$653	$744
Non-cash interest capitalized	$14,520	$4,939
Income taxes paid	$12,638	$95

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Revenues	$372,903	$356,545
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	282,945	261,181
Depreciation and depletion	23,391	25,115
Accretion	2,649	3,340
Selling, general and administrative expenses	14,835	13,027
Total costs and expenses	323,820	302,663
Operating income	49,083	53,882
Other income (expense)
Interest income	446	135
Interest expense	(5,850)	(12,218)
Other, net	(1,998)	162
Total other expense	(7,402)	(11,921)

Income before income tax provision and earnings from unconsolidated affiliates	41,681	41,961
Income tax expense	(15,101)	(15,293)
Earnings from unconsolidated affiliates, net of tax	38	105
Net income	26,618	26,773
Other comprehensive income
Retiree medical plan amortization of prior service cost, net of tax	310	209
Other comprehensive income	310	209
Total comprehensive income	$26,928	$26,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$488,040	$404,240
Investments in marketable securities	97,647	75,228
Restricted cash	—	71,245
Accounts receivable	93,421	95,247
Inventories	75,455	71,648
Deferred income taxes	27,016	30,648
Other assets	26,725	14,885
Total current assets	808,304	763,141

Noncurrent assets
Property, plant and equipment, net	1,348,236	1,350,135
Goodwill	35,634	35,634
Deferred income taxes	69,860	78,280
Other assets	33,526	29,773
Total assets	$2,295,560	$2,256,963

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$59,597	$71,377
Royalties and production taxes	142,520	136,072
Accrued expenses	72,471	51,799
Due to related parties	19,822	27,420
Current portion of federal coal lease obligations	102,198	102,198
Other liabilities	4,973	4,971
Total current liabilities	401,581	393,837

Noncurrent liabilities
Senior notes	596,182	596,077
Federal coal lease obligations, net of current portion	186,119	186,119
Asset retirement obligations, net of current portion	194,763	192,707
Other liabilities	44,559	42,795
Total liabilities	1,423,204	1,411,535
Commitments and Contingencies (Note 9)

Equity
Member’s equity	890,660	864,042
Accumulated other comprehensive loss	(18,304)	(18,614)
Total member’s equity	872,356	845,428
Total liabilities and member’s equity	$2,295,560	$2,256,963

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net income	$26,618	$26,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	23,391	25,115
Accretion	2,649	3,340
Earnings from unconsolidated affiliates	(38)	(105)
Distributions of income from unconsolidated affiliates	—	2,000
Deferred income taxes	11,854	14,605
Unrealized derivative loss	2,056	—
Other, net	2,230	2,461
Changes in operating assets and liabilities:
Accounts receivable, net	2,220	(4,956)
Inventories	(3,731)	(8,293)
Due to or from related parties	(7,598)	(1,600)
Other assets	(13,921)	(17,449)
Accounts payable and accrued expenses	8,745	39,756
Asset retirement obligations	(1,466)	(1,334)
Net cash provided by operating activities	53,009	80,313
Investing activities
Purchases of property, plant and equipment	(14,338)	(46,328)
Investments in marketable securities	(28,349)	—
Maturity and redemption of investments	5,930	—
Return of restricted cash	71,245	21,321
Partnership escrow deposit	(4,470)	—
Other	773	530
Net cash provided by (used in) investing activities	30,791	(24,477)
Financing activities
Member distributions	—	(162)
Net cash used in financing activities	—	(162)

Net increase in cash and cash equivalents	83,800	55,674
Cash and cash equivalents at beginning of period	404,240	340,100
Cash and cash equivalents at end of period	$488,040	$395,774

Supplemental cash flow disclosures for continuing operations:
Interest paid	$653	$744
Non-cash interest capitalized	$14,520	$4,939
Income taxes paid	$12,638	$95

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Business, Principles of Consolidation and Use of Estimates

We are one of the largest producers of coal in the U.S. and in the Powder River Basin (“PRB”) based on 2011 coal sales.  We operate some of the safest mines in the coal industry.  According to Mine Safety and Health Administration (“MSHA”) data, in 2011, we had one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.  We operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., and operate two of the four largest coal mines in the U.S.  Our operations include three wholly-owned surface coal mines, two of which, the Antelope mine and the Cordero Rojo mine, are in Wyoming and one of which, the Spring Creek mine, is in Montana.  We also own a 50% non-operating interest in a fourth surface coal mine in Montana, the Decker mine.  We produce sub-bituminous thermal coal with low sulfur content and sell our coal primarily to domestic and foreign electric utilities.

We consolidate the accounts of entities in which we have a controlling financial interest under the voting control model.  We account for our 50% non-operating interest in Decker Coal Company (“Decker”) using the proportionate consolidation method, whereby our share of Decker’s assets, liabilities, revenues and expenses are included in our consolidated financial statements.  Investments in other entities that we do not control but have the ability to exercise significant influence over the investee’s operating and financial policies, are accounted for under the equity method.  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results that can be expected for the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) for a discussion of our critical accounting policies and estimates.

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

Basis of Presentation

CPE Inc. conducts all of its business through CPE Resources and its subsidiaries.  CPE Inc.’s consolidated financial statements are substantially identical to CPE Resources’s financial statements, with the following exceptions:

•                  Tax Receivable Agreement (see Note 9) and deferred tax assets relating thereto (see Note 8)

•                  Earnings per share (see Note 11)

•                  Equity-based compensation (see Note 13)

•                  Supplemental guarantor information (see Note 14)

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all footnote disclosures required by U.S. GAAP.  In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2011 and 2010, and for each of the three years ended December 31, 2011, included in our 2011 Form 10-K.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position as of March 31, 2012, and the results of operations and cash flows for the three months ended March 31, 2012 and 2011, in conformity with

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. GAAP.  Interim results for the three months ended March 31, 2012, may not be indicative of results that will be realized for the full year ending December 31, 2012.

Due to the tabular presentation of rounded amounts, certain tables reflect insignificant rounding differences.

2.  Accounting Policies and Standards Update

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

Other Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends current comprehensive income guidance.  The update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity.  Instead, an entity is required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance is now effective for us.  The guidance impacts our disclosures, but it does not impact our results of operations, financial condition, or cash flows.

3.  Inventories

Inventories, net, consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Materials and supplies	$70,636	$67,461
Less: Obsolescence allowance	(684)	(643)
Material and supplies, net	69,952	66,818
Coal inventory	5,503	4,830
Inventories, net	$75,455	$71,648

4.  Derivatives

We are exposed to various types of risk in the normal course of business, including fluctuations in commodity prices.  In most cases, commodity price risk related to the sale of coal is mitigated through the use of long-term, fixed-price contracts rather than financial instruments; however, during 2011, we commenced the use of derivative financial instruments consisting entirely of commodity contracts to manage certain exposures to international coal prices.

All of our derivative financial instruments are recognized in the balance sheet at fair value.  We have not applied hedge accounting; therefore, changes in the fair value of the derivative financial instruments are recorded in “Other income (expense)” on the condensed consolidated statements of operations and comprehensive income each period using marked-to-market accounting.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We held derivative financial instruments for risk management purposes as follows (in thousands):

	March 31, 2012			December 31, 2011
	Notional			Notional
Year of Settlement	Amount	Asset	Liability	Amount	Asset	Liability
	(tons)			(tons)
2012	281	$114	$(18)	215	$1,090	$—
2013	686	$372	$(191)	322	$1,185	$—
2014	198	$—	$(242)	—	$—	$—
2015	132	$—	$(339)	—	$—	$—
Total	1,297	$486	$(790)	537	$2,275	$—

Unrealized and realized gains (losses) on derivative financial instruments consisted of the following (in thousands):

March 31,
2012
Unrealized gains (losses)	$(2,056)

Realized gains (losses)	$524

There were no derivative financial instruments as of March 31, 2011.  See Note 5 for a discussion related to the fair value of derivative financial instruments.

5.  Fair Value of Financial Instruments

Due to the short term nature of certain of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, amounts due from related parties, accounts payable, and certain current liabilities, we believe that their historical cost approximated fair value.

We also held investments in marketable securities and derivative financial instruments that we assessed and reported on our balance sheet at fair value as of March 31, 2012 and December 31, 2011.  We use a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation.  The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

•                  Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets.  Level 1 assets include investments in trading securities, primarily asset-backed securities.

•                  Level 2 is defined as observable inputs other than Level 1 prices.  These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Our Level 2 assets and liabilities include derivative financial instruments with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.

•                  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We have no Level 3 investments as of March 31, 2012 or December 31, 2011.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheets (in thousands):

	Fair Value at March 31, 2012
Description	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$360,250	$—	$—	$360,250
Commercial paper and short term marketable securities(1)	$—	$2,450	$—	$2,450
Derivative financial instruments	$—	$486	$—	$486
Investments in marketable securities	$—	$97,647	$—	$97,647
Liabilities
Derivative financial instruments	$—	$790	$—	$790

	Fair Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$238,812	$—	$—	$238,812
Commercial paper and short term marketable securities(1)	$—	$45,897	$—	$45,897
Derivative financial instruments	$—	$2,275	$—	$2,275
Investments in marketable securities	$—	$75,228	$—	$75,228

(1)                                 Included in cash and cash equivalents in the consolidated balance sheets along with $125 million and $119 million of demand deposits at March 31, 2012 and December 31, 2011, respectively.

We did not have any transfers between levels during the three months ended March 31, 2012.  Our policy is to value all transfers between levels using the beginning of period valuation.

6.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2012			December 31, 2011
	Principal	Carrying Value	Fair Value(1)	Principal	Carrying Value	Fair Value(1)
8.25% Senior Notes due 2017, net of unamortized discount	$300,000	$298,294	$305,250	$300,000	$298,237	$327,750

8.50% Senior Notes due 2019, net of unamortized discount	300,000	297,888	310,500	300,000	297,841	327,750
Total long-term debt	$600,000	$596,182	$615,750	$600,000	$596,077	$655,500

(1)                           The fair value of the senior notes was based on observable market inputs.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Other Long-Term Obligations

Federal Coal Lease Obligations

Federal coal lease obligations comprise (in thousands):

	March 31,	December 31,
	2012	2011
Federal coal lease obligations, current	$102,198	$102,198
Federal coal lease obligations, noncurrent	186,119	186,119
Total federal coal lease obligations	$288,317	$288,317

Our federal coal leases, as reflected in the consolidated balance sheets, consist of discounted obligations payable to the Bureau of Land Management of the U.S. Department of the Interior (the “BLM”).  Imputed interest is included with accrued expenses.

We have federal coal lease payments, as follows (in thousands):

			March 31, 2012		December 31, 2011
	Annual	Imputed	Carrying	Fair	Carrying	Fair
Payment Dates	Payment	Interest Rate	Value	Value(1)	Value	Value(1)
August 1, 2008 — 2012	$50,160	7.50%	$46,661	$49,623	$46,661	$48,867
May 1, 2009 — 2013	$9,620	8.70%	16,998	18,885	16,998	18,517
July 1, 2011 — 2015	$59,545	8.50%	192,892	224,947	192,892	215,796
September 1, 2011 — 2015	$9,862	8.50%	31,766	36,394	31,766	35,293
			$288,317	$329,849	$288,317	$318,473

(1)                                 The fair value of estimates for federal coal lease obligations were determined by discounting the remaining lease payments using a current estimate of the credit-adjusted, risk-free rate based on our current credit rating.

Future payments on federal coal leases are as follows (in thousands):

Year Ended December 31,
2012	$129,187
2013	79,027
2014	69,407
2015	69,407
Total	347,028
Less: imputed interest	58,711
Total principal payments	288,317
Less: current portion	102,198
Long-term federal coal leases payable	$186,119

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other

Other long-term obligations include liabilities incurred in connection with the acquisition of land and mineral rights.  We had the following purchase obligations with parties other than the BLM (dollars in thousands):

	March 31,	December 31,
	2012	2011
Purchase obligations, total	$6,567	$6,567
Interest rate	6% - 8%	6% - 8%

The fair value of other long-term obligations approximated its carrying amount at March 31, 2012 and December 31, 2011.

8.  Income Taxes

Our income from continuing operations before income tax provision and earnings (losses) from unconsolidated affiliates is earned solely in the U.S.  The following table summarizes income taxes (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011
Income tax expense (CPE Inc.)	$15,101	$15,293
Effective tax rate (CPE Inc.)	36.2%	36.4%
Income tax expense (CPE Resources)	$15,101	$15,293
Effective tax rate (CPE Resources)	36.2%	36.4%

Our statutory income tax rate, including state income taxes, is 36%, which approximates our tax expense for the three months ended March 31, 2012 and 2011.

9.  Commitments and Contingencies

Commitments

Purchase Commitments

As of March 31, 2012, we had outstanding capital purchase commitments which consisted of (in thousands):

	March 31,	December 31,
	2012	2011
Capital commitments
Equipment	$12,501	$8,637
Land	23,700	23,700

Supplies and services
Coal purchase commitments	$14,254	$5,652
Transportation agreements	133,294	135,080
Materials and supplies	27,384	29,641

Tax Receivable Agreement (CPE Inc. only)

During 2009, in connection with the initial public offering (“IPO”), CPE Inc. entered into a Tax Receivable Agreement with Rio Tinto, our former parent, and recognized a liability for the undiscounted amounts that CPE Inc. estimated will be paid to Rio Tinto under this agreement.  The amounts to be paid will be determined based on a calculation of future income tax savings that CPE Inc. actually realizes as a result of the tax basis increase that resulted from the IPO and

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

secondary offering transactions.  Generally, CPE Inc. retains 15% of the realized tax savings generated from the tax basis step-up and Rio Tinto is entitled to the remaining 85%.  Periodically, CPE Inc. adjusts the estimated liability to reflect updated forecasts of future taxable income, and these adjustments, which could be significant, are reflected in CPE Inc.’s operating results.  The assumptions reflected in CPE Inc.’s estimates involve significant judgment and are subject to substantial uncertainty about future business operations.  As such, the actual amount and timing of payments that are required to be made under the Tax Receivable Agreement could differ materially from our estimates.

As of March 31, 2012, CPE Inc. recognized a total $170.6 million undiscounted liability for its estimated payments to Rio Tinto under the Tax Receivable Agreement, of which $19.1 million and $151.5 million were classified as current and noncurrent, respectively.  The estimated liability was based on forecasts of future taxable income over the anticipated life of the mining operations and reclamation activities, assuming no additional coal reserves are acquired. The amounts to be paid will be determined based on a calculation of future income tax savings that CPE Inc. actually realizes as a result of the tax basis increase that resulted from the IPO and Secondary Offering transactions.

Based on our estimates as of March 31, 2012, CPE Inc. is expected to make payments of $19.1 million in 2012, payments averaging approximately $19 million each year during 2013 to 2016, and additional payments in subsequent years. CPE Inc. is obligated to make these payments and expects to obtain funding for these payments by causing CPE Resources to distribute cash to CPE Inc. CPE Inc.’s payments under the Tax Receivable Agreement would be greater if CPE Resources generates taxable income significantly in excess of its current estimated future taxable income over the anticipated life of its mines, for example, if CPE Resources acquires additional coal leases beyond its existing coal leases and, as a result, CPE Inc. realizes the full tax benefit of such increased tax bases (or an increased portion thereof). Required payments under the Tax Receivable Agreement also may increase or become accelerated as a result of certain asset transfers outside the ordinary course of business, a change in control of CPE Resources, or a default by CPE Inc.

Contingencies

Litigation

Caballo Coal Company Litigation – Spring Creek

On September 16, 2009, Caballo Coal Company (“Caballo”), a subsidiary of Peabody Energy Corporation, commenced an action in Wyoming state court against Spring Creek Coal Company (“Spring Creek”), our wholly-owned subsidiary, asserting that Spring Creek repudiated its allegedly remaining obligation under a 1987 agreement to purchase an additional approximately 1.6 million tons of coal and seeking unspecified damages.  As disclosed in our 2011 Form 10-K, the parties to this lawsuit engaged in settlement negotiations.  On February 21, 2012, the parties entered into a definitive settlement agreement, resolving this litigation with no material impact on our results of operations, in management’s judgment.  On February 29, 2012, the court dismissed the lawsuit with prejudice.

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

Concentrations of Risk and Major Customers

Approximately 87% of our revenues for the three months ended March 31, 2012 were under multi-year contracts that specify pricing terms compared to 85% for the three months ended March 31, 2011.  While the majority of the contracts are fixed-price, certain contracts have adjustment provisions for determining periodic price changes.  For the three months ended March 31, 2012 and 2011, there was no single customer that represented more than 10% of consolidated revenues.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  The credit risk is controlled through credit approvals and monitoring procedures.

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

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company, or provide a letter of credit, typically through a bank.  Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements under federal or state laws.  As of March 31, 2012, we had no standby letters of credit and $570.6  million of performance bonds outstanding (including our proportional share of the Decker mine) to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.

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

10.  Related Party Transactions

Related party activity consists primarily of coal sales to our 50% owned coal marketing company, and equity method investment, Venture Fuels Partnership.

	Three Months Ended
	March 31,
	2012	2011
Related party transactions:
Sales of coal to Venture Fuels Partnership	$1,187	$1,768

11.  Earnings per Share (CPE Inc. only)

Dilutive potential shares of common stock may include restricted shares, options and performance units issued under our Long Term Incentive Plan (“LTIP”).  We apply the treasury stock method to determine dilution from restricted stock and options.

186,000 and 36,000 outstanding options for the three months ended March 31, 2012 and 2011, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

140,000 restricted shares for the three months ended March 31, 2012 were excluded from the diluted earnings per share calculation because they were anti-dilutive.

The following table summarizes the calculation of diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2012	2011
Numerator for calculation of diluted earnings per share:
Income (loss) attributable to controlling interest stockholders	$26,618	$26,773
Numerator for diluted income per share	$26,618	$26,773
Denominator for basic income per share — weighted-average shares outstanding	60,008	60,000
Dilutive effect of stock equivalents	753	663
Denominator for diluted earnings per share	60,761	60,663
Diluted earnings (loss) per share	$0.44	$0.44

12.  Segment Information

Our management reviews, manages, and operates our business as a single operating segment - the production of low sulfur, thermal coal from surface mines, located in the Western region of the U.S. within the PRB, which is sold to electric utilities and industrial customers.

The following table presents a summary of total revenues from external customers by geographic location (in thousands):

	Three Months Ended
	March 31,
	2012	2011
United States	$304,029	$306,202
Asia	68,662	48,971
Other	212	1,372
Total revenues from external customers	$372,903	$356,545

All of our revenues originated in the U.S.  We attribute revenue to individual countries based on the location of the customer.  Our sales to customers located outside of the U.S. are made primarily to customers in Asia and Canada.

As of March 31, 2012 and December 31, 2011, all of our long-lived assets were located in the U.S.

13.  Equity-Based Compensation (CPE Inc. only)

During the first quarter of each year, we grant restricted stock, restricted stock units, performance-based share units, and/or non-qualified stock options (“shares”) to eligible employees and directors.  Generally, these shares fully vest on the third anniversary of the grant date.  In addition, performance-based share units include a stock performance vesting criteria.  However, they will pro-rata vest sooner if a grantee terminates employment or stops providing services because of death, disability, redundancy or retirement.  Shares will fully vest if an employee is terminated without cause within two years after a change in control occurs, as such term is defined in the LTIP. Restricted stock units granted to our directors vest upon their resignation or retirement.  All other shares will be forfeited if the grantee terminates employment for any other reason than those noted above and non-qualified stock options expire if not exercised within ten years of the date of grant.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

Restricted stock activity for the three months ended March 31, 2012 is as follows (in thousands, except per share amounts):

		Weighted
		Average
		Grant-Date
	Number	Fair Value
		(per share)
Non-vested shares at January 1, 2012	936	$15.75
Granted	152	17.42
Forfeited	(4)	15.12
Vested	—	—
Non-vested shares at March 31, 2012	1,083	$15.99

Performance-Based Share Units

Performance-based share units granted represent the number of shares of common stock to be awarded based on the achievement of targeted performance levels related to pre-established total stockholder return goals over a three-year period and may range from 0% to 200% of the targeted amount.  The grant date fair value of the awards is based upon a Monte Carlo simulation and is amortized over the performance period.  We utilized U.S. Treasury yields as of the grant date for our risk-free interest rate assumption, matching the treasury yield terms to the expected life of the performance-based share units.

Performance-based share unit award activity for the three months ended March 31, 2012 is as follows (in thousands, except per share amounts):

		Weighted
		Average
		Grant-Date
	Number	Fair Value
		(per share)
Non-vested units at January 1, 2012	159	$20.12
Granted	220	17.61
Forfeited	—	—
Vested	—	—
Non-vested units at March 31, 2012	379	$18.66

The assumptions used to estimate the fair value of the performance-based share units are as follows:

Risk-free interest rate	0.5%
Expected volatility	48.2%
Term	3 years

Fair value	$17.61

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-Qualified Stock Options

Non-qualified stock option activity for the three months ended March 31, 2012 is as follows (in thousands, except per share amounts):

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Term	Value(1)
		(per option)	(years)
Options outstanding at January 1, 2012	1,138	$15.77	8.06	$4,240
Granted	207	17.00	10.00
Forfeited	—	—
Options outstanding at March 31, 2012	1,345	$15.95	8.14	$879
Exercisable at March 31, 2012	—

(1)                                  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at period-end.

We used the Black-Scholes-Merton option pricing model to determine the fair value of stock options.  Determining the fair value of equity-based awards requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, and the associated volatility.  As we have no historical exercise history, expected option life assumptions were developed using the simplified method as outlined in Topic 14, Share-Based Payment, of the Staff Accounting Bulletin Series.  We utilized U.S. Treasury yields as of the grant date for our risk-free interest rate assumption, matching the treasury yield terms to the expected life of the option.  We utilized a 6.5 year peer historical lookback, weighted with our own volatility since the IPO, to develop our expected volatility.

The assumptions used to estimate the fair value of options granted on March 15, 2012 are as follows:

Risk-free interest rate	1.7%
Expected option life	6.5 years
Expected volatility	53.6%

Fair value (per option)	$9.05

14.  Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only)

In accordance with the indentures governing the 8.25% Senior Notes due 2017 (“2017 notes”) and the 8.50% Senior Notes due 2019 (“2019 notes”), collectively the “senior notes,” certain wholly-owned U.S. subsidiaries of CPE Resources (the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed these senior notes on a joint and several basis.  Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the senior note holders.  The following historical financial statement information is provided for the Guarantor/Non-Guarantor Subsidiaries:

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended March 31, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$369,228	$3,675	$—	$372,903
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	7	276,817	6,121	—	282,945
Depreciation and depletion	556	21,645	1,190	—	23,391
Amortization and accretion	—	2,330	319	—	2,649
Selling, general and administrative expenses	14,081	754	—	—	14,835
Total costs and expenses	14,644	301,546	7,630	—	323,820
Operating income (loss)	(14,644)	67,682	(3,955)	—	49,083
Other income (expense)
Interest income and other, net	446	—	—	—	446
Interest expense	(5,666)	(168)	(16)	—	(5,850)
Other	—	(1,998)	—	—	(1,998)
Total other expense	(5,220)	(2,166)	(16)	—	(7,402)
Income from continuing operations before income tax provision and earnings (losses) from affiliates	(19,864)	65,516	(3,971)	—	41,681
Income tax provision	7,151	(23,666)	1,414	—	(15,101)
Earnings from unconsolidated affiliates, net of tax	6	32	—	—	38
Earnings (losses) from consolidated affiliates, net of tax	39,325	(2,557)	—	(36,768)	—
Net income (loss)	26,618	39,325	(2,557)	(36,768)	26,618
Other comprehensive income
Retiree medical plan amortization of prior service cost, net of tax	310	252	58	(310)	310
Other comprehensive income	310	252	58	(310)	310
Total comprehensive income (loss)	$26,928	$39,577	$(2,499)	$(37,078)	$26,928

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended March 31, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$353,330	$3,215	$—	$356,545
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	11	257,240	3,930	—	261,181
Depreciation and depletion	477	24,471	167	—	25,115
Amortization and accretion	—	2,351	989	—	3,340
Selling, general and administrative expenses	11,727	1,300	—	—	13,027
Total costs and expenses	12,215	285,362	5,086	—	302,663
Operating income (loss)	(12,215)	67,968	(1,871)	—	53,882
Other income (expense)
Interest income and other, net	134	—	1	—	135
Interest expense	(11,405)	(799)	(14)	—	(12,218)
Other	—	162	—	—	162
Total other expense	(11,271)	(637)	(13)	—	(11,921)
Income from continuing operations before income tax provision and earnings (losses) from affiliates	(23,486)	67,331	(1,884)	—	41,961
Income tax provision	8,073	(24,059)	693	—	(15,293)
Earnings from unconsolidated affiliates, net of tax	8	97	—	—	105
Earnings (losses) from consolidated affiliates, net of tax	42,178	(1,191)	—	(40,987)	—
Net income (loss)	26,773	42,178	(1,191)	(40,987)	26,773
Other comprehensive income
Retiree medical plan amortization of prior service cost, net of tax	209	209	—	(209)	209
Other comprehensive income	209	209	—	(209)	209
Total comprehensive income (loss)	$26,982	$42,387	$(1,191)	$(41,196)	$26,982

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	March 31, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$483,522	$2	$4,516	$—	$488,040
Investments in marketable securities	97,647	—	—	—	97,647
Accounts receivable, net	—	90,378	3,043	—	93,421
Inventories, net	5,905	65,125	4,425	—	75,455
Due from related parties	—	309,084	2,379	(311,463)	—
Deferred income taxes and other assets	—	53,665	76	—	53,741
Total current assets	587,074	518,254	14,439	(311,463)	808,304
Noncurrent assets
Property, plant and equipment, net	7,580	1,336,453	4,203	—	1,348,236
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	24,408	32,627	12,825	—	69,860
Investments and other assets	1,198,234	—	4,470	(1,169,178)	33,526
Total assets	$1,817,296	$1,922,968	$35,937	$(1,480,641)	$2,295,560
LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable and accrued expenses	$17,322	$105,951	$8,795	$—	$132,068
Royalties and production taxes	—	140,853	1,667	—	142,520
Due to related parties	331,285	—	—	(311,463)	19,822
Current portion of federal coal lease obligations	—	102,198	—	—	102,198
Other liabilities	45	3,962	966	—	4,973
Total current liabilities	348,652	352,964	11,428	(311,463)	401,581
Noncurrent liabilities
Senior notes	596,182	—	—	—	596,182
Federal coal lease obligations, net of current portion	—	186,119	—	—	186,119
Asset retirement obligations, net of current portion	—	128,084	66,679	—	194,763
Other liabilities	106	79,201	6,177	(40,925)	44,559
Total liabilities	944,940	746,368	84,284	(352,388)	1,423,204
Commitments and Contingencies (Note 9)
Total member’s equity	872,356	1,176,600	(48,347)	(1,128,253)	872,356
Total liabilities and member’s equity	$1,817,296	$1,922,968	$35,937	$(1,480,641)	$2,295,560

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	December 31, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$401,087	$2	$3,151	$—	$404,240
Investments in marketable securities	75,228	—	—	—	75,228
Restricted cash	71,245	—	—	—	71,245
Accounts receivable, net	130	92,936	2,181	—	95,247
Inventories, net	5,753	61,677	4,218	—	71,648
Due from related parties	—	256,460	—	(256,460)	—
Deferred income taxes and other assets	—	45,533	—	—	45,533
Total current assets	553,443	456,608	9,550	(256,460)	763,141
Noncurrent assets
Property, plant and equipment, net	6,684	1,338,839	4,612	—	1,350,135
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	34,307	28,931	15,042	—	78,280
Investments and other assets	1,134,791	—	—	(1,105,018)	29,773
Total assets	$1,729,225	$1,860,012	$29,204	$(1,361,478)	$2,256,963

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,895	$111,527	$6,754	$—	$123,176
Royalties and production taxes	—	133,349	2,723	—	136,072
Due to related parties	282,661	—	1,219	(256,460)	27,420
Current portion of federal coal lease obligations	—	102,198	—	—	102,198
Other liabilities	45	3,960	966	—	4,971
Total current liabilities	287,601	351,034	11,662	(256,460)	393,837
Noncurrent liabilities
Senior notes	596,077	—	—	—	596,077
Federal coal lease obligations, net of
current portion	—	186,119	—	—	186,119
current portion	—	126,267	66,440	—	192,707
Other liabilities	119	84,201	6,021	(47,546)	42,795
Total liabilities	883,797	747,621	84,123	(304,006)	1,411,535
Commitments and Contingencies (Note 9)

Total member’s equity	845,428	1,112,391	(54,919)	(1,057,472)	845,428
Total liabilities and member’s equity	$1,729,225	$1,860,012	$29,204	$(1,361,478)	$2,256,963

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Three Months Ended March 31, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$35,665	$15,919	$1,425	$—	$53,009

Investing activities
Purchases of property, plant and equipment	(2,056)	(12,222)	(60)	—	(14,338)
Return of restricted cash	71,245	—	—	—	71,245
Partnership escrow deposit	—	—	(4,470)	—	(4,470)
Purchases of marketable securities	(28,349)	—	—	—	(28,349)
Maturity and redemption of investments	5,930	—	—	—	5,930
Contributions made to subsidiary	—	(4,470)	—	4,470	—
Other	—	773	—	—	773
Net cash provided by (used in) investing activities	46,770	(15,919)	(4,530)	4,470	30,791

Financing activities
Contributions received from parent	—	—	4,470	(4,470)	—
Net cash used in financing activities	—	—	4,470	(4,470)	—
Net increase in cash and cash equivalents	82,435	—	1,365	—	83,800
Cash and cash equivalents at beginning of year	401,087	2	3,151	—	404,240
Cash and cash equivalents at the end of year	$483,522	$2	$4,516	$—	$488,040

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Three Months Ended March 31, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$39,446	$44,681	$(3,814)	$—	$80,313

Investing activities
Purchases of property, plant and equipment	(1,056)	(45,211)	(61)	—	(46,328)
Return of restricted cash	21,321	—	—	—	21,321
Other	—	530	—	—	530
Net cash provided by (used in) investing activities	20,265	(44,681)	(61)	—	(24,477)

Financing activities
Distributions	(162)	—	—	—	(162)
Net cash used in financing activities	(162)	—	—	—	(162)
Net increase (decrease) in cash and cash equivalents	59,549	—	(3,875)	—	55,674
Cash and cash equivalents at beginning of year	322,010	4	18,086	—	340,100
Cash and cash equivalents at the end of year	$381,559	$4	$14,211	$—	$395,774

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words.  You should read statements that contain these words carefully because they discuss our current plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters.  While we believe that these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate.  Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions.  The factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (our “2011 Form 10-K”), as well as any cautionary language in this report, describe the known material risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them.  You are cautioned not to place undue reliance on the forward-looking statements contained herein.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.  The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

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

•                  the impact of current and future environmental, health, safety and other laws, regulations, treaties or governmental policies, or changes in interpretations thereof, and third-party regulatory challenges, including those affecting our coal mining operations or our customers’ coal usage, carbon and other gaseous emissions or ash handling, as well as related costs and liabilities;

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

•                  our relationships with, and other conditions affecting, our customers and other counterparties, including economic conditions and the credit performance and credit risks associated with our customers and other counterparties, such as lenders under Cloud Peak Energy Resources LLC’s credit agreement and financial institutions with whom we maintain accounts or enter hedging arrangements;

•                  the terms and restrictions of Cloud Peak Energy Resources LLC’s indebtedness;

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

•                  our liquidity, results of operations, and financial condition generally, including amounts of working capital that are available; and

•                  other factors, including those discussed in Item 1A of our 2011 Form 10-K.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note

Cloud Peak Energy Resources LLC (“CPE Resources”) is the sole direct subsidiary of Cloud Peak Energy Inc. (“CPE Inc.”), providing 100% of CPE Inc.’s total consolidated revenue for the three months ended March 31, 2012 and constituting nearly 100% of CPE Inc.’s total consolidated assets as of March 31, 2012.

Unless the context indicates otherwise, the terms the “Company,” “we,” “us,” and “our” refer to both CPE Inc. and CPE Resources and their subsidiaries.  Discussions or areas of this report that either apply only to CPE Inc. or CPE Resources are clearly noted in such sections.

This Item 2 may contain forward-looking statements that involve substantial risks and uncertainties.  When considering these forward-looking statements you should keep in mind the cautionary statements in this report and our other Securities and Exchange Commission (“SEC”) filings, including Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).  Please see “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this document.

This Item 2 is intended to help the reader understand our results of operations and financial condition.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements in Item 1 of this report and our other SEC filings, including our audited consolidated financial statements in Item 8 of our 2011 Form 10-K.

Overview

We are one of the largest producers of coal in the U.S. and in the Powder River Basin (“PRB”), based on 2011 coal sales.  As of December 31, 2011, we controlled approximately 1.37 billion tons of proven and probable coal reserves.  We operate some of the safest mines in the coal industry.  According to Mine Safety and Health Administration (“MSHA”) data, in 2011, we had one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.  We operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., and operate two of the four largest coal mines in the U.S.  Our operations include three wholly-owned surface coal mines, two of which, the Antelope mine and the Cordero Rojo mine, are in Wyoming and one of which, the Spring Creek mine, is in Montana.  We also own a 50% non-operating interest in a fourth surface coal mine in Montana, the Decker mine.  We produce sub-bituminous thermal coal with low sulfur content and sell our coal primarily to domestic and foreign electric utilities.

Decker Mine

We hold a 50% non-operating interest in the Decker mine in Montana.  The other 50% mine owner has responsibility for the day-to-day operations of the Decker mine.  We account for our pro-rata share of assets and liabilities in our undivided interest in the joint venture using the proportionate consolidation method, whereby our share of assets, liabilities, revenues and expenses are included in the appropriate classification in our consolidated financial statements.

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

The volume of coal that we sell in any given year is driven by the amount of global and domestic demand for coal-generated electric power.  Demand for coal-generated electric power may be affected by many factors including weather patterns, natural gas prices, coal-fired generating capacity and utilization, environmental and legal challenges, political and regulatory factors, energy policies, international and domestic economic conditions, and other factors discussed in this Item 2 and in our 2011 Form 10-K.

The price at which we sell our coal is a function of the demand relative to the supply for coal, domestically and internationally.  As the demand within a region increases, prices are also subject to increase.  Significant increases in demand can allow our coal to compete in new markets.  We typically enter into multi-year contracts with our customers which helps mitigate the risks associated with any short-term imbalance in supply and demand.  In addition, international demand has increased, enabling us to increase exports of coal during the past few years.  We entered into derivative financial instruments that are scheduled to settle at various dates between 2012 and 2015 to hedge a portion of our export coal sales.

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

We incur significant capital expenditures to update or expand our mining equipment, surface land holdings and coal reserves.  In line with the worldwide mining industry, generally the cost of capital equipment and lead times are increasing.  In addition, in recent years, the costs of acquiring federal coal leases and associated surface rights have increased.  As we mine these more expensive leases in the future, our depletion costs will increase.

Current Considerations

Warmer-than-average temperatures since December led to the fourth warmest winter on record for the contiguous U.S., according to the U.S. Energy Information Administration.  Heating degree days for the 2011/2012 winter season were down 16% from the 30-year norm and down nearly 20% from the 2010/2011 winter season.  During the winter season for 2011/2012, electric generation was down 5% from the norm and down nearly 6.5% from the prior year’s winter season.  The warm winter led to both reduced electricity and gas demand for commercial and residential heating.  The reduced demand, together with increased supplies of natural gas, has depressed near-term gas prices significantly and has allowed some utilities to increase their generation from natural gas to take advantage of near-term low gas prices.  During this short-term period, coal burn has been significantly reduced and utility coal stockpiles have increased rapidly. However, the level of coal-to-natural gas switching appears to currently be limited by infrastructure constraints.  Consequently, we do not expect significantly more switching from PRB coal to gas even if gas prices continue to fall. Conversely, we expect to see switching from gas back to coal to start once gas prices exceed $2.50 per mmBtu.  In March 2012, shipments of coal from our mines slowed as some utility stockpiles approached full capacity and utilities reduced their immediate shipment schedules.

Shipments are expected to continue to be slow in the second quarter which is traditionally the lowest shipment quarter of the year due to normal mild spring weather reducing electricity and gas demand combined with customary power plant maintenance outages.  As a result of these conditions, a small number of our customers have contacted us to discuss potential options to reduce their 2012 tonnage commitments.  At this early stage in the year, no deferrals have been agreed.

While the outlook for coal demand for the rest of the year will depend on summer temperatures, economic growth and the level of gas production and gas prices, the warm and dry conditions during the 2011/2012 winter season limited snowfall for many locations.  Consequently hydro-electric generation is expected to be significantly reduced, which should support incremental demand for both natural gas and coal generated electricity in the coming months.

The current regulatory environment is making it increasingly difficult for coal burning utilities to operate existing, or invest in new, coal power plants.  The regulations include the Cross State Air Pollution Rule, Utility MATS, coal ash regulation and the proposed carbon dioxide new source performance standard, the combined impacts of which are highly uncertain.  It is possible some of the regulations will increase demand for low sulfur PRB coal, such as from our Antelope mine. However, we believe the cumulative effect will be to decrease U.S. demand for coal and significantly increase the cost of domestic electricity.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

The discussion of our results of operations below includes the non-GAAP financial measures of (1) Adjusted EBITDA and (2) Adjusted Earnings Per Share (“Adjusted EPS”).  Adjusted EBITDA and Adjusted EPS are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles in the U.S., or GAAP.  A quantitative reconciliation of historical net income to Adjusted EBITDA and EPS (as defined below) to Adjusted EPS is found within this Item 2.

EBITDA represents net income before (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, (4) amortization, and (5) accretion.  Adjusted EBITDA represents EBITDA as further adjusted for specifically identified items that management believes do not directly reflect our core operations.  The specifically identified items are the impacts, as applicable, of: (1) the Tax Receivable Agreement including tax impacts of our 2009 initial public offering and 2010 secondary offering, (2) adjustments for derivative financial instruments including unrealized marked-to-market amounts and cash settlements realized, and (3) our significant broker contract that expired in the first quarter of 2010.

Adjusted EPS represents diluted earnings (loss) per common share (“EPS”) adjusted to exclude the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA and described above, adjusted at the statutory tax rate of 36%.

Because not all companies use identical calculations, our presentations of Adjusted EBITDA and Adjusted EPS may not be comparable to other similarly titled measures of other companies.  Moreover, our presentation of Adjusted EBITDA is different than EBITDA as defined in our debt financing agreements.

See Item 6 of our 2011 Form 10-K for additional information regarding Adjusted EBITDA and Adjusted EPS and their limitations compared to U.S. GAAP financial measures.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Summary

The following table summarizes key results (in millions):

	Three Months Ended
	March 31,		Change
	2012	2011	Amount	Percent
Total revenue	$372.9	$356.5	$16.4	4.6
Net income	26.6	26.8	(0.2)	(0.7)
Adjusted EBITDA(1)	75.7	82.6	(6.9)	(8.4)
Adjusted EPS(1)	$0.47	$0.44	$0.03	5.7
Asian export tons	1.0	0.9	0.1	11.1
Total tons sold	22.9	23.7	(0.8)	(3.4)

(1)                            Non-GAAP measure; please see definition above and reconciliation below.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

The following tables present a reconciliation of net income to Adjusted EBITDA and diluted earnings (loss) per common share to Adjusted EPS (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2012	2011
Net income	$26.6	$26.8
Interest income	(0.4)	(0.1)
Interest expense	5.9	12.2
Income tax expense (benefit)	15.1	15.3
Depreciation and depletion	23.4	25.1
Accretion	2.6	3.3
EBITDA	$73.2	$82.6
Tax agreement expense(1)	—	—
Derivative financial instruments(2)	2.6	—
Expired significant broker contract	—	—
Adjusted EBITDA	$75.7	$82.6

(1)                            Changes to related deferred taxes are included in income tax expense.

(2)                            Derivative financial instruments including unrealized marked-to-market amounts and cash settlements realized.

	Three Months Ended
	March 31,
	2012	2011
Diluted earnings per common share	$0.44	$0.44
Tax agreement expense including tax impacts of IPO and Secondary Offering	—	—
Derivative financial instruments(1)	0.03	—
Expired significant broker contract	—	—
Adjusted EPS	$0.47	$0.44
Weighted-average dilutive shares outstanding (in millions)	60.8	60.7

(1)                                  Derivative financial instruments including unrealized marked-to-market amounts and cash settlements realized.

Results of Operations

“Owned and operated mines” refers to our three surface coal mines and excludes our 50% non-operating interest in the Decker mine.  We include our share of results from operations at the Decker mine along with broker coal sales and billings for transportation and delivery services as “Other operations.”

Revenues

The following table presents revenues (in millions except per ton amounts):

	Three Months Ended
	March 31,		Change
	2012	2011	Amount	Percent
Owned and operated mines
Revenue	$300.1	$293.8	$6.3	2.1
Realized price per ton sold	$13.31	$12.73	$0.58	4.5
Tons sold	22.5	23.1	(0.6)	(2.6)

Other operations
Revenue	$72.8	$62.7	$10.1	16.1

The increase in revenue from our owned and operated mines was the result of an increase in the realized price per ton of coal sold in 2012 compared to 2011, reflecting the strong demand for PRB coal due to prevailing economic and industry conditions at the time we entered into the related coal supply contracts, partially offset by a decrease in coal sold in 2012 compared to 2011.  The decrease in coal sold year-over-year was primarily due to reduced domestic demand for electricity caused by a warmer than average winter.

Revenues from other operations increased as a result of a higher volume of coal sold on a delivered basis, including export sales with delivered pricing terms that included logistic services and rail and port charges.  We arranged and paid for the logistic services and rail and port charges and charged our customers for providing this service.

Cost of Product Sold

The following table presents cost of product sold (in millions except per ton amounts):

	Three Months Ended
	March 31,		Change
	2012	2011	Amount	Percent
Owned and operated mines
Cost of product sold	$220.5	$206.3	$14.2	6.9
Average cost per ton sold	9.78	8.94	0.84	9.4
Other operations
Cost of product sold	$62.4	$54.9	$7.5	13.7

The increase in the average cost per ton of coal sold is primarily the result of increases in royalties and taxes as a result of our higher realized price per ton sold, the price of diesel fuel and lubricants, and the impact of fixed costs on fewer tons sold.

Cost of product sold from other operations increased primarily due to increases in volumes and freight rates on our coal sold on a delivered basis, including Asian export sales.

Operating Income

The following table presents operating income (in millions):

	Three Months Ended
	March 31,		Change
	2012	2011	Amount	Percent
Operating income	$49.1	$53.9	$(4.8)	(8.9)

In addition to those factors previously discussed, we incurred an increase in selling, general and administrative costs as a result of the aggregate impact of various factors including equity-based compensation, medical costs and a litigation settlement.

Other Expense

The following table presents other expense (in millions):

	Three Months Ended
	March 31,		Change
	2012	2011	Amount	Percent
Other income (expense)	$(7.4)	$(11.9)	$4.5	(37.9)

The decrease in other expense is the result of lower interest expense due to additional interest capitalized on the West Antelope II mineral rights acquired during the second quarter of 2011 partially offset by unrealized losses on derivative financial instruments.  We generally capitalize interest on mineral rights during the permitting process.

Income Tax Provision

The following table presents income tax provision (in millions):

	Three Months Ended
	March 31,		Change
	2012	2011	Amount	Percent
Income tax expense (CPE Inc.)	$15.1	$15.3	$(0.2)	(1.3)
Effective tax rate (CPE Inc.)	36.2%	36.4%	(0.2)	(0.5)

Income tax expense (CPE Resources)	$15.1	$15.3	$(0.2)	(1.3)
Effective tax rate (CPE Resources)	36.2%	36.4%	(0.2)	(0.5)

Our statutory income tax rate, including state income taxes, is 36%, which approximates our tax expense for the three months ended March 31, 2012 and 2011.

Liquidity and Capital Resources

	March 31,	December 31,
	2012	2011
	(in millions)
Cash and cash equivalents	$488.0	$404.2
Investments in marketable securities	97.6	75.2
Total	$585.7	$479.5

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations, investments in marketable securities and borrowing capacity under CPE Resources’s $500 million revolving credit facility.  Cash from operations depends on a number of factors beyond our control, such as the market price for our coal, the quantity of coal required by our customers, coal-fired electricity demand, regulatory changes and energy policies impacting our business, our costs of operating including the market price we pay for diesel fuel and other input costs, as well as costs of logistics including rail and port charges, and other risks and uncertainties, including those discussed in Item 1A “Risk Factors” in our 2011 Form 10-K.

Investments in marketable securities include highly-liquid securities which are generally investment grade.  Our investment policy has the objective of minimizing the potential risk of principal loss and is intended to limit our credit exposure to any single issuer.  Individual securities have various maturity dates; however, it is our expectation that we could sell any individual security in the secondary market allowing for improved liquidity.

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

The borrowing capacity under the Amended Credit Agreement is reduced by the amount of letters of credit issued.  As of March 31, 2012, our borrowing capacity under the Amended Credit Agreement was $500 million.  Our ability to borrow under our revolving credit facility is subject to the terms and conditions of the facility, including our compliance with financial and non-financial covenants.

We believe these sources will be sufficient to fund our primary ordinary course uses of cash for the next twelve months, which include our costs of coal production, coal lease installment payments for LBAs and other coal tracts, capital expenditures, interest on our debt, and payments to Rio Tinto under our Tax Receivable Agreement.

We expect to make payments of $129.2 million in 2012 related to committed coal leases.  We will continue to explore opportunities to increase our reserve base by acquiring additional coal and surface rights.  If we are successful in future bids for coal rights and other growth strategies, our cash flows could be significantly impacted as we would be required to make associated payments.

Our anticipated capital expenditures (excluding capitalized interest and federal lease payments), which we expect will be between $60 million and $80 million in 2012, include our estimates of expenditures necessary to keep our current fleets updated to maintain our mining productivity and competitive position and the addition of new equipment as necessary.

In connection with the IPO, CPE Inc. entered into a Tax Receivable Agreement with Rio Tinto and recognized a liability for the undiscounted amounts that CPE Inc. estimated will be paid to Rio Tinto under this agreement.  The amounts to be paid will be determined based on a calculation of future income tax savings that CPE Inc. actually realizes as a result of the tax basis increase that resulted from the IPO and Secondary Offering transactions.  Generally, CPE Inc. retains 15% of the realized tax savings generated from the tax basis step-up and Rio Tinto is entitled to the remaining 85% which is remitted to Rio Tinto on an annual basis.  Based on our estimates, we expect to make payments of $19.1 million in 2012, payments averaging approximately $19 million each year during 2013 to 2016, and additional payments in subsequent years.

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

Overview of Cash Transactions

We started 2012 with $479.5 million of unrestricted cash and cash equivalents and investments in marketable securities.  After capital expenditures and generating cash from our operating activities, we ended the three months ended March 31, 2012 with cash and cash equivalents and investments in marketable securities of $585.7 million.  In addition, we were able to negotiate lower collateral requirements with the remainder of our surety bond providers thereby releasing the remaining $71.2 million of restricted cash.  During the quarter, we replaced our $10.5 million letter of credit that we used to secure our 50% share of additional reclamation obligations at the Decker mine with a $4.5 million deposit to a Decker reclamation trust.

Cash flows

CPE Inc.

	Three Months Ended
	March 31,		Change
	2012	2011	Amount	Percent
	(dollars in millions)
Beginning balance - cash and cash equivalents	$404.2	$340.1	$64.1	18.8
Net cash provided by operating activities	53.0	80.2	(27.2)	(33.9)
Net cash provided by (used in) investing activities	30.8	(24.5)	55.3	(225.7)
Ending balance - cash and cash equivalents	$488.0	$395.8	$92.2	23.3

Beginning balance - marketable securities	75.2	—	75.2		*
Ending balance - marketable securities	97.6	—	97.6		*

*            Not meaningful

CPE Resources

	Three Months Ended
	March 31,		Change
	2012	2011	Amount	Percent
	(dollars in millions)
Beginning balance - cash and cash equivalents	$404.2	$340.1	$64.1	18.8
Net cash provided by operating activities	53.0	80.3	(27.3)	(34.0)
Net cash provided by (used in) investing activities	30.8	(24.5)	55.3	(225.7)
Net cash used in financing activities	—	(0.2)	0.2	(100.0)
Ending balance - cash and cash equivalents	$488.0	$395.7	$92.3	23.3

Beginning balance - marketable securities	75.2	—	75.2	*
Ending balance - marketable securities	97.6	—	97.6	*

*            Not meaningful

The decrease in cash provided by operating activities from March 31, 2011 to March 31, 2012 was due to a decrease in working capital changes, primarily caused by an increase in payments made for indirect and income taxes, and accounts payable.  These increases were partially offset by a decrease in accounts receivable.

The increase in cash provided by investing activities from March 31, 2011 to March 31, 2012 was primarily related to our surety bond obligations.  Net restricted cash releases of $21.3 million occurred in the three months ended March 31, 2011 compared to restricted cash releases of $71.2 million in the three months ended March 31, 2012 following a negotiated reduction of collateral required.  This increase in cash provided by investing activities was also impacted by decreased purchases of property, plant and equipment and offset by investments made in marketable securities.  Purchases during the three months ended March 31, 2011 for property, plant and equipment included payments for haul trucks received in 2010 and payments for surface land associated with federal and privately held mineral rights.

Global Climate Change

Enactment of laws or passage of regulations regarding emissions from the combustion of coal by the U.S. or some of its states or by other countries, or other actions to limit such emissions, could result in electricity generators switching from coal to other fuel sources.  Additionally, the creation and issuance of subsidies designed to encourage use of alternative energy sources could decrease the demand of coal as an energy source.  The potential financial impact on us of future laws, regulations, or subsidies will depend upon the degree to which electricity generators diminish their reliance on coal as a fuel source as a result of the laws, regulations or subsidies.  That, in turn, will depend on a number of factors, including the appeal and design of the subsidies being offered, the specific requirements imposed by any such laws or regulations such as mandating use by utilities of renewable fuel sources, the time periods over which those laws or regulations would be phased in and the state of commercial development and deployment of carbon capture and storage technologies.  In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws or regulations may have on our results of operations, financial condition or cash flows.  See Item 1, “Business—Environmental and Other Regulatory Matters—Global Climate Change” and Item 1A, “Risk Factors” in our 2011 Form 10-K for additional discussion regarding how climate change and other environmental regulatory matters may materially adversely impact our business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results that can be expected for the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K for a discussion of our critical accounting policies and estimates.

Newly Adopted Accounting Standards and Recently Issued Accounting Pronouncements

See Note 2 to our notes to unaudited consolidated financial statements in Item 1 for a discussion of newly adopted accounting standards and recently issued accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices or credit standings.  We believe our principal market risks are commodity price risk, interest rate risk and credit risk.

Commodity Price Risk

Market risk includes the potential for changes in the market value of our coal portfolio.  Due to the lack of quoted market prices and the long-term nature of our forward sales position, we have not quantified the market risk related to our coal supply agreements.  Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations.  As of March 31, 2012, we had contracted to sell approximately 94 million tons during 2012, of which 90 million tons are under fixed-price contracts.  A $1 change to the average coal sales price per ton for these 4 million unpriced tons would result in an approximate $4 million change to the coal sales revenue.  In addition, during 2011, we entered into certain derivative financial instruments to help manage our exposure to variability in future international coal prices.  As of March 31, 2012, these derivative financial instruments consisted of contracts for approximately 1.3 million tons which will settle between 2012 and 2015.  A $1 change to the market index price per ton for these derivative financial instruments would result in an approximate $1.3 million change to other income (expense).

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $10.1 million over the next 12 months.  Historically, we have not hedged commodities such as diesel fuel.  We may enter into hedging arrangements with respect to these commodities in the future.

Interest Rate Risk

Our Amended Credit Agreement is subject to an adjustable interest rate.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Revolving Credit Facility” in our 2011 Form 10-K.  We had no outstanding borrowings under our credit facility as of March 31, 2012.  If we borrow funds under the revolving credit facility, we may be subject to increased sensitivity to interest rate movements.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

Credit Risk

We are exposed to credit loss in the event of non-performance by our counterparties, which may include end-use customers, trading houses, brokers, and financial institutions that serve as counterparties to our derivative financial instruments and hold our investments. We attempt to manage this exposure by entering into agreements with counterparties that meet our credit standards and that are expected to fully satisfy their obligations under the contracts.  These steps may not always be effective in addressing counterparty credit risk.

When appropriate (as determined by our credit management function), we have taken steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps include obtaining letters of credit and requiring prepayments for shipments.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

CPE Inc. and CPE Resources each maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports they file or submit under the Securities Exchange of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by CPE Inc. and CPE Resources in the reports they file or submit under the Exchange Act is accumulated and communicated to senior management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  The management of each of CPE Inc. and CPE Resources, with the participation of the Chief Executive Officer and Chief Financial Officer of each entity, has evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) of each entity as of March 31, 2012, and has concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties described in Item 1A of our 2011 Form 10-K.  The risks described in our 2011 Form 10-K are not the only risks we may face.  If any of those risk factors, as well as other risks and uncertainties that are not currently known to us or that we currently believe are not material, actually occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected.  In our judgment, there were no material changes in the risk factors as previously disclosed in Item 1A of our 2011 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index at page 38 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ MICHAEL BARRETT
Date: April 30, 2012		Michael Barrett Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

CLOUD PEAK ENERGY RESOURCES LLC

	By:	/s/ MICHAEL BARRETT
Date: April 30, 2012		Michael Barrett Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents

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

10.1

Form of 2012 Performance Share Unit Award Agreement under the 2009 Cloud Peak Energy Inc. Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 16, 2012)

10.2

Form of 2012 Nonqualified Stock Option Agreement under the 2009 Cloud Peak Energy Inc. Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 16, 2012)

10.3

Form of 2012 Restricted Stock Agreement under the 2009 Cloud Peak Energy Inc. Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 16, 2012)

10.4

Amendment No. 12, dated as of January 20, 2012, to the Agreement by and among Western Minerals, Inc., Wytana, Inc., Montana Royalty Company, Ltd. and Peter Kiewit Sons’ Inc. (incorporated herein by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on January 24, 2012)

12.1*	Computation of Ratio of Earnings to Fixed Charges

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.

Exhibit Number	Description of Documents

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.

32.3*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC

32.4*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC

95.1*	Mine Safety Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Document

* Filed or furnished herewith, as applicable