Form 10-Q
period 2012-06-30
CLOUD PEAK ENERGY INC.; Cloud Peak Energy Resources LLC
filed 2012-08-01
CIK 1441849, 1493144

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 61,042,020 shares outstanding as of July 25, 2012.  100% of the common membership units of Cloud Peak Energy Resources LLC outstanding as of July 25, 2012 are held by Cloud Peak Energy Inc.

This combined Form 10-Q is separately filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC.  Cloud Peak Energy Resources LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

		Page
	PART I — FINANCIAL INFORMATION
Item 1	Financial Statements —
	Cloud Peak Energy Inc.
	Cloud Peak Energy Inc. Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011	1
	Cloud Peak Energy Inc. Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011 (Audited)	2
	Cloud Peak Energy Inc. Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	3

	Cloud Peak Energy Resources LLC
	Cloud Peak Energy Resources LLC Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011	4
	Cloud Peak Energy Resources LLC Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011 (Audited)	5
	Cloud Peak Energy Resources LLC Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	6
	Notes to Unaudited Condensed Consolidated Financial Statements of Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC	7

	Cautionary Notice Regarding Forward-Looking Statements	28

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4	Controls and Procedures	42

	PART II — OTHER INFORMATION
Item 1	Legal Proceedings	43
Item 1A	Risk Factors	43
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3	Defaults Upon Senior Securities	43
Item 4	Mine Safety Disclosures	43
Item 5	Other Information	43
Item 6	Exhibits	43

Explanatory Note

This combined Form 10-Q is filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC.  Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant.  Each Registrant hereto is not filing any information that does not relate to such other Registrant, and therefore makes no representation as to any such information.  Cloud Peak Energy Resources LLC is the sole direct subsidiary of Cloud Peak Energy Inc., providing 100% of Cloud Peak Energy Inc.’s total consolidated revenue for the three and six months ended June 30, 2012 and constituting nearly 100% of Cloud Peak Energy Inc.’s total consolidated assets as of June 30, 2012.

Unless the context indicates otherwise, the terms the “Company,” “we,” “us,” and “our” refer to both Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC and their subsidiaries.  Discussions or areas of this report that either apply only to Cloud Peak Energy Inc. or Cloud Peak Energy Resources LLC are clearly noted in such sections.

i

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$343,183	$387,679	$716,086	$744,224
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	266,073	287,837	549,018	549,018
Depreciation and depletion	22,285	9,133	45,675	34,248
Accretion	3,422	3,096	6,070	6,436
Derivative financial instruments	(20,183)	—	(18,127)	—
Selling, general and administrative expenses	12,864	12,907	27,699	25,934
Total costs and expenses	284,461	312,973	610,335	615,636
Operating income	58,722	74,706	105,751	128,588
Other income (expense)
Interest income	312	181	758	316
Interest expense	(7,936)	(8,454)	(13,786)	(20,672)
Tax agreement expense	—	(42,733)	—	(42,733)
Other, net	(111)	(93)	(53)	69
Total other expense	(7,735)	(51,099)	(13,081)	(63,020)
Income before income tax provision and earnings from unconsolidated affiliates	50,987	23,607	92,670	65,568
Income tax (expense) benefit	(18,806)	69,480	(33,908)	54,187
Earnings from unconsolidated affiliates, net of tax	1,497	1,507	1,534	1,612
Net income	33,678	94,594	60,296	121,367
Other comprehensive income
Retiree medical plan amortization of prior service cost, net of tax	252	209	562	418
Other comprehensive income	252	209	562	418
Total comprehensive income	$33,930	$94,803	$60,858	$121,785

Net income per common share:
Basic	$0.56	$1.58	$1.00	$2.02
Diluted	$0.55	$1.56	$0.99	$2.00
Weighted-average shares outstanding - basic	60,015	60,002	60,011	60,001
Weighted-average shares outstanding - diluted	60,870	60,598	60,826	60,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$121,584	$404,240
Investments in marketable securities	100,195	75,228
Restricted cash	—	71,245
Accounts receivable	91,441	95,247
Due from related parties	443	471
Inventories, net	78,058	71,648
Deferred income taxes	32,870	37,528
Derivative financial instruments	19,878	2,275
Other assets	25,756	13,019
Total current assets	470,225	770,901
Noncurrent assets
Property, plant and equipment, net	1,645,858	1,350,135
Goodwill	35,634	35,634
Deferred income taxes	112,627	132,828
Other assets	35,407	29,821
Total assets	$2,299,751	$2,319,319

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$52,347	$71,427
Royalties and production taxes	126,445	136,072
Accrued expenses	50,809	65,928
Current portion of tax agreement liability	19,113	19,113
Current portion of federal coal lease obligations	108,709	102,198
Other liabilities	4,975	4,971
Total current liabilities	362,398	399,709
Noncurrent liabilities
Tax agreement liability, net of current portion	151,523	151,523
Senior notes	596,287	596,077
Federal coal lease obligations, net of current portion	130,649	186,119
Asset retirement obligations, net of current portion	196,330	192,707
Other liabilities	44,945	42,795
Total liabilities	1,482,132	1,568,930
Commitments and Contingencies (Note 10)
Equity
Common stock ($0.01 par value; 200,000 shares authorized; 61,042 and 60,923 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	610	609
Additional paid-in capital	542,671	536,301
Retained earnings	292,390	232,093
Accumulated other comprehensive loss	(18,052)	(18,614)
Total equity	817,619	750,389
Total liabilities and equity	$2,299,751	$2,319,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net income	$60,296	$121,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	45,675	34,248
Accretion	6,070	6,436
Earnings from unconsolidated affiliates	(1,534)	(1,612)
Distributions of income from unconsolidated affiliates	—	2,000
Deferred income taxes	23,679	(59,577)
Tax agreement expense	—	42,733
Stock compensation expense	6,371	4,835
Unrealized derivative income	(18,127)	—
Other	5,812	6,353
Changes in operating assets and liabilities:
Accounts receivable	4,038	(8,486)
Inventories	(6,171)	(8,278)
Due to or from related parties	28	(4,561)
Other assets	(12,701)	(10,909)
Accounts payable and accrued expenses	(29,214)	(2,491)
Asset retirement obligations	(2,940)	(3,255)
Net cash provided by operating activities	81,282	118,803

Investing activities
Acquisition of Youngs Creek and CX Ranch coal and land assets	(300,259)	—
Purchases of property, plant and equipment	(21,875)	(59,001)
Cash paid for capitalized interest	(36,477)	(12,018)
Investments in marketable securities	(53,854)	—
Maturity and redemption of investments	28,887	—
Initial payments on federal coal leases	—	(69,407)
Return of restricted cash	71,244	21,321
Partnership escrow deposit	(4,470)	—
Other	1,825	(3,534)
Net cash used in investing activities	(314,979)	(122,639)
Financing activities
Principal payments on federal coal leases	(48,959)	(7,496)
Other	—	(2,060)
Net cash used in financing activities	(48,959)	(9,556)

Net decrease in cash and cash equivalents	(282,656)	(13,392)
Cash and cash equivalents at beginning of period	404,240	340,101
Cash and cash equivalents at end of period	$121,584	$326,709

Supplemental cash flow disclosures
Interest paid	$46,616	$28,901
Non-cash interest capitalized	$9,635	$4,868
Income taxes paid	$20,788	$95

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$343,183	$387,679	$716,086	$744,224
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	266,073	287,837	549,018	549,018
Depreciation and depletion	22,285	9,133	45,675	34,248
Accretion	3,422	3,096	6,070	6,436
Derivative financial instruments	(20,183)	—	(18,127)	—
Selling, general and administrative expenses	12,864	12,907	27,699	25,934
Total costs and expenses	284,461	312,973	610,335	615,636
Operating income	58,722	74,706	105,751	128,588
Other income (expense)
Interest income	312	181	758	316
Interest expense	(7,936)	(8,454)	(13,786)	(20,672)
Other, net	(111)	(93)	(53)	69
Total other expense	(7,735)	(8,366)	(13,081)	(20,287)
Income before income tax provision and earnings from unconsolidated affiliates	50,987	66,340	92,670	108,301
Income tax (expense) benefit	(18,806)	54,096	(33,908)	38,803
Earnings from unconsolidated affiliates, net of tax	1,497	1,507	1,534	1,612
Net income	33,678	121,943	60,296	148,716
Other comprehensive income
Retiree medical plan amortization of prior service cost, net of tax	252	209	562	418
Other comprehensive income	252	209	562	418
Total comprehensive income	$33,930	$122,152	$60,858	$149,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$121,584	$404,240
Investments in marketable securities	100,195	75,228
Restricted cash	—	71,245
Accounts receivable	91,441	95,247
Inventories, net	78,058	71,648
Deferred income taxes	25,990	30,648
Derivative financial instruments	19,878	2,275
Other assets	23,886	12,610
Total current assets	461,032	763,141

Noncurrent assets
Property, plant and equipment, net	1,645,858	1,350,135
Goodwill	35,634	35,634
Deferred income taxes	58,078	78,280
Other assets	35,360	29,773
Total assets	$2,235,962	$2,256,963

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$52,346	$71,377
Royalties and production taxes	126,445	136,072
Accrued expenses	47,034	51,799
Due to related parties	21,956	27,420
Current portion of federal coal lease obligations	108,709	102,198
Other liabilities	4,975	4,971
Total current liabilities	361,465	393,837

Noncurrent liabilities
Senior notes	596,287	596,077
Federal coal lease obligations, net of current portion	130,649	186,119
Asset retirement obligations, net of current portion	196,330	192,707
Other liabilities	44,945	42,795
Total liabilities	1,329,676	1,411,535
Commitments and Contingencies (Note 10)

Equity
Member’s equity	924,338	864,042
Accumulated other comprehensive loss	(18,052)	(18,614)
Total member’s equity	906,286	845,428
Total liabilities and member’s equity	$2,235,962	$2,256,963

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net income	$60,296	$148,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	45,675	34,248
Accretion	6,070	6,436
Earnings from unconsolidated affiliates	(1,534)	(1,612)
Distributions of income from unconsolidated affiliates	—	2,000
Deferred income taxes	23,679	(44,257)
Unrealized derivative income	(18,127)	—
Other, net	5,812	6,353
Changes in operating assets and liabilities:
Accounts receivable	4,038	(8,486)
Inventories	(6,171)	(8,278)
Due to or from related parties	(5,465)	3,088
Other assets	(11,241)	(16,551)
Accounts payable and accrued expenses	(18,810)	564
Asset retirement obligations	(2,940)	(3,255)
Net cash provided by operating activities	81,282	118,966
Investing activities
Acquisition of Youngs Creek and CX Ranch coal and land assets	(300,259)	—
Purchases of property, plant and equipment	(21,875)	(59,001)
Cash paid for capitalized interest	(36,477)	(12,018)
Investments in marketable securities	(53,854)	—
Maturity and redemption of investments	28,887	—
Initial payments on federal coal leases	—	(69,407)
Return of restricted cash	71,244	21,321
Partnership escrow deposit	(4,470)	—
Other	1,825	(3,534)
Net cash used in investing activities	(314,979)	(122,639)
Financing activities
Principal payments on federal coal leases	(48,959)	(7,496)
Member distributions	—	(162)
Other	—	(2,060)
Net cash used in financing activities	(48,959)	(9,718)

Net decrease in cash and cash equivalents	(282,656)	(13,391)
Cash and cash equivalents at beginning of period	404,240	340,100
Cash and cash equivalents at end of period	$121,584	$326,709

Supplemental cash flow disclosures for continuing operations:
Interest paid	$46,616	$28,901
Non-cash interest capitalized	$9,635	$4,868
Income taxes paid	$20,788	$95

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Business, Principles of Consolidation, and Use of Estimates

We are one of the largest producers of coal in the United States of America (“U.S.”) and in the Powder River Basin (“PRB”) based on 2011 coal sales.  We operate some of the safest mines in the coal industry.  According to Mine Safety and Health Administration (“MSHA”) data, in 2011, we had one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.  We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., and operate two of the four largest coal mines in the U.S.  Our operations include three wholly-owned surface coal mines, two of which, the Antelope mine and the Cordero Rojo mine, are in Wyoming and one of which, the Spring Creek mine, is in Montana.  We also own a 50% non-operating interest in a fourth surface coal mine in Montana, the Decker mine.  We also own rights to substantial undeveloped coal and complimentary surface assets in the Northern PRB, further building our long-term position to serve Asian export and domestic customers.  We produce subbituminous thermal coal with low sulfur content and sell our coal primarily to domestic and foreign electric utilities.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of results that can be expected for the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) for a discussion of our critical accounting policies and estimates.

“Cloud Peak Energy,” “we,” “us,” “our” or the “Company” refer collectively to Cloud Peak Energy Inc. (“CPE Inc.”), Cloud Peak Energy Resources LLC (“CPE Resources”) and their consolidated subsidiaries.  Unless separately stated, the notes herein relate to both CPE Inc. and CPE Resources.

Basis of Presentation

CPE Inc. conducts all of its business through CPE Resources and its subsidiaries.  CPE Inc.’s consolidated financial statements are substantially identical to CPE Resources’s consolidated financial statements, with the following exceptions:

•                  Tax Receivable Agreement (see Note 10) and deferred tax assets relating thereto (see Note 9)

•                  Earnings per share (see Note 12)

•                  Equity-based compensation (see Note 14)

•                  Supplemental guarantor information (see Note 15)

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all footnote disclosures required by U.S. GAAP.  In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2011 and 2010, and for each of the three years ended December 31, 2011, included in our 2011 Form 10-K.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position as of June 30, 2012, and the results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011, and the cash flows for the six months ended June 30, 2012 and 2011, in conformity with U.S. GAAP.

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

3.  Asset Acquisitions

On June 29, 2012, we completed our acquisition of the Youngs Creek Mining Company, LLC (“Youngs Creek”) joint venture and other related coal and surface assets, including CX Ranch, from Chevron U.S.A. Inc. (“Chevron”) and CONSOL Energy Inc. (“CONSOL”) for $300 million.  The acquisition expands our mineral assets to serve the domestic and international markets.  This was an asset acquisition.  The full amount of the consideration paid will be recorded within the Land, Surface Rights, and Mineral Rights line item of Property, Plant, and Equipment.  We utilized available cash on hand to fund the acquisition.

Future development timing and production levels are expected to depend largely on the availability of additional export terminal capacity on the West Coast and continued strong Asian demand for thermal coal.

Securities and Exchange Commission Industry Guide 7 provides guidance for economic modeling to support classification of coal assets as reserves.  The completion of such a model for Youngs Creek will require additional exploration and market factors to support a definitive mine plan for the development of the property.  At present, there are a number of alternatives we are considering with respect to the development of this property.  Consequently, we are unable to complete a definitive mine plan for the property at this time.  As a result, we are not able to classify the coal assets as reserves; we are not in a position to reasonably estimate any additional taxable income attributable to the development and operation of a mine; and no update was made to the tax agreement liability during the three months ended June 30, 2012 (see Note 10).  We will continue to evaluate the many development options for these assets and expect to update our reserves and the tax agreement liability when definitive mine plans are sufficiently advanced.

As Youngs Creek is an undeveloped, greenfield surface mine project, there are no revenues or income related to the acquired properties.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  Inventories

Inventories, net, consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Materials and supplies	$72,867	$67,461
Less: Obsolescence allowance	(728)	(643)
Material and supplies, net	72,139	66,818
Coal inventory	5,919	4,830
Inventories, net	$78,058	$71,648

5.  Derivatives

We are exposed to various types of risk in the normal course of business, including fluctuations in commodity prices.  During 2011, we commenced the use of commodity contracts to manage certain exposures to international coal prices.

In addition, during the second quarter of 2012, we commenced the use of costless collars to manage certain exposures to diesel fuel prices.  The collars are indexed to the West Texas Intermediate (“WTI”) crude oil price as quoted on the New York Mercantile Exchange.  Under a collar agreement, we pay the difference between the index price and a floor price if the index price is below the floor.  We receive the difference between the ceiling price and the index price only if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and ceiling prices.  While we would not receive the full benefit of extreme price decreases, the collars mitigate the risk of extreme crude oil price increases and thereby increased diesel costs that would have a negative impact on cash flow.

All of our derivative financial instruments are recognized in the balance sheet at fair value.  Changes in the fair value of the derivative financial instruments are included in “Operating income” on the condensed consolidated statements of operations and comprehensive income each period using mark-to-market accounting.

We held derivative financial instruments for risk management purposes as follows (in thousands except per barrel amounts):

International Coal Forward Contracts

	June 30, 2012			December 31, 2011
	Notional			Notional
Year of Settlement	Amount	Asset	Liability	Amount	Asset	Liability
	(tons)			(tons)
2012	281	$5,327	$—	215	$1,090	$—
2013	686	11,250	—	322	1,185	—
2014	198	2,178	—	—	—	—
2015	132	1,060	—	—	—	—
Total	1,297	$19,814	$—	537	$2,275	$—

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WTI Collars

	June 30, 2012
	Notional	Weighted-Average
Period	Amount	Floor	Ceiling	Asset	Liability
	(barrels)
July 2012 to March 2013	387	$66.24	$105.47	$64	$—

As of December 31, 2011, there were no WTI collars.

Unrealized and realized gains (losses) on derivative financial instruments consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Unrealized gains (losses)	$20,183	$—	$18,127	$—

Realized gains (losses)	$—	$—	$524	$—

There were no derivative financial instruments as of June 30, 2011.  See Note 6 for a discussion related to the fair value of derivative financial instruments.

6.  Fair Value of Financial Instruments

Due to the short term nature of certain of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, amounts due from related parties, accounts payable, and certain current liabilities, we believe that their historical cost approximated fair value.

We also held investments in marketable securities and derivative financial instruments that we assessed and reported on our balance sheet at fair value as of June 30, 2012 and December 31, 2011.  We use a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation.  The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

•                  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We had no Level 3 investments as of June 30, 2012 or December 31, 2011.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheets (in thousands):

	Fair Value at June 30, 2012
Description	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$95,272	$—	$—	$95,272
Commercial paper and short-term marketable securities(1)	$—	$—	$—	$—
Derivative financial instruments	$—	$19,878	$—	$19,878
Investments in marketable securities	$—	$100,195	$—	$100,195

	Fair Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$238,812	$—	$—	$238,812
Commercial paper and short-term marketable securities(1)	$—	$45,897	$—	$45,897
Derivative financial instruments	$—	$2,275	$—	$2,275
Investments in marketable securities	$—	$75,228	$—	$75,228

(1)                                  Included in cash and cash equivalents in the consolidated balance sheets along with $26.3 million and $119.5 million of demand deposits at June 30, 2012 and December 31, 2011, respectively.

We did not have any transfers between levels during the three and six months ended June 30, 2012.  Our policy is to value all transfers between levels using the beginning of period valuation.

7.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2012			December 31, 2011
	Principal	Carrying Value	Fair Value(1)	Principal	Carrying Value	Fair Value(1)
8.25% Senior Notes due 2017, net of unamortized discount	$300,000	$298,351	$311,400	$300,000	$298,237	$327,750

8.50% Senior Notes due 2019, net of unamortized discount	300,000	297,936	313,500	300,000	297,841	327,750
Total long-term debt	$600,000	$596,287	$624,900	$600,000	$596,077	$655,500

(1)                            The fair value of the senior notes was based on observable market inputs.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Other Long-Term Obligations

Federal Coal Lease Obligations

Federal coal lease obligations consisted of (in thousands):

	June 30,	December 31,
	2012	2011
Federal coal lease obligations, current	$108,709	$102,198
Federal coal lease obligations, noncurrent	130,649	186,119
Total federal coal lease obligations	$239,358	$288,317

Our federal coal leases, as reflected in the consolidated balance sheets, consist of discounted obligations payable to the Bureau of Land Management of the U.S. Department of the Interior (the “BLM”).  Imputed interest is included in accrued expenses.

We have federal coal lease payments, as follows (in thousands):

			June 30, 2012		December 31, 2011
	Annual	Imputed	Carrying	Fair	Carrying	Fair
Payment Dates	Payment	Interest Rate	Value	Value(1)	Value	Value(1)
August 1, 2008 – 2012	$50,160	7.50%	$46,661	$50,017	$46,661	$48,867
May 1, 2009 – 2013	$9,620	8.70%	8,852	9,361	16,998	18,517
July 1, 2011 – 2015	$59,545	8.50%	152,079	167,442	192,892	215,796
September 1, 2011 – 2015	$9,862	8.50%	31,766	37,246	31,766	35,293
			$239,358	$264,066	$288,317	$318,473

(1)                                  The fair value of estimates for federal coal lease obligations were determined by discounting the remaining lease payments using the then current estimate of the credit-adjusted, risk-free rate based on our then current credit rating.

Future payments on federal coal leases are as follows (in thousands):

Year Ended December 31,
2012	$60,022
2013	79,027
2014	69,407
2015	69,407
Total	277,863
Less: imputed interest	38,505
Total principal payments	239,358
Less: current portion	108,709
Long-term federal coal leases payable	$130,649

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other

Other long-term obligations include liabilities incurred in connection with the acquisition of land and mineral rights.  We had the following purchase obligations with parties other than the BLM (dollars in thousands):

	June 30,	December 31,
	2012	2011
Purchase obligations, total	$6,567	$6,567
Interest rate	6% - 8%	6% - 8%

The fair value of other long-term obligations approximated its carrying amount at June 30, 2012 and December 31, 2011.

9.  Income Taxes

Our income from continuing operations before income tax provision and earnings from unconsolidated affiliates is earned solely in the U.S. The following table summarizes income taxes (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Income tax benefit (expense) (CPE Inc.)	$(18,806)	$69,480	$(33,908)	$54,187
Effective tax rate (CPE Inc.)	36.9%	(294.3)%	36.6%	(82.6)%

Income tax benefit (expense) (CPE Resources)	$(18,806)	$54,096	$(33,908)	$38,803
Effective tax rate (CPE Resources)	36.9%	(81.5)%	36.6%	(35.8)%

Our statutory income tax rate, including state income taxes, is 36%, which approximates our tax expense for the three and six months ended June 30, 2012.  During the three and six months ended June 30, 2011, our successful bids on the West Antelope II coal tracts increased our estimate of future taxable income; therefore, we expected to be able to realize the benefit of an additional $78.2 million of our deferred tax assets, against which we had previously recorded a valuation allowance.

10.  Commitments and Contingencies

Commitments

Purchase Commitments

As of June 30, 2012, we had outstanding capital purchase commitments which consisted of (in thousands):

	June 30,	December 31,
	2012	2011
Capital commitments
Equipment	$26,489	$8,637
Land	23,700	23,700

Supplies and services
Coal purchase commitments	$35,074	$5,652
Transportation agreements	134,831	135,080
Materials and supplies	25,128	29,641

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tax Receivable Agreement (CPE Inc. only)

During 2009, in connection with the initial public offering (“IPO”), CPE Inc. entered into a Tax Receivable Agreement with Rio Tinto Energy America Inc. (“Rio Tinto”), our former parent, and recognized a liability for the undiscounted amounts that CPE Inc. estimated will be paid to Rio Tinto under this agreement.  The amounts to be paid will be determined based on a calculation of future income tax savings that CPE Inc. actually realizes as a result of the tax basis increase that resulted from the IPO and Secondary Offering transactions.  Generally, CPE Inc. retains 15% of the realized tax savings generated from the tax basis step-up and Rio Tinto is entitled to the remaining 85%.  Periodically, CPE Inc. adjusts the estimated liability to reflect updated forecasts of future taxable income, and these adjustments, which could be significant, are reflected in CPE Inc.’s operating results.  The assumptions reflected in CPE Inc.’s estimates involve significant judgment and are subject to substantial uncertainty about future business operations.  As such, the actual amount and timing of payments that are required to be made under the Tax Receivable Agreement could differ materially from our estimates.

As of June 30, 2012, CPE Inc. recognized a total $170.6 million undiscounted liability for its estimated payments owed to Rio Tinto under the Tax Receivable Agreement, of which $19.1 million and $151.5 million were classified as current and noncurrent, respectively.  The estimated liability was based on forecasts of future taxable income over the anticipated life of the mining operations and reclamation activities, assuming no additional coal reserves are acquired.  The amounts to be paid will be determined based on a calculation of future income tax savings that CPE Inc. actually realizes as a result of the tax basis increase that resulted from the IPO and Secondary Offering transactions.  The Youngs Creek coal acquired, as discussed in Note 3, is not anticipated to be classified as reserve coal deposits at December 31, 2012; therefore, no adjustment was made to the liability in the current period for this coal asset acquisition as we are unable to make a reasonable estimate of the expected additional taxable income resulting from the development of these assets until definitive mine plans are sufficiently advanced.

Based on our estimates as of June 30, 2012, CPE Inc. is expected to make payments to Rio Tinto of $19.1 million in 2012, payments averaging approximately $19 million each year during 2013 to 2016, and additional payments in subsequent years. CPE Inc. is obligated to make these payments and expects to obtain funding for these payments by causing CPE Resources to distribute cash to CPE Inc. CPE Inc.’s payments under the Tax Receivable Agreement would be greater if CPE Resources generates taxable income significantly in excess of its current estimated future taxable income over the anticipated life of its mines; for example, if CPE Resources acquires additional coal reserves beyond its existing proven and probable reserve tonnage and, as a result, CPE Inc. realizes the full tax benefit of such increased tax bases (or an increased portion thereof). Required payments under the Tax Receivable Agreement also may increase or become accelerated as a result of certain asset transfers outside the ordinary course of business, a change in control of CPE Resources, or a default by CPE Inc.

Contingencies

Litigation

On July 9, 2012, our wholly-owned indirect subsidiary, Western Minerals LLC (“Western Minerals”), filed a lawsuit in the U.S. District Court for the District of Montana (Billings Division), against KCP Inc. (“KCP”), its 50% joint-venture partner in the Decker mine in Montana.  Western Minerals also named as defendants, KCP’s parent companies, Ambre Energy North America, Inc. and Ambre Energy Limited (collectively “Ambre”).  In its complaint, Western Minerals alleges that KCP and Ambre are engaging in self-dealing and other wrongful conduct in breach of the Decker joint venture agreement and other legal duties owed to the joint venture and its 50/50 owners.  Western Minerals asserts claims for breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, civil conspiracy, and a request for an accounting of, among other things, unauthorized Decker Coal Company expenditures and Ambre’s proposed self-dealing transactions concerning sales of Decker coal to Ambre and its affiliates.  Western Minerals seeks both unspecified monetary damages and injunctive relief.

On July 30, 2012, KCP and Ambre N.A. filed their answer to Western Minerals’ complaint.  In their answer, KCP and Ambre N.A. deny the principal allegations of Western Minerals.  Additionally, KCP asserted five counterclaims against Western Minerals: breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, dissolution of the joint venture and civil conspiracy.  KCP also asserted the third-party claim for civil conspiracy against Cloud Peak Energy Inc. and five unnamed “John Does.”  In general, KCP alleges that Western Minerals is frustrating the operation of the Decker mine to benefit Cloud Peak Energy’s Spring Creek mine and export opportunities.  Aside from the request that the court disassociate and expel Western Minerals from the Decker mine joint venture, KCP seeks only unspecified monetary damages in its counterclaims.   Western Minerals and Cloud Peak Energy believe KCP’s claims are without merit and intend to vigorously defend them.

Other Legal Proceedings

We are involved in other legal proceedings arising in the ordinary course of business and may become involved in additional proceedings from time to time.  We believe that there are no other legal proceedings pending that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.  Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit, or an accrual within a particular fiscal period may adversely impact our results of operations for that period.  In addition to claims

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and lawsuits against us, our leases by application (“LBAs”), permits and other industry regulatory processes and approvals may also be subject to legal challenges that may adversely impact our mining operations and results.  For example, the leases we acquired for the West Antelope II LBAs are subject to pending legal challenges filed against the BLM and the Secretary of the Interior by environmental organizations.

Tax Contingencies

Our income tax calculations are based on application of the respective U.S. federal or state tax law.  Our tax filings, however, are subject to audit by the respective tax authorities.  Accordingly, we recognize tax benefits when it is more likely than not a position will be upheld by the tax authorities.  To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit.

Several audits involving our non-income based taxes currently are in progress.  We have provided our best estimate of taxes and related interest and penalties due for potential adjustments that may result from the resolution of such tax audits.

Concentrations of Risk and Major Customers

Approximately 88% of our revenues for the six months ended June 30, 2012 was under multi-year contracts that specify pricing terms compared to 81% for the six months ended June 30, 2011.  While the majority of the contracts are fixed-price, certain contracts have adjustment provisions for determining periodic price changes.  For the six months ended June 30, 2012 and 2011, there was no single customer that represented more than 10% of consolidated revenues.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  We seek to mitigate credit risk through credit approvals and monitoring procedures.

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

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company, or provide a letter of credit, typically through a bank.  Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements under federal or state laws.  As of June 30, 2012, we had no standby letters of credit and $573.8 million of performance bonds outstanding (including our proportional share of the Decker mine) to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.

Amended Credit Agreement

On June 3, 2011, CPE Resources entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) which establishes a commitment to provide us with a $500 million senior secured revolving credit facility that can be used to borrow funds or issue letters of credit.  The Amended Credit Agreement matures on June 3, 2016.  We may request incremental term loans or increase the revolving commitments in an aggregate amount of up to $200 million subject to compliance with certain conditions. The Amended Credit Agreement imposes limitations on the ability of CPE Resources and its subsidiaries to make distributions and/or extend loans to CPE Inc.

On June 14, 2012, CPE Resources entered into Amendment No. 1 to the Amended Credit Agreement, which provides for amendments to certain covenants to provide CPE Resources with incremental flexibility regarding foreign subsidiaries, among other things.  For additional information about the terms and conditions of this Amendment, please refer to Exhibit 10.1 to this Form 10-Q.

11.  Related Party Transactions

Related party activity consists of coal sales to our 50% owned coal marketing company and equity method investment, Venture Fuels Partnership.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Related party transactions:
Sales of coal to Venture Fuels Partnership	$3,503	$7,820	$4,690	$9,588

12.  Earnings per Share (CPE Inc. only)

Dilutive potential shares of common stock may include restricted shares, options and performance units issued under our Long Term Incentive Plan (“LTIP”).  We apply the treasury stock method to determine dilution from restricted stock, options, and performance units.

The following table summarizes the calculation of diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator for calculation of diluted earnings per share:
Net income	$33,678	$94,594	$60,296	$121,367
Denominator for basic income per share – weighted-average shares outstanding	60,015	60,002	60,011	60,001
Dilutive effect of stock equivalents	855	596	815	604
Denominator for diluted earnings per share	60,870	60,598	60,826	60,605
Diluted earnings per share	$0.55	$1.56	$0.99	$2.00

For the periods presented, the following items were excluded from the diluted earnings per share calculation because they were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Restricted stock	6	17	110	16
Options outstanding	—	60	—	146
Employee stock purchase plan	7	—	3	—

13.  Segment Information

Our management reviews, manages, and operates our business as a single operating segment - the production of low sulfur, thermal coal from surface mines, located in the Western region of the U.S. within the PRB, which is sold to electric utilities and industrial customers.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of total revenues from external customers by geographic location (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
United States	$267,602	$298,552	$571,630	$604,754
Asia	74,491	86,764	143,153	135,735
Other	1,090	2,363	1,303	3,735
Total revenues from external customers	$343,183	$387,679	$716,086	$744,224

All of our revenues originated in the U.S.  We attribute revenue to individual countries based on the location of the customer.  Our sales to customers located outside of the U.S. are made primarily to customers in Asia and Canada.

As of June 30, 2012 and December 31, 2011, all of our long-lived assets were located in the U.S.

14.  Equity-Based Compensation (CPE Inc. only)

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

Restricted Stock

Restricted stock activity for the six months ended June 30, 2012 is as follows (in thousands, except per share amounts):

		Weighted
		Average
		Grant-Date
	Number	Fair Value
		(per share)
Non-vested shares at January 1, 2012	936	$15.75
Granted	153	17.41
Forfeited	(8)	15.17
Vested	(14)	18.16
Non-vested shares at June 30, 2012	1,067	$15.96

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

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Performance-based share unit award activity for the six months ended June 30, 2012 is as follows (in thousands, except per unit amounts):

		Weighted
		Average
		Grant-Date
	Number	Fair Value
		(per unit)
Non-vested units at January 1, 2012	159	$20.12
Granted	220	17.61
Forfeited	—	—
Vested	—	—
Non-vested units at June 30, 2012	379	$18.66

The assumptions used to estimate the fair value of the performance-based share units are as follows:

Risk-free interest rate	0.5%
Expected volatility	48.2%
Term	3 years

Fair value	$17.61

Non-Qualified Stock Options

Non-qualified stock option activity for the six months ended June 30, 2012 is as follows (in thousands, except per option amounts):

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Term	Value (1)
		(per option)	(years)
Options outstanding at January 1, 2012	1,138	$15.77	8.06	$4,240
Granted	207	17.00	10.00
Forfeited	—	—
Options outstanding at June 30, 2012	1,345	$15.95	8.14	$879
Exercisable at June 30, 2012	—

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

15.  Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only)

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

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended June 30, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$337,085	$6,098	$—	$343,183
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	(3)	258,580	7,497	—	266,073
Depreciation and depletion	463	21,101	720	—	22,285
Amortization and accretion	—	2,330	1,092	—	3,422
Derivative financial instruments	(64)	(20,119)	—	—	(20,183)
Selling, general and administrative expenses	13,849	(985)	—	—	12,864
Total costs and expenses	14,245	260,907	9,309	—	284,461
Operating income (loss)	(14,245)	76,178	(3,211)	—	58,722
Other income (expense)
Interest income and other, net	312	(110)	—	—	201
Interest expense	(7,397)	(524)	(16)	—	(7,936)
Total other expense	(7,085)	(634)	(16)	—	(7,735)
Income from continuing operations before income tax provision and earnings (losses) from affiliates	(21,329)	75,545	(3,227)	—	50,987
Income tax provision	7,702	(27,654)	1,145	—	(18,806)
Earnings from unconsolidated affiliates, net of tax	6	1,491	—	—	1,497
Earnings (losses) from consolidated affiliates, net of tax	47,300	(2,082)	—	(45,218)	—
Net income (loss)	33,678	47,300	(2,082)	(45,218)	33,678
Other comprehensive income
Retiree medical plan amortization of prior service cost, net of tax	252	252	—	(252)	252
Other comprehensive income	252	252	—	(252)	252
Total comprehensive income (loss)	$33,930	$47,552	$(2,082)	$(45,470)	$33,930

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended June 30, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$380,233	$7,446	$—	$387,679
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	1	280,552	7,284	—	287,837
Depreciation and depletion	487	8,195	451	—	9,133
Amortization and accretion	—	2,151	945	—	3,096
Selling, general and administrative expenses	11,062	1,845	—	—	12,907
Total costs and expenses	11,550	292,743	8,680	—	312,973
Operating income (loss)	(11,550)	87,490	(1,234)	—	74,706
Other income (expense)
Interest income and other, net	181	(93)	—	—	88
Interest expense	(8,760)	321	(15)	—	(8,454)
Total other expense	(8,579)	228	(15)	—	(8,366)
Income from continuing operations before income tax provision and earnings (losses) from affiliates	(20,129)	87,718	(1,249)	—	66,340
Income tax provision	5,917	39,784	8,395	—	54,096
Earnings from unconsolidated affiliates, net of tax	10	1,497	—	—	1,507
Earnings (losses) from consolidated affiliates, net of tax	136,145	7,146	—	(143,291)	—
Net income (loss)	121,943	136,145	7,146	(143,291)	121,943
Other comprehensive income
Retiree medical plan amortization of prior service cost, net of tax	209	209	—	(209)	209
Other comprehensive income	209	209	—	(209)	209
Total comprehensive income (loss)	$122,152	$136,354	$7,146	$(143,500)	$122,152

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Six Months Ended June 30, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$706,313	$9,773	$—	$716,086
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	3	535,398	13,617	—	549,018
Depreciation and depletion	1,020	42,745	1,910	—	45,675
Amortization and accretion	—	4,660	1,411	—	6,070
Derivative financial instruments	(64)	(18,063)	—	—	(18,127)
Selling, general and administrative expenses	27,930	(230)	—	—	27,699
Total costs and expenses	28,889	564,510	16,938	—	610,335
Operating income (loss)	(28,889)	141,803	(7,165)	—	105,751
Other income (expense)
Interest income and other, net	758	(53)	—	—	705
Interest expense	(13,062)	(692)	(32)	—	(13,786)
Total other expense	(12,304)	(745)	(32)	—	(13,081)
Income from continuing operations before income tax provision and earnings (losses) from affiliates	(41,193)	141,060	(7,198)	—	92,670
Income tax provision	14,852	(51,320)	2,560	—	(33,908)
Earnings from unconsolidated affiliates, net of tax	12	1,522	—	—	1,534
Earnings (losses) from consolidated affiliates, net of tax	86,624	(4,638)	—	(81,986)	—
Net income (loss)	60,296	86,624	(4,638)	(81,986)	60,296
Other comprehensive income
Retiree medical plan amortization of prior service cost, net of tax	562	504	58	(562)	562
Other comprehensive income	562	504	58	(562)	562
Total comprehensive income (loss)	$60,858	$87,128	$(4,580)	$(82,548)	$60,858

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Six Months Ended June 30, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$733,563	$10,661	$—	$744,224
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	12	537,792	11,214	—	549,018
Depreciation and depletion	964	32,666	618	—	34,248
Amortization and accretion	—	4,502	1,934	—	6,436
Selling, general and administrative expenses	22,789	3,145	—	—	25,934
Total costs and expenses	23,765	578,105	13,766	—	615,636
Operating income (loss)	(23,765)	155,458	(3,105)	—	128,588
Other income (expense)
Interest income and other, net	315	69	1	—	385
Interest expense	(20,165)	(478)	(29)	—	(20,672)
Total other expense	(19,850)	(409)	(28)	—	(20,287)
Income from continuing operations before income tax provision and earnings (losses) from affiliates	(43,615)	155,049	(3,133)	—	108,301
Income tax provision	13,990	15,725	9,088	—	38,803
Earnings from unconsolidated affiliates, net of tax	18	1,594	—	—	1,612
Earnings (losses) from consolidated affiliates, net of tax	178,323	5,955	—	(184,278)	—
Net income (loss)	148,716	178,323	5,955	(184,278)	148,716
Other comprehensive income
Retiree medical plan amortization of prior service cost, net of tax	418	418	—	(418)	418
Other comprehensive income	418	418	—	(418)	418
Total comprehensive income (loss)	$149,134	$178,741	$5,955	$(184,696)	$149,134

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	June 30, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$119,131	$2	$2,451	$—	$121,584
Investments in marketable securities	100,195	—	—	—	100,195
Accounts receivable	—	87,135	4,306	—	91,441
Inventories, net	5,687	67,656	4,714	—	78,058
Due from related parties	—	284,746	3,161	(287,907)	—
Deferred income taxes and other assets	64	69,596	94	—	69,754
Total current assets	225,077	509,136	14,726	(287,907)	461,032
Noncurrent assets
Property, plant and equipment, net	8,154	1,634,196	3,509	—	1,645,858
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	29,105	15,785	13,188	—	58,078
Investments and other assets	1,553,578	—	4,470	(1,522,689)	35,360
Total assets	$1,815,914	$2,194,751	$35,893	$(1,810,596)	$2,235,962
LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,340	$86,656	$9,383	$—	$99,380
Royalties and production taxes	—	124,320	2,125	—	126,445
Due to related parties	309,863	—	—	(287,907)	21,956
Current portion of federal coal lease obligations	—	108,709	—	—	108,709
Other liabilities	47	3,963	966	—	4,975
Total current liabilities	313,250	323,647	12,475	(287,907)	361,465
Noncurrent liabilities
Senior notes	596,287	—	—	—	596,287
Federal coal lease obligations, net of current portion	—	130,649	—	—	130,649
Asset retirement obligations, net of current portion	—	129,807	66,523	—	196,330
Other liabilities	91	77,838	5,824	(38,808)	44,945
Total liabilities	909,628	661,941	84,822	(326,715)	1,329,676
Commitments and Contingencies (Note 10)
Total member’s equity	906,286	1,532,810	(48,928)	(1,483,881)	906,286
Total liabilities and member’s equity	$1,815,914	$2,194,751	$35,893	$(1,810,956)	$2,235,962

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	December 31, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$401,087	$2	$3,151	$—	$404,240
Investments in marketable securities	75,228	—	—	—	75,228
Restricted cash	71,245	—	—	—	71,245
Accounts receivable	130	92,936	2,181	—	95,247
Inventories, net	5,753	61,677	4,218	—	71,648
Due from related parties	—	256,460	—	(256,460)	—
Deferred income taxes and other assets	—	45,533	—	—	45,533
Total current assets	553,443	456,608	9,550	(256,460)	763,141
Noncurrent assets
Property, plant and equipment, net	6,684	1,338,839	4,612	—	1,350,135
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	34,307	28,931	15,042	—	78,280
Investments and other assets	1,134,791	—	—	(1,105,018)	29,773
Total assets	$1,729,225	$1,860,012	$29,204	$(1,361,478)	$2,256,963
LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,895	$111,527	$6,754	$—	$123,176
Royalties and production taxes	—	133,349	2,723	—	136,072
Due to related parties	282,661	—	1,219	(256,460)	27,420
Current portion of federal coal lease obligations	—	102,198	—	—	102,198
Other liabilities	45	3,960	966	—	4,971
Total current liabilities	287,601	351,034	11,662	(256,460)	393,837
Noncurrent liabilities
Senior notes	596,077	—	—	—	596,077
Federal coal lease obligations, net of
current portion	—	186,119	—	—	186,119
Asset retirement obligations, net of
current portion	—	126,267	66,440	—	192,707
Other liabilities	119	84,201	6,021	(47,546)	42,795
Total liabilities	883,797	747,621	84,123	(304,006)	1,411,535
Commitments and Contingencies (Note 10)

Total member’s equity	845,428	1,112,391	(54,919)	(1,057,472)	845,428
Total liabilities and member’s equity	$1,729,225	$1,860,012	$29,204	$(1,361,478)	$2,256,963

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Six Months Ended June 30, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(24,221)	$112,270	$(6,768)	$—	$81,282

Investing activities
Acquisition of Youngs Creek and CX Ranch coal and land assets	—	(300,259)	—	—	(300,259)
Purchases of property, plant and equipment	(3,755)	(18,090)	(30)	—	(21,875)
Cash paid for capitalized interest	—	(36,477)	—	—	(36,477)
Investments in marketable securities	(53,854)	—	—	—	(53,854)
Maturity and redemption of investments	28,887	—	—	—	28,887
Return of restricted cash	71,244	—	—	—	71,244
Partnership escrow deposit	—	—	(4,470)	—	(4,470)
Contributions made to subsidiary	(300,259)	(10,570)	—	310,829	—
Other	—	1,825	—	—	1,825
Net cash used in investing activities	(257,736)	(363,571)	(4,501)	310,829	(314,979)

Financing activities
Principal payments of federal coal leases	—	(48,959)	—	—	(48,959)
Contributions received from parent	—	300,259	10,570	(310,829)	—
Net cash provided by (used in) financing activities	—	251,300	10,570	(310,829)	(48,959)
Net decrease in cash and cash equivalents	(281,957)	—	(699)	—	(282,656)
Cash and cash equivalents at beginning of year	401,087	2	3,151	—	404,240
Cash and cash equivalents at the end of year	$119,131	$2	$2,451	$—	$121,584

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Six Months Ended June 30, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(22,018)	$146,195	$(5,211)	$—	$118,966
Purchases of property, plant and equipment	(5,160)	(53,716)	(125)	—	(59,001)
Cash paid for capitalized interest	—	(12,018)	—	—	(12,018)
Initial payments on federal coal leases	—	(69,407)	—	—	(69,407)
Return of restricted cash	21,321	—	—	—	21,321
Other	—	(3,534)	—	—	(3,534)
Net cash provided by (used in) investing activities	16,161	(138,675)	(125)	—	(122,639)
Principal payments on federal coal leases	—	(7,496)	—	—	(7,496)
Distributions	(162)	—	—	—	(162)
Other	(2,035)	(25)	—	—	(2,060)
Net cash used in financing activities	(2,197)	(7,521)	—	—	(9,718)
Net decrease in cash and cash equivalents	(8,054)	(1)	(5,336)	—	(13,391)
Cash and cash equivalents at beginning of year	322,010	4	18,086	—	340,100
Cash and cash equivalents at the end of year	$313,956	$3	$12,750	$—	$326,709

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

•                  our plans and objectives for future operations and the development of additional coal reserves or acquisition opportunities, including risks associated with acquisitions;

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

•                  our relationships with, and other conditions affecting, our customers and other counterparties, including economic conditions and the credit performance and credit risks associated with our customers and other counterparties, such as lenders under our credit agreement and financial institutions with whom we maintain accounts or enter hedging arrangements;

•                  the terms and restrictions of our indebtedness;

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note

Cloud Peak Energy Resources LLC (“CPE Resources”) is the sole direct subsidiary of Cloud Peak Energy Inc. (“CPE Inc.”), providing 100% of CPE Inc.’s total consolidated revenue for the three and six months ended June 30, 2012 and constituting nearly 100% of CPE Inc.’s total consolidated assets as of June 30, 2012.

Unless the context indicates otherwise, the terms the “Company,” “we,” “us,” and “our” refer to both CPE Inc. and CPE Resources and their subsidiaries.  Discussions or areas of this report that either apply only to CPE Inc. or CPE Resources are clearly noted in such sections.

This Item 2 may contain forward-looking statements that involve substantial risks and uncertainties.  When considering these forward-looking statements you should keep in mind the cautionary statements in this report and our other Securities and Exchange Commission (“SEC”) filings, including Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).  Please see “Cautionary Notice Regarding Forward-Looking Statements” elsewhere in this document.

This Item 2 is intended to help the reader understand our results of operations and financial condition.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements in Item 1 of this report and our other SEC filings, including our audited consolidated financial statements in Item 8 of our 2011 Form 10-K.

Overview

We are one of the largest producers of coal in the United States (“U.S.”) and in the Powder River Basin (“PRB”), based on 2011 coal sales.  As of December 31, 2011, we controlled approximately 1.37 billion tons of proven and probable coal reserves.  We operate some of the safest mines in the coal industry.  According to Mine Safety and Health Administration (“MSHA”) data, in 2011, we had one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.  We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., and operate two of the four largest coal mines in the U.S.  Our operations include three wholly-owned surface coal mines, two of which, the Antelope mine and the Cordero Rojo mine, are in Wyoming and one of which, the Spring Creek mine, is in Montana.  We also own rights to substantial undeveloped coal and complimentary surface assets in the Northern PRB, further building our long-term position to serve Asian export and domestic customers.  We also own a 50% non-operating interest in a fourth surface coal mine in Montana, the Decker mine.  We produce subbituminous thermal coal with low sulfur content and sell our coal primarily to domestic and foreign electric utilities.

On June 29, 2012, we completed our acquisition of the Youngs Creek Mining Company, LLC (“Youngs Creek”) joint venture and other related coal and surface assets, including CX Ranch, from Chevron U.S.A. Inc. (“Chevron”) and CONSOL Energy Inc. (“CONSOL”) for $300 million.  We utilized available cash on hand to fund the acquisition.  We believe the location of the coal and surface lands, as well as the quality of the acquired coal, position us well for future growth in our Asian exports as additional terminal capacity becomes available.  As Youngs Creek is an undeveloped greenfield surface mine project, there are no revenues or income related to the acquired properties.  Future development timing and production levels are expected to depend largely on the availability of additional export terminal capacity on the West Coast and continued strong Asian demand for thermal coal.

On July 23, 2012, we announced that we reached tentative agreements with the Crow Tribe of Indians regarding exploration rights and exclusive options to lease and develop Northern Powder River Basin coal on the Crow Indian Reservation in southeast Montana, near our Spring Creek mine. These tentative agreements have not been executed and have been submitted to the Crow Tribal Legislature for review.

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

The price at which we sell our coal is a function of the demand relative to the supply for coal, domestically and internationally.  As the demand within a region increases, prices are also subject to increase.  Significant increases in demand can allow our coal to compete in new markets.  We typically enter into multi-year contracts with our customers which helps mitigate the risks associated with any short-term imbalance in supply and demand.  In addition, international demand has increased, enabling us to increase exports of coal during the past few years.  We entered into coal forward contracts that are scheduled to settle at various dates between 2012 and 2015 to hedge a portion of our export coal sales.

We typically seek to enter each year with expected production effectively fully sold.  This strategy helps us deliver our expected tonnages and run our mines at predictable production rates, which helps us control operating costs.

As is common in the PRB, coal seams at our existing mines naturally deepen, resulting in additional overburden to be removed at additional cost.  In line with the worldwide mining industry, we have experienced increased operating costs for mining equipment, diesel fuel and supplies, and employee wages and salaries.  Changes in the cost of commodities related to our production process, such as diesel fuel, will result in changes in the cost of coal production.  During the second quarter of 2012, we commenced the use of costless collars to manage certain exposures to diesel fuel prices.

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

Current Considerations

While the impact of the very warm winter on coal stockpiles and low natural gas prices will take some time to work through, the hot start to the summer is beginning to have a positive impact.  Shipments have picked up since April and increased significantly in July as utilities take their contracted coal.  Shipments are expected to continue to increase throughout the third quarter.  The outlook for coal demand for the rest of the year will depend on remaining summer temperatures, economic growth and the level of gas production and prices.

During the second quarter the mines concentrated on controlling costs and making sure they were well positioned for the expected increased shipments in the second half of the year.  To that end, pre-stripping and reclamation work has been completed and current coal inventories leave us well placed to meet anticipated increased demand efficiently.  The impact of recent drops in crude oil prices are beginning to come through to the mines which should help with second half cost control.

As reported last quarter a small number of our customers had contacted us to request shipment deferrals.  At this time, we have renegotiated 1.7 million tons, mostly to 2013, and continue discussions with a small number of customers about additional deferrals.

On August 8, 2011, the U.S. Environmental Protection Agency (“EPA”) published in the Federal Register the Cross-State Air Pollution Rule (“CSAPR”) which replaces the Clean Air Interstate Rule (“CAIR”).  CSAPR was expected to take effect on January 1, 2012 and was intended to reduce pollutants from upwind states by requiring 28 states to reduce power plant emissions of sulfur dioxide and nitrogen oxide.  On December 30, 2011, the U.S. Court of Appeals for the District of Columbia Circuit put the implementation of CSAPR on hold and ordered the EPA to continue enforcing CAIR until the merits of the rule can be judicially reviewed.  On April 13, 2012, the U.S. Court of Appeals held a hearing on the challenges asserted to CSAPR and a decision on the challenges is expected in a few months.  In addition, on April 13, 2012, the EPA published for comment proposed new source performance standards for emissions of carbon dioxide for new and modified fossil fuel-fired electric utility generating units. The proposed standards, if promulgated along the lines proposed, would pose significant challenges for the construction of any new coal-fired electric utility generating units in the U.S. without the use of carbon capture and storage technologies and could result in a decrease in U.S. demand for steam coal. It is possible that any final rules issued by the EPA in this area will be challenged.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

The discussion of our results of operations below includes the non-GAAP financial measures of (1) Adjusted EBITDA and (2) Adjusted Earnings Per Share (“Adjusted EPS”).  Adjusted EBITDA and Adjusted EPS are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles in the United States of America (“U.S. GAAP”).  A quantitative reconciliation of historical net income to Adjusted EBITDA and EPS (as defined below) to Adjusted EPS is found within this Item 2.

EBITDA represents net income before (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, (4) amortization, and (5) accretion.  Adjusted EBITDA represents EBITDA as further adjusted for specifically identified items that management believes do not directly reflect our core operations.  The specifically identified items are the impacts, as applicable, of: (1) the Tax Receivable Agreement including tax impacts of CPE Inc.’s 2009 initial public offering (“IPO”) and 2010 Secondary Offering, (2) adjustments for derivative financial instruments including unrealized mark-to-market amounts and cash settlements realized, and (3) our significant broker contract that expired in the first quarter of 2010.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Summary

The following table summarizes key results (in millions):

	Three Months Ended
	June 30,		Change
	2012	2011	Amount	Percent
Total revenue	$343.2	$387.7	$(44.5)	(11.5)
Net income	33.7	94.6	(60.9)	(64.4)
Adjusted EBITDA(1)	65.6	88.3	(22.7)	(25.7)
Adjusted EPS(1)	$0.34	$0.72	$(0.38)	(52.7)
Asian export tons	1.0	1.4	(0.4)	(28.6)
Total tons sold	20.7	23.8	(3.1)	(13.0)

(1)                            Non-GAAP measure; please see definition above and reconciliation below.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

The following tables present a reconciliation of net income to Adjusted EBITDA and diluted earnings (loss) per common share to Adjusted EPS (in millions, except per share amounts):

	Three Months Ended
	June 30,
	2012	2011
Net income	$33.7	$94.6
Interest income	(0.3)	(0.2)
Interest expense	7.9	8.5
Income tax expense (benefit)	18.8	(69.5)
Depreciation and depletion	22.3	9.1
Accretion	3.4	3.1
EBITDA	$85.8	$45.6
Tax agreement expense(1)	—	42.7
Derivative financial instruments(2)	(20.2)	—
Expired significant broker contract	—	—
Adjusted EBITDA	$65.6	$88.3

(1)                            Changes to related deferred taxes are included in income tax expense.

(2)                            Derivative financial instruments including unrealized mark-to-market amounts and cash settlements realized.

	Three Months Ended
	June 30,
	2012	2011
Diluted earnings per common share	$0.55	$1.56
Tax agreement expense including tax impacts of IPO and Secondary Offering	—	(0.84)
Derivative financial instruments(1)	(0.21)	—
Expired significant broker contract	—	—
Adjusted EPS	$0.34	$0.72
Weighted-average dilutive shares outstanding (in millions)	60.9	60.6

(1)                                  Derivative financial instruments including unrealized mark-to-market amounts and cash settlements realized.

Results of Operations

“Owned and operated mines” refers to our three surface coal mines and excludes our 50% non-operating interest in the Decker mine.  We include our share of results from operations at the Decker mine along with broker coal sales and billings for both domestic and export sale transportation and delivery services as “Other operations.”

Revenues

The following table presents revenues (in millions except per ton amounts):

	Three Months Ended
	June 30,		Change
	2012	2011	Amount	Percent
Owned and operated mines
Revenue	$263.1	$297.9	$(34.8)	(11.7)
Realized price per ton sold	$13.11	$12.94	$0.17	1.3
Tons sold	20.1	23.0	(2.9)	(12.6)

Other operations
Revenue	$80.1	$89.8	$(9.7)	(10.8)

The decrease in revenue from our owned and operated mines was the result of 2.9 million fewer tons of coal sold in 2012 compared to 2011, reflecting the lower demand for PRB coal due to domestic utility customers working through higher stockpiles that resulted from the warmer-than-average winter, as well as competitive pressures of low natural gas prices.  This is partially offset by an increase to our realized price per ton sold in 2012 compared to 2011.

Revenues from other operations decreased primarily as a result of 0.4 million fewer Asian export tons.  Coal sold on a delivered basis, both domestic and export sales, have delivered pricing terms that include logistic services and rail and port charges.  We arranged and paid for the logistic services and rail and port charges and charged our customers for providing this service.  The Decker mine and broker coal sales were not significantly different between the respective periods.

Cost of Product Sold

The following table presents cost of product sold (in millions except per ton amounts):

	Three Months Ended
	June 30,		Change
	2012	2011	Amount	Percent
Owned and operated mines
Cost of product sold	$202.6	$212.4	$(9.8)	(4.6)
Average cost per ton sold	$10.09	$9.23	$0.86	9.3
Other operations
Cost of product sold	$63.5	$75.4	$(11.9)	(15.8)

While cost of product sold decreased as a result of lower royalties and indirect taxes, diesel consumption, and outside services expenditures, the increase in the average cost per ton of coal sold is primarily the result of the impact of fixed costs on fewer tons sold.

Cost of product sold from other operations decreased primarily due to 0.4 million fewer Asian export tons, which resulted in lower rail and port charges incurred.

Operating Income

The following table presents operating income (in millions):

	Three Months Ended
	June 30,		Change
	2012	2011	Amount	Percent
Operating income	$58.7	$74.7	$(16.0)	(21.4)

In addition to those factors previously discussed, during 2012, our international coal forward contracts had a $20.1 million favorable mark-to-market impact as a result of declining market prices.  Also during 2011, a $15.7 million reduction of depreciation and depletion expense was recognized when the asset retirement obligation (“ARO”) for our Antelope mine was adjusted as a result of the successful West Antelope II coal tract bids.

Other Expense

The following table presents other expense (in millions):

	Three Months Ended
	June 30,		Change
	2012	2011	Amount	Percent
Other income (expense)	$(7.7)	$(51.1)	$43.4	(84.9)

The decrease in other expense is primarily the result of the 2011 tax agreement expense of $42.7 million that was not incurred during 2012.  Additionally, 2012 interest expense was lower due to additional interest capitalized on the West Antelope II mineral rights acquired during the second quarter of 2011.  We generally capitalize interest on mineral rights during the permitting process.  In May 2012, the permit process was completed for the Maysdorf I mineral rights.  This resulted in the cessation of interest capitalization on this asset, which will increase the amount of interest expense in the future.

Income Tax Provision

The following table presents income tax provision (in millions):

	Three Months Ended
	June 30,		Change
	2012	2011	Amount	Percent
Income tax benefit (expense) (CPE Inc.)	$(18.8)	$69.5	$(88.3)	(127.1)
Effective tax rate (CPE Inc.)	36.9%	(294.3)%	*	*

Income tax benefit (expense) (CPE Resources)	$(18.8)	$54.1	$(72.9)	(134.8)
Effective tax rate (CPE Resources)	36.9%	(81.5)%	*	*

*        Not meaningful

Our statutory income tax rate, including state income taxes, is 36%, which approximates our tax expense for the three months ended June 30, 2012.  During the three months ended June 30, 2011, our successful bids on the West Antelope II coal tracts increased our estimate of future taxable income; therefore, we expect to be able to realize the benefit of an additional $78.2 million of our deferred tax assets, against which we had previously recorded a valuation allowance.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Summary

The following table summarizes key results (in millions):

	Six Months Ended
	June 30,		Change
	2012	2011	Amount	Percent
Total revenue	$716.1	$744.2	$(28.1)	(3.8)
Net income	60.3	121.4	(61.1)	(50.3)
Adjusted EBITDA(1)	141.4	170.9	(29.5)	(17.3)
Adjusted EPS(1)	$0.81	$1.16	$(0.36)	(30.7)
Asian export tons	2.0	2.3	(0.3)	(13.0)
Total tons sold	43.6	47.5	(3.9)	(8.2)

(1)                            Non-GAAP measure; please see definition in Adjusted EBITDA and Adjusted EPS section above and reconciliation below.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

The following tables present a reconciliation of net income to Adjusted EBITDA and diluted earnings (loss) per common share to Adjusted EPS (in millions, except per share amounts):

	Six Months Ended
	June 30,
	2012	2011
Net income	$60.3	$121.4
Interest income	(0.8)	(0.3)
Interest expense	13.8	20.7
Income tax expense (benefit)	33.9	(54.2)
Depreciation and depletion	45.7	34.2
Accretion	6.1	6.4
EBITDA	$159.0	$128.2
Tax agreement expense(1)	—	42.7
Derivative financial instruments(2)	(17.6)	—
Expired significant broker contract	—	—
Adjusted EBITDA	$141.4	$170.9

(1)                            Changes to related deferred taxes are included in income tax expense.

(2)                            Derivative financial instruments including unrealized mark-to-market amounts and cash settlements realized.

	Six Months Ended
	June 30,
	2012	2011
Diluted earnings per common share	$0.99	$2.00
Tax agreement expense including tax impacts of IPO and Secondary Offering	—	(0.84)
Derivative financial instruments(1)	(0.19)	—
Expired significant broker contract	—	—
Adjusted EPS	$0.81	$1.16
Weighted-average dilutive shares outstanding (in millions)	60.8	60.6

(1)                                  Derivative financial instruments including unrealized mark-to-market amounts and cash settlements realized.

Results of Operations

“Owned and operated mines” refers to our three surface coal mines and excludes our 50% non-operating interest in the Decker mine.  We include our share of results from operations at the Decker mine along with broker coal sales and billings for both domestic and export sale transportation and delivery services as “Other operations.”

Revenues

The following table presents revenues (in millions except per ton amounts):

	Six Months Ended
	June 30,		Change
	2012	2011	Amount	Percent
Owned and operated mines
Revenue	$563.2	$592.8	$(29.6)	(5.0)
Realized price per ton sold	$13.21	$12.86	$0.35	2.7
Tons sold	42.6	46.1	(3.5)	(7.6)

Other operations
Revenue	$152.9	$151.4	$1.5	1.0

The decrease in revenue from our owned and operated mines was the result of 3.5 million fewer tons of coal sold in 2012 compared to 2011, reflecting the lower demand for PRB coal due to domestic utility customers working through higher stockpiles that resulted from the warmer-than-average winter, as well as competitive pressures of low natural gas prices, partially offset by an increase to our realized price per ton sold in 2012 compared to 2011.

Revenues from other operations increased primarily as a result of higher realized prices offsetting the decreased Asian export volume.  Coal sold on a delivered basis, both domestic and export sales, have delivered pricing terms that include logistic services and rail and port charges.  We arranged and paid for the logistic services and rail and port charges and charged our customers for providing this service.  The Decker mine and broker coal sales were not significantly different between the respective periods.

Cost of Product Sold

The following table presents cost of product sold (in millions except per ton amounts):

	Six Months Ended
	June 30,		Change
	2012	2011	Amount	Percent
Owned and operated mines
Cost of product sold	$423.1	$418.7	$4.4	1.1
Average cost per ton sold	9.93	9.09	0.84	9.3

Other operations
Cost of product sold	$125.9	$130.3	$(4.4)	(3.4)

While the cost of product sold increased marginally, the increase in the average cost per ton of coal sold is primarily the result the impact of fixed costs on fewer tons sold.

Cost of product sold from other operations decreased primarily due to 0.3 million fewer Asian export tons, which resulted in lower rail and port charges incurred.

Operating Income

The following table presents operating income (in millions):

	Six Months Ended
	June 30,		Change
	2012	2011	Amount	Percent
Operating income	$105.8	$128.6	$(22.8)	(17.7)

In addition to those factors previously discussed, during 2012, our international coal forward contracts had an $18.1 million favorable mark-to-market impact as a result of declining market prices.  Also during 2011, a $15.7 million reduction of depreciation and depletion expense was recognized when the ARO for our Antelope mine was adjusted as a result of the successful West Antelope II coal tract bids.

Other Expense

The following table presents other expense (in millions):

	Six Months Ended
	June 30,		Change
	2012	2011	Amount	Percent
Other income (expense)	$(13.1)	$(63.0)	$49.9	(79.2)

The decrease in other expense is primarily the result of the 2011 tax agreement expense of $42.7 million that was not incurred during 2012.  Additionally, 2012 interest expense was lower due to additional interest capitalized on the West Antelope II mineral rights acquired during the second quarter of 2011.  We generally capitalize interest on mineral rights during the permitting process.  In May 2012, the permit process was completed for the Maysdorf I mineral rights.  This resulted in the cessation of interest capitalization on this asset, which will increase the amount of interest expense in the future.

Income Tax Provision

The following table presents income tax provision (in millions):

	Six Months Ended
	June 30,		Change
	2012	2011	Amount	Percent
Income tax benefit (expense) (CPE Inc.)	$(33.9)	$54.2	$(88.1)	(162.5)
Effective tax rate (CPE Inc.)	36.6%	(82.6)%	*	*

Income tax benefit (expense) (CPE Resources)	$(33.9)	$38.8	$(72.7)	(187.4)
Effective tax rate (CPE Resources)	36.6%	(35.8)%	*	*

*        Not meaningful

Our statutory income tax rate, including state income taxes, is 36%, which approximates our tax expense for the six months ended June 30, 2012.  During the six months ended June 30, 2011, our successful bids on the West Antelope II coal tracts increased our estimate of future taxable income; therefore, we expect to be able to realize the benefit of an additional $78.2 million of our deferred tax assets, against which we had previously recorded a valuation allowance.

Liquidity and Capital Resources

	June 30,	December 31,
	2012	2011
	(in millions)
Cash and cash equivalents	$121.6	$404.2
Investments in marketable securities	100.2	75.2
Total	$221.8	$479.5

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

On June 29, 2012, we completed our acquisition of the Youngs Creek joint venture and other related coal and surface assets, including CX Ranch, from Chevron and CONSOL for $300 million.  We utilized available cash on hand to fund the acquisition.

On June 3, 2011, CPE Resources entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) which establishes a commitment to provide us with a $500 million senior secured revolving credit facility that can be used to borrow funds or issue letters of credit.  The Amended Credit Agreement matures on June 3, 2016.  We may request incremental term loans or increase the revolving commitments in an aggregate amount of up to $200 million subject to compliance with certain conditions.  The Amended Credit Agreement imposes limitations on the ability of CPE Resources and its subsidiaries to make distributions and/or extend loans to CPE Inc.

On June 14, 2012, CPE Resources entered into Amendment No. 1 to the Amended Credit Agreement, which provides for amendments to certain covenants to provide CPE Resources with incremental flexibility regarding foreign subsidiaries, among other things.  For additional information about the terms and conditions of this Amendment, please refer to Exhibit 10.1 to this Form 10-Q.

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

The borrowing capacity under the Amended Credit Agreement is reduced by the amount of letters of credit issued.  As of June 30, 2012, our borrowing capacity under the Amended Credit Agreement was $500 million.  Our ability to borrow under our revolving credit facility is subject to the terms and conditions of the facility, including our compliance with financial and non-financial covenants.

We believe these sources will be sufficient to fund our primary ordinary course uses of cash for the next twelve months, which include our costs of coal production, coal lease installment payments for LBAs and other coal tracts, capital expenditures, interest on our debt, and payments to Rio Tinto Energy America, Inc. (“Rio Tinto”) under our Tax Receivable Agreement.

In the second quarter of 2012, we made payments of $69.2 million on committed LBAs.  In the second half of 2012, we expect to make additional payments of $60.0 million related to committed coal leases.  We will continue to explore opportunities to increase our reserve base by acquiring additional coal and surface rights.  If we are successful in future bids for coal rights and other growth strategies, our cash flows could be significantly impacted as we would be required to make associated payments.

Our anticipated capital expenditures (excluding capitalized interest and federal lease payments), which we expect will be between $60 million and $80 million in 2012, include our estimates of expenditures necessary to keep our current equipment fleets updated to maintain our mining productivity and competitive position and the addition of new equipment as necessary.

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

Overview of Cash Transactions

We started 2012 with $479.5 million of unrestricted cash and cash equivalents and investments in marketable securities.  After capital expenditures and generating cash from our operating activities, we ended the six months ended June 30, 2012 with cash and cash equivalents and investments in marketable securities of $221.8 million.  The $300 million Youngs Creek acquisition was funded utilizing available cash on hand.  During the six months ended June 30, 2012, we were able to negotiate lower collateral requirements with the remainder of our surety bond providers thereby releasing the remaining $71.2 million of restricted cash.  Additionally, we replaced our $10.5 million letter of credit that we used to secure our 50% share of additional reclamation obligations at the Decker mine with a $4.5 million deposit to a Decker reclamation trust, included within other long-term assets.

Cash flows

CPE Inc.

	Six Months Ended
	June 30,		Change
	2012	2011	Amount	Percent
	(dollars in millions)
Beginning balance - cash and cash equivalents	$404.2	$340.1	$64.1	18.8
Net cash provided by operating activities	81.3	118.8	(37.5)	(31.6)
Net cash used in investing activities	(315.0)	(122.6)	(192.4)	156.9
Net cash used in financing activities	(49.0)	(9.6)	(39.4)	410.4
Ending balance - cash and cash equivalents	$121.6	$326.7	$(205.1)	(62.8)

Beginning balance - marketable securities	$75.2	$—	$75.2		*
Ending balance - marketable securities	$100.2	$—	$100.2		*

*            Not meaningful

CPE Resources

	Six Months Ended
	June 30,		Change
	2012	2011	Amount	Percent
	(dollars in millions)
Beginning balance - cash and cash equivalents	$404.2	$340.1	$64.1	18.8
Net cash provided by operating activities	81.3	119.0	(37.7)	(31.7)
Net cash used in investing activities	(315.0)	(122.6)	(192.4)	156.9
Net cash used in financing activities	(49.0)	(9.7)	(39.3)	405.2
Ending balance - cash and cash equivalents	$121.6	$326.7	$(205.1)	(62.8)

Beginning balance - marketable securities	$75.2	$—	$75.2		*
Ending balance - marketable securities	$100.2	$—	$100.2		*

*            Not meaningful

The decrease in cash provided by operating activities from June 30, 2011 to June 30, 2012 was due to a decrease in net income caused by lower volumes sold.  In addition, in the six months ended June 30, 2012, there were higher payments for indirect taxes and income taxes.  These were partially offset by a decrease in accounts receivable.

The increase in cash used in investing activities from June 30, 2011 to June 30, 2012 was primarily related to our $300 million Youngs Creek acquisition and by investments made in marketable securities of approximately $25 million.  This increase in cash used in investing activities was offset by decreased purchases of property, plant and equipment.  Purchases during the six months ended June 30, 2011 for property, plant and equipment included payments for haul trucks received in 2010 and payments for surface land associated with federal and privately held mineral rights. In addition, the initial payments on the West Antelope II federal coal leases were made during the six months ended June 30, 2011, and net restricted cash releases of $21.3 million occurred in the six months ended June 30, 2011 compared to restricted cash releases of $71.2 million in the six months ended June 30, 2012 following a negotiated reduction of collateral required.

The increase in cash used in financing activities from June 30, 2011 to June 30, 2012 was due to the second installment payment on the West Antelope II North federal coal lease made in the six months ended June 30, 2012.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results that can be expected for the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K for a discussion of our critical accounting policies and estimates.

During the three months ended June 30, 2012, the critical accounting policy for the Tax Agreement Liability and the significant accounting policy for Property, Plant and Equipment were applied to the Youngs Creek asset acquisition as disclosed within Note 3 to our notes to unaudited consolidated financial statements in Item 1.

Newly Adopted Accounting Standards and Recently Issued Accounting Pronouncements

See Note 2 to our notes to unaudited condensed consolidated financial statements in Item 1 for a discussion of newly adopted accounting standards and recently issued accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices or credit standings.  We believe our principal market risks are commodity price risk, interest rate risk and credit risk.

Commodity Price Risk

Market risk includes the potential for changes in the market value of our coal portfolio.  Due to the lack of quoted market prices and the long-term nature of our forward sales position, we have not quantified the market risk related to our coal supply agreements.  Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations.  As of June 30, 2012, we had contracted to sell approximately 93 million tons during 2012, of which 91 million tons are under fixed-price contracts.  A $1 change to the average coal sales price per ton for these 2 million unpriced tons would result in an approximate $2 million change to the coal sales revenue.  In addition, during 2011, we entered into certain forward contracts to help manage our exposure to variability in future international coal prices.  As of June 30, 2012, we held coal forward contracts for approximately 1.3 million tons which will settle between 2012 and 2015.  A $1 change to the market index price per ton for these coal forward contracts would result in an approximate $1.3 million change to other income (expense).

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $10.8 million over the next 12 months.  In addition, during the second quarter of 2012, we commenced the use of costless collars to manage certain exposures to diesel fuel prices.  As the band of the costless collar is greater than 10%, it had no impact on this calculation.  The terms of the program are disclosed in Note 5 to our notes to unaudited condensed consolidated financial statements in Item 1.  While we would not receive the full benefit of extreme price decreases, the collars mitigate the risk of extreme crude oil price increases and thereby increased diesel costs that would have a negative impact on cash flow.

Interest Rate Risk

Our Amended Credit Agreement is subject to an adjustable interest rate.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Revolving Credit Facility” in our 2011 Form 10-K.  We had no outstanding borrowings under our credit facility as of June 30, 2012.  If we borrow funds under the revolving credit facility, we may be subject to increased sensitivity to interest rate movements.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

CPE Inc. and CPE Resources each maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports they file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by CPE Inc. and CPE Resources in the reports they file or submit under the Exchange Act is accumulated and communicated to senior management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  The management of each of CPE Inc. and CPE Resources, with the participation of the Chief Executive Officer and Chief Financial Officer of each entity, has evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) of each entity as of June 30, 2012, and has concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

Internal Control over Financial Reporting

During the most recent fiscal quarter, there have been no changes to the internal control over financial reporting of either CPE Inc. or CPE Resources that materially affected, or are reasonably likely to materially affect, either entity’s internal control over financial reporting, other than as follows:

During the three months ended June 30, 2012, we implemented a new accounting consolidation system.  In connection with this implementation, we modified various procedures, including but not limited to, business processes such as user access security, data conversion, standardization and automation of system reporting.  We monitored and continue to monitor these changes as they relate to our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 10 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings, which information is incorporated by reference herein.

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

Item 4.  Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index at page 45 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ MICHAEL BARRETT
Date: July 31, 2012		Michael Barrett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

CLOUD PEAK ENERGY RESOURCES LLC

	By:	/s/ MICHAEL BARRETT
Date: July 31, 2012		Michael Barrett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents

2.1

Purchase and Sale Agreement, dated as of June 29, 2012, among Arrowhead I LLC, Chevron USA Inc., CONSOL Energy Inc., Consolidation Coal Company and Reserve Coal Properties Company (incorporated by reference to Exhibit 2.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 2, 2012)

2.2

Purchase and Sale Agreement, dated as of June 29, 2012, among Chevron USA Inc. and Arrowhead I LLC (incorporated by reference to Exhibit 2.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 2, 2012)

2.3

Purchase and Sale Agreement, dated as of June 29, 2012, among CONSOL Energy Inc., Consolidation Coal Company, Reserve Coal Properties Company and Arrowhead I LLC (incorporated by reference to Exhibit 2.3 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 2, 2012)

3.1

Amended and Restated Certificate of Incorporation of Cloud Peak Energy Inc. effective as of November 25, 2009 (incorporated by reference to Exhibit 3.2 to Amendment No.  3 to Cloud Peak Energy Inc.’s Form S-1 filed on November 2, 2009)

3.2

Amended and Restated Bylaws of Cloud Peak Energy Inc. effective as of November 25, 2009 (incorporated by reference to Exhibit 3.1 of Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on December 2, 2009)

3.3

Amended and Restated Certificate of Formation of Cloud Peak Energy Resources LLC (incorporated herein by reference to Exhibit 3.1 to Cloud Peak Energy Resources LLC’s Registration Statement on Form S-4/A filed on August 17, 2010)

3.4

Third Amended and Restated Limited Liability Company Agreement of Cloud Peak Energy Resources LLC, dated as of November 19, 2009, by and among Cloud Peak Energy Inc., Rio Tinto Energy America Inc. and Kennecott Management Services Company (incorporated herein by reference to Exhibit 10.5 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on November 25, 2009)

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

10.1

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 14, 2012, by and among Cloud Peak Energy Resources LLC, the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc. and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on June 15, 2012)

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