Form 10-Q
period 2012-09-30
CLOUD PEAK ENERGY INC.; Cloud Peak Energy Resources LLC
filed 2012-10-26
CIK 1441849, 1493144

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 61,102,969 shares outstanding as of October 18, 2012.  100% of the common membership units of Cloud Peak Energy Resources LLC outstanding as of October 18, 2012 are held by Cloud Peak Energy Inc.

This combined Form 10-Q is separately filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC.  Cloud Peak Energy Resources LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

		Page
	PART I — FINANCIAL INFORMATION
Item 1	Financial Statements —
	Cloud Peak Energy Inc.
	Cloud Peak Energy Inc. Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011	1
	Cloud Peak Energy Inc. Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011 (Audited)	2
	Cloud Peak Energy Inc. Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	3

	Cloud Peak Energy Resources LLC
	Cloud Peak Energy Resources LLC Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011	4
	Cloud Peak Energy Resources LLC Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011 (Audited)	5
	Cloud Peak Energy Resources LLC Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	6
	Notes to Unaudited Condensed Consolidated Financial Statements of Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC	7

	Cautionary Notice Regarding Forward-Looking Statements	28

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4	Controls and Procedures	42

	PART II — OTHER INFORMATION
Item 1	Legal Proceedings	43
Item 1A	Risk Factors	43
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3	Defaults Upon Senior Securities	43
Item 4	Mine Safety Disclosures	43
Item 5	Other Information	43
Item 6	Exhibits	43

Explanatory Note

This combined Form 10-Q is filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC.  Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant.  Each Registrant hereto is not filing any information that does not relate to such other Registrant, and therefore makes no representation as to any such information.  Cloud Peak Energy Resources LLC is the sole direct subsidiary of Cloud Peak Energy Inc., providing 100% of Cloud Peak Energy Inc.’s total consolidated revenue for the three and nine months ended September 30, 2012 and constituting nearly 100% of Cloud Peak Energy Inc.’s total consolidated assets as of September 30, 2012.

Unless the context indicates otherwise, the terms “Cloud Peak Energy,” the “Company,” “we,” “us,” and “our” refer to both Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC and their subsidiaries.  Discussions or areas of this report that either apply only to Cloud Peak Energy Inc. or Cloud Peak Energy Resources LLC are clearly noted in such sections.

i

PART I — FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$425,861	$406,950	$1,141,947	$1,151,174
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	301,945	306,533	850,963	855,551
Depreciation and depletion	24,661	24,289	70,337	58,537
Accretion	3,257	2,984	9,327	9,420
Derivative financial instruments	(1,334)	—	(19,461)	—
Selling, general and administrative expenses	15,698	12,971	43,397	38,905
Total costs and expenses	344,227	346,777	954,563	962,413
Operating income	81,634	60,173	187,384	188,761
Other income (expense)
Interest income	189	143	948	459
Interest expense	(11,671)	(6,848)	(25,457)	(27,520)
Tax agreement benefit (expense)	29,000	22,878	29,000	(19,855)
Other, net	(335)	(103)	(388)	(34)
Total other income (expense)	17,183	16,070	4,103	(46,950)
Income before income tax provision and earnings from unconsolidated affiliates	98,817	76,243	191,487	141,811
Income tax (expense) benefit	(13,601)	(52,162)	(47,509)	2,025
Earnings from unconsolidated affiliates, net of tax	44	530	1,579	2,142
Net income	85,260	24,611	145,557	145,978
Other comprehensive income
Retiree medical plan amortization of prior service cost	394	326	1,272	978
Tax on amortization of prior service cost	(142)	(117)	(458)	(352)
Other comprehensive income	252	209	814	626
Total comprehensive income	$85,512	$24,820	$146,371	$146,604

Net income per common share:
Basic	$1.42	$0.41	$2.43	$2.43
Diluted	$1.39	$0.41	$2.39	$2.41
Weighted-average shares outstanding - basic	60,044	60,007	60,020	60,003
Weighted-average shares outstanding - diluted	61,142	60,645	60,923	60,606

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$185,505	$404,240
Investments in marketable securities	80,331	75,228
Restricted cash	—	71,245
Accounts receivable	106,300	95,247
Due from related parties	2,823	471
Inventories, net	82,083	71,648
Deferred income taxes	37,216	37,528
Derivative financial instruments	20,730	2,275
Other assets	22,114	13,019
Total current assets	537,102	770,901
Noncurrent assets
Property, plant and equipment, net	1,643,397	1,350,135
Goodwill	35,634	35,634
Deferred income taxes	95,044	132,828
Other assets	33,621	29,821
Total assets	$2,344,798	$2,319,319

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$69,317	$71,427
Royalties and production taxes	144,811	136,072
Accrued expenses	53,774	65,928
Current portion of tax agreement liability	25,097	19,113
Current portion of federal coal lease obligations	63,191	102,198
Other liabilities	2,669	4,971
Total current liabilities	358,859	399,709
Noncurrent liabilities
Tax agreement liability, net of current portion	116,539	151,523
Senior notes	596,397	596,077
Federal coal lease obligations, net of current portion	122,928	186,119
Asset retirement obligations, net of current portion	197,732	192,707
Other liabilities	46,098	42,795
Total liabilities	1,438,553	1,568,930
Commitments and Contingencies (Note 11)
Equity
Common stock ($0.01 par value; 200,000 shares authorized; 61,104 and 60,923 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	611	609
Additional paid-in capital	545,784	536,301
Retained earnings	377,650	232,093
Accumulated other comprehensive loss	(17,800)	(18,614)
Total equity	906,245	750,389
Total liabilities and equity	$2,344,798	$2,319,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net income	$145,557	$145,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	70,337	58,537
Accretion	9,327	9,420
Earnings from unconsolidated affiliates	(1,579)	(2,142)
Distributions of income from unconsolidated affiliates	1,000	2,000
Deferred income taxes	36,747	(9,781)
Tax agreement expense	(29,000)	19,855
Stock compensation expense	9,485	6,315
Unrealized derivative income	(19,461)	—
Other	8,804	8,920
Changes in operating assets and liabilities:
Accounts receivable	(11,052)	(32,289)
Inventories	(9,970)	(7,561)
Due to or from related parties	(2,351)	(948)
Other assets	(8,608)	(4,539)
Accounts payable and accrued expenses	7,585	23,561
Asset retirement obligations	(4,867)	(4,851)
Net cash provided by operating activities	201,954	212,475

Investing activities
Acquisition of Youngs Creek and CX Ranch coal and land assets	(300,377)	—
Purchases of property, plant and equipment	(36,445)	(82,050)
Cash paid for capitalized interest	(42,877)	(18,772)
Investments in marketable securities	(58,611)	—
Maturity and redemption of investments	53,508	—
Initial payments on federal coal leases	—	(69,407)
Return of restricted cash	71,244	107,887
Partnership escrow deposit	(4,470)	—
Other	1,847	545
Net cash used in investing activities	(316,181)	(61,797)
Financing activities
Principal payments on federal coal leases	(102,198)	(50,902)
Other	(2,310)	(2,317)
Net cash used in financing activities	(104,508)	(53,219)

Net decrease in cash and cash equivalents	(218,735)	97,459
Cash and cash equivalents at beginning of period	404,240	340,101
Cash and cash equivalents at end of period	$185,505	$437,560

Supplemental cash flow disclosures
Interest paid	$57,911	$36,405
Non-cash interest capitalized	$7,445	$17,168
Income taxes paid	$22,017	$6,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$425,861	$406,950	$1,141,947	$1,151,174
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	301,945	306,533	850,963	855,551
Depreciation and depletion	24,661	24,289	70,337	58,537
Accretion	3,257	2,984	9,327	9,420
Derivative financial instruments	(1,334)	—	(19,461)	—
Selling, general and administrative expenses	15,698	12,971	43,397	38,905
Total costs and expenses	344,227	346,777	954,563	962,413
Operating income	81,634	60,173	187,384	188,761
Other income (expense)
Interest income	189	143	948	459
Interest expense	(11,671)	(6,848)	(25,457)	(27,520)
Other, net	(335)	(103)	(388)	(34)
Total other expense	(11,817)	(6,808)	(24,897)	(27,095)
Income before income tax provision and earnings from unconsolidated affiliates	69,817	53,365	162,487	161,666
Income tax expense	(3,160)	(45,276)	(37,069)	(6,473)
Earnings from unconsolidated affiliates, net of tax	44	530	1,579	2,142
Net income	66,701	8,619	126,997	157,335
Other comprehensive income
Retiree medical plan amortization of prior service cost	394	326	1,272	978
Tax on amortization of prior service cost	(142)	(117)	(458)	(352)
Other comprehensive income	252	209	814	626
Total comprehensive income	$66,953	$8,828	$127,811	$157,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$185,505	$404,240
Investments in marketable securities	80,331	75,228
Restricted cash	—	71,245
Accounts receivable	106,300	95,247
Inventories, net	82,083	71,648
Deferred income taxes	28,181	30,648
Derivative financial instruments	20,730	2,275
Other assets	22,009	12,610
Total current assets	525,139	763,141

Noncurrent assets
Property, plant and equipment, net	1,643,397	1,350,135
Goodwill	35,634	35,634
Deferred income taxes	53,090	78,280
Other assets	33,573	29,773
Total assets	$2,290,833	$2,256,963

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$69,280	$71,377
Royalties and production taxes	144,811	136,072
Accrued expenses	51,697	51,799
Due to related parties	22,790	27,420
Current portion of federal coal lease obligations	63,191	102,198
Other liabilities	2,670	4,971
Total current liabilities	354,439	393,837

Noncurrent liabilities
Senior notes	596,397	596,077
Federal coal lease obligations, net of current portion	122,928	186,119
Asset retirement obligations, net of current portion	197,732	192,707
Other liabilities	46,099	42,795
Total liabilities	1,317,595	1,411,535
Commitments and Contingencies (Note 11)

Equity
Member’s equity	991,039	864,042
Accumulated other comprehensive loss	(17,801)	(18,614)
Total member’s equity	973,238	845,428
Total liabilities and member’s equity	$2,290,833	$2,256,963

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net income	$126,997	$157,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	70,337	58,537
Accretion	9,327	9,420
Earnings from unconsolidated affiliates	(1,579)	(2,142)
Distributions of income from unconsolidated affiliates	1,000	2,000
Deferred income taxes	26,308	972
Unrealized derivative income	(19,461)	—
Other, net	8,804	8,920
Changes in operating assets and liabilities:
Accounts receivable	(11,052)	(32,289)
Inventories	(9,970)	(7,561)
Due to or from related parties	(4,630)	2,853
Other assets	(8,911)	(6,733)
Accounts payable and accrued expenses	19,651	26,177
Asset retirement obligations	(4,867)	(4,851)
Net cash provided by operating activities	201,954	212,638
Investing activities
Acquisition of Youngs Creek and CX Ranch coal and land assets	(300,377)	—
Purchases of property, plant and equipment	(36,445)	(82,050)
Cash paid for capitalized interest	(42,877)	(18,772)
Investments in marketable securities	(58,611)	—
Maturity and redemption of investments	53,508	—
Initial payments on federal coal leases	—	(69,407)
Return of restricted cash	71,244	107,887
Partnership escrow deposit	(4,470)	—
Other	1,847	545
Net cash used in investing activities	(316,181)	(61,797)
Financing activities
Principal payments on federal coal leases	(102,198)	(50,902)
Member distributions	—	(162)
Other	(2,310)	(2,317)
Net cash used in financing activities	(104,508)	(53,381)

Net decrease in cash and cash equivalents	(218,735)	97,460
Cash and cash equivalents at beginning of period	404,240	340,100
Cash and cash equivalents at end of period	$185,505	$437,560

Supplemental cash flow disclosures for continuing operations:
Interest paid	$57,911	$36,405
Non-cash interest capitalized	$7,445	$17,168
Income taxes paid	$22,017	$6,161

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three months and nine months ended September 30, 2012 are not necessarily indicative of results that can be expected for the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) for a discussion of our critical accounting policies and estimates.

“Cloud Peak Energy,” “we,” “us,” “our” or the “Company” refer collectively to Cloud Peak Energy Inc. (“CPE Inc.”), Cloud Peak Energy Resources LLC (“CPE Resources”) and their subsidiaries.  Unless separately stated, the notes herein relate to both CPE Inc. and CPE Resources.

Basis of Presentation

CPE Inc. conducts all of its business through CPE Resources and its subsidiaries.  CPE Inc.’s consolidated financial statements are substantially identical to CPE Resources’s consolidated financial statements, with the following exceptions:

•                  Tax Receivable Agreement (see Note 7) and deferred tax assets relating thereto (see Note 10)

•                  Earnings per share (see Note 14)

•                  Equity-based compensation (see Note 16)

•                  Supplemental guarantor information (see Note 17)

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all footnote disclosures required by U.S. GAAP.  In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2011 and 2010, and for each of the three years ended December 31, 2011, included in our 2011 Form 10-K.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position as of September 30, 2012, and the results of operations and comprehensive income for the three and nine months

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ended September 30, 2012 and 2011, and the cash flows for the nine months ended September 30, 2012 and 2011, in conformity with U.S. GAAP.

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

3.  Asset Acquisitions

On June 29, 2012, we completed our acquisition of the Youngs Creek Mining Company, LLC (“Youngs Creek”) joint venture and other related coal and surface assets, including CX Ranch, from Chevron U.S.A. Inc. (“Chevron”) and CONSOL Energy Inc. (“CONSOL”) for $300 million.  The acquisition expands our mineral assets to serve the domestic and international markets.  This was an asset acquisition.  The full amount of the consideration paid is recorded within the Land, Surface Rights, and Mineral Rights line item of Property, Plant, and Equipment.  We utilized available cash on hand to fund the acquisition.

Future development timing and production levels are expected to depend largely on the availability of additional export terminal capacity on the West Coast and continued strong Asian demand for thermal coal.

Securities and Exchange Commission Industry Guide 7 provides guidance for economic modeling to support classification of coal assets as proven and probable reserves.  The completion of such a model for Youngs Creek will require additional exploration and market factors to support a definitive mine plan for the development of the property.  At present, there are a number of alternatives we are considering with respect to the development of this property.  Consequently, we are unable to complete a definitive mine plan for the property at this time.  As a result, we are not able to classify the coal assets as proven and probable reserves; we are not in a position to reasonably estimate any additional taxable income attributable to the development and operation of a mine; and no update was made to the tax agreement liability during the nine months ended September 30, 2012 relating to this acquisition (see Note 7).  We will continue to evaluate the many development options for these assets and expect to update our proven and probable reserves and the tax agreement liability when definitive mine plans are sufficiently advanced.

As Youngs Creek is an undeveloped, greenfield surface mine project, there are no revenues or income related to the acquired properties.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  Inventories

Inventories, net, consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Materials and supplies	$76,449	$67,461
Less: Obsolescence allowance	(947)	(643)
Material and supplies, net	75,502	66,818
Coal inventory	6,581	4,830
Inventories, net	$82,083	$71,648

5.  Derivatives

We are exposed to various types of risk in the normal course of business, including fluctuations in commodity prices.  During 2011, we commenced the use of commodity contracts to manage certain exposures to international coal prices.

In addition, during the second quarter of 2012, we commenced the use of costless collars to help manage our exposure to market changes in diesel fuel prices.  The collars are indexed to the West Texas Intermediate (“WTI”) crude oil price as quoted on the New York Mercantile Exchange.  As such, the nature of the collar does not directly offset market changes to our diesel costs.  Under a collar agreement, we pay the difference between the index price and a floor price if the index price is below the floor, and we receive the difference between the ceiling price and the index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and ceiling prices.  While we would not receive the full benefit of extreme price decreases, the collars mitigate the risk of extreme crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on our cash flow.

All of our derivative financial instruments are recognized in the balance sheet at fair value.  As mark-to-market accounting is applied, unrealized changes in the fair value of the derivative financial instruments are included in “Operating income” on the condensed consolidated statements of operations and comprehensive income each period.

We held derivative financial instruments for risk management purposes as follows (in thousands except per barrel amounts):

International Coal Forward Contracts

	September 30, 2012			December 31, 2011
	Notional			Notional
Year of Settlement	Amount	Asset	Liability	Amount	Asset	Liability
	(tons)			(tons)
2012	255	$5,760	$—	215	$1,090	$—
2013	712	11,350	—	322	1,185	—
2014	198	2,028	—	—	—	—
2015	212	1,242	—	—	—	—
Total	1,377	$20,381	$—	537	$2,275	$—

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WTI Collars

	September 30, 2012
	Notional	Weighted-Average
Period	Amount	Floor	Ceiling	Asset	Liability
	(barrels)
October 2012 to March 2013	258	$66.24	$105.47	$228	$—
April 2013 to June 2013	126	70.30	110.43	121	—
Total	384	$67.58	$107.10	$349	$—

As of December 31, 2011, there were no WTI collars.

Unrealized and realized gains (losses) on derivative financial instruments consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Unrealized gains (losses)(1)	$1,334	$38	$19,461	$38
Realized gains (losses)(2)	$483	$—	$1,007	$—

(1)                                  Derivative mark-to-market gains and losses reflected on the statement of operations.

(2)                                  Derivative cash settlement gains and losses reflected within operating cash flows.

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

We also held investments in marketable securities and derivative financial instruments that we assessed and reported on our balance sheet at fair value as of September 30, 2012 and December 31, 2011.  We use a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation.  The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

•                  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We had no Level 3 investments as of September 30, 2012 or December 31, 2011.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheets (in thousands).  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at September 30, 2012
Description	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$145,307	$—	$—	$145,307
Commercial paper and short-term marketable securities(1)	$—	$—	$—	$—
Derivative financial instruments	$—	$20,730	$—	$20,730
Investments in marketable securities	$—	$80,331	$—	$80,331

	Fair Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$238,812	$—	$—	$238,812
Commercial paper and short-term marketable securities(1)	$—	$45,897	$—	$45,897
Derivative financial instruments	$—	$2,275	$—	$2,275
Investments in marketable securities	$—	$75,228	$—	$75,228

(1)                                  Included in cash and cash equivalents in the consolidated balance sheets along with $40.2 million and $119.5 million of demand deposits at September 30, 2012 and December 31, 2011, respectively.

We did not have any transfers between levels during the three and nine months ended September 30, 2012.  Our policy is to value all transfers between levels using the beginning of period valuation.

7. Tax Receivable Agreement (CPE Inc. only)

In connection with the initial public offering (“IPO”), CPE Inc. entered into a Tax Receivable Agreement with Rio Tinto Energy America Inc. (“Rio Tinto”), our former parent, and recognized a liability for the undiscounted amounts that CPE Inc. estimated will be paid to Rio Tinto under this agreement.  The amounts to be paid will be determined based on an annual calculation of future income tax savings that CPE Inc. actually realizes as a result of the tax basis increase that resulted from the IPO and Secondary Offering transactions.  Generally, CPE Inc. retains 15% of the realized tax savings generated from the tax basis step-up and Rio Tinto is entitled to the remaining 85%.  Periodically, CPE Inc. adjusts the estimated liability to reflect updated forecasts of future taxable income, and these adjustments, which could be significant, are reflected in CPE Inc.’s operating results.  The estimated liability is based on forecasts of future taxable income over the anticipated life of the mining operations and reclamation activities, assuming no additional proven and probable coal reserves are acquired.  The assumptions reflected in CPE Inc.’s estimates involve significant judgment and are subject to substantial uncertainty about future business operations.  As such, the actual amount and timing of payments that are required to be made under the Tax Receivable Agreement could differ materially from our estimates.

The following table summarizes 2012 tax agreement liability activity (in thousands):

	Tax Agreement Liability	Related Deferred Tax Assets
Beginning balance, December 31, 2011	$170,636	$61,429
Annual update	(29,000)	(10,440)
Ending balance, September 30, 2012	$141,636	$50,989

During the three months ended September 30, 2012, CPE Inc. completed its annual update of its operating plans, inclusive of market and cash cost forecasts, and calculation of the resulting amount and timing of estimated future taxable income.  Because of the reduced future tax value expected to be received, there was a decrease in the estimated liability due to Rio Tinto under the Tax Receivable Agreement, resulting in a benefit to non-operating income for the three months ended September 30, 2012.  Related adjustments to the net value of deferred tax assets were recorded through income tax expense.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The coal acquired as part of the Youngs Creek acquisition, as discussed in Note 3, is not anticipated to be classified as proven and probable reserves at December 31, 2012; therefore, no adjustment was made to the liability for this coal asset acquisition as we are unable to make a reasonable estimate of the expected additional taxable income resulting from the development of these assets until definitive mine plans are sufficiently advanced. The TRA will be adjusted in the period when sufficient certainty is achieved for Youngs Creek coal classification as proven and probable reserves.

Based on our estimates as of September 30, 2012, CPE Inc. is expected to make payments to Rio Tinto of $25.1 million in 2012, payments averaging approximately $15 million each year during 2013 to 2016, and additional payments in subsequent years.  CPE Inc. is obligated to make these payments and expects to obtain funding for these payments by causing CPE Resources to distribute cash to CPE Inc.  CPE Inc.’s payments under the Tax Receivable Agreement would be greater if CPE Resources generates taxable income significantly in excess of its current estimated future taxable income over the anticipated life of its mines; for example, if CPE Resources’s proven and probable coal reserves increase beyond its existing tonnage and, as a result, CPE Inc. realizes the full tax benefit of such increased tax bases (or an increased portion thereof).  Required payments under the Tax Receivable Agreement also may increase or become accelerated as a result of certain asset transfers outside the ordinary course of business, a change in control of CPE Resources, or a default by CPE Inc.

8.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2012			December 31, 2011
	Principal	Carrying Value	Fair Value(1)	Principal	Carrying Value	Fair Value(1)
8.25% Senior Notes due 2017, net of unamortized discount	$300,000	$298,411	$326,064	$300,000	$298,237	$327,750

8.50% Senior Notes due 2019, net of unamortized discount	300,000	297,986	329,250	300,000	297,841	327,750
Total long-term debt	$600,000	$596,397	$655,314	$600,000	$596,077	$655,500

(1)                                  The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.

9.  Other Long-Term Obligations

Federal Coal Lease Obligations

Federal coal lease obligations consisted of (in thousands):

	September 30,	December 31,
	2012	2011
Federal coal lease obligations, current	$63,191	$102,198
Federal coal lease obligations, noncurrent	122,928	186,119
Total federal coal lease obligations	$186,119	$288,317

Our federal coal lease obligations, as reflected in the consolidated balance sheets, consist of obligations payable to the Bureau of Land Management of the U.S. Department of the Interior (the “BLM”) discounted at an imputed interest rate.  Imputed interest is included in accrued expenses.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have federal coal lease payments, as follows (dollars in thousands):

			September 30, 2012		December 31, 2011
	Annual	Imputed	Carrying	Fair	Carrying	Fair
Payment Dates	Payment	Interest Rate	Value	Value(1)	Value	Value(1)
August 1, 2008 — 2012	$50,160	7.50%	$—	$—	$46,661	$48,867
May 1, 2009 — 2013	$9,620	8.70%	8,852	9,433	16,998	18,517
July 1, 2011 — 2015	$59,545	8.50%	152,079	165,934	192,892	215,796
September 1, 2011 — 2015	$9,862	8.50%	25,189	27,286	31,766	35,293
			$186,119	$202,653	$288,317	$318,473

(1)          The fair value of estimates for federal coal lease obligations were determined by discounting the remaining lease payments using the then current estimate of the credit-adjusted, risk-free rate based on our then current credit rating, which are considered Level 2 in the fair value hierarchy.

Future payments on federal coal leases are as follows (in thousands):

Year Ended December 31,
2013	79,027
2014	69,407
2015	69,407
Total	217,841
Less: imputed interest	31,722
Total principal payments	186,119
Less: current portion	63,191
Long-term federal coal leases payable	$122,928

Other

Other long-term obligations include liabilities incurred in connection with the acquisition of land and mineral rights.  We had the following purchase obligations with parties other than the BLM (dollars in thousands):

	September 30,	December 31,
	2012	2011
Purchase obligations, total	$4,257	$6,567
Interest rate	6% - 8%	6% - 8%

The fair value of other long-term obligations approximated its carrying amount at September 30, 2012 and December 31, 2011.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  Income Taxes

Our income from continuing operations before income tax provision and earnings from unconsolidated affiliates is earned solely in the U.S.  The following table summarizes income taxes (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Income tax benefit (expense) (CPE Inc.)	$(13,601)	$(52,162)	$(47,509)	$2,025
Effective tax rate (CPE Inc.)	13.8%	68.4%	24.8%	(1.4)%

Income tax benefit (expense) (CPE Resources)	$(3,160)	$(45,276)	$(37,069)	$(6,473)
Effective tax rate (CPE Resources)	4.5%	84.8%	22.8%	4.0%

Our statutory income tax rate, including state income taxes, is 36%.  The difference between the statutory income tax rate and our effective tax rate for the three and nine months ended September 30, 2012 and 2011 is due primarily to changes in our deferred tax valuation allowance resulting from the third quarter annual calculation of our estimate of future taxable income.

11.  Commitments and Contingencies

Commitments

Purchase Commitments

As of September 30, 2012, we had outstanding capital purchase commitments which consisted of (in thousands):

	September 30,	December 31,
	2012	2011
Capital commitments
Equipment	$18,069	$8,637
Land	23,700	23,700

Supplies and services
Coal purchase commitments	$31,874	$5,652
Transportation agreements	161,414	135,080
Materials and supplies	22,871	29,641

Contingencies

Litigation

On July 9, 2012, our wholly-owned indirect subsidiary, Western Minerals LLC (“Western Minerals”), filed a lawsuit in the U.S. District Court for the District of Montana (Billings Division), against KCP Inc. (“KCP”), its 50% joint-venture partner in the Decker mine in Montana.  Western Minerals also named as defendants KCP’s parent companies, Ambre Energy North America, Inc. (“Ambre N.A.”) and Ambre Energy Limited (“Ambre Limited” and together with Ambre N.A. “Ambre”).  In its complaint, Western Minerals alleges that KCP and Ambre are engaging in self-dealing and other wrongful conduct in breach of the Decker joint venture agreement and other legal duties owed to the joint venture and its 50/50 owners.  Western Minerals asserts claims for breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, civil conspiracy, and a request for an accounting of, among other things, unauthorized Decker expenditures and Ambre’s proposed self-dealing transactions concerning sales of Decker coal to Ambre and its affiliates.  Western Minerals seeks both unspecified monetary damages and injunctive relief.

On August 23, 2012, KCP and Ambre N.A., filed an amended answer to Western Minerals’ complaint, replacing the original answer they filed on July 30, 2012.  In their amended answer, KCP and Ambre N.A. deny the principal allegations of

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Western Minerals.  Additionally, KCP asserted six counterclaims against Western Minerals: breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, dissolution of the joint venture, civil conspiracy and a request for declaratory judgment.  KCP also asserted two third-party claims against CPE Inc. for tortious interference of economic relations and civil conspiracy involving unnamed “John Doe” defendants.  In general, KCP alleges that Western Minerals is frustrating the operation of the Decker mine to benefit Cloud Peak Energy’s Spring Creek mine and export opportunities.  Aside from the request that the court disassociate and expel Western Minerals from the Decker mine joint venture, KCP also seeks unspecified monetary damages in its counterclaims.  Western Minerals and Cloud Peak Energy believe KCP’s claims are without merit and intend to vigorously defend them.  On September 14, 2012, Ambre Limited filed a motion to dismiss arguing that it was not subject to the jurisdiction of the Montana federal court.  Western Minerals has filed a response to that motion and the court has not yet issued a ruling.

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

Concentrations of Risk and Major Customers

Approximately 87% of our revenue for the nine months ended September 30, 2012 was under multi-year contracts compared to 82% for the nine months ended September 30, 2011.  While the majority of the contracts are fixed-price, certain contracts have adjustment provisions for determining periodic price changes.  For the nine months ended September 30, 2012 and 2011, there was no single customer that represented more than 10% of consolidated revenue.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  We seek to mitigate credit risk through credit approvals and monitoring procedures.

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

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company, or provide a letter of credit, typically through a bank.  Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements under federal or state laws.  As of September 30, 2012, we had no standby

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

letters of credit and $610.3 million of performance bonds outstanding (including our proportional share of the Decker mine) to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.

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

12.  Postretirement Medical Plan

We maintain an unfunded postretirement medical plan to provide certain postretirement medical benefits to eligible employees, which does not include employees at the Decker mine.  Net periodic postretirement benefit costs included the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service Cost	$1,053	$754	$3,160	$2,262
Interest Cost	356	320	1,068	961
Amortization of prior service cost	394	326	1,181	978
Net periodic benefit cost	$1,803	$1,400	$5,409	$4,201

13.  Related Party Transactions

Related party activity consists of coal sales to our 50% owned coal marketing company and equity method investment, Venture Fuels Partnership (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Related party transactions:
Sales of coal to Venture Fuels Partnership	$9,177	$7,448	$13,867	$17,037

14.  Earnings per Share (CPE Inc. only)

Dilutive potential shares of common stock may include restricted shares, options and performance units issued under our Long Term Incentive Plan (“LTIP”).  We apply the treasury stock method to determine dilution from restricted stock, options, and performance units.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculation of diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator for calculation of diluted earnings per share:
Net income	$85,260	$24,611	$145,557	$145,978
Denominator for basic income per share — weighted-average shares outstanding	60,044	60,007	60,020	60,003
Dilutive effect of stock equivalents	1,098	638	903	603
Denominator for diluted earnings per share	61,142	60,645	60,923	60,606
Diluted earnings per share	$1.39	$0.41	$2.39	$2.41

For the periods presented, the following items were excluded from the diluted earnings per share calculation because they were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Restricted stock	—	1	58	15
Options outstanding	48	78	70	76
Employee stock purchase plan	19	3	25	3

15.  Segment Information

Our management reviews, manages, and operates our business as a single operating segment - the production of low sulfur, thermal coal from surface mines, located in the Western region of the U.S. within the PRB, which is sold to electric utilities and industrial customers.

The following table presents a summary of total revenues from external customers by geographic location (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
United States	$320,845	$315,220	$892,475	$919,975
Asia	100,809	87,895	243,962	223,630
Other	4,207	3,835	5,510	7,569
Total revenues from external customers	$425,861	$406,950	$1,141,947	$1,151,174

All of our revenues originated in the U.S.  We attribute revenue to individual countries based on the location of the customer.

As of September 30, 2012 and December 31, 2011, all of our long-lived assets were located in the U.S.

16.  Equity-Based Compensation (CPE Inc. only)

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

Restricted Stock

Restricted stock activity for the nine months ended September 30, 2012 is as follows (in thousands, except per share amounts):

		Weighted
		Average
		Grant-Date
	Number	Fair Value
		(per share)
Non-vested shares at January 1, 2012	936	$15.75
Granted	153	17.41
Forfeited	(16)	15.58
Vested	(14)	18.09
Non-vested shares at September 30, 2012	1,058	$15.96

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

Performance-based share unit award activity for the nine months ended September 30, 2012 is as follows (in thousands, except per unit amounts):

		Weighted
		Average
		Grant-Date
	Number	Fair Value
		(per unit)
Non-vested units at January 1, 2012	159	$20.12
Granted	220	17.61
Forfeited	(2)	18.58
Vested	—	—
Non-vested units at September 30, 2012	376	$18.66

The assumptions used to estimate the fair value of the performance-based share units are as follows:

Risk-free interest rate	0.5%
Expected volatility	48.2%
Term	3 years

Fair value	$17.61

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-Qualified Stock Options

Non-qualified stock option activity for the nine months ended September 30, 2012 is as follows (in thousands, except per option amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Term	Value (1)
		(per option)	(years)
Options outstanding at January 1, 2012	1,138	$15.77	8.06	$4,240
Granted	207	17.00	10.00
Forfeited	(8)	16.74		26
Options outstanding at September 30, 2012	1,337	$15.95	7.62	$3,258
Exercisable at September 30, 2012	—

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

17.  Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only)

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

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended September 30, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$419,356	$6,505	$—	$425,861
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	(1)	295,368	6,578	—	301,945
Depreciation and depletion	595	23,156	911	—	24,661
Amortization and accretion	—	2,330	927	—	3,257
Derivative financial instruments	(285)	(1,049)	—	—	(1,334)
Selling, general and administrative expenses	13,942	1,756	—	—	15,698
Total costs and expenses	14,251	321,560	8,416	—	344,227
Operating income (loss)	(14,251)	97,796	(1,910)	—	81,634
Other income (expense)
Interest income and other, net	189	(336)	—	—	(146)
Interest expense	(10,585)	(1,069)	(16)	—	(11,671)
Total other expense	(10,396)	(1,405)	(16)	—	(11,817)
Income (loss) from continuing operations before income tax provision and earnings (losses) from affiliates	(24,647)	96,391	(1,926)	—	69,817
Income tax benefit (expense)	(7,737)	3,901	674	—	(3,160)
Earnings from unconsolidated affiliates, net of tax	5	40	—	—	44
Earnings (losses) from consolidated affiliates, net of tax	99,079	(1,253)	—	(97,827)	—
Net income (loss)	66,701	99,079	(1,253)	(97,827)	66,701
Other comprehensive income
Retiree medical plan amortization of prior service cost, net of tax	252	252	—	(252)	252
Other comprehensive income	252	252	—	(252)	252
Total comprehensive income (loss)	$66,953	$99,331	$(1,253)	$(98,079)	$66,953

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended September 30, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$39	$400,891	$6,020	$—	$406,950
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	243	299,081	7,209	—	306,533
Depreciation and depletion	494	23,372	423	—	24,289
Amortization and accretion	—	2,018	966	—	2,984
Selling, general and administrative expenses	11,310	1,661	—	—	12,971
Total costs and expenses	12,047	326,132	8,598	—	346,777
Operating income (loss)	(12,008)	74,759	(2,578)	—	60,173
Other income (expense)
Interest income and other, net	142	(102)	—	—	40
Interest expense	(6,586)	(247)	(15)	—	(6,848)
Total other expense	(6,444)	(349)	(15)	—	(6,808)
Income (loss) from continuing operations before income tax provision and earnings (losses) from affiliates	(18,452)	74,410	(2,593)	—	53,365
Income benefit (expense)	5,372	(45,442)	(5,206)	—	(45,276)
Earnings from unconsolidated affiliates, net of tax	—	530	—	—	530
Earnings (losses) from consolidated affiliates, net of tax	21,699	(7,799)	—	(13,900)	—
Net income (loss)	8,619	21,699	(7,799)	(13,900)	8,619
Other comprehensive income
Retiree medical plan amortization of prior service cost, net of tax	209	209	—	(209)	209
Other comprehensive income	209	209	—	(209)	209
Total comprehensive income (loss)	$8,828	$21,908	$(7,799)	$(14,109)	$8,828

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Nine Months Ended September 30, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,125,669	$16,278	$—	$1,141,947
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	2	830,766	20,195	—	850,963
Depreciation and depletion	1,615	65,901	2,821	—	70,337
Amortization and accretion	—	6,989	2,337	—	9,327
Derivative financial instruments	(349)	(19,112)	—	—	(19,461)
Selling, general and administrative expenses	41,872	1,525	—	—	43,397
Total costs and expenses	43,139	886,069	25,354	—	954,563
Operating income (loss)	(43,139)	239,600	(9,076)	—	187,384
Other income (expense)
Interest income and other, net	947	(388)	—	—	560
Interest expense	(23,648)	(1,761)	(48)	—	(25,457)
Total other expense	(22,700)	(2,149)	(48)	—	(24,897)
Income (loss) from continuing operations before income tax provision and earnings (losses) from affiliates	(65,840)	237,451	(9,124)	—	162,487
Income tax benefit (expense)	7,116	(47,419)	3,234	—	(37,069)
Earnings from unconsolidated affiliates, net of tax	17	1,562	—	—	1,579
Earnings (losses) from consolidated affiliates, net of tax	185,703	(5,890)	—	(179,813)	—
Net income (loss)	126,997	185,703	(5,890)	(179,813)	126,997
Other comprehensive income
Retiree medical plan amortization of prior service cost, net of tax	814	814	58	(872)	814
Other comprehensive income	814	814	58	(872)	814
Total comprehensive income (loss)	$127,811	$186,517	$(5,832)	$(180,685)	$127,811

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Nine Months Ended September 30, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$39	$1,134,454	$16,681	$—	$1,151,174
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	255	836,873	18,423	—	855,551
Depreciation and depletion	1,458	56,038	1,041	—	58,537
Amortization and accretion	—	6,520	2,900	—	9,420
Selling, general and administrative expenses	34,099	4,806	—	—	38,905
Total costs and expenses	35,812	904,237	22,364	—	962,413
Operating income (loss)	(35,773)	230,217	(5,683)	—	188,761
Other income (expense)
Interest income and other, net	457	(33)	1	—	425
Interest expense	(26,751)	(725)	(44)	—	(27,520)
Total other expense	(26,294)	(758)	(43)	—	(27,095)
Income (loss) from continuing operations before income tax provision and earnings (losses) from affiliates	(62,067)	229,459	(5,726)	—	161,666
Income tax benefit (expense)	19,363	(29,717)	3,881	—	(6,473)
Earnings from unconsolidated affiliates, net of tax	18	2,124	—	—	2,142
Earnings (losses) from consolidated affiliates, net of tax	200,021	(1,845)	—	(198,176)	—
Net income (loss)	157,335	200,023	(1,845)	(198,176)	157,335
Other comprehensive income
Retiree medical plan amortization of prior service cost, net of tax	626	626	—	(626)	626
Other comprehensive income	626	626	—	(626)	626
Total comprehensive income (loss)	$157,961	$200,649	$(1,845)	$(198,804)	$157,961

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	September 30, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$182,214	$2	$3,289	$—	$185,505
Investments in marketable securities	80,331	—	—	—	80,331
Accounts receivable	—	101,758	4,541	—	106,300
Inventories, net	6,160	71,839	4,083	—	82,083
Due from related parties	—	362,515	1,984	(364,499)	—
Derivative financial instruments	349	20,381	—	—	20,730
Deferred income taxes and other assets	214	49,853	124	—	50,190
Total current assets	269,268	606,348	14,022	(364,499)	525,139
Noncurrent assets
Property, plant and equipment, net	9,616	1,631,164	2,617	—	1,643,397
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	39,309	—	15,039	(1,258)	53,090
Investments and other assets	1,657,646	—	4,470	(1,628,544)	33,573
Total assets	$1,975,840	$2,273,146	$36,148	$(1,994,301)	$2,290,833

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable and accrued expenses	$18,792	$93,435	$8,751	$—	$120,977
Royalties and production taxes	—	142,423	2,388	—	144,811
Due to related parties	387,289	—	—	(364,499)	22,790
Current portion of federal coal lease obligations	—	63,191	—	—	63,191
Other liabilities	48	1,654	966	—	2,670
Total current liabilities	406,128	300,703	12,106	(364,499)	354,439
Noncurrent liabilities
Senior notes	596,397	—	—	—	596,397
Federal coal lease obligations, net of current portion	—	122,928	—	—	122,928
Asset retirement obligations, net of current portion	—	131,531	66,201	—	197,732
Deferred income taxes	—	1,258	—	(1,258)	—
Other liabilities	76	78,967	6,022	(38,965)	46,099
Total liabilities	1,002,601	635,386	84,329	(404,722)	1,317,595
Commitments and Contingencies (Note 11)
Total member’s equity	973,238	1,637,760	(48,181)	(1,589,579)	973,238
Total liabilities and member’s equity	$1,975,840	$2,273,146	$36,148	$(1,994,301)	$2,290,833

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	December 31, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$401,087	$2	$3,151	$—	$404,240
Investments in marketable securities	75,228	—	—	—	75,228
Restricted cash	71,245	—	—	—	71,245
Accounts receivable	130	92,936	2,181	—	95,247
Inventories, net	5,753	61,677	4,219	—	71,648
Due from related parties	—	256,460	—	(256,460)	—
Derivative financial instruments	—	2,275	—	—	2,275
Deferred income taxes and other assets	—	43,257	—	1	43,258
Total current assets	553,443	456,608	9,550	(256,460)	763,141
Noncurrent assets
Property, plant and equipment, net	6,684	1,338,839	4,612	—	1,350,135
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	34,307	28,931	15,042	—	78,280
Investments and other assets	1,134,791	—	—	(1,105,018)	29,773
Total assets	$1,729,225	$1,860,012	$29,204	$(1,361,478)	$2,256,963

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,895	$111,527	$6,754	$—	$123,176
Royalties and production taxes	—	133,349	2,723	—	136,072
Due to related parties	282,661	—	1,219	(256,460)	27,420
Current portion of federal coal lease obligations	—	102,198	—	—	102,198
Other liabilities	45	3,960	966	—	4,971
Total current liabilities	287,601	351,034	11,662	(256,460)	393,837
Noncurrent liabilities
Senior notes	596,077	—	—	—	596,077
Federal coal lease obligations, net of current portion	—	186,119	—	—	186,119
Asset retirement obligations, net of current portion	—	126,267	66,440	—	192,707
Other liabilities	119	84,201	6,021	(47,546)	42,795
Total liabilities	883,797	747,621	84,123	(304,006)	1,411,535
Commitments and Contingencies (Note 11)
Total member’s equity	845,428	1,112,391	(54,919)	(1,057,472)	845,428
Total liabilities and member’s equity	$1,729,225	$1,860,012	$29,204	$(1,361,478)	$2,256,963

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Nine Months Ended September 30, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$21,275	$188,597	$(7,918)	$—	$201,954

Investing activities
Acquisition of Youngs Creek and CX Ranch coal and land assets	—	(300,377)	—	—	(300,377)
Purchases of property, plant and equipment	(5,861)	(30,540)	(44)	—	(36,445)
Cash paid for capitalized interest	—	(42,877)	—	—	(42,877)
Investments in marketable securities	(58,611)	—	—	—	(58,611)
Maturity and redemption of investments	53,508	—	—	—	53,508
Return of restricted cash	71,244	—	—	—	71,244
Partnership escrow deposit	—	—	(4,470)	—	(4,470)
Contributions made to subsidiary	(300,377)	(12,570)	—	312,947	—
Other	(51)	1,898	—	—	1,847
Net cash used in investing activities	(240,148)	(384,466)	(4,514)	312,947	(316,181)

Financing activities
Principal payments of federal coal leases	—	(102,198)	—	—	(102,198)
Contributions received from parent	—	300,377	12,570	(312,947)	—
Other	—	(2,310)	—	—	(2,310)
Net cash provided by (used in) financing activities	—	195,869	12,570	(312,947)	(104,508)
Net increase (decrease) in cash and cash equivalents	(218,873)	—	138	—	(218,735)
Cash and cash equivalents at beginning of year	401,087	2	3,151	—	404,240
Cash and cash equivalents at the end of year	$182,214	$2	$3,289	$—	$185,505

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Nine Months Ended September 30, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$5,947	$212,225	$(5,534)	$212,638

Investing activities
Purchases of property, plant and equipment	(8,166)	(73,652)	(232)	(82,050)
Cash paid for capitalized interest	—	(18,772)	—	(18,772)
Initial payments on federal coal leases	—	(69,407)	—	(69,407)
Return of restricted cash	107,887	—	—	107,887
Other	—	545	—	545
Net cash provided by (used in) investing activities	99,721	(161,286)	(232)	(61,797)

Financing activities
Principal payments on federal coal leases	—	(50,902)	—	(50,902)
Distributions	(162)	—	—	(162)
Other	(2,279)	(38)	—	(2,317)
Net cash used in financing activities	(2,441)	(50,940)	—	(53,381)
Net increase (decrease) in cash and cash equivalents	103,227	(1)	(5,766)	97,460
Cash and cash equivalents at beginning of year	322,010	4	18,086	340,100
Cash and cash equivalents at the end of year	$425,237	$3	$12,320	$437,560

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

•                  our ability to successfully acquire new coal deposits and surface rights at attractive prices and in a timely manner and our ability to effectively resolve issues with conflicting mineral development that may impact our mine plans;

•                  our ability to produce coal at existing and planned volumes and to effectively manage the costs of our operations;

•                  our plans and objectives for future operations and the development of additional coal deposits or acquisition opportunities, including risks associated with acquisitions;

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note

Cloud Peak Energy Resources LLC (“CPE Resources”) is the sole direct subsidiary of Cloud Peak Energy Inc. (“CPE Inc.”), providing 100% of CPE Inc.’s total consolidated revenue for the three and nine months ended September 30, 2012 and constituting nearly 100% of CPE Inc.’s total consolidated assets as of September 30, 2012.

Unless the context indicates otherwise, the terms “Cloud Peak Energy,” the “Company,” “we,” “us,” and “our” refer to both CPE Inc. and CPE Resources and their subsidiaries.  Discussions or areas of this report that either apply only to CPE Inc. or CPE Resources are clearly noted in such sections.

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

The price at which we sell our coal is a function of the demand relative to the supply for coal, domestically and internationally.  As the demand within a region increases, prices are also subject to increase.  Significant increases in demand can allow our coal to compete in new markets.  We typically enter into multi-year contracts with our customers which helps mitigate the risks associated with any short-term imbalance in supply and demand.  In addition, international demand has increased, enabling us to increase exports of coal during the past few years.  We enter into coal forward contracts that are scheduled to settle at various dates between 2012 and 2015 to hedge a portion of our export coal sales.

We typically seek to enter each year with expected production effectively fully sold.  This strategy helps us deliver our expected tonnages and run our mines at predictable production rates, which helps us control operating costs.

As is common in the PRB, coal seams at our existing mines naturally deepen, resulting in additional overburden to be removed at additional cost.  In line with the worldwide mining industry, we have experienced increased operating costs for mining equipment, diesel fuel and supplies, and employee wages and salaries.  Changes in the cost of commodities related to our production process, such as diesel fuel, will result in changes in the cost of coal production.  During the second quarter of 2012, we commenced the use of costless collars to help manage certain exposures to diesel fuel prices.

For some of our coal sales, including our sales to Asian customers, we arrange and pay for logistic services, rail and/or port charges.  Our costs for transportation are affected by volume and negotiated freight rates.

We incur significant capital expenditures to update or expand our mining equipment, surface land holdings and coal deposits.  In line with the worldwide mining industry, generally the cost of capital equipment and lead times are increasing.  In addition, in recent years, the costs of acquiring federal coal leases and associated surface rights have increased.  As we mine these more expensive leases in the future, our depletion costs will increase.

Current Considerations

The hot summer increased coal burn and gas prices, which led to strong shipments and initial reductions in stockpiles of coal held by utilities.  Stockpiles, while still high, are within the five-year average.  The outlook for coal demand for the rest of the year will depend on the intensity and timing of the winter season and the price of natural gas.

The operations successfully controlled their costs this quarter helped by the increased shipment rates.  For the third quarter 2012, the average cost of product sold was $9.14 per ton compared to $9.17 per ton in the third quarter of 2011.  These cost controls along with increased realized price per ton of $13.28 compared to $12.91 in 2011, resulted in a margin expansion to $4.14 per ton from $3.74 per ton in the third quarter 2011.

As reported last quarter a small number of our customers had contacted us to request shipment deferrals.  At this time, we have renegotiated 1.7 million tons, mostly to 2013, and continue discussions with a small number of customers about additional deferrals.

On August 8, 2011, the U.S. Environmental Protection Agency (“EPA”) published the Cross-State Air Pollution Rule (“CSAPR”) intended to replace the Clean Air Interstate Rule (“CAIR”).  CSAPR was expected to take effect on January 1, 2012 and was intended to reduce pollutants from upwind states by requiring 28 states to reduce power plant emissions of sulfur dioxide and nitrogen oxide.  On August 21, 2012, the U.S. Court of Appeals issued a split ruling that vacated CSAPR, remanding it back to the EPA and leaving CAIR in effect until the EPA revises CSAPR.  On October 5, 2012, the EPA filed a petition for an en banc rehearing of the August 21, 2012 ruling, and a court decision on that petition is pending.

On July 20, 2012, the EPA announced that it is reviewing pollution limits for new power plants under the Mercury and Air Toxics Standards (“MATS”).  MATS imposes maximum achievable control technology emission limits on hazardous air emissions from new and existing coal- and oil-fired electric generating plants, as well as revised new source performance standards for nitrogen oxides, sulfur dioxides and particulate matter from such plants.  In addition, on April 13, 2012, the EPA published for comment proposed new source performance standards for emissions of carbon dioxide for new and modified fossil fuel-fired electric utility generating units.  The standards, if promulgated along the lines proposed, would pose significant challenges for the construction of any new coal-fired electric utility generating units in the U.S. without the use of carbon capture and storage technologies and could result in a decrease in U.S. demand for steam coal. It is possible that any final rules issued by the EPA in this area will be challenged.

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Summary

The following table summarizes key results (in millions):

	Three Months Ended
	September 30,		Change
	2012	2011	Amount	Percent
Total revenue	$425.9	$407.0	$18.9	4.6
Net income	85.3	24.6	60.7	246.7
Adjusted EBITDA(1)	108.4	87.9	20.5	23.3
Adjusted EPS(1)	$0.80	$0.61	$0.19	30.5
Asian export tons	1.5	1.4	0.1	7.5
Total tons sold	25.1	25.2	(0.2)	(0.6)

(1)                            Non-GAAP measure; please see definition above and reconciliation below.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

The following tables present a reconciliation of net income to Adjusted EBITDA and diluted earnings (loss) per common share to Adjusted EPS (in millions, except per share amounts):

	Three Months Ended
	September 30,
	2012	2011
Net income	$85.3	$24.6
Interest income	(0.2)	(0.1)
Interest expense	11.7	6.8
Income tax expense	13.6	52.2
Depreciation and depletion	24.7	24.3
Accretion	3.3	3.0
EBITDA	138.3	110.8
Tax agreement benefit(1)	(29.0)	(22.9)
Derivative financial instruments(2)	(0.9)	—
Expired significant broker contract	—	—
Adjusted EBITDA	$108.4	$87.9

(1)                            Changes to related deferred taxes are included in income tax expense.

(2)                            Derivative financial instruments including unrealized mark-to-market amounts and cash settlements realized.

	Three Months Ended
	September 30,
	2012	2011
Diluted earnings per common share	$1.39	$0.41
Tax agreement expense including tax impacts of IPO and Secondary Offering	(0.58)	0.20
Derivative financial instruments(1)	(0.01)	—
Expired significant broker contract	—	—
Adjusted EPS	$0.80	$0.61
Weighted-average dilutive shares outstanding (in millions)	61.1	60.6

(1)                                  Derivative financial instruments including unrealized mark-to-market amounts and cash settlements realized.

Results of Operations

“Owned and operated mines” refers to our three surface coal mines and excludes our 50% non-operating interest in the Decker mine.  We include our share of results from operations at the Decker mine along with broker coal sales and services for both domestic and export sale transportation and delivery as “Other operations.”

Revenues

The following table presents revenues (in millions except per ton amounts):

	Three Months Ended
	September 30,		Change
	2012	2011	Amount	Percent
Owned and operated mines
Revenue	$323.7	$314.6	$9.2	2.9
Realized price per ton sold	$13.28	$12.91	$0.37	2.9
Tons sold	24.4	24.4	—	—

Other operations
Revenue	$102.2	$92.4	$9.8	10.6

The increase in revenue from our owned and operated mines was the result of an increase to our realized price per ton sold in 2012 compared to 2011.  This increase is the result of prices committed and fixed in earlier years.  Since the fourth quarter of 2011, coal prices have fallen due to a warm winter and low natural gas prices.  This will negatively impact our future realized prices.

Revenues from other operations increased primarily as a result of higher realized prices on the Asian export tons sold.  Coal sold on a delivered basis, both domestic and export sales, have delivered pricing terms that include logistic services and rail and port charges.  We arranged and paid for the logistic services and rail and port charges and charged our customers for providing this service.  This increase was offset by fewer broker coal sales in 2012 as compared to 2011.  Revenues from the Decker mine were not significantly different between the respective periods.

Cost of Product Sold

The following table presents cost of product sold (in millions except per ton amounts):

	Three Months Ended
	September 30,		Change
	2012	2011	Amount	Percent
Owned and operated mines
Cost of product sold	$222.9	$223.5	$(0.7)	(0.3)
Average cost per ton sold	$9.14	$9.17	$(0.03)	(0.4)

Other operations
Cost of product sold	$79.1	$83.0	$(3.9)	(4.7)

Cost of product sold decreased slightly as a result of lower diesel consumption, explosives and outside services expenditures, partially offset by higher labor and tire costs.

Cost of product sold from other operations decreased primarily due to lower rail and port charges incurred and lower broker costs.

Operating Income

The following table presents operating income (in millions):

	Three Months Ended
	September 30,		Change
	2012	2011	Amount	Percent
Operating income	$81.6	$60.2	$21.5	35.7

The increase in operating income was primarily due to the higher revenues and lower costs noted above.  These were partially offset by higher selling, general and administrative costs due to additional labor related costs including health insurance and stock-based compensation, and additional governmental affairs and community relations expenditures.

Other Income (Expense)

The following table presents other income (expense) (in millions):

	Three Months Ended
	September 30,		Change
	2012	2011	Amount	Percent
Other income (CPE Inc.)	$17.2	$16.1	$1.1	6.9

Other expense (CPE Resources)	$(11.8)	$(6.8)	$(5.0)	73.6

Other income for CPE Inc. was primarily impacted by a reduction in our tax agreement liability.  In the third quarter of each year, we update our estimates of the undiscounted liability over the remaining lives of our mines owed to Rio Tinto

Energy America, Inc. (“Rio Tinto”) under the Tax Receivable Agreement.  In the three months ended September 30, 2012, this resulted in a $29.0 million benefit as compared to a $22.9 million benefit for the three months ended September 30, 2011.  See Note 7 of notes to unaudited condensed consolidated financial statements in Item 1.  In addition, other income was partially offset by a $4.9 million increase in interest expense due to a reduction in the amount of interest capitalized in the current period.

Other expense for CPE Resources increased due to a $4.9 million increase in interest expense caused by a reduction in the amount of interest capitalized in the current period.

Income Tax Provision

The following table presents income tax provision (in millions):

	Three Months Ended
	September 30,		Change
	2012	2011	Amount	Percent
Income tax benefit (expense) (CPE Inc.)	$(13.6)	$(52.2)	$38.6	(73.9)
Effective tax rate (CPE Inc.)	13.8%	68.4%	(54.7)	(79.9)

Income tax benefit (expense) (CPE Resources)	$(3.2)	$(45.3)	$42.1	(93.0)
Effective tax rate (CPE Resources)	4.5%	84.8%	(80.3)	(94.7)

Our statutory income tax rate, including state income taxes, is 36%. The difference between the statutory income tax rate and our effective tax rate for the three months ended September 30, 2012 and 2011 is due primarily to changes in our deferred tax valuation allowance resulting from the third quarter annual calculation of our estimate of future taxable income.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Summary

The following table summarizes key results (in millions):

	Nine Months Ended
	September 30,		Change
	2012	2011	Amount	Percent
Total revenue	$1,141.9	$1,151.2	$(9.2)	(0.8)
Net income	145.6	146.0	(0.4)	(0.3)
Adjusted EBITDA(1)	249.8	258.8	(9.0)	(3.5)
Adjusted EPS(1)	$1.62	$1.78	$(0.16)	(9.2)
Asian export tons	3.5	3.7	(0.2)	(5.0)
Total tons sold	68.7	72.8	(4.0)	(5.6)

(1)                            Non-GAAP measure; please see definition in Adjusted EBITDA and Adjusted EPS section above and reconciliation below.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

The following tables present a reconciliation of net income to Adjusted EBITDA and diluted earnings (loss) per common share to Adjusted EPS (in millions, except per share amounts):

	Nine Months Ended
	September 30,
	2012	2011
Net income	$145.6	$146.0
Interest income	(0.9)	(0.5)
Interest expense	25.5	27.5
Income tax expense (benefit)	47.5	(2.0)
Depreciation and depletion	70.3	58.5
Accretion	9.3	9.4
EBITDA	297.2	238.9
Tax agreement expense(1)	(29.0)	19.9
Derivative financial instruments(2)	(18.5)	—
Expired significant broker contract	—	—
Adjusted EBITDA	$249.8	$258.8

(1)                            Changes to related deferred taxes are included in income tax expense.

(2)                            Derivative financial instruments including unrealized mark-to-market amounts and cash settlements realized.

	Nine Months Ended
	September 30,
	2012	2011
Diluted earnings per common share	$2.39	$2.41
Tax agreement expense including tax impacts of IPO and Secondary Offering	(0.58)	(0.63)
Derivative financial instruments(1)	(0.19)	—
Expired significant broker contract	—	—
Adjusted EPS	$1.62	$1.78
Weighted-average dilutive shares outstanding (in millions)	60.9	60.6

(1)                                  Derivative financial instruments including unrealized mark-to-market amounts and cash settlements realized.

Results of Operations

“Owned and operated mines” refers to our three surface coal mines and excludes our 50% non-operating interest in the Decker mine.  We include our share of results from operations at the Decker mine along with broker coal sales and services for both domestic and export sale transportation and delivery as “Other operations.”

Revenues

The following table presents revenues (in millions except per ton amounts):

	Nine Months Ended
	September 30,		Change
	2012	2011	Amount	Percent
Owned and operated mines
Revenue	$887.0	$907.3	$(20.4)	(2.2)
Realized price per ton sold	$13.24	$12.88	$0.36	2.8
Tons sold	67.0	70.5	(3.4)	(4.9)

Other operations
Revenue	$254.9	$243.9	$11.0	4.5

The decrease in revenue from our owned and operated mines was the result of 3.4 million fewer tons of coal sold in 2012 compared to 2011, reflecting the lower demand for PRB coal due to domestic utility customers working through higher stockpiles that resulted from the warmer-than-average winter, as well as competitive pressures of low natural gas prices.  This decrease was partially offset by an increase to our realized price per ton sold in 2012 compared to 2011, reflecting prices committed and fixed in earlier years.  Since the fourth quarter of 2011, coal prices have fallen due to a warm winter and low natural gas prices.  This will negatively impact our future realized prices.

Revenues from other operations increased primarily as a result of higher realized prices on Asian export tons offsetting the decreased volume.  Coal sold on a delivered basis, both domestic and export sales, have delivered pricing terms that include logistic services and rail and port charges.  We arranged and paid for the logistic services and rail and port charges and charged our customers for providing this service.  This increase was partially offset by a reduction in broker coal sales.  Revenues from the Decker mine activity were not significantly different between the respective periods.

Cost of Product Sold

The following table presents cost of product sold (in millions except per ton amounts):

	Nine Months Ended
	September 30,		Change
	2012	2011	Amount	Percent
Owned and operated mines
Cost of product sold	$646.0	$642.3	$3.7	0.6
Average cost per ton sold	9.64	9.12	0.52	5.8

Other operations
Cost of product sold	$205.0	$213.3	$(8.3)	(3.9)

The cost of product sold increased marginally primarily as a result of higher labor and tire costs partially offset by lower non-income based taxes and explosive costs.  The increase in the average cost per ton of coal sold is primarily the result of the impact of fixed costs on fewer tons sold.

Cost of product sold from other operations decreased primarily due to 0.2 million fewer Asian export tons, which resulted in lower rail and port charges incurred, and a reduction in costs associated with the lower broker coal sales.

Operating Income

The following table presents operating income (in millions):

	Nine Months Ended
	September 30,		Change
	2012	2011	Amount	Percent
Operating income	$187.4	$188.8	$(1.4)	(0.7)

In addition to the revenue and cost of product sold factors previously discussed, during 2012, our international coal forward contracts had a $19.1 million favorable mark-to-market impact as a result of declining international coal market prices.  Also during 2011, a $15.7 million reduction of depreciation and depletion expense was recognized when the asset retirement obligation for our Antelope mine was adjusted as a result of the successful West Antelope II coal tract bids.  In addition, selling, general and administrative costs increased during 2012 by $4.5 million due primarily to additional labor related costs, including health insurance and stock-based compensation, and additional governmental affairs and community relations expenditures.

Other Income (Expense)

The following table presents other income (expense) (in millions):

	Nine Months Ended
	September 30,		Change
	2012	2011	Amount	Percent
Other income (expense) (CPE Inc.)	$4.1	$(47.0)	$51.1	(108.7)

Other expense (CPE Resources)	$(24.9)	$(27.1)	$2.2	(8.1)

The decrease in other expense for CPE Inc. is primarily the result of the 2011 tax agreement expense of $19.9 million as compared to a benefit of $29.0 million recognized during 2012.  See Note 7 of notes to unaudited condensed consolidated financial statements in Item 1.  In addition, other income increased due to a $2.1 million decrease in interest expense due to an increase in the amount of interest capitalized in the current period.

The decrease in other expense for CPE Resources is due to a $2.1 million decrease in interest expense caused by an increase in the amount of interest capitalized in the current period.

Income Tax Provision

The following table presents income tax provision (in millions):

	Nine Months Ended
	September 30,		Change
	2012	2011	Amount	Percent
Income tax benefit (expense) (CPE Inc.)	$(47.5)	$2.0	$(49.5)	*
Effective tax rate (CPE Inc.)	24.8%	(1.4)%	26.2	*

Income tax benefit (expense) (CPE Resources)	$(37.1)	$(6.5)	$(30.6)	*
Effective tax rate (CPE Resources)	22.8%	4.0%	18.8	*

*                       Not meaningful

Our statutory income tax rate, including state income taxes, is 36%. The difference between the statutory income tax rate and our effective tax rate for the nine months ended September 30, 2012 and 2011 is due primarily to changes in our valuation allowance resulting from the third quarter annual calculation of our estimate of future taxable income.

Liquidity and Capital Resources

	September 30,	December 31,
	2012	2011
	(in millions)
Cash and cash equivalents	$185.5	$404.2
Investments in marketable securities	80.3	75.2
Total	$265.8	$479.5

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

The borrowing capacity under the Amended Credit Agreement is reduced by the amount of letters of credit issued.  As of September 30, 2012, our borrowing capacity under the Amended Credit Agreement was $500 million.  Our ability to borrow under our revolving credit facility is subject to the terms and conditions of the facility, including our compliance with financial and non-financial covenants.

We believe these sources will be sufficient to fund our primary ordinary course uses of cash for the next 12 months, which include our costs of coal production, coal lease installment payments for LBAs and other coal tracts, capital expenditures, interest on our debt, and payments to Rio Tinto under our Tax Receivable Agreement.

In the first three quarters of 2012, we made payments of $129.2 million on committed LBAs.  No payments are due in the fourth quarter of 2012 related to committed coal leases.  We will continue to explore opportunities to increase our reserve base by acquiring additional coal and surface rights.  If we are successful in future bids for coal rights and other growth strategies, our cash flows could be significantly impacted as we would be required to make associated payments.

Our anticipated capital expenditures (excluding capitalized interest and federal lease payments), which we expect will be between $50 million and $60 million in 2012, include our estimates of expenditures necessary to keep our current equipment fleets updated to maintain our mining productivity and competitive position and the addition of new equipment as necessary.

In connection with the IPO, CPE Inc. entered into a Tax Receivable Agreement with Rio Tinto and recognized a liability for the undiscounted amounts that CPE Inc. estimated will be paid to Rio Tinto under this agreement.  The amounts to be paid will be determined based on a calculation of future income tax savings that CPE Inc. actually realizes as a result of the tax basis increase that resulted from the IPO and Secondary Offering transactions.  Generally, CPE Inc. retains 15% of the realized tax savings generated from the tax basis step-up and Rio Tinto is entitled to the remaining 85%, which is remitted to Rio Tinto on an annual basis.  Based on our estimates, we expect to make payments of $25.1 million in 2012, payments averaging approximately $15 million each year during 2013 to 2016, and additional payments in subsequent years.

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

Overview of Cash Transactions

We started 2012 with $479.5 million of unrestricted cash and cash equivalents and investments in marketable securities.  The $300 million Youngs Creek acquisition was funded utilizing available cash on hand.  After capital expenditures and generating cash from our operating activities, we concluded the nine months ended September 30, 2012 with cash and cash equivalents and investments in marketable securities of $265.8 million.  During the nine months ended September 30, 2012, we were able to negotiate lower collateral requirements with the remainder of our surety bond providers thereby releasing the remaining $71.2 million of restricted cash.  Additionally, we replaced our $10.5 million letter of credit that we used to secure our 50% share of additional reclamation obligations at the Decker mine with a $4.5 million deposit to a Decker reclamation trust, included within other long-term assets.

Cash Flows

	Nine Months Ended
	September 30,		Change
	2012	2011	Amount	Percent
	(dollars in millions)
Beginning balance - cash and cash equivalents	$404.2	$340.1	$64.1	18.8
Net cash provided by operating activities	202.0	212.5	(10.5)	(4.9)
Net cash used in investing activities	(316.2)	(61.8)	(254.4)	411.7
Net cash used in financing activities	(104.5)	(53.2)	(51.3)	96.4
Ending balance - cash and cash equivalents	$185.5	$437.6	$(252.1)	(57.6)

Beginning balance - marketable securities	$75.2	$—	$75.2	*
Ending balance - marketable securities	$80.3	$—	$80.3	*

*                                   Not meaningful

The decrease in cash provided by operating activities for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to a $7.9 million decrease in net income adjusted for noncash items, specifically unrealized derivative income partially offset by higher depreciation expense in 2012. The remainder of the difference is due to a larger decrease in working capital of $2.6 million in 2012 as compared to 2011, primarily caused by the timing of payments on accounts payable and accrued expenses and the timing of receipts of accounts receivable.

The increase in cash used in investing activities for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily related to our $300 million Youngs Creek acquisition. In addition, we negotiated the release of the remaining $71.2 million of restricted cash in the nine months ended September 30, 2012 compared to net restricted cash releases of $107.9 million in the nine months ended September 30, 2011.  This increase in cash used in investing activities was offset by decreased purchases of property, plant and equipment, including the initial payments on the West Antelope II federal coal leases, which were made during the nine months ended September 30, 2011.  Purchases during the nine months ended September 30, 2011 for property, plant and equipment included payments for haul trucks received in 2010 and payments for surface land associated with federal and privately held mineral rights.

The increase in cash used in financing activities for the nine months ended September 30, 2012 as compared to the same period in 2011 was due to the second installment payments on the West Antelope II federal coal leases made in the nine months ended September 30, 2012.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results that can be expected for the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K for a discussion of our critical accounting policies and estimates.

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

Commodity Price Risk

Market risk includes the potential for changes in the market value of our coal portfolio.  Due to the lack of quoted market prices and the long-term nature of our forward sales position, we have not quantified the market risk related to our coal supply agreements.  Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations.  As of September 30, 2012, we had committed to sell approximately 92.4 million tons during 2012, of which 92.0 million tons are under fixed-price contracts.  A $1 change to the average coal sales price per ton for these 0.4 million unpriced tons would result in an approximate $0.4 million change to the coal sales revenue.  In addition, we entered into certain forward contracts to help manage our exposure to variability in future international coal prices.  As of September 30, 2012, we held coal forward contracts for approximately 1.4 million tons which will settle between 2012 and 2015.  A $1 change to the market index price per ton for these coal forward contracts would result in an approximate $1.4 million change to other income (expense).

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $10.8 million over the next 12 months.  In addition, during the second quarter of 2012, we commenced the use of costless collars to manage certain exposures to diesel fuel prices.  As the band of the costless collar is greater than 10%, it had no impact on this calculation.  The terms of the program are disclosed in Note 5 to our notes to unaudited condensed consolidated financial statements in Item 1.  While we would not receive the full benefit of extreme price decreases, the collars mitigate the risk of extreme crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on cash flow.

Interest Rate Risk

Our Amended Credit Agreement is subject to an adjustable interest rate.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Revolving Credit Facility” in our 2011 Form 10-K.  We had no outstanding borrowings under our credit facility as of September 30, 2012.  If we borrow funds under the revolving credit facility, we may be subject to increased sensitivity to interest rate movements.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

CPE Inc. and CPE Resources each maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports they file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by CPE Inc. and CPE Resources in the reports they file or submit under the Exchange Act is accumulated and communicated to senior management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  The management of each of CPE Inc. and CPE Resources, with the participation of the Chief Executive Officer and Chief Financial Officer of each entity, has evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) of each entity as of September 30, 2012, and has concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

Internal Control over Financial Reporting

During the most recent fiscal quarter there have been no changes to the internal control over financial reporting of either CPE Inc. or CPE Resources that materially affected, or are reasonably likely to materially affect, either entity’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 11 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings, which information is incorporated by reference herein.

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

CLOUD PEAK ENERGY INC.

	By:	/s/ MICHAEL BARRETT
Date: October 25, 2012		Michael Barrett Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

CLOUD PEAK ENERGY RESOURCES LLC

	By:	/s/ MICHAEL BARRETT
Date: October 25, 2012		Michael Barrett Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents
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