Form 10-K
period 2012-12-31
CLOUD PEAK ENERGY INC.; Cloud Peak Energy Resources LLC
filed 2013-02-14
CIK 1441849, 1493144

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

            As of June 29, 2012, the last business day of Cloud Peak Energy Inc.'s most recently completed second fiscal quarter, the aggregate market value of the voting and nonvoting stock held by non-affiliates of Cloud Peak Energy Inc. was approximately $1,032 million based on the closing price of Cloud Peak Energy Inc.'s common stock as reported that day on the New York Stock Exchange of $16.91 per share. In determining this figure, Cloud Peak Energy Inc. has assumed that all of its directors and executive officers are affiliates. Such assumptions should not be deemed conclusive for any other purpose.

            Number of shares outstanding of Cloud Peak Energy Inc.'s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 61,114,157 shares outstanding as of January 31, 2013. 100% of the common membership units of Cloud Peak Energy Resources LLC outstanding as of January 31, 2013 are held by Cloud Peak Energy Inc.

            This combined Form 10-K is separately filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC. Cloud Peak Energy Resources LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

DOCUMENTS INCORPORATED BY REFERENCE

            Portions of Cloud Peak Energy Inc.'s Proxy Statement to be filed with the Securities and Exchange Commission in connection with Cloud Peak Energy Inc.'s 2013 annual meeting of stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

Explanatory Note

        This combined Form 10-K is filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC. Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that relates to such other Registrant, and therefore makes no representation as to any such information. Cloud Peak Energy Resources LLC is the sole direct subsidiary of Cloud Peak Energy Inc., providing 100% of Cloud Peak Energy Inc.'s total consolidated revenue for the year ended December 31, 2012 and constituting nearly 100% of Cloud Peak Energy Inc.'s total consolidated assets as of December 31, 2012.

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will," "would," or similar words. You should read statements that contain these words carefully because they discuss our current plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters. While we believe that these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate. Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions. The factors listed under "Risk Factors," as well as any cautionary language in this report, describe the known material risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them. You are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

  •
  the prices we receive for our coal and our ability to effectively execute our forward sales strategy;

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

  •
  railroad, export terminal and other transportation performance, costs and availability, including development of additional export terminal capacity and our ability to access additional capacity on commercially reasonable terms;

  •
  domestic and international economic conditions;

  •
  timing of reductions or increases in customer coal inventories;

  •
  weather conditions or weather-related damage that impacts demand for coal, our mining operations, our customers or transportation infrastructure;

  •
  risks inherent to surface coal mining;

  •
  our ability to successfully acquire coal and appropriate land access rights at attractive prices and in a timely manner and our ability to effectively resolve issues with conflicting mineral development that may impact our mine plans;

  •
  our ability to produce coal at existing and planned volumes and to effectively manage the costs of our operations;

  •
  our plans and objectives for future operations and the development of additional coal reserves, including risks associated with acquisitions;

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

  •
  any increases in rates or changes in regulatory interpretations or assessment methodologies with respect to royalties or severance and production taxes;

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

  •
  the results of our hedging strategies for commodities, including our current hedging programs for coal sales and diesel fuel costs;

  •
  the terms and restrictions of our indebtedness;

  •
  liquidity constraints, including those resulting from the cost or unavailability of financing due to credit market conditions;

  •
  our assumptions regarding payments arising under the Tax Receivable Agreement and other agreements related to the initial public offering of Cloud Peak Energy Inc.;

  •
  our liquidity, results of operations, and financial condition generally, including amounts of working capital that are available; and

  •
  other factors, including those discussed in Item 1A of this Form 10-K.

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

        Bituminous coal.    The most common type of coal that is between subbituminous and anthracite in rank. Bituminous coal produced from the central and eastern U.S. coal fields typically have moisture content less than 20% by weight and heating value of 10,500 to 14,000 Btus.

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

        CPE Inc.    Cloud Peak Energy Inc., a Delaware corporation. "We," "us," "our," or the "Company" means CPE Inc., CPE Resources, and their subsidiaries.

        CPE Resources.    Cloud Peak Energy Resources LLC, a Delaware limited liability company, formerly known as Rio Tinto Sage LLC, which is the sole direct subsidiary of CPE Inc.

        Coal seam.    Coal deposits occur in layers typically separated by layers of rock. Each layer is called a "seam." A coal seam can vary in thickness from inches to a hundred feet or more.

        Coalbed methane.    Also referred to as CBM or coalbed natural gas ("CBNG"). Coalbed methane is methane gas formed during the coalification process and stored within the coal seam.

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

        LBA.    Lease by Application. Before a mining company can obtain new coal leases on federal land, the company must nominate lands for lease. The BLM then reviews the proposed tract to ensure maximum coal recovery. The BLM also requires completion of a detailed environmental assessment or an EIS, and then schedules a competitive lease sale. Lease sales must meet fair market value as determined by the BLM. The process is known as Lease by Application. After a lease is awarded, the BLM also has the responsibility to assure development of the resource is conducted in a fashion that achieves maximum economic recovery.

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

v

and basic characteristics, which affect coke oven safety. Metallurgical coal has a particularly high Btu, but low ash content.

        MSHA.    Mine Safety and Health Administration.

        NAAQ.    National Ambient Air Quality.

        NOx.    Nitrogen oxides. NOx represents both nitrogen dioxide ("NO2") and nitrogen trioxide ("NO3"), which are gases formed in high temperature environments, such as coal combustion. It is a harmful pollutant that contributes to acid rain and is a precursor of ozone.

        Non-reserve coal deposits.    Non-reserve coal deposits are coal bearing bodies that have been sufficiently sampled and analyzed in trenches, outcrops, drilling, and underground workings to assume continuity between sample points, and therefore warrant further exploration work. However, this coal does not qualify as commercially viable coal reserves as prescribed by the Securities and Exchange Commission, or SEC, standards until a final comprehensive evaluation based on unit cost per ton, recoverability, and other material factors concludes legal and economic feasibility. Non-reserve coal deposits may be classified as such by either limited property control or geologic limitation, or both.

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

        PRB.    Powder River Basin. Coal producing area in northeastern Wyoming and southeastern Montana.

        Preparation plant.    Usually located on a mine site, although one plant may serve several mines. A preparation plant is a facility for crushing, sizing, and washing coal to prepare it for use by a particular customer. The washing process separates higher ash coal and may also remove some of the coal's sulfur content.

        Probable reserves.    Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

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

        Subbituminous coal.    Black coal that ranks between lignite and bituminous coal. Subbituminous coal produced from the PRB has a moisture content between 20% to over 30% by weight, and its heat content ranges from 8,000 to 9,500 Btus.

        Sulfur.    One of the elements present in varying quantities in coal that contributes to environmental degradation when coal is burned. Sulfur dioxide ("SO2") is produced as a gaseous by-product of coal combustion.

        Sulfur dioxide emission allowance.    A tradable authorization to emit sulfur dioxide. Under Title IV of the Clean Air Act, one allowance permits the emission of one ton of sulfur dioxide.

        Surface mine.    A mine in which the coal lies near the surface and can be extracted by removing the covering layer of soil overburden. Surface mines are also known as open-pit mines.

        Tax agreement liability.    The undiscounted estimated future liability owed by CPE Inc. to Rio Tinto under the Tax Receivable Agreement.

        Tax Receivable Agreement.    We and RTEA entered into a Tax Receivable Agreement in connection with the IPO and the acquisition of our membership units of CPE Resources. The Tax Receivable Agreement requires us to pay to RTEA 85% of the amount of cash tax savings, if any, that we realize as a result of the increases in tax basis that we obtained in connection with the initial acquisition of our interest in CPE Resources and our subsequent acquisition of RTEA's remaining units in CPE Resources.

        Thermal coal.    Coal used by power plants and industrial steam boilers to produce electricity or process steam. It generally is lower in Btu heat content and higher in volatile matter than metallurgical coal.

        Tonnes.    A "metric" ton, equal to 2,205 pounds.

        Tons.    A "short" or net ton, equal to 2,000 pounds.

        Truck-and-shovel mining.    Similar forms of mining where large shovels or front-end loaders are used to remove overburden, which is used to backfill pits after the coal is removed. Smaller shovels load coal in haul trucks for transportation to the preparation plant or rail loading facilities.

        Union Pacific or UP.    Union Pacific Railroad.

PART I

Item 1.    Business.

Overview

        CPE Inc. is one of the largest producers of coal in the U.S. and the PRB, based on our 2012 coal sales. We operate some of the safest mines in the coal industry. According to MSHA data, in 2012, we had one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.

        We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S, where we operate three wholly-owned surface coal mines, the Antelope mine, the Cordero Rojo mine and the Spring Creek mine, and own a 50% non-operating interest in a fourth surface mine, the Decker mine. We also have two major development projects, the Youngs Creek project and the potential Crow project. We continue to seek ways to increase our future export capacity through existing and proposed new Pacific Northwest export terminals, including our option agreement with SSA Marine and potential option at the Millennium terminal that would be granted upon closing our Decker transaction with Ambre Energy.

        Our Antelope and Cordero Rojo mines are located in Wyoming and are two of the four largest coal mines in the U.S. Our Spring Creek mine is located in Montana, and is the largest U.S. exporter of thermal coal into South Korea. Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities. We do not produce any metallurgical coal. Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation and steam output. In 2012, the coal we produced generated approximately 4% of the electricity produced in the U.S. As of December 31, 2012, we controlled approximately 1.3 billion tons of proven and probable reserves. For information regarding our revenue and long-lived assets by geographic area, as well as revenue from external customers, Adjusted EBITDA and total assets by segment, please see Note 20 of Notes to Consolidated Financial Statements in Item 8.

        During 2012, we acquired rights to substantial undeveloped coal and complementary surface assets in the Northern PRB ("Youngs Creek project"). In January 2013, we executed an option to lease agreement ("Option Agreement") and a corresponding exploration agreement ("Exploration Agreement") with the Crow Tribe of Indians, which are subject to approval by the Department of the Interior. This potential coal project (the "Crow project") is located on the Crow Indian Reservation in southeast Montana, near our Spring Creek mine and Youngs Creek project. We are in the process of evaluating the development options for the Youngs Creek project and the potential Crow project, but believe that their proximity to the Spring Creek mine represents an opportunity to optimize our mine developments in the Northern PRB.

        On December 5, 2012, we and the other 50% owner in the Decker mine, Ambre Energy, announced that we entered into agreements for Ambre Energy to purchase our 50% interest in the Decker mine and assume all reclamation liabilities. The agreements will also provide for the joint resolution and dismissal of the pending Decker litigation. See Item 3 "Legal Proceedings—Decker Litigation." The transaction is expected to close in the first half of 2013 and is subject to the satisfaction of various closing conditions.

        For purposes of this report, the term "Northern PRB" refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming. Our Spring Creek mine, the Decker mine, the Youngs Creek project and the potential Crow project are located in the Northern PRB.

Segment Information

        Historically, we have reported one segment: the production of low-sulfur, thermal coal from surface mines located in the Western region of the U.S. within the PRB, which is sold to electric utilities and industrial customers. Based upon current year results, we have presented our reportable segments for all periods as Owned and Operated Mines, Logistics and Related Activities, and Corporate and Other.

        Our Owned and Operated Mines segment is characterized by the predominant focus on thermal coal production where the sale occurs at the mine site and where title and risk of loss pass to the customer at that point. This segment includes our Antelope, Cordero Rojo, and Spring Creek mines. Sales in this segment are primarily to domestic electric utilities, although a portion is made to our Logistics and Related Activities segment. Our mines utilize surface mining extraction processes and are all located in the PRB.

        Our Logistics and Related Activities segment is characterized by the services we provide to our international and domestic customers where we deliver coal to them. Services provided typically include: delivered sales contract negotiations; purchase of coal from third parties or from our owned and operated mines; coordination of the transportation and delivery of purchased coal; and sales contract administration activities. Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process. Title and risk of loss pass to the customer in accordance with the contract and typically occur at either a vessel loading terminal, a vessel unloading terminal or an end use facility. Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment. Forward market pricing risk is managed through international coal forward contracts. The gains and losses resulting from our international coal forward derivative financial instruments are reported within this segment.

        Our Corporate and Other segment includes results relating to broker activity, our share of the Decker mine operations, and unallocated corporate costs and assets.

History

        CPE Inc., a Delaware corporation organized on July 31, 2008, is a holding company that manages its wholly-owned consolidated subsidiary CPE Resources, but has no business operations or material assets other than its ownership interest in CPE Resources. CPE Inc.'s only source of cash flow from operations is distributions from CPE Resources pursuant to the CPE Resources limited liability company agreement. CPE Inc. also receives management fees pursuant to a management services agreement between CPE Inc. and CPE Resources as reimbursement of certain administrative expenses.

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

        CPE Inc. acquired approximately 51% and the managing member interest in CPE Resources in exchange for a promissory note which was repaid with proceeds from its initial public offering of its common stock ("IPO") on November 19, 2009. Rio Tinto retained ownership of the remaining 49% until December 15, 2010, when CPE Inc. priced a secondary offering of its common stock on behalf of

Rio Tinto. In connection with the secondary offering, CPE Inc. exchanged shares of common stock for the 49% common membership units of CPE Resources held by Rio Tinto and completed the secondary offering on behalf of Rio Tinto (the "Secondary Offering"), resulting in our acquisition of 100% of Rio Tinto's holdings in CPE Resources. As a result of this transaction, CPE Resources became a wholly-owned subsidiary of CPE Inc., and Rio Tinto no longer holds an interest in CPE Resources.

Coal Characteristics

        In general, coal of all geological compositions is characterized by end use either as thermal or metallurgical. Heat value and sulfur content are the most important variables in the economic marketing and transportation of thermal coal. We mine, process, and market low sulfur content, subbituminous thermal coal, the characteristics of which are described below. Because we operate only in the PRB, which does not have metallurgical coal, we produce only thermal coal.

Heat Value

        The heat value of coal is commonly measured in Btus. Subbituminous coal from the PRB has a typical heat value that ranges from 8,000 to 9,500 Btus. Subbituminous coal from the PRB is used primarily by electric utilities and by some industrial customers for steam generation. Coal found in other regions in the U.S., including the eastern and Midwestern regions, tends to have a higher heat value than coal found in the PRB, other than lignite coal which has lower heat value than subbituminous coal but is typically only used to supply coal to utilities that are directly adjacent to the mine.

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

Other

        Ash is the inorganic residue remaining after the combustion of coal. As with sulfur content, ash content varies from seam to seam. Ash content is an important characteristic of coal because it impacts boiler performance and electric generating plants must handle and dispose of ash following combustion. The ash content of PRB coal is generally low, representing approximately 5% to 10% by weight. The composition of the ash, including the proportion of sodium oxide, as well as the ash fusion temperatures are important characteristics of coal and help determine the suitability of the coal to specific end users. In limited cases, domestic customer requirements at the Spring Creek mine have required, and may continue to require, the addition of earthen materials to dilute the sodium oxide content of the post-combustion ash of the coal.

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

Coal Mining Methods

Surface Mining

        All of our mines are surface mining operations utilizing both dragline and truck-and-shovel mining methods. Surface mining is used when coal is found relatively close to the surface. Surface mining typically involves the removal of topsoil and drilling and blasting the overburden (earth and rock covering the coal) with explosives. The overburden is then removed with draglines, trucks, shovels, and dozers. Trucks and shovels then remove the coal. The final step involves replacing the overburden and topsoil after the coal has been excavated, reestablishing vegetation into the natural habitat and making other changes designed to provide local community benefits. We typically recover 90% or more of the economic coal seam for the mines we operate.

Coal Preparation and Blending

        In almost all cases, the coal from our mines is crushed and shipped directly from our mines to the customer. Typically, no other preparation is needed for a saleable product. However, depending on the specific quality characteristics of the coal and the needs of the customer, blending different types of coals may be required at the customer's plant. Coals of various sulfur and ash contents can be mixed or "blended" to meet the specific combustion and environmental needs of customers. All of our coal can be blended with coal from other coal producers. Spring Creek's location and the high Btu content of its coal make its coal better suited than our other coal for export and transportation to the northeastern U.S. coal markets for blending by the customer with coal sourced from other markets to achieve a suitable overall product.

Mining Operations

        We currently operate solely in the PRB. Two of the mines we operate are located in Wyoming and one is located in Montana. We also own a 50% non-operating interest in the Decker mine, which is located in Montana. The other 50% mine owner has responsibility for the day-to-day operations. We currently own the majority of the equipment utilized in our mining operations, excluding the Decker mine. We employ preventative maintenance and rebuild programs and upgrade our equipment as part of our efforts to ensure that it is productive, well-maintained, and cost-competitive. Our maintenance programs also utilize procedures designed to enhance the efficiencies of our operations. The following table provides summary information regarding our mines as of December 31, 2012.

	2012 As Delivered Average
					Tons Sold
	Btu per lb	Ash Content
Mine			Sulfur Content		2012	2011	2010
		(%)	(%)	(lbs SO2/mmBtu)	(million tons)
Antelope	8,889	5.24	0.25	0.56	34.3	37.1	35.9
Cordero Rojo	8,423	5.25	0.30	0.71	39.2	39.5	38.5
Spring Creek	9,305	4.77	0.33	0.71	17.2	19.1	19.3
Decker(1)	9,498	4.53	0.40	0.84	1.4	1.5	1.5
Other(2)	N/A	N/A	N/A	N/A	0.9	1.5	1.7

Total					93.0	98.7	96.9

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

        The following map shows the locations of our mining operations:

Antelope Mine

        The Antelope mine is located in the southern end of the PRB approximately 60 miles south of Gillette, Wyoming. The mine extracts thermal coal from the Anderson and Canyon Seams, with up to 44 and 36 feet, respectively, in thickness. Two of our federal coal leases for the Antelope mine are currently subject to pending legal challenges against the U.S. Bureau of Land Management ("BLM") and the Secretary of the Interior by environmental organizations, which could impact our ability to mine the coal subject to those leases and/or delay our access to mine the coal. See Item 3 "Legal Proceedings—West Antelope II LBA Challenges." Significant areas of unleased coal north and west of the mine are available for nomination by us or other mining operations or persons. Based on the average sulfur content of 0.52 lbs SO2/mmBtu, the reserves at our Antelope mine are considered to be compliance coal under the Clean Air Act, and this coal is some of the lowest sulfur coal produced in the PRB.

Cordero Rojo Mine

        The Cordero Rojo mine is located approximately 25 miles south of Gillette, Wyoming. The mine extracts thermal coal from the Wyodak Seam, which ranges from approximately 55 to 70 feet in thickness. We have nominated as an LBA a large coal tract adjacent to our existing operation. The BLM has divided this LBA into two tracts and is expected to schedule the separate tracts for lease sometime in late 2013 or early 2014. The BLM ultimately determines if the tract will be leased, and if so, the final boundaries of, and the coal tonnage for, this tract. Significant areas of unleased coal are potentially available for nomination by us or other mining operations or persons adjacent to our current operations. Based on the average sulfur content of 0.69 lbs SO2/mmBtu, the reserves at our Cordero Rojo mine are considered to be compliance coal under the Clean Air Act.

Spring Creek Mine

        The Spring Creek mine is located in Montana approximately 35 miles north of Sheridan, Wyoming. The mine extracts thermal coal from the Anderson-Dietz Seam, which averages approximately 80 feet in thickness. The location of the mine relative to the Great Lakes is attractive to our customers in the northeast because of lower transportation costs. The location of the Spring Creek mine also provides access to export terminals in the Pacific Northwest, providing an advantage relative to other PRB mines. As a result, interest from foreign buyers in coal from our Spring Creek mine continues, and, in 2012, we shipped approximately 4.4 million tons of Spring Creek coal through terminals located in British Columbia, Canada. Based on the average sulfur content of 0.73 lbs SO2/mmBtu, the reserves at our Spring Creek mine are considered to be compliance coal under the Clean Air Act.

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

        On December 5, 2012, we announced that we have entered into agreements with the other 50% owner of the Decker mine for the other 50% owner to purchase our 50% interest and related assets and assume all reclamation liabilities. The agreements will also provide for the joint resolution and dismissal of the pending Decker litigation. See Item 3 "Legal Proceedings—Decker Litigation." The closing of the transaction is currently anticipated to occur during the first half of 2013 and is subject to the satisfaction of various terms and conditions, including Ambre's full replacement of our approximate $70.7 million in outstanding reclamation and lease bonds for the Decker mine. The purchase consideration for the Decker interests includes a cash component of A$57 million, if paid by Ambre by March 31, 2013. Alternatively, Ambre will issue a promissory note to us for A$64 million payable at a later date.

        Upon completion of the transaction, Ambre will also grant us an option for up to 5 million tonnes per year of its throughput capacity at the proposed new Millennium Bulk Terminals coal export facility, which is owned 62% by Ambre and 38% by Arch Coal and is currently in the permitting phase. Our throughput capacity would have an initial term of 10 years, with four renewal options for five-year renewal terms.

        In addition to the sales transaction described above, we and Ambre entered into other agreements intended to facilitate the respective mining and related activities at the Decker mine and at our adjacent Spring Creek mine and Youngs Creek project, including the transfer of certain land and grants of rail easements that will improve our potential rail access to the Youngs Creek project.

Development Projects

Youngs Creek Project

        The Youngs Creek project is a permitted but undeveloped surface mine project in the Northern PRB region located 13 miles north of Sheridan, Wyoming, contiguous with the Wyoming-Montana state line. The Youngs Creek project is approximately seven miles south of our Spring Creek mine and seven miles from the mainline railroad, and is near the potential Crow project (described below). We acquired the Youngs Creek project in June 2012. The coal located at the Youngs Creek project is similar quality to that of our Spring Creek mine and offers lower sodium levels. The Youngs Creek project mining permit covers 287 million tons of non-reserve coal deposits, of which approximately 272 million tons benefit from a royalty rate of 8.0% of the coal sales price free on board at the mine site, payable to the sellers, which is below the normal 12.5% royalty rate payable on federal coal. We also control additional leased and private coal related to the Youngs Creek project that has not been evaluated and is not in any mine plan. We also acquired approximately 38,800 acres of surface rights which includes land extending north to our Spring Creek mine, onto the Crow Indian Reservation to the west, and abuts the Decker mine to the east. We are in the process of evaluating the development options for this project, but believe that its proximity to the Spring Creek mine and the potential Crow project represent an opportunity to optimize our mine developments in the Northern PRB region.

Crow Project

        In January 2013, we executed an Option Agreement and a corresponding Exploration Agreement with the Crow Tribe of Indians. These agreements remain subject to approval by the Department of the Interior. This coal project is located on the Crow Indian Reservation in southeast Montana, near our Spring Creek mine and Youngs Creek project in the Northern PRB region. In exchange for an option to lease significant coal deposits, we paid the Crow Tribe $2.25 million upon execution of the Option Agreement, and will pay $1.5 million upon approval of the Option Agreement by the Department of the Interior. In addition, we will pay annual option payments throughout the term of the Option Agreement, which, during the initial option period could total up to $10 million. The Option and Exploration Agreements provide for exploration rights and exclusive options to lease three separate coal deposits on the Crow Indian Reservation over an initial five-year term, with two extension periods through 2035 if certain conditions are met. Upon the exercise of an option or options to lease, we would pay the Crow Tribe an amount equal to $0.08 per ton to $0.15 per ton, depending on the lease area and coal deposit and subject to adjustment for inflation. The agreements also set forth adjustable royalty rates, ranging from 7.5% to 15% of the coal sales price free on board at the mine site and contain standard coal production taxes to be paid to the Crow Tribe. The coal located at the Crow project is similar quality to that of our Spring Creek mine and offers lower sodium levels. We are undertaking the exploration program and evaluating the development options for this project, but believe that its proximity to the Spring Creek mine and the Youngs Creek project represent an opportunity to optimize our mine developments in the Northern PRB region.

        The map below shows where the Youngs Creek project and potential Crow project are located relative to our Spring Creek mine.

Customers, Contracts and Logistics Services

        We focus on building long-term relationships with customers through our reliable performance and commitment to customer service. We supply coal to 76 domestic and foreign electric utilities and over 83% of our sales were to customers with an investment grade credit rating as of December 31, 2012. Furthermore, over 75% of our 2012 sales were to customers with whom we have had relationships for more than 10 years. During 2012, approximately 48% of our consolidated revenue was derived from our top ten customers. No customer accounted for 10% or more of our total revenue in 2012. A significant portion of our revenue for the Logistics and Related Activities segment is derived from entities owned or controlled by Korea Export Power Corporation. We believe we could make up the loss of any sales caused by the loss of one or more of these entities; however, we cannot guarantee that the prices we would receive from any replacement sales would be at a price as favorable as the original sales price.

        The following map shows the percentage of our tons sold by state of destination during 2012 from coal produced at the three mines we own and operate. Our coal supplies fueled approximately 4% of the electricity generated in the U.S. in 2012. We also supplied approximately 5.5% of the tons produced at our mines to customers outside of the U.S. in 2012.

        We categorize our customers by how we sell coal to them. Our "Mine Customers" purchase coal directly from our mine sites, where the sale occurs at the mine site and where title and risk of loss pass to the customer at that point. Mine Customers arrange for and bear the costs of transporting their coal from our mines to their plants or other specified delivery points. Our primary Mine Customers are domestic utility companies primarily located in the mid-west and south central U.S, although we also sell to other domestic utility companies, as well as to third-party brokers.

        Our "Logistics Customers" purchase coal from us, along with our logistics services to deliver the coal to the customer at a terminal or the customer's plant or other delivery point, rather than our mine site. Title and risk of loss pass to the customer at the delivery point. Our logistics services include the purchase of coal from third parties or from our owned and operated mines and coordination of the transportation and delivery of purchased coal. Logistics Customers are primarily foreign and domestic utility companies as well as third-party brokers. With respect to our international sales, at present, we are primarily focused on end-user customers; however a small portion of our sales are made to international traders who sell on to end-user customers. We are currently the largest U.S. exporter of thermal coal into South Korea.

Mine Customers

  Long-term Coal Sales Agreements

        As is customary in the coal industry, we generally enter into fixed price, fixed volume supply contracts with our Mine Customers. Contracts with our Mine Customers generally have terms of one to five years, although some are as short as one to six months and others may be longer than ten years. For the year ended December 31, 2012, approximately 93% of our total revenue attributable to our

Owned and Operated Mines segment was derived from long-term supply contracts with a term of one year or greater and approximately 50% of our committed tons to Mine Customers was associated with contracts that had three years or more remaining on their term.

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

        Most of our coal supply contracts to Mine Customers include a fixed price for the term of the agreement or a pre-determined escalation in price for each year. Some of these contracts that extend for a four- or five-year term or longer may include variable pricing. These price re-opener and index provisions may allow either party to commence a renegotiation of the contract price at a pre-determined time. Price re-opener provisions may automatically set a new price based on prevailing market price or, in some instances, require us to negotiate a new price, sometimes between a specified range of prices. In some agreements, if the parties do not agree on a new price, either party has an option to terminate the contract. Under some of our contracts, we have the right to match lower prices offered to our customers by other suppliers.

        Quality and volumes for the coal are stipulated in coal supply contracts. Some customers are allowed to vary the amount of coal taken under the contract. Most of our coal supply contracts contain provisions requiring us to deliver coal within certain ranges for specific coal characteristics, such as heat content, sulfur, ash and ash fusion temperature. Our contracts also typically attempt to account for the low sulfur content of our coal by reflecting a market adjustment for the low sulfur in the contract price or through an adjustment calculated based on the as-delivered average sulfur content of our coal, or both. Failure to meet these specifications can result in economic penalties, suspension or cancellation of shipments or termination of the contracts.

        Contracts with our Mine Customers also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers for the duration of specified events beyond the control of the affected party, including events such as strikes, adverse mining conditions, mine closures or serious transportation problems that affect us or unanticipated plant outages that may affect the buyer. These contracts generally provide that in the event a force majeure circumstance exceeds a certain time period (e.g., 60-90 days), the unaffected party may have the option to terminate the transaction or transactions under the agreement. Some of those contracts stipulate that this tonnage can be made up by mutual agreement or at the discretion of the buyer. Generally, contracts with our Mine Customers allow our customers to suspend performance in the event that the railroad fails to provide its services due to circumstances that would constitute a force majeure under the terms of the contract between the Mine Customer and the railroad.

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

        Generally, under the terms of our coal supply contracts, we agree to indemnify or reimburse our customers for damage to their or their rail carrier's equipment while on our property, other than from their own negligence, and for damage to our customers' equipment due to non-coal materials being included with our coal before leaving our property.

  Transportation

        Transportation can be one of the largest components of a purchaser's total cost. Coal used for domestic consumption by our Mine Customers is sold free on board (FOB) at the mine or nearest loading facility, and the purchaser of the coal bears the transportation costs and risk of loss. Most electric generators arrange long-term shipping contracts with rail or barge companies to assure stable delivery costs. Our mines (including the Decker mine) are served by the BNSF and/or UP railways.

        Although the purchaser pays the freight, transportation costs still are important to coal mining companies because the purchaser will consider the delivered cost of coal, including transportation costs, in determining from which mines it will purchase. Transportation costs borne by the customer vary greatly based on each customer's proximity to the mine.

Logistics Customers

  Long-term Coal Sales Agreements

        We generally enter into fixed price, fixed volume supply contracts with our Logistics Customers. Contracts with our Logistics Customers generally have terms of one to three years. The terms of our sales agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of these contracts vary by customer, including base price adjustment features, price re-opener terms, logistics and coal quality requirements, quantity parameters, permitted sources of supply, impact of future regulatory changes, extension options, force majeure, termination, assignment and other provisions.

        Many of our international contracts with Logistics Customers contain evergreen clauses and annual or semi-annual pricing negotiations consistent with conventional industry standards for the Asian Pacific region. Our Asian delivered sales are priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria. These indices include the Newcastle benchmark price, which is an established index for high Btu Australian thermal coal available to be loaded on a vessel at a coal terminal near Newcastle, north of Sydney. Based on the comparative quality and transport costs, our delivered sales are generally priced at approximately 60% to 70% of the forward Newcastle price.

        In addition to containing the similar terms as those described for our Mine Customers above, contracts with our Logistics Customers also may include terms relating to:

  •
  demurrage fees for international contracts, charged to us when a vessel is not dispatched on time;

  •
  fixed pricing for the first year of sales, and a provision providing for future years' pricing to be negotiated at a specific point in time related to some of our foreign contracts; and

  •
  additional coal quality requirements, such as grindability, which deals with the hardness of the coal, and ash fusion temperature, which measures the softening and melting behavior of the ash contained in the coal.

  Transportation and Logistics Services

        For our Logistics Customers, we provide a variety of services designed to facilitate the sale and delivery of coal. These services include the purchase of coal from third parties or from our owned and operated mines, coordination of the transportation and delivery of purchased coal, negotiation of take-or-pay rail agreements and take-or-pay terminal agreements and demurrage settlement with vessel operators. We also bear the costs of transporting the coal to the delivery point. For our international customers, this includes export terminals located in the Pacific Northwest, which can be over 2,600 miles from our mines and involve transporting over three different railroads. Our Logistics Customers located overseas are generally responsible for paying the cost of ocean freight, although occasionally we may arrange that transportation as well.

        We have an unaffiliated Korean representative company, Woon Bong, which helps us facilitate our sales in South Korea. Woon Bong provides market research on Korean coal markets, acts as an intermediary for communications with our Korean customers and assists with logistics issues in sales to Korean customers. Woon Bong provides these services exclusively for us in South Korea.

        To help support and ensure export terminal capacity for a portion of our anticipated export sales, from time to time we enter into long-term throughput agreements with export terminal companies and railroads. These types of "take-or-pay" agreements require us to pay for a minimum quantity of coal to be transported on the railway or through the terminal regardless of whether we sell any coal. If we fail to acquire sufficient export sales to meet our minimum obligations under the take-or-pay agreements, we are still obligated to make payments to the export terminal company or railroad. In 2011, we entered into a long-term throughput contract with Westshore Terminals Limited Partnership that expires in 2023 for a portion of our anticipated export sales through their export terminal in Vancouver, British Columbia. Also, in February 2013, we announced a throughput option agreement with SSA Marine that provides us with an option for up to 16 million tonnes of capacity per year through the planned dry bulk cargo Gateway Pacific Terminal at Cherry Point in the State of Washington. Our potential share of capacity will depend upon the ultimate capacity of the terminal. The terminal would accommodate cape size vessels. Our option is exercisable following future permit completion for the terminal.

        Also included in the costs within our Logistics and Related Activities segment are fees to cover rail and export terminal charges, as well as fees to cover capital costs and investments that we incur to enable us to provide logistics services to our Logistics Customers, such as the purchase or lease of rail cars.

Broker Sales and Third-Party Sources

        From time to time, we purchase coal through brokers and sell to brokers and third-party sources any excess produced coal, including selling to brokers who sell to end users in foreign countries. For delivery during the year ended December 31, 2012, we purchased 0.9 million tons through brokers and third-party sources, and sold 0.9 million tons to brokers and third-party sources.

Sales and Marketing

        We have a team of experienced sales, marketing and customer service personnel. To help develop and maintain the relationships we have with our Mine and Logistics Customers, we have divided the department into teams consisting of:

  •
  Sales and Marketing, which focuses on traditional requests for proposals by our Mine Customers;

  •
  Customer Service, which provides contract and after-sales support to our customers;

  •
  Logistics and Industrial Sales, which focuses on logistics, transportation and related services on behalf of our Logistics and Related Activities segment;

  •
  Trading and Revenue Management, which provides industry insight, recommends pricing strategies and participates in the spot and forward markets; and

  •
  Export Sales, which focuses on sales to our international Logistics Customers.

        As of December 31, 2012, we had 23 employees in our sales and marketing department.

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

Competition

        The coal industry is highly competitive. See Item 1A "Risk Factors—Risks Related to Our Business and Industry—Competition with domestic and foreign coal producers and with producers of natural gas and other competing energy sources may negatively affect our sales volumes and our ability to sell coal at a favorable price." We compete directly with all coal producers and indirectly with other energy producers throughout the U.S. and, for our export sales, internationally. The most important factors on which we compete with other coal producers are coal price, coal quality and characteristics, costs to transport the coal, customer service and the reliability of supply. Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of the domestic and foreign electric generation industries. These coal consumption patterns are influenced by factors beyond our control, including the supply and demand for domestic and foreign electricity, domestic and foreign governmental regulations and taxes, environmental and other regulatory changes, technological developments, the price and availability of other fuels, such as natural gas and crude oil, the availability of subsidies, and renewable mandates designed to encourage greater use of alternative energy sources, including hydroelectric, nuclear, wind and solar power, all of which can decrease demand for thermal coal.

        Because most of the coal in the vicinity of our mines is owned by the U.S. federal government, we compete with other coal producers operating in the PRB for additional coal through the LBA process. This process is competitive and we expect the competition for LBAs to remain strong.

Employees

        As of December 31, 2012, we had approximately 1,700 full-time employees. None of our employees are currently parties to collective bargaining agreements. We believe that we have good relations with our employees. We hold a 50% non-operating interest in the Decker mine in Montana, which is a union-based operation. We do not employ any of the Decker mine employees. As of December 31, 2012, we had 226 external contractors on a full-time, equivalent basis.

Executive Officers

        Set forth below is information concerning our current executive officers as of December 31, 2012.

Name	Age	Position(s)
Colin Marshall	48	President, Chief Executive Officer and Director
Michael Barrett	43	Executive Vice President and Chief Financial Officer
Gary Rivenes	42	Executive Vice President and Chief Operating Officer
Cary Martin	60	Senior Vice President, Human Resources
Todd Myers	49	Senior Vice President, Business Development
James Orchard	52	Senior Vice President, Marketing and Government Affairs
Bryan Pechersky	42	Senior Vice President and General Counsel
A. Nick Taylor	61	Senior Vice President, Technical Services
Heath Hill	42	Vice President and Chief Accounting Officer

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

        We are committed to conducting our mining operations in compliance with all applicable federal, state and local laws and regulations. As an example, all of the mines we operate are certified to the international standard for environmental management systems (ISO 14001). Our industry is highly regulated and the laws and regulations which apply to our operations are extensive, change frequently, and tend to become stricter over time. We have procedures in place, which are designed to enable us to comply with these laws and regulations. We believe we are substantially in compliance with applicable laws and regulations. However, due to the complexity and interpretation of these laws and regulations, we cannot guarantee that we have been or will be at all times in complete compliance.

Mining Permits and Approvals

        Numerous governmental permits or approvals are required for mining operations. When we apply for these permits and approvals, we may be required to prepare and present data to federal, state or local authorities pertaining to the effect or impact that any proposed production or processing of coal may have upon the environment. For example, in order to obtain a federal coal lease, an EIS must be prepared to assist the BLM in determining the potential environmental impact of lease issuance, including any direct and indirect effects from the mining, transportation and burning of coal. Recently, particular attention has been focused on the impact of the production and usage of coal on global climate change, which resulted in extensive comments from environmental groups on the EIS prepared in connection with the West Antelope II LBA, and subsequent legal challenges were filed against the BLM and the Secretary of the Interior with respect to the corresponding coal leases. See Item 3 "Legal Proceedings—West Antelope II LBA Challenges." This may impact our ability to mine the coal subject to those leases and/or delay our access to mine the coal. Future nominations or lease applications may also be subject to delays or challenges, which may result in difficulties in obtaining other leases. The authorization, permitting and implementation requirements imposed by federal, state and local authorities may be costly and time consuming and may limit or delay commencement or continuation of mining operations. In the states where we operate, the applicable laws and regulations also provide that a mining permit or modification can be delayed, refused or revoked if officers, directors, stockholders with specified interests or certain other affiliated entities with specified interests in the applicant or permittee have, or are affiliated with another entity that has, outstanding permit violations. Thus, past or ongoing violations of applicable laws and regulations by these interested persons and entities could provide a basis to revoke our existing permits and to deny the issuance of additional permits.

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

Surface Mining Control and Reclamation Act

        SMCRA establishes mining, environmental protection, reclamation and closure standards for all aspects of surface coal mining. Mining operators must obtain SMCRA permits and permit renewals from the Office of Surface Mining Reclamation and Enforcement within the Department of the Interior ("OSM") or from the applicable state agency if the state agency has obtained regulatory primacy. A state agency may achieve primacy if the state regulatory agency develops a mining regulatory program that is no less stringent than the federal mining regulatory program under SMCRA. Both Wyoming and Montana, where our owned and operated mines are located, have achieved primacy to administer the SMCRA program.

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

        In addition to the bond requirement for an active or proposed permit, the Abandoned Mine Land Fund, which was created by SMCRA, imposes a fee on all coal produced. The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA's adoption in 1977. Effective October 1, 2012, the current fee is $0.28 per ton of coal produced from surface mines. In 2012, we recorded $27.5 million of expense related to these reclamation fees for our three owned and operated mines.

Surety Bonds

        Federal and state laws require a mine operator to secure the performance of its reclamation obligations required under SMCRA through the use of surety bonds or other approved forms of security to cover the costs the state would incur if the mine operator were unable to fulfill its obligations. As of December 31, 2012, there were approximately $610.3 million in surety bonds outstanding to secure the performance of our reclamation obligations (including $70.7 million with respect to our obligations for the Decker mine and $633,000 for the newly acquired Youngs Creek project). At some point, federal and state laws may be amended to require certain forms of financial assurance that are more costly to obtain, such as letters of credit.

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

        In 2006, in response to underground mine accidents, Congress enacted the Mine Improvement and New Emergency Response Act (the "MINER Act"). The MINER Act significantly amended the Mine Act, requiring improvements in mine safety practices, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection and enforcement activities. Since passage of the MINER Act, enforcement scrutiny has increased, including more inspection hours at mine sites, increased numbers of inspections and increased issuance of the number and the severity of enforcement actions and related penalties. Various states also have enacted their own new laws and regulations addressing many of these same subjects. MSHA continues to interpret and implement various provisions of the MINER Act, along with introducing new proposed regulations and standards.

        In response to the April 2010 explosion at Massey Energy Company's Upper Big Branch Mine, we have seen an increase in enforcement scrutiny to continue to increase, including more inspection hours at mine sites, increased numbers of inspections and increased issuance of the number and the severity of enforcement actions. Various states also have enacted their own new laws and regulations addressing many of these same subjects. Our compliance with these or any new mine health and safety regulations could increase our mining costs, only some of which may be passed on to customers.

        We have implemented various internal standards to promote employee health and safety. In addition to these internal standards, we are also Occupational Health and Safety Assessment Series 18001 certified and have voluntarily implemented policies and standards in addition to those required by state or federal regulations that we consider important to the health and safety of our employees. According to MSHA data, in 2012, we had one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.

Black Lung

        Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must pay federal black lung benefits to claimants who are current and former employees and also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970. The trust fund is funded by an excise tax on production of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. The excise tax does not apply to coal shipped outside the U.S. In 2012, we recorded $44.1 million of expense related to this excise tax for our three owned and operated mines.

        The Patient Protection and Affordable Care Act includes significant changes to the federal black lung program including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and establishes a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes could have a material impact on our costs expended in association with the federal black lung program. For miners last employed as miners after 1969 and who are determined to have contracted black lung, we maintain coverage sufficient to cover the cost of present and future claims through the use of trusts or insurance policies. We may also be liable under state laws for black lung claims that are covered through insurance policies.

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

  •
  NAAQS for Criterion Pollutants.  The Clean Air Act requires the EPA to set standards, referred to as NAAQS, for six common air pollutants, including nitrogen oxide and sulfur dioxide. Areas that are not in compliance (referred to as non-attainment areas) with these standards must take steps to reduce emissions levels. Meeting these limits may require reductions of nitrogen oxide and sulfur dioxide emissions. Although our operations are not currently located in non-attainment areas, we could be required to incur significant costs to install additional emissions control equipment, or otherwise change our operations and future development if that were to change. On February 9, 2010, the EPA published revised NAAQS for nitrogen dioxide. On June 22, 2010, the EPA published a final rule that tightens the NAAQS for sulfur dioxide. Non-attainment designations for the 2012 nitrogen dioxide NAAQS were determined in January 2012, with all of the U.S. declared unclassifiable/attainment with additional monitoring planned. Non-attainment designations related to the 2010 sulfur dioxide rule were to be finalized by June 2012 but the EPA has extended that timeline to June 2013. State implementation plans are due in the winter of 2014; and the deadline to achieve attainment is the summer of 2017. In addition, on December 14, 2012, the EPA issued an update to the NAAQS for fine particles, tightening the annual PM2.5 standard to 12 micrograms per cubic meter. We do not know whether or to what extent these developments might affect our operations or our customers' businesses.

  •
  Clean Air Interstate Rule and Cross-State Air Pollution Rule.  CAIR calls for power plants in 28 states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system now in effect for acid rain. In June 2011, the EPA finalized CSAPR, a replacement rule to CAIR, which requires 28 states in the Midwest and eastern seaboard of the United States to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions would commence in 2012 with further reductions effective in 2014. However, on August 21, 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated CSAPR and ordered the EPA to continue enforcing CAIR. The EPA petitioned for en banc review of that decision but the petition was denied on January 24, 2013. We are unable to predict whether the CSAPR program will be upheld or reversed but for states to meet their requirements under CSAPR, a number of coal-fired electric generating units will likely need to be retired, rather than retrofitted with the necessary emission control technologies, reducing demand for thermal coal.

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

  •
  Mercury and Hazardous Air Pollutants.  On February 16, 2012, the EPA formally adopted a rule that would regulate the emission of mercury and other metals, fine particulates and acid gases such as hydrogen chloride from coal- and oil-fired power plants, referred to as "MATS." On November 30, 2012, the EPA published a reconsideration of the MATS rule as it pertains to new power plants, principally adjusting emissions limits for new coal-fired units to levels considered attainable by existing control technologies. As of December 31, 2012, the public comment period was still open on those changes and the EPA had not taken final action. Apart from MATS, several states have enacted or proposed regulations requiring reductions in mercury emissions from coal-fired power plants, and federal legislation to reduce mercury emissions from power plants has been proposed. Regulation of mercury emissions by the EPA, states, Congress or pursuant to an international treaty may decrease the future demand for coal, but we are currently unable to predict the magnitude of any such effect. The North American Electric Reliability Corporation in its 2011 and 2012 Long-Term Reliability Assessments noted that CSAPR, MATS and other proposed regulations could accelerate the retirement of a significant number of coal-fired power plants. We continue to evaluate the possible scenarios associated with CSAPR and MATS and the effects they may have on our business and our results of operations, financial condition or cash flows.

  •
  Regional Haze, New Source Review and Methane.  The EPA has initiated a regional haze program designed to protect and improve visibility at and around national parks, national wilderness areas and international parks. On December 23, 2011, the EPA Administrator signed a final rule under which the emission caps imposed under the CSAPR for a given state would supplant the obligations of that state with regard to visibility protection. That rule has not yet been published, and the EPA's plans for publishing this rule in light of the status of CSAPR have yet to be announced. In addition, the EPA's new source review program under certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly change emissions, to install the more stringent air emissions control equipment required of new plants. There is also pending litigation to force the EPA to list coal mines as a category of air pollution sources that endanger public health or welfare under Section 111 of the Clean Air Act and establish standards to reduce emissions from sources of methane and other emissions related to coal mines.

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

        The Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change (the "Kyoto Protocol") became effective in 2005, and bound those developed countries that ratified it

(which the U.S. did not do) to reduce their global GHG emissions. Discussions to develop a treaty to replace the Kyoto Protocol after its expiration in 2012 are still ongoing. Any future global agreement on climate change could further reduce demand for our coal.

        The EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act. These rules were legally challenged, but on June 26, 2012, the U.S. Court of Appeals for the District of Columbia Circuit denied these challenges. Among the rules promulgated after the EPA's endangerment finding was the Tailoring Rule, which requires that all new or modified stationary sources of GHGs that will emit more than 75,000 tons of carbon dioxide per year and are otherwise subject to Clean Air Act regulation, and any other facilities that will emit more than 100,000 tons of carbon dioxide per year, to undergo prevention of significant deterioration ("PSD") permitting. PSD permitting requires that the permitted entity adopt the best available control technology. Addressing a consent decree with environmental groups, on April 13, 2012, the EPA published draft New Source Performance Standards for greenhouse gas emissions from new electric generating units. The draft standards set emission limits at 1,000 pounds of CO2-equivalent per Megawatt-hour and also establish an alternative standard that incorporates carbon capture-sequestration and emissions averaging. As of December 31, 2012, that rule was not yet finalized and no specific schedule had been established by the EPA.

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

        As a result of revisions to its preconstruction permitting rules that became fully effective on January 2, 2011, the EPA is now requiring new sources, including coal-fired power plants, to undergo control technology reviews for GHGs (predominately carbon dioxide) as a condition of permit issuance. These reviews may impose limits on GHG emissions, or otherwise be used to compel consideration of alternative fuels and generation systems, as well as increase litigation risk for—and so discourage development of—coal-fired power plants.

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

        Likewise, GHG emissions have increasingly become issues that must be addressed in connection with the preparation of EISs necessary to obtain additional federal coal leases. For example, several environmental groups commented on the global climate change discussion within an EIS document for the federal coal lease application for the West Antelope II LBA, which we nominated. Furthermore, the federal coal leases for the West Antelope II LBA, which we acquired in 2011, are the subject of pending legal challenges filed against the BLM and Secretary of the Interior by environmental organizations. See Item 3 "Legal Proceedings—West Antelope II LBA Challenges." Disputes regarding the level of evaluation required for climate change could complicate and protract the time required to obtain coal leases on a timely basis which could have an adverse impact on our business.

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

        CWA requirements that may directly or indirectly affect our operations include the following:

  •
  Wastewater Discharge.  Section 402 of the CWA creates a process for establishing effluent limitations for discharges to streams that are protective of water quality standards through the National Pollutant Discharge Elimination System ("NPDES"), and corresponding programs implemented by state regulatory agencies. Regular monitoring, reporting and compliance with performance standards are preconditions for the issuance and renewal of NPDES permits that govern discharges into waters of the U.S. Failure to comply with the CWA or NPDES permits can lead to the imposition of significant penalties, litigation, compliance costs and delays in coal production. Furthermore, the imposition of future restrictions on the discharge of certain pollutants into waters of the U.S. could increase the difficulty of obtaining and complying with NPDES permits, which could impose additional time and cost burdens on our operations. For instance, waters that states have designated as impaired (i.e., as not meeting present water quality standards) are subject to Total Maximum Daily Load regulations, which may lead to the adoption of more stringent discharge standards for our coal mines and could require more costly treatment.

    Likewise, when water quality in a receiving stream is better than required, states are required to conduct an anti-degradation review before approving discharge permits. Anti-degradation policies may increase the cost, time and difficulty associated with obtaining and complying with NPDES permits and may also require more costly treatment.

  •
  Dredge and Fill Permits.  Many mining activities, including the development of settling ponds and other impoundments, require a Section 404 permit from the Army Corps of Engineers (the "Corps"). Generally speaking, these Section 404 permits allow the placement of fill materials into navigable waters of the United States including wetlands, streams, and other regulated areas. The Corps has issued general "nationwide" permits for specific categories of activities that are similar in nature and that are determined to have minimal adverse effects on the environment. Permits issued pursuant to Nationwide Permit 21 ("NWP 21") generally authorize the disposal of dredged or fill material from surface coal mining activities into waters of the U.S., subject to certain restrictions. NWP 21s are typically reissued for a five-year period and require appropriate mitigation, and permit holders must receive explicit authorization from the Corps before proceeding with proposed mining activities. The Corps reauthorized use of NWP 21 for surface coal mines on February 17, 2012. The new NWP 21 imposes new limits on stream impacts and prohibits valley fills.

    Because of the U.S. Supreme Court's divided decision in Rapanos v. United States, there is some regulatory uncertainty about what constitutes a jurisdictional wetland. On March 18, 2010, the Corps made a determination that there are no jurisdictional wetlands at our Spring Creek mine. Similarly, on September 12, 2012, the Corps made a determination of an absence of waters of the U.S. for our Antelope mine. Therefore, the Corps' authorization of mining activities is not required for currently permitted lands. On March 30, 2011, the Corps authorized proposed operations under NWP 21 for our Cordero Rojo mine. This authorization is valid until March 18, 2013 and can be extended to March 2018. All jurisdictional determinations are resolved, where applicable. Where there are jurisdictional wetlands, our Wyoming coal mines continue to operate under their respective NWP 21 permits.

Resource Conservation and Recovery Act

        The EPA determined that coal combustion residues ("CCR") do not warrant regulation as hazardous wastes under the Resource Conservation and Recovery Act ("RCRA") in May 2000. Most state hazardous waste laws do not regulate CCR as hazardous wastes. The EPA also concluded that beneficial uses of CCR, other than for mine filling, pose no significant risk and no additional national regulations of such beneficial uses are needed. However, the EPA determined that national non-hazardous waste regulations under RCRA are warranted for certain wastes generated from coal combustion, such as coal ash, when the wastes are disposed of in surface impoundments or landfills or used as minefill. There have been several legislative proposals that would require the EPA to further regulate the storage of CCR. Any significant changes in the management of CCR could increase our customers' operating costs and potentially reduce their ability to purchase coal. In addition, in June 2010 the EPA released two competing proposals for the regulation of CCR. One would regulate the CCR as hazardous or special waste and the other would classify the CCR as non-hazardous waste. Under both options, the EPA would establish dam safety requirements to address the structural integrity of surface impoundments to prevent catastrophic releases. The EPA conducted additional information collections in late 2011; however, by year-end 2012, the EPA had not finalized CCR rules nor established a timeline for finalization. The EPA did not address in the proposed regulations the use of CCR as minefill, but indicated that it would separately work with the OSM in order to develop effective federal regulations ensuring that such placement is adequately controlled. In April 2012, several environmental organizations filed suit against the EPA to compel the EPA to take action on the proposed rule. If CCR were classified as a special or hazardous waste, regulations may impose restrictions on ash disposal, provide specifications for storage facilities, require groundwater testing and impose restrictions on storage locations, which could increase our customers' operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of CCR, including coal ash, can lead to material liability for our customers under RCRA or other federal or state laws and potentially reduce the demand for coal.

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

Endangered Species Act

        The federal Endangered Species Act (the "ESA") and counterpart state legislation protect species threatened with possible extinction. The U.S. Fish and Wildlife Service (the "USFWS") works closely with the OSM and state regulatory agencies to ensure that species subject to the ESA are protected from mining-related impacts. A number of species indigenous to the areas in which we operate are protected under the ESA, and compliance with ESA requirements could have the effect of prohibiting or delaying us from obtaining mining permits. These requirements may also include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species or their habitats. For example, our Spring Creek coal mine applied for lease modification under the BLM leasing regulations, and the area we were proposing to include was declared critical greater sage-grouse habitat by the Montana Fish, Wildlife and Parks Department. This requires a certain degree of mitigation of the impacts on the habitat in order for us to obtain approval of this lease modification. Similarly, in Wyoming, the Buffalo Field Office of the BLM is engaged in revising its Resource Management Plan ("RMP") to include additional sage-grouse protective measures in its RMP. In the latter part of 2011, the BLM released an Instruction Memorandum on greater sage-grouse and formal planning processes for conservation measures for the species. Additionally, the USFWS is under the directives of an agreement to determine by 2015 whether greater sage-grouse will be listed as a threatened species. These actions could result in more stringent requirements being issued by the BLM. Should more stringent protective measures be applied, this could result in increased operating costs, heightened difficulty in obtaining future mining permits, or the need to implement additional mitigation measures. On June 29, 2010, the USFWS issued a notice reinstating the proposed rule relating to the listing of the mountain plover as threatened under the ESA and requesting public comment. In May 2011, the USFWS determined not to list the mountain plover as threatened, however the species status could be reviewed in the future. If a listing determination results, it could lead to new land use restrictions to protect nesting plovers in Wyoming and Montana. We have not determined its possible impact on our operations, although a listing could adversely impact our mining operations and costs.

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

Risks Related to Our Business and Industry

A substantial or extended decline in the prices we receive for our coal could reduce our revenue and profitability and decrease the value of our coal reserves.

        Our revenue, results of operations and the value of our coal reserves depend on the prices we receive for our coal. Prices for coal tend to be cyclical, and over the last several years have become more volatile. The prices we receive for our coal depend upon factors beyond our control, including:

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

        A substantial or extended decline in the prices we receive for our coal due to these or other factors could reduce our revenue and profitability, cash flows, liquidity, and value of our coal reserves.

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

  •
  delivered prices for coal, including the relative costs of transportation, such as ocean freight rates, from our mine site and competing mines;

  •
  availability and cost of alternative fuel sources, such as natural gas;

  •
  technological developments; and

  •
  environmental and other governmental regulations, including EPA regulations.

        Demand for U.S. coal exports has fluctuated over the last decade because of these and other factors. A decline in domestic demand for coal, or a decline in foreign demand for U.S. coal, could cause significant downward pressure on coal prices. Furthermore, overcapacity and increased production in the future, similar to the activities that occurred during the mid 1970s and early 1980s, could result in additional production capacity throughout the industry, causing increased competition and lower coal prices, materially reducing our revenue, profitability, cash flows, and liquidity.

        In addition to competing with other coal producers, we compete generally with producers of other fuels, such as natural gas and crude oil. A decline in the price of natural gas, or sustained low natural gas prices, could cause demand for coal to decrease and adversely affect the price of our coal. For example, while the average price of natural gas increased slightly from $3.17 per thousand cubic feet as of December 2011 to $3.34 per thousand cubic feet as of December 2012, we continue to experience fuel switching and decreased coal consumption by electricity-generating utilities. Sustained low natural gas prices may also cause utilities to phase out or close existing coal-fired power plants or reduce construction of any new coal-fired power plants, which could have a material adverse effect on demand and prices received for our coal.

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

        According to the EIA, the market share of coal used in electric generation is expected to decrease from 38% to 36% from 2012 to 2035 as a result of various factors, including low natural gas prices, regulatory and environmental pressures on coal-fired electricity generation and domestic and foreign economic conditions and associated electricity demand. A growing percentage of our coal sales in recent years has been into export markets in Asia, and we are seeking to make additional export sales to Asia and potentially other international locations. Our ability to maintain our export sales revenue and logistics margins depends on a number of factors, including the existence of sufficient and cost-effective export terminal capacity for the shipment of thermal coal to foreign markets, demand by customers in Asia and in other potential export markets for PRB coal, and the price we receive for our coal and our logistics services.

        At present, there is limited terminal capacity for the export of PRB coal to foreign markets. Our access to existing and any future terminal capacity may be adversely affected by regulatory and permit requirements, environmental and other legal challenges, public perceptions and resulting political pressures, operational issues at terminals and competition among North American coal producers for access to limited terminal capacity, among other factors. If we fail to maintain terminal capacity, or are denied access to existing or any future terminals for the export of our coal on commercially reasonable terms, or at all, our results from our export transactions will be materially adversely affected.

        International customer demand for PRB coal, and the prices those customers may be willing to pay for PRB coal and related transportation services provided by our logistics business, can be affected by a variety of matters, including supplier diversity and security considerations, economic conditions and demand for electricity in the relevant markets, international energy policies and regulatory requirements, and availability and pricing for thermal coal delivered from alternative international coal basins. Further, our export sales are priced relative to the international Newcastle benchmark price index. Fluctuations in this index may be affected by a wide range of international supply and demand factors, including economic conditions, demand for electricity in the relevant markets and availability and pricing for thermal coal delivered from alternative international coal basins. If demand for exports declines or we are unable to secure a favorable price for the export of our coal, our cash flows, profitability, liquidity and results of operations may be materially adversely affected.

        In addition, from time to time we enter into "take-or-pay" contracts for rail and terminal capacity related to our logistics services for export sales. These contracts require us to pay for a minimum quantity of coal to be transported on the railway or through the terminal regardless of whether we sell any coal. If we fail to acquire sufficient export sales to meet our minimum obligations under these take-or-pay contracts, we are still obligated to make payments to the railway or terminal, which could have a negative impact on our cash flows, profitability and results of operations.

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

        Our coal customers primarily use our coal as fuel for electricity generation. Overall economic activity and the associated demands for power by industrial users can have significant effects on overall electricity demand and can be caused by a number of factors. An economic slowdown can significantly slow the growth of electricity demand and could result in reduced demand for coal. For example, declines in the rate of international economic growth in countries such as China, India or other developing countries could impact the demand for U.S. coal. Weather patterns can also greatly affect electricity demand. Extreme temperatures, both hot and cold, cause increased power usage and, therefore, increase generating requirements from all sources. Mild temperatures, on the other hand, result in lower electrical demand, which allows generators to choose the sources of power generation when deciding which generation sources to dispatch. For example, the unusually warm winter of 2011/2012 led to low gas heating demand at a time of increasing gas production. This in turn led to low gas prices and substitution of gas for coal. When gas prices rose, this substitution of PRB coal decreased, but not enough to offset the increased utility coal stockpiles during this period, which lead to a reduction in utility coal contracting and depressed coal prices. Decreases in coal demand for these or other reasons could cause downward pressure on coal prices and would negatively impact our results of operations.

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

        The U.S. federal government owns most of the coal in the vicinity of our mines. Accordingly, the federal competitive leasing process is our primary means of acquiring additional reserves. There is no requirement that the federal government must lease its coal. Furthermore, there is no requirement that the federal government must give preference to any LBA applicant which means our bids for federal coal leases may compete with other coal producers' bids. Over time, federal coal leases have become increasingly more competitive and expensive to obtain, and the review process to submit an LBA for bid continues to lengthen. We expect this trend to continue. The increasing size of potential LBA tracts may make it easier for new mining operators to enter the market on economic terms and may, therefore, increase competition for federal coal leases. Increased opposition from non-governmental organizations and other third parties may also lengthen, delay or complicate the LBA process. In order to win a lease in the LBA process and acquire additional coal, our bid for a coal tract must meet or exceed the fair market value of the coal based on the internal estimates of the BLM, which is not published. Any failure or delay in acquiring a coal lease through the LBA process, or the inability to do so on economic terms, could cause our production to decline, materially adversely affecting our business, cash flows and results of operations. For example, the West Antelope II leases we were awarded through the LBA process in 2011 are subject to pending legal challenges against the BLM and the Secretary of the Interior by environmental organizations, which could materially impact our ability to mine the coal subject to those leases or delay our access to mine the coal. See Item 3 "Legal Proceedings—West Antelope II LBA Challenges."

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

        As a mining company, we must obtain a number of permits and licenses from various federal, state and local agencies and regulatory bodies that impose strict regulations on environmental and operational matters in connection with our coal operations, including restricting the number of tons we may mine under our air quality permits. The permitting rules, and the interpretations of these rules, are complex, change frequently and are often subject to discretionary interpretations by the regulators, all of which make compliance more difficult or impractical, and may possibly preclude the continuance of ongoing operations, impact the development of future mining operations or restrict the amount of our production. The public, including non-governmental organizations, anti-mining groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and EIS prepared in connection with applicable regulatory processes. These groups may also participate in the permitting and licensing process, including bringing citizens' lawsuits to challenge the issuance of permits, the validity of an EIS or performance of mining activities. For example, the EIS and other regulatory matters associated with the West Antelope II LBAs are being legally challenged by several non-governmental organizations, which could create a delay or uncertainty in acquiring the permit or mining the coal underlying the coal lease. See Item 3 "Legal Proceedings—West Antelope II LBA Challenges." If this or any other permits or licenses are not issued or renewed in a timely fashion or at all, or if permits issued or renewed are conditioned in a manner that restricts our ability to efficiently and economically conduct our mining activities, we could suffer a material reduction in our production, an impairment of our mineral rights, and our cash flows or profitability could be materially adversely affected.

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

        The permitting of new coal-fired power plants has also recently been contested, at times successfully, by state regulators and environmental organizations due to concerns related to GHG emissions from the new plants. Private litigation has also been brought against industry participants based on GHG-related concerns. The U.S. Supreme Court held that federal common law provides no basis for public nuisance claims against utilities due to their carbon dioxide emissions, but tort-type liabilities and other GHG-related claims against utilities and energy producers may be asserted. For example, in 2011 residents and property owners along the Mississippi Gulf coast filed litigation against approximately 90 companies in energy, fossil fuels and chemical industries, including PRB and other domestic coal companies, alleging that the defendants caused the emission of GHGs that contributed to global warming, which in turn caused a rise in sea levels and added to the ferocity of Hurricane Katrina in 2005, which combined to destroy the plaintiffs' property. The lawsuit was dismissed by the Federal District Court in 2012 but has been appealed by the plaintiffs to the Fifth Circuit Court of Appeals. If this or other GHG-related litigation is successful, the coal industry and our company may be materially adversely impacted. See "Business—Environmental and Other Regulatory Matters—Global Climate Change."

Extensive environmental laws, including existing and potential future legislation, treaties and regulatory requirements relating to air emissions, affect our customers and could reduce the demand for coal as a fuel source and cause coal prices and sales of our coal to materially decline.

        The operations of our customers are subject to extensive environmental regulation particularly with respect to air emissions. For example, CSAPR, if implemented, initially requires 28 states in the Midwest and eastern seaboard of the U.S. to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. On August 21, 2012, the U.S Court of Appeals for the District of Columbia Circuit vacated CSAPR, leaving CAIR in place until the pending legal challenges have been resolved or a replacement rule is finalized. CSAPR is one of a number of significant regulations that the EPA has issued or expects to issue that will impose more stringent requirements relating to air, water and waste controls on electric generating units. These rules include the EPA's pending new requirements for coal combustion residue ("CCR") management which may further regulate the handling of wastes from the combustion of coal. In addition, on February 16, 2012, the EPA formally adopted a rule to reduce emissions of toxic air pollutants from power plants. Specifically, these mercury and air toxic standards ("MATS") for power plants will reduce emissions from new and existing coal- and oil-fired electric utility steam generating units. We continue to evaluate the possible scenarios associated with CSAPR, CCR and MATS and the effects they may have on our business and our results of operations, financial condition or cash flows.

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

        The April 2010 explosion at Massey Energy Company's (now Alpha Natural Resources) Upper Big Branch Mine has had significant impacts on the regulation of mine safety matters at the federal and state levels. For example, federal authorities have announced special inspections of coal mines to evaluate several safety concerns, including the accumulation of coal dust and the proper ventilation of gases such as methane. In addition, federal authorities have announced that they are considering changes to mine safety rules and regulations which could potentially result in additional or enhanced required safety equipment, more frequent mine inspections, stricter and more thorough enforcement practices and enhanced reporting requirements. Any new environmental, health and safety requirements may be replicated in the states in which we operate and could increase our operating costs or otherwise prevent, delay or reduce our planned production, any of which could adversely affect our financial condition, results of operations and cash flows.

        The costs, liabilities and requirements associated with complying with these requirements are often significant and time-consuming and may delay commencement or continuation of exploration or production. These factors could have a material adverse effect on our results of operations, cash flows and financial condition. New legislation or administrative regulations or new judicial interpretations or administrative enforcement of existing laws and regulations may also require us to change operations significantly or incur increased costs. For example, on November 17, 2011, several environmental groups sued the EPA in Washington federal court to compel the EPA to include coal mines on the list of stationary sources governed by air pollution performance standards. The plaintiffs and the EPA have agreed to stay the litigation to facilitate settlement discussions. Any imposition of air emission standards on coal mines or any other such changes could have a material adverse effect on our financial condition and results of operations.

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

        Federal and state regulatory agencies have the authority following significant health and safety incidents, such as fatalities, to order a mine to be temporarily or permanently closed. If this were to occur, we may be required to incur capital expenditures to re-open the mine. In the event that these agencies order the closing of our mines, our coal sales contracts and our take-or-pay contracts related to our export terminals may permit us to issue force majeure notices, which suspend our obligations to deliver coal under these contracts. However, our customers may challenge our issuances of force majeure notices. If these challenges are successful, we may have to purchase coal from third-party sources, if it is available, to fulfill these obligations, incur capital expenditures to re-open the mines and/or negotiate settlements with the customers, which may include price reductions, the reduction of commitments or the extension of time for delivery or terminate customers' contracts. Any of these actions could have a material adverse effect on our business and results of operations.

Our operations may affect the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, any of which could result in material liabilities to us.

        Our operations use hazardous materials and generate hazardous and non-hazardous wastes. In addition, many of the locations that we own, lease or operate were used for coal mining and/or involved the generation, use, storage and disposal of hazardous substances either before or after we were involved with these locations. We may be subject to claims under federal and state statutes and/or common law doctrines for toxic torts, natural resource damages and other damages, as well as for the investigation and cleanup of soil, surface water, groundwater and other media. These claims may arise, for example, out of current or former conditions at sites that we own, lease or operate currently, as well as at sites that we or predecessor entities owned, leased or operated in the past, and at contaminated third-party sites at which we have disposed of hazardous substances and waste. As a matter of law, and despite any contractual indemnity or allocation arrangements or acquisition agreements to the contrary, our liability for these claims may be joint and several, so that we may be held responsible for more than our share of any contamination, or even for the entire share.

        We may incur material costs and liabilities resulting from claims for damage to property or injury to persons arising from our operations. If we are pursued for sanctions, costs and liabilities in respect of these matters, our mining operations and, as a result, our profitability could be materially adversely affected.

Significant increases in taxes we pay on the coal we produce, such as royalties or severance and production taxes, including as a result of governmental audits or regulatory or interpretive changes, could materially adversely affect our profitability.

        We pay federal, state and private royalties and federal, state and county severance and production taxes on the coal we sell. A substantial portion of our royalties and severance and production taxes are levied as a percentage of gross revenue with the remaining levied on a per ton basis. For example, we pay production royalties of 12.5% of gross proceeds to the federal government on all coal sold at the mine sites. We incurred royalties and severance and production taxes totaling $352.2 million and $368.5 million for the years ended December 31, 2012 and 2011, respectively. The calculations used to determine royalty or severance and production tax payments can be complex and subject to interpretation, making it difficult in some cases to estimate such payments. If royalties or severance and production tax rates were to significantly increase, or if the methodology by which the government agencies assess royalties or severance and production tax rates (including with respect to non-arms' length sales) materially changes, our results of operations could be materially adversely affected. Examples of this could include:

  •
  if the federal government were to materially alter the method for valuing royalty payments for our non-arms' length sales, our profitability and cash flows could be materially adversely affected;

  •
  if a state government were to increase this tax or any other tax applicable to our operations in that state, our profitability could be reduced and our results of operations negatively affected; and

  •
  if we are required to make additional payments (including related interest and penalties) as a result of pending or future governmental audits, our results of operations would be negatively impacted.

Failure to maintain our surety bonds on acceptable terms could affect our ability to secure reclamation and coal lease obligations and materially adversely affect our ability to mine or lease coal.

        Federal and state laws require us to secure the performance of certain long-term obligations, such as mine closure costs, reclamation costs, and federal and state workers' compensation costs, including black lung. The primary methods we use to meet those obligations are to provide a third-party surety bond or a letter of credit. As of December 31, 2012, we had outstanding surety bonds with third parties of $610.3 million. Surety bonds are typically renewable on a yearly basis. Surety bond issuers and holders may not continue to renew the bonds or may demand additional collateral, unfavorable terms or higher fees upon those renewals. Our failure to retain, or inability to acquire, surety bonds or letters of credit or to provide a suitable alternative could adversely affect our ability to mine or lease coal, which would materially adversely affect our business and results of operations. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety bonds and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of any credit arrangements then in place.

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

        Our ability to sell coal to our customers depends primarily upon third-party rail systems and export terminals. If our customers are unable to obtain transportation services, or to do so on a cost-effective basis, our business and growth strategy could be adversely affected. Alternative transportation and delivery systems are generally inadequate and not suitable to handle the quantity of our shipments or to ensure timely delivery to our customers. Export terminals are also subject to permit requirements and challenges from environmental organizations which may make it complicated or expensive to expand existing terminal capacity or open new export terminals in a timely and cost-effective manner. In addition, much of the PRB is served by two rail carriers, and the northern PRB is only serviced by one rail carrier. The loss of access to rail capacity in the PRB could create temporary disruption until this access was restored; significantly impairing our ability to supply coal and resulting in materially decreased revenue. Similarly, being denied access to an export terminal could significantly affect our export sales, materially decreasing our revenue. Our ability to open new mines or expand existing mines may also be affected by the access to, and availability and cost of rail, export terminal or other transportation systems available for servicing these mines.

        Typically, our Mine Customers contract for, and pay directly for, transportation of coal from the mine or port to the point of use. However, for contracts with our Logistics Customers, we are required to enter into transportation agreements pursuant to which we arrange and pay for all rail transport, terminal, and for our international customers, demurrage charges. As the volume of deliveries coordinated to customer contracted destinations increases, so do our costs. Our ability to supply coal to our customers and our customers' ability to take our coal may be impacted by the disruption of these transportation services because of weather-related problems; mechanical difficulties; maintenance shut-downs; environmental, political and regulatory issues; train derailment; bridge or structural concerns; infrastructure damage, whether caused by ground instability, accidents or otherwise; strikes; lock-outs; lack of fuel or maintenance items; fuel costs; accidents; terrorism or domestic catastrophe or other events. For example, in the spring and summer of 2011, the Midwest region experienced severe flooding which disrupted rail service to mines in the PRB and affected the ability of those customers who were impacted by the flooding to take coal deliveries. Any similar disruption in the future could negatively impact our results of operations.

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
  export terminal development projects;

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

        On December 5, 2012, we announced that we have entered into agreements with the other 50% owner of the Decker mine for the other 50% owner to purchase our 50% interest and related assets and assume all reclamation liabilities. The agreements will also provide for the joint resolution and dismissal of the pending Decker litigation. See Item 3 "Legal Proceedings—Decker Litigation." The transaction is expected to close during the first half of 2013, subject to various closing conditions. Following the close of the transaction, the other 50% owner of the Decker mine will be fully responsible for all reclamation liabilities of the Decker mine, which could be substantial. If they are unable to fund the reclamation liabilities for any reason, it is possible that regulatory authorities could seek to hold us liable for some or all of the reclamation expenses, which could materially adversely impact our results of operations and cash flows.

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

Our hedging activities for diesel fuel may prevent us from benefiting from cost price decreases.

        We enter into hedging arrangements in the form of costless collars for a portion of our anticipated diesel fuel needs. These costless collars are designed to help manage our exposure to extreme market changes to our diesel fuel costs. The collars are indexed to the West Texas Intermediate ("WTI") crude oil price as quoted on the New York Mercantile Exchange. As such, the nature of the collar does not directly offset market changes to our diesel fuel costs. Under a collar agreement, we pay the difference between the index price and a floor price if the index price is below the floor, and we receive the difference between the ceiling price and the index price if the index price is above the ceiling price. No amounts are paid or received if the index price is between the floor and ceiling prices.

        As of December 31, 2012, we had approximately 52% of our diesel fuel needs for 2013 hedged under costless collars. While our hedging strategy provides us protection in the event of extreme crude oil price increases, it may also prevent us from benefiting if crude oil prices decrease below our floor.

Our hedging activities for coal sales prices may prevent us from benefiting from sales price increases.

        We may enter into derivative financial instruments from time-to-time to help manage our exposure to future coal sales prices by fixing a price now for a future contracted coal delivery. This type of hedge is designed to protect us from any price decreases. While our hedging strategy provides us some degree of protection in the event future coal prices decrease it may also prevent us from benefiting if future coal prices increase above our hedged price.

Changes in the fair value of derivative instruments that are not accounted for as a hedge could cause volatility in our earnings.

        From time to time, we may enter into certain derivative financial instruments to help manage our exposure to future coal prices, both with respect to our export and domestic sales prices and to extreme rises in our diesel costs. Derivative financial instruments are recognized as either assets or liabilities and are measured at fair value. Changes in fair value are recognized either in earnings or equity, depending on whether the transaction qualifies for cash flow hedge accounting, and if so, how effective the derivatives are at offsetting price movements in the underlying exposure. To the extent these derivative financial instruments do not qualify for hedge accounting or we choose not to designate them for hedge accounting, we are required to record changes in the fair value of these derivative financial instruments in our Consolidated Statement of Operations, resulting in increased volatility in our income in future periods.

Inaccuracies in our estimates of our coal reserves could result in decreased profitability from lower than expected revenue or higher than expected costs.

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

        Any changes to the above factors and assumptions could cause our estimates of the quantities and qualities of economically recoverable coal to vary significantly. Changes to the above factors and assumptions could also materially impact how we classify our reserves based on risk of recovery and our estimates of future net cash flows expected from these properties. Actual production recovered from identified reserve areas and properties, and revenue and expenditures associated with our mining operations, may vary materially from estimates. Any inaccuracy in our proven and probable reserves estimates could result in decreased profitability from lower than expected revenue and/or higher than expected costs.

The majority of our coal sales contracts are forward sales contracts at fixed prices, which may not reflect favorable then-existing prices for coal or may affect our profitability if we cannot adequately control the costs of production for coal underlying such contracts.

        We have historically sold most of our coal under long-term coal sales agreements, which we generally define as contracts with a term of one to five years. For the year ended December 31, 2012, approximately 93% of our revenue was derived from coal sales that were made under long-term coal sales agreements. The prices for coal sold under these agreements are typically fixed for an agreed amount of time. Pricing in some of these contracts is subject to certain adjustments in later years or under certain circumstances, and may be below the current market price for similar type coal at any given time, depending on the time frame of the contract.

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

        To the extent our customers shift away from long-term supply contracts, it will be more difficult to predict our future sales. As a result, we may not have a market for our future production at acceptable prices. The prices we receive in the spot market may be less than the contractual price an electric utility is willing to pay for a committed supply. Furthermore, spot market prices tend to be more volatile than contractual prices, which could result in decreased revenue and profitability. For example, as of December 31, 2012, we had approximately 89 million tons of committed sales for 2013 and 57 million tons for 2014, which is below our typical forward sales levels, leaving more coal left to be sold for those periods.

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

        Price adjustment, "price re-opener" and other similar provisions in our long-term supply contracts may reduce the protection from short-term coal price volatility traditionally provided by these contracts. Most of our contracts with Mine Customers and some of our contracts with Logistics Customers contain provisions that allow for the base price of our coal to be adjusted due to new statutes, ordinances or regulations that affect our costs related to performance. Because these provisions only apply to the base price of coal, these terms may provide only limited protection due to changes in regulations. Some of our contracts with Mine Customers also contain provisions that allow for the purchase price to be renegotiated at periodic intervals. A price re-opener provision is one in which either party can renegotiate the price of the contract, sometimes at pre-determined times. Index provisions allow for the adjustment of the price based on a fixed formula. These provisions may reduce the protection available under long-term contracts from short-term coal price volatility. Our international contracts typically contain a fixed price for the first year of the contract with future years' prices to be negotiated at a specific point in time. If the parties fail to satisfactorily negotiate a price, the contract could be terminated. Any adjustment or renegotiations leading to a significantly lower contract price, or a termination of the contract, could result in decreased revenue.

        Our coal supply contracts with our Mine Customers typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party. As a result of the very mild 2011/12 winter and low natural gas prices, a greater than normal number of our customers in 2012 sought to reduce the amount of tons delivered to them under our coal sales agreements through contractual remedies, such as force majeure provisions. Our contracts with our Mine Customers also typically allow our customers to suspend performance in the event that the railroad fails to provide its services due to circumstances that would constitute a force majeure. In addition, our contracts with our international Logistics Customers generally contain a clause that requires us to pay the demurrage fee charged by the vessel for delays in shipping the coal on behalf of our foreign customers.

        Most of our coal supply contracts also contain provisions requiring us to deliver coal within certain ranges for specific coal characteristics, such as heat content, sulfur, ash and ash fusion temperature. Failure to meet these specifications can result in economic penalties, including price adjustments, suspension, rejection or cancellation of deliveries or termination of the contracts. A number of our contracts also contain clauses which, in some cases, may allow customers to terminate the contract in the event of certain changes in environmental laws and regulations.

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

        At December 31, 2012, we had consolidated indebtedness of $600 million. We also have significant lease and royalty obligations related to our federal coal leases. Our outstanding indebtedness could have important consequences such as:

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

  •
  limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and general economic and market conditions; and

  •
  a downgrade in the credit rating of our indebtedness, which could increase the cost of further borrowings and negatively impact our available liquidity.

        We may incur substantially more debt in the future. If our indebtedness is further increased, the related risks that we now face, including those described above, could increase. Moreover, these risks also apply to certain of CPE Resources's domestic restricted subsidiaries that are guarantors of CPE Resources's indebtedness and may apply to CPE Inc. directly if CPE Inc. becomes a guarantor of CPE Resources's debt in the future. In addition to the principal repayments on outstanding debt, we have other demands on our cash resources, including significant maintenance and other capital expenditures, including LBAs, and operating expenses, as well as required payments on the tax agreement liability (See "Risk Factors—Other Risks Related to Our Corporate Structure and Common Stock"). Our ability to pay our debt depends upon our operating performance. In particular, economic conditions could cause revenue to decline, and hamper our ability to repay indebtedness. If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our debt, sell assets, limit certain capital expenditures, including LBAs, or reduce spending or we may be required to issue equity. We may not be able to, at any given time, refinance our debt or sell assets and we may not be able to, at any given time, issue equity, in either case on acceptable terms or at all.

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

Other Risks Related to Our Corporate Structure and Common Stock

We are required under the Tax Receivable Agreement to pay RTEA for most of the tax benefits we may claim as a result of the tax basis step-up we received in connection with the IPO, related IPO structuring transactions and Secondary Offering. In certain cases, payments to RTEA may be accelerated or exceed our actual cash tax savings. These provisions may deter a change in control of our company.

        Due to the size of the increases in the tax basis of our share of CPE Resources's tangible and intangible assets, as well as the increase in our basis in the equity of CPE Resources's subsidiaries and assets held by those subsidiaries, we expect to make substantial payments to RTEA under this agreement. As a result of our 2010 acquisition of RTEA's remaining units in CPE Resources, we received a further step-up in our tax basis and, accordingly, our obligations under the agreement to pay RTEA 85% of any benefits we receive as a result of such further step-up significantly increased. Our obligation may further increase if there are changes in law, including the increase of current corporate income tax rates. The payment obligations on the tax agreement liability are not conditioned upon RTEA's or its affiliate's ownership of an interest in CPE Resources or our available cash resources. Based on the tax basis of our assets as of December 31, 2012 and CPE Resources's operating plan, the future payments are estimated to be approximately $116.5 million in the aggregate and are estimated to be payable over the next 29 years. This estimate is based on assumptions related to our business that could change, and the actual payments could differ materially from this estimate. Payments would be greater if we generate income significantly in excess of the amounts used in our operating plan, for example, because we acquire additional coal reserves beyond our existing coal reserve base, and as a result, we realize the full tax benefit of such increased tax basis (or an increased portion thereof).

        Certain changes in control require us to make payments to RTEA, which could exceed our actual cash savings and could require us to provide credit support.    If we undergo a change in control and we do not otherwise elect to terminate the Tax Receivable Agreement as discussed below, payments to RTEA on the tax agreement liability will continue on a yearly basis but will be based on an agreed upon set of assumptions. In this case, our assumed cash tax savings, and consequently our payments due on the tax agreement liability, could exceed our actual cash tax savings each year by material amounts. If we undergo such a change in control and our credit rating is impaired, we will be required to obtain credit support with regard to all remaining payments under the agreement. The change in control provisions may deter a potential sale of our company to a third party and may otherwise make it less likely a third party would enter into a change in control transaction with us.

        Our debt instruments contain limitations on CPE Resources's ability to make distributions, which could affect our ability to meet these payment obligations. These limitations on CPE Resources's ability to make distributions may limit our ability to engage in certain taxable asset sales or dispositions outside the ordinary course of our business.

        Default under the Tax Receivable Agreement will permit RTEA to accelerate our obligations.    If we default on the tax agreement liability (including by reason of insufficient cash distributions from CPE

Resources), such default will permit RTEA to enforce its rights under this agreement, including by acceleration of our obligations thereunder.

        Our ability to achieve benefits from any tax basis increase, and, therefore, the payments expected to be made on the tax agreement liability, depends upon a number of factors, as discussed above, including the timing and amount of our future income. The U.S. Internal Revenue Service could challenge one or more of our tax positions relevant to this agreement and a court could sustain such a challenge. Such a challenge could result in a decrease in our tax benefits, as well as our obligations under the agreement. We must obtain RTEA's consent prior to settlement of any such challenge if it may affect RTEA's rights and obligations under the agreement.

Our previous separation from Rio Tinto could subject us and our stockholders to any number of risks and uncertainties.

        We entered into various agreements with Rio Tinto and its affiliates in connection with the IPO and separation from Rio Tinto. CPE Resources agreed to indemnify Rio Tinto for certain losses pursuant to these agreements. For example, Rio Tinto is one of the named defendants in the Hurricane Katrina litigation discussed above under "—Existing and future legislation, treaties, regulatory requirements and public concerns relating to GHG emissions could negatively affect our customers and reduce the demand for coal as a fuel source, causing coal prices and sales of our coal to materially decline." Our master separation agreement with Rio Tinto requires us to indemnify Rio Tinto for certain liabilities relating to our business conducted prior to the closing of our separation from Rio Tinto, which may include liabilities in connection with that litigation. Because these agreements were entered into while we were part of Rio Tinto, some of the terms of these agreements are likely less favorable to us than similar agreements negotiated between unaffiliated third parties. Third parties may also seek to hold us responsible for liabilities of Rio Tinto that we did not assume in connection with the IPO and for which Rio Tinto agreed to indemnify us, including liabilities related to the Jacobs Ranch and Colowyo mines, as well as the uranium mining venture that we do not own. If those liabilities are significant and we are ultimately held liable for them, we may not be able to recover the full amount of our losses from Rio Tinto. Refer to the applicable exhibits listed in Item 15 of this Form 10-K for the complete terms and conditions of the principal outstanding agreements with Rio Tinto entered into in connection with our 2009 IPO.

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

        As the sole member of CPE Resources, CPE Inc. incurs income taxes on any net taxable income of CPE Resources. The debt instruments allow CPE Resources to distribute cash in amounts sufficient for CPE Inc. to pay its tax liabilities payable to any governmental entity, and, in the ordinary course of business, the tax agreement liability, if any. To the extent CPE Inc. needs funds for any other purpose, and CPE Resources is unable to provide such funds for any reason, it could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

        A decline in the trading price of CPE Inc.'s common stock due to any future sales of stock or the issuance or exercise of equity-based awards under our Long Term Incentive Plan or sales to cover taxes owed upon vesting of awards, or due to other factors might impede our ability to raise capital through the issuance of additional shares of CPE Inc.'s common stock or other equity securities and may cause you to lose part or all of your investment in shares of our common stock.

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

        None.

Item 2.    Properties.

        See Item 1 "Business—Mining Operations" for specific information about our mining operations.

Coal Reserves

        As of December 31, 2012, we controlled approximately 1.3 billion tons of proven and probable coal reserves. All of our proven and probable reserves are classified as thermal coal.

        The following table summarizes the tonnage of our coal reserves that is classified as proven or probable, and assigned, as well as our property interest, as of December 31, 2012:

Mine	Proven Preserves	Probable Reserves	Total Proven & Probable Reserves	Assigned Reserves	Reserves Owned	Reserves Leased
	(nearest million, in tons)			(%)	(nearest million, in tons)
Owned and Operated Mines
Antelope	487	162	649	100	—	649
Cordero Rojo	250	81	331	100	61	270
Spring Creek	268	26	293	100	—	293
Corporate and Other
Decker(1)	1	—	1	100	—	1

Total(2)	1,006	269	1,275		61	1,214

(1)
Based on our 50% non-operating interest. On December 5, 2012, we announced that we have entered into agreements with the other 50% owner of the Decker mine for the other 50% owner to purchase our 50% interest and related assets and assume all reclamation liabilities. The agreements will also provide for the joint resolution and dismissal of the pending Decker litigation. See Item 3 "Legal Proceedings—Decker Litigation." The transaction is expected to close during the first half of 2013, subject to various closing conditions.

(2)
Totals reflect rounding.

        The following table provides the "quality" (average sulfur content and average Btu per pound) of our coal reserves as of December 31, 2012:

Mine	Total Proven & Probable Reserves	Average Btu per lb(1)	Average Sulfur Content	Average Sulfur Content
	(nearest million, in tons)		(%)	(lbs SO2/ mmBtu)
Owned and Operated Mines
Antelope	649	8,875	0.23	0.52
Cordero Rojo	331	8,425	0.29	0.69
Spring Creek	293	9,350	0.34	0.73
Corporate and Other
Decker(2)	1	9,450	0.41	0.87

Total(3)	1,275

(1)
Average Btu per pound includes weight of moisture in the coal on an as-sold basis.

(2)
Based on our 50% non-operating interest. On December 5, 2012, we announced that we have entered into agreements with the other 50% owner of the Decker mine for the other 50% owner to purchase our 50% interest and related assets and assume all reclamation liabilities. The agreements will also provide for the joint resolution and dismissal of the pending Decker litigation. See Item 3 "Legal Proceedings—Decker Litigation." The transaction is expected to close during the first half of 2013, subject to various closing conditions.

(3)
Totals reflect rounding.

        We also control certain coal deposits that are contiguous to or near our primary reserve bases. The tons in these deposits are classified as non-reserve coal deposits and are not included in our reported reserves. These non-reserve coal deposits include:

  •
  9 million tons near our Antelope mine;

  •
  160 million tons near our Cordero Rojo mine;

  •
  8 million tons near our Spring Creek mine; and

  •
  287 million tons at the Youngs Creek project.

        In addition, we also control additional leased and private coal related to the Youngs Creek project that has not been evaluated and is not in any mine plan.

        Our reserve and non-reserve coal deposit estimates as of December 31, 2012 were prepared by our staff of geologists and engineers, who have extensive experience in PRB coal. These individuals are responsible for collecting and analyzing geologic data within and adjacent to leases controlled by us. A review of our reserves and non-reserve coal deposit estimates for the year ended December 31, 2012 was completed in January 2013 by John T. Boyd Company, mining and geological consultants. The results verified our reserve and non-reserve coal deposit estimates.

        Our coal reserve estimates are based on data obtained from our drilling activities and other available geologic data. All of our reserves are assigned, associated with our active coal properties, and incorporated in detailed mine plans. Estimates of our reserves are based on more than 7,900 drill holes. Our proven reserves have a typical drill hole spacing of 1,500 feet or less, and our probable reserves have a typical drill hole spacing of 2,500 feet or less.

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

Reserve Acquisition Process

        Since our inception, we have focused on growth through the acquisition of proven and probable coal reserves and non-reserve coal deposits. Historically, this was accomplished through the federal competitive leasing process, known as the LBA process. For example, in 2011 we acquired 383 million tons of proven and probable coal reserves in two federal coal leases for our Antelope mine. However, in 2012, we also acquired significant coal deposits when we completed the acquisition of the Youngs Creek project, a non-operating mine in Northeast Wyoming in the Northern PRB, whereby we acquired 287 million tons of non-reserve coal deposits along with significant related surface assets. We also announced in 2013 that we signed an Option Agreement and a corresponding Exploration Agreement with the Crow Tribe of Indians for the exploration and potential development of significant coal resources on the Crow Indian Reservation in southeast Montana in the Northern PRB region. These agreements are subject to approval by the Department of the Interior. We intend to continue to seek opportunities to acquire additional coal through the federal leasing process as well as through private transactions with third parties or sovereign nations such as the Crow Tribe of Indians.

        We acquire a large portion of our coal through the LBA process, and as a result, most of our coal is held under federal leases. Under this process, before a mining company can obtain a new federal coal lease, the company must nominate a coal tract for lease and then win the lease through a competitive bidding process. The LBA process can last anywhere from two to five years from the time the coal tract is nominated to the time a final bid is accepted by the BLM. After the LBA is awarded, the company then conducts the necessary testing to determine what amount can be classified as reserves and begins the process to permit the coal for mining, which generally takes another two to five years. Third-party legal challenges, such as legal challenges filed against the BLM and the Secretary of the Interior by environmental groups with respect to the LBA process in the PRB, including the West Antelope II LBA, may result in delays and other adverse impacts on the LBA process. See Item 3 "Legal Proceedings—West Antelope II LBA Challenges."

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

        The BLM also allows for small tracts of coal to be acquired through the LBM leasing process. An LBM is a non-competitive leasing process and is used in circumstances where a lessee is seeking to modify an existing federal coal lease by adding less than 960 acres in a configuration that is deemed non-competitive to other coal operators. For example, in December 2012, we applied for two separate LBMs with the BLM to add approximately 8 million tons of proven and probable reserves to one of the Spring Creek mine's existing federal coal leases and approximately 17 million tons of proven and probable reserves to one of the Antelope mine's existing federal coal leases.

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

        The federal coal leasing process is designed to be a public process, giving stakeholders and other interested parties opportunities to comment on the BLM's proposed and final actions and allow third-party comments. Because of this, third parties, including non-governmental organizations, can challenge the BLM's actions, which may delay the leasing process. If these challenges prove successful or are litigated for a prolonged period of time, a coal company's ability to bid on or acquire a new coal lease could be significantly delayed, or could cause the BLM to not offer a lease for bid at all. For example, environmental organizations filed legal challenges against the BLM's findings on the final EIS and other matters associated with the West Antelope II LBA, which was nominated by our Antelope mine. See Item 3 "Legal Proceedings—West Antelope II LBA Challenges." These types of challenges create some uncertainty with respect to the timing of future LBA bids and lease acquisitions and may ultimately delay the leasing process or prevent mining operations. Even after a lease has been issued and a successful bidder has paid installment money to the BLM, legal challenges may still seek to delay or prevent mining operations. It is possible that subsequent EISs for other mines in the PRB currently underway but not yet final could be similarly challenged. There also exists the possibility of similar challenges to the permitting and licensing process, which is also a public process designed to allow public comments.

        Each of our federal coal leases has an initial term of 20 years, renewable for subsequent 10-year periods and for so long thereafter as coal is produced in commercial quantities. The lease requires diligent development within the first ten years of the lease award with a required coal extraction of 1% of the total coal under the lease by the end of that 10-year period. At the end of the 10-year development period, the lessee is required to maintain continuous operations, as defined in the applicable leasing regulations. In certain cases, a lessee may combine contiguous leases into an LMU. This allows the production of coal from any of the leases within the LMU to be used to meet the continuous operation requirements for the entire LMU. We currently have an LMU for our Antelope mine. We pay to the federal government an annual rent of $3.00 per acre and production royalties of 12.5% of gross revenue on surface mined coal. The federal government remits approximately 50% of the production royalty payments to the state after deducting administrative expenses. Some of our mines are also subject to coal leases with the states of Montana or Wyoming, as applicable, and have different terms and conditions that we must adhere to in a similar way to our federal leases. Under these federal and state leases, if the leased coal is not diligently developed during the initial 10-year development period or if certain other terms of the leases are not complied with, including the requirement to produce a minimum quantity of coal or pay a minimum production royalty, if applicable, the BLM or the applicable state regulatory agency can terminate the lease prior to the expiration of its term.

        Most of the coal we lease from the United States comes from "split estate" lands in which one party, such as the federal government, owns the coal and a private party owns the surface. In order to mine the coal we acquire, we must acquire rights to mine from certain owners of the surface lands overlying the coal. Certain federal regulations provide a specific class of surface owners, QSOs, with the ability to prohibit the BLM from leasing its coal. For example, in connection with a pending LBA tract that we nominated for our Cordero Rojo mine, the BLM indicated that certain surface owners satisfy the regulatory definition of QSO. If the land overlying a coal tract is owned by a QSO, federal laws prohibit us from leasing the coal tract without first securing surface rights to the land, or purchasing the surface rights from the QSO, which would allow us to conduct our mining operations. Furthermore, the state permitting process requires us to demonstrate surface owner consent for split estate lands before the state will issue a permit to mine coal. This consent is separate from the QSO consent required before leasing federal coal. The right of QSOs and certain other surface owners allows them to exercise significant influence over negotiations and prices to acquire surface rights and can delay the federal coal lease or permitting processes or ultimately prevent the acquisition of the federal coal lease or permit over that land entirely. There are QSOs that own land adjacent to or near our existing mines that may be attractive acquisition candidates for us. Typically, we seek to purchase the land overlying our coal or enter into option agreements granting us an option to purchase the land upon acquiring a federal coal lease. We own substantially all of the land over our reserves. We may not own or control the land over our non-reserve coal deposits, which would be required before these non-reserve coal deposits could be classified as reserves and mined.

        Most of the coal we have acquired from private third parties is in the form of coal leases obtained through private negotiations with one or more third parties. These leases generally include, among other terms and conditions, a set term of years with the right to renew the lease for a stated period and royalties to be paid to the lessor as a percentage of the sales price. These leases may require payment of a lease bonus or minimum royalty, payable either at the time of execution of the lease or in periodic installments, and a minimum production of coal from the leased areas in order to hold the leases by active production. We believe that the term of years will allow the recoverable reserve to be fully extracted in accordance with our projected mine plan. Consistent with industry practice, we conduct only limited investigations of title to our coal properties prior to leasing. Title to properties leased from private third parties is not usually fully verified until we make a commitment to develop a property, which may not occur until we have obtained the necessary permits and completed exploration of the property.

Office Space

        Our corporate headquarters is located in Gillette, Wyoming, where we own approximately 32,000 square feet of office space. In addition, we lease approximately 7,500 square feet of additional office space in Gillette, Wyoming, under two annual leases expiring on April 15, 2015 and June 30, 2013, and we lease approximately 28,100 square feet of office space in Broomfield, Colorado under a lease that expires in February 2021. As of December 31, 2012, all of our long-lived assets were located in the U.S. See Note 15 of Notes to Consolidated Financial Statements in Item 8.

Item 3.    Legal Proceedings.

Decker Litigation

        On July 9, 2012, our wholly-owned indirect subsidiary, Western Minerals LLC ("Western Minerals"), filed a lawsuit in the U.S. District Court for the District of Montana (Billings Division), against KCP Inc. ("KCP"), its 50% joint-venture partner in the Decker mine in Montana. Western Minerals also named as defendants KCP's parent companies, Ambre Energy North America, Inc. ("Ambre N.A.") and Ambre Energy Limited ("Ambre Limited" and together with Ambre N.A. "Ambre"). In its complaint, Western Minerals alleges that KCP and Ambre are engaging in self-dealing and other wrongful conduct in breach of the Decker joint venture agreement and other legal duties owed to the joint venture and its 50/50 owners. Western Minerals asserts claims for breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, civil conspiracy, and a request for an accounting of, among other things, unauthorized Decker expenditures and Ambre's proposed self-dealing transactions concerning sales of

Decker coal to Ambre and its affiliates. Western Minerals seeks both unspecified monetary damages and injunctive relief.

        On August 23, 2012, KCP and Ambre N.A., filed an amended answer to Western Minerals' complaint, replacing the original answer they filed on July 30, 2012. In their amended answer, KCP and Ambre N.A. deny the principal allegations of Western Minerals. Additionally, KCP asserted six counterclaims against Western Minerals: breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, dissolution of the joint venture, civil conspiracy and a request for declaratory judgment. KCP also asserted two third-party claims against CPE Inc. for tortious interference of economic relations and civil conspiracy involving unnamed "John Doe" defendants. In general, KCP alleges that Western Minerals is frustrating the operation of the Decker mine to benefit Cloud Peak Energy's Spring Creek mine and export opportunities. Aside from the request that the court disassociate and expel Western Minerals from the Decker mine joint venture, KCP also seeks unspecified monetary damages in its counterclaims. Western Minerals and Cloud Peak Energy believe KCP's claims are without merit and intend to vigorously defend them. On September 14, 2012, Ambre Limited filed a motion to dismiss arguing that it was not subject to the jurisdiction of the Montana federal court. Western Minerals has filed a response to that motion and the court has not yet issued a ruling.

        On December 5, 2012, we and Ambre Limited announced that our respective companies have entered into agreements for Ambre Limited to purchase our 50% interest in the Decker mine and related assets and assume all reclamation liabilities. The agreements will also provide for the joint resolution and dismissal of the pending Decker litigation upon closing of the transaction. Closing is expected to occur in the first half of 2013, subject to various closing conditions.

West Antelope II LBA Challenges

        Challenges Against the BLM's Leasing Process; Intervention by Cloud Peak Energy and Others —On May 3, 2010, WildEarth Guardians, Defenders of Wildlife and Sierra Club (collectively, "WildEarth") and the Powder River Basin Resource Council ("PRBRC") filed appeals with the Interior Board of Land Appeals ("IBLA") regarding the BLM decision to offer the West Antelope II ("WAII") coal tracts for lease. On June 29, 2010, WildEarth voluntarily dismissed its appeal. On July 13, 2010, WildEarth filed a complaint in the United States District Court for the District of Columbia ("D.C. District Court") challenging the BLM's decision. On November 2, 2010, the IBLA issued a decision in PRBRC's appeal, rejecting all of PRBRC's arguments and affirming the BLM's decision in all respects. On January 3, 2011, PRBRC filed a complaint in the D.C. District Court appealing the IBLA decision. On May 8, 2011, the D.C. District Court consolidated the WildEarth and PRBRC challenges. Antelope Coal LLC, a wholly-owned subsidiary of CPE Resources, (along with the National Mining Association and the State of Wyoming) intervened in the consolidated action on the side of the BLM. In the consolidated action, WildEarth and PRBRC requested that the court vacate the BLM's authorization, sale and issuance of the WAII leases and enjoin any coal mining activity on the leases until the BLM and the U.S. Fish and Wildlife Service had undertaken additional environmental analysis requested by the plaintiff organizations.

        Award of LBAs to Cloud Peak Energy—On May 11, 2011, the BLM held a competitive sale for the WAII North Tract. On June 15, 2011, the BLM held a competitive sale for the WAII South Tract. Antelope Coal LLC was the successful high bidder in both sales, and the BLM issued leases to Antelope Coal LLC for the North Tract effective July 1, 2011 and for South Tract effective September 1, 2011.

        District Court Rejection of Challenges; Appeal by Plaintiffs—On July 30, 2012, the D.C. District Court rejected WildEarth's and PRBRC's consolidated challenge to the IBLA decision and denied their request that the court vacate the WAII leases as well as their requested injunction against coal mining activity on the leases. On September 25, 2012 and September 26, 2012, PRBRC and WildEarth,

respectively, filed notices of appeal in the United States Circuit Court of Appeals for the District of Columbia. Both groups are appealing the decision issued by the D.C. District Court and have not yet specified what relief they are seeking from the appellate court. Antelope Coal LLC is a respondent-intervenor in the consolidated appeal. Any adverse outcome of the appeal could adversely impact or delay our ability to mine the coal subject to the leases.

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

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

        CPE Inc.'s common stock, $0.01 par value, has traded on the New York Stock Exchange ("NYSE") under the symbol "CLD" since November 20, 2009. Prior to November 20, 2009, there was no public market for CPE Inc.'s common stock.

        The following table sets forth the high and low closing sales prices of CPE Inc.'s common stock, as reported by the NYSE, for each of the periods listed.

	High	Low
Fiscal 2012
First Quarter 2012	$20.22	$15.93
Second Quarter 2012	$16.91	$14.09
Third Quarter 2012	$19.74	$15.51
Fourth Quarter 2012	$21.47	$17.94
Fiscal 2011
First Quarter 2011	$24.18	$19.84
Second Quarter 2011	$21.88	$19.07
Third Quarter 2011	$23.28	$16.95
Fourth Quarter 2011	$24.02	$16.29

        As of the close of business on January 31, 2013, there were 169 holders of record of CPE Inc.'s common stock.

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

Stock Performance Graph

        The following performance graph compares the cumulative total return on CPE Inc.'s common stock with the cumulative total return of the following indices: (i) the Standard & Poor's ("S&P") MidCap 400 stock index and (ii) the Custom Composite Index. In prior years, the Custom Composite Index was comprised of Alpha Natural Resources, Inc., Arch Coal, Inc., CONSOL Energy, Inc., and Peabody Energy Corp. During 2012, we decided to change this index to be comprised of the peer group that is associated with our performance-based share units issued under our Long-Term Incentive Plan. The new group includes those listed above and adds James River Coal Company, Walter Energy, Inc., Alliance Resource Partners, Berry Petroleum, Cabot Corporation, EQT Corporation, Forest Oil Corporation, Newfield Exploration Company, Noble Energy Inc., Penn Virginia Corporation, Sandridge Energy Inc., SM Energy Company, and Whiting Petroleum Corporation.

        The graph assumes that you invested $100 in CPE Inc.'s common stock and in each index at the closing price on November 20, 2009, that all dividends were reinvested and that you continued to hold your investment through December 31, 2012.

        These indices are included for comparative purposes only and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of CPE Inc.'s common stock.

Company/ Market/ Peer Group	Nov 09	Dec 09	Mar 10	Jun 10	Sep 10	Dec 10	Mar 11	Jun 11	Sep 11	Dec 11	Mar 12	Jun 12	Sep 12	Dec 12
CPE Inc.	100.00	98.11	112.13	89.35	122.98	156.54	145.49	143.53	114.22	130.19	107.35	113.95	121.97	130.26
S&P MidCap 400 Index	100.00	105.90	115.52	104.46	118.16	134.11	146.66	145.58	116.65	131.77	149.56	142.18	149.92	155.33
New Index	100.00	108.53	111.47	95.10	112.64	145.50	163.99	142.75	93.95	106.65	101.88	86.27	88.78	92.11
Old Index	100.00	103.29	102.51	82.59	100.25	134.04	145.13	119.65	69.58	72.75	62.21	49.70	46.24	54.00

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

Issuer Purchases of Equity Securities

        The table below represents information pursuant to Item 703 of Regulation S-K regarding all share repurchases for the three-month period ended December 31, 2012:

	Total Number of Shares Purchased(1)	Average Price per Share
October 1 through October 31, 2012	—	$—
November 1 through November 30, 2012	272,529	19.53
December 1 through December 31, 2012	3,381	18.83

Total	275,910	$19.52

(1)
Represents shares withheld to cover withholding taxes upon the vesting of restricted stock.

Item 6.    Selected Financial Data.

        The following tables set forth our selected consolidated financial and other data on a historical basis. The information below should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" included elsewhere in this report.

        We have derived the historical consolidated financial data as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 from our audited consolidated financial statements included in Item 8 of this report. We have derived the historical consolidated balance sheet data as of December 31, 2010 and 2009 from our audited consolidated financial statements not included in this report. We have derived the historical consolidated balance sheet data as of December 31, 2008 and the historical consolidated statement of operations data for the year ended December 31, 2008 from the audited consolidated financial statements of RTEA not included in this report.

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

Selected Consolidated Financial and Other Data

CPE Inc.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except per share amounts)
Statement of Operations Data
Revenue	$1,516.8	$1,553.7	$1,370.8	$1,398.2	$1,239.7
Operating income	241.9	250.5	211.9	255.0	124.9
Income from continuing operations	173.7	189.8	117.2	182.5	88.3
Income (loss) from discontinued operations	—	—	—	211.1	(25.2)
Net income	173.7	189.8	117.2	393.6	63.1
Amounts attributable to controlling interest(1)
Income from continuing operations	173.7	189.8	33.7	170.6	88.3
Income (loss) from discontinued operations	—	—	—	211.1	(25.2)
Net income	173.7	189.8	33.7	381.7	63.1
Earnings per share attributable to controlling interest—basic(1)(2)
Income from continuing operations	$2.89	$3.16	$1.06	$3.01	$1.47
Income (loss) from discontinued operations	$—	$—	$—	$3.73	$(0.42)
Net income	$2.89	$3.16	$1.06	$6.74	$1.05
Earnings per share attributable to controlling interest—diluted(1)(2)
Income from continuing operations	$2.85	$3.13	$1.06	$2.97	$1.47
Income (loss) from discontinued operations	$—	$—	$—	$3.52	$(0.42)
Net income	$2.85	$3.13	$1.06	$6.49	$1.05

	December 31,
	2012	2011	2010	2009	2008
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$197.7	$404.2	$340.1	$268.3	$15.9
Investments in marketable securities	80.3	75.2	—	—	—
Property, plant and equipment, net	1,678.3	1,350.1	1,008.3	987.1	927.9
Assets of continuing operations	2,351.3	2,319.3	1,915.1	1,677.6	1,198.0
Total assets	2,351.3	2,319.3	1,915.1	1,677.6	1,785.2
Long-term debt	596.5	596.1	595.7	595.3	—
Federal coal leases obligations	186.1	288.3	118.3	169.1	206.3
Liabilities of continuing operations	1,420.3	1,568.9	1,383.9	1,232.1	672.8
Total liabilities	1,420.3	1,568.9	1,383.9	1,232.1	800.0
Controlling interest equity(1)	931.0	750.4	531.2	252.9	985.2
Noncontrolling interest equity(1)	—	—	—	192.6	—

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions)
Other Data
Adjusted EBITDA(5)	$338.8	$351.7	$322.7	$320.6	$207.2
Adjusted EPS(5)	$2.15	$2.47	$1.74	$2.48	$1.06
Asian export tons—Logistics and Related Activities	4.4	4.7	3.3	1.6	0.7
Tons sold—Owned and Operated Mines(3)	90.6	95.6	93.7	90.9	93.7
Tons sold—Decker mine(4)	1.4	1.5	1.5	2.3	3.3
Tons purchased and resold	0.9	1.6	1.7	10.1	8.1
Total tons sold	93.0	98.7	96.9	103.3	105.1
Ratio of earnings to fixed charges—see Exhibit 12.1	3.5	3.0	2.7	11.9	5.0

(1)
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

(2)
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

(3)
Inclusive of intersegment sales.

(4)
Based on our 50% non-operating interest.

(5)
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

  EBITDA represents income from continuing operations, or net income, as applicable, before (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, (4) amortization, and (5) accretion. Adjusted EBITDA represents EBITDA as further adjusted to exclude specifically identified items that management believes do not directly reflect our core operations. For the periods presented herein, the specifically identified items are the income statement amounts for: (1) the updates to the tax agreement liability, including tax impacts of the IPO and Secondary Offering, (2) adjustments for derivative financial instruments including mark-to-market amounts and cash settlements realized, and (3) a significant broker contract that expired in the first quarter of 2010.

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

  Our management recognizes that using Adjusted EBITDA and Adjusted EPS as performance measures has inherent limitations as compared to income from continuing operations, net income, EPS or other U.S. GAAP financial measures, as these non-GAAP measures exclude certain items, including items that are recurring in nature, which may be meaningful to investors. Adjusted EBITDA excludes interest expense and interest income; however, as we have historically borrowed money in order to finance transactions and operations, and have invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and influence our ability to generate revenue and returns for stockholders. Adjusted EBITDA excludes depreciation and depletion and amortization; however, as we use capital and intangible assets to generate revenue, depreciation, depletion and amortization are necessary elements of our costs and ability to generate revenue. Adjusted EBITDA also excludes accretion expense; however, as we are legally obligated to pay for costs associated with the reclamation and closure of our mine sites, the periodic accretion expense relating to these reclamation costs is a necessary element of our costs and ability to generate revenue. Adjusted EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. Adjusted EBITDA and Adjusted EPS exclude the tax impacts of the IPO and Secondary Offering; however, this represents our current estimate of payments on the tax agreement liability that we will be required to make to Rio Tinto and changes to the realizability of our deferred tax assets based on changes in our estimated future taxable income. Adjusted EBITDA and Adjusted EPS exclude mark-to-market adjustments on our derivative financial instruments; however, gains and/or losses that are realized are included when the derivative financial instruments are settled. Finally, Adjusted EBITDA and Adjusted EPS exclude income statement amounts attributable to our significant broker contract that expired in the first quarter of 2010; however, this historically represented a positive contribution to our operating results.

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

  A reconciliation of net income from continuing operations to Adjusted EBITDA for each of the periods presented is as follows:

  CPE Inc.

	Year Ended December 31,
	2012	2011	2010	2009		2008
	(in millions)
Net income	$173.7	$189.8	$117.2	$	*	$	*
Income from continuing operations	*	*	*		182.5		88.3

Interest income	(1.1)	(0.6)	(0.6)		(0.3)		(2.9)
Interest expense	36.3	33.9	46.9		6.0		20.4
Income tax expense	62.6	11.4	32.0		68.2		25.3
Depreciation and depletion	94.6	87.1	100.0		97.9		89.0
Amortization	—	—	3.2		28.7		46.0
Accretion	13.2	12.5	12.5		12.6		12.7

EBITDA	379.3	334.1	311.3		395.6		278.9

Tax agreement expense(1)	(29.0)	19.9	19.7		—		—
Derivative financial instruments(2)	(11.5)	(2.3)	—		—		—
Expired significant broker contract	—	—	(8.2)		(75.0)		(71.6)

Adjusted EBITDA	$338.8	$351.7	$322.7		$320.6		$207.2

*
For 2009 and prior periods, CPE Inc. reported discontinued operations. Accordingly, for such periods, net income from continuing operations is the comparable U.S. GAAP financial measure for Adjusted EBITDA.

(1)
Changes to related deferred taxes are included in income tax expense.

(2)
Mark-to-market and realized gains on derivative financial instruments consisted of the following (in millions):

	Year Ended December 31,
	2012	2011
Mark-to-market (gains) losses	$(22.8)	$(2.3)
Realized gains(3)	11.2	—

Net derivative financial instrument activity	$(11.5)	$(2.3)

(3)
Derivative cash settlement gains and losses reflected within operating cash flows.

  See Note 9 for a discussion related to the fair value of derivative financial instruments. There were no derivative financial instruments for the years ended December 31, 2010, 2009 or 2008.

  A reconciliation of diluted earnings (loss) per common share attributable to controlling interest from continuing operations to Adjusted EPS for the periods presented is as follows:

	Year Ended December 31,
	2012	2011	2010		2009		2008
Diluted earnings per common share attributable to controlling interest	$2.85	$3.13		$1.06	$	*	$	*
Diluted earnings per common share attributable to controlling interest from continuing operations	*	*	$	*		$2.97		$1.47

Tax agreement expense including tax impacts of IPO and Secondary Offering	(0.58)	(0.63)		0.78		—		—
Derivative financial instruments	(0.12)	(0.02)		—		—		—
Expired significant broker contract	—	—		(0.10)		(0.49)		(0.41)

Adjusted EPS	$2.15	$2.47		$1.74		$2.48		$1.06

Weighted-average shares outstanding (in millions)	60.9	60.6		31.9		60.0		60.0

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Cloud Peak Energy Resources LLC ("CPE Resources") is the sole direct subsidiary of Cloud Peak Energy Inc. ("CPE Inc."), providing 100% of CPE Inc.'s total consolidated revenue for the year ended December 31, 2012 and constituting nearly 100% of CPE Inc.'s total consolidated assets as of ended December 31, 2012.

        Unless the context indicates otherwise, the terms "Cloud Peak Energy," the "Company," "we," "us," and "our" refer to both CPE Inc. and CPE Resources and their subsidiaries. Discussions or areas of this report that either apply only to CPE Inc. or CPE Resources are clearly noted in such sections.

        This Item 7 may contain forward-looking statements that involve substantial risks and uncertainties. When considering these forward-looking statements you should keep in mind the cautionary statements in this report and our other Securities and Exchange Commission ("SEC") filings. Please see the sections entitled "Cautionary Notice Regarding Forward-Looking Statements" and Item 1A "Risk Factors" elsewhere in this document.

        This Item 7 is intended to help the reader understand our results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements in Item 8.

Overview

        CPE Inc. is one of the largest producers of coal in the U.S. and the PRB, based on our 2012 coal sales. We operate some of the safest mines in the coal industry. According to MSHA data, in 2012, we had one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.

        We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S, where we operate three wholly-owned surface coal mines, the Antelope mine, the Cordero Rojo mine and the Spring Creek mine, and own a 50% non-operating interest in a fourth surface mine, the Decker mine. We also have two major development projects, the Youngs Creek project and the potential Crow project. We continue to seek ways to increase our future export capacity through existing and proposed new Pacific Northwest export terminals, including our option agreement with SSA Marine and potential option at the Millennium terminal that would be granted upon closing our Decker transaction with Ambre Energy.

        Our Antelope and Cordero Rojo mines are located in Wyoming and are two of the four largest coal mines in the U.S. Our Spring Creek mine is located in Montana, and is the largest U.S. exporter of thermal coal into South Korea. Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities. We do not produce any metallurgical coal. Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation and steam output. In 2012, the coal we produced generated approximately 4% of the electricity produced in the U.S. As of December 31, 2012, we controlled approximately 1.3 billion tons of proven and probable reserves. For information regarding our revenue and long-lived assets by geographic area, as well as revenue from external customers, Adjusted EBITDA and total assets by segment, please see Note 20 of Notes to Consolidated Financial Statements in Item 8.

        During 2012, we acquired rights to substantial undeveloped coal and complementary surface assets in the Northern PRB ("Youngs Creek project"). In January 2013, we executed an option to lease agreement ("Option Agreement") and a corresponding exploration agreement ("Exploration Agreement") with the Crow Tribe of Indians, which are subject to approval by the Department of the Interior. This potential coal project (the "Crow project") is located on the Crow Indian Reservation in southeast Montana, near our Spring Creek mine and Youngs Creek project. We are in the process of evaluating the development options for the Youngs Creek project and the potential Crow project, but believe that their proximity to the Spring Creek mine represents an opportunity to optimize our mine developments in the Northern PRB.

        On December 5, 2012, we and the other 50% owner in the Decker mine, Ambre Energy, announced that we entered into agreements for Ambre Energy to purchase our 50% interest in the Decker mine and assume all reclamation liabilities. The agreements will also provide for the joint resolution and dismissal of the pending Decker litigation. See Item 3 "Legal Proceedings—Decker Litigation." The transaction is expected to close in the first half of 2013 and is subject to the satisfaction of various closing conditions.

        In February 2013, we announced a throughput option agreement with SSA Marine that provides us with an option for up to 16 million tonnes of capacity per year through the planned dry bulk cargo Gateway Pacific Terminal at Cherry Point in the State of Washington. Our potential share of capacity will depend upon the ultimate capacity of the terminal. The terminal would accommodate cape size vessels. Our option is exercisable following future permit completion for the terminal.

        For purposes of this report, the term "Northern PRB" refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming. Our Spring Creek mine, the Decker mine, the Youngs Creek project and the potential Crow project are located in the Northern PRB.

Segment Information

        Historically, we have reported one segment: the production of low-sulfur, thermal coal from surface mines located in the Western region of the U.S. within the PRB, which is sold to electric utilities and industrial customers. Based upon current year results, we have presented our reportable segments for all periods as Owned and Operated Mines, Logistics and Related Activities, and Corporate and Other.

        Our Owned and Operated Mines segment is characterized by the predominant focus on thermal coal production where the sale occurs at the mine site and where title and risk of loss pass to the customer at that point. This segment includes our Antelope, Cordero Rojo, and Spring Creek mines. Sales in this segment are primarily to domestic electric utilities, although a portion is made to our Logistics and Related Activities segment. Our mines utilize surface mining extraction processes and are all located in the PRB.

        Our Logistics and Related Activities segment is characterized by the services we provide to our international and domestic customers where we deliver coal to them. Services provided typically include: delivered sales contract negotiations; purchase of coal from third parties or from our owned and operated mines; coordination of the transportation and delivery of purchased coal; and sales contract administration activities. Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process. Title and risk of loss pass to the customer in accordance with the contract and typically occur at either a vessel loading terminal, a vessel unloading terminal or an end use facility. Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment. Forward market pricing risk is managed through international coal forward contracts. The gains and losses resulting from our international coal forward derivative financial instruments are reported within this segment.

        Our Corporate and Other segment includes results relating to broker activity, our share of the Decker mine operations, and unallocated corporate costs and assets.

        Eliminations represent the purchase and sale of coal between reportable segments and the associated elimination of intercompany profit or loss in inventory.

History

        CPE Inc. acquired approximately 51% and the managing member interest in CPE Resources in exchange for a promissory note which was repaid with proceeds from its initial public offering of its common stock ("IPO") on November 19, 2009. Rio Tinto retained ownership of the remaining 49% until December 15, 2010, when CPE Inc. priced a secondary offering of its common stock on behalf of Rio Tinto. In connection with the secondary offering, CPE Inc. exchanged shares of common stock for the 49% common membership units of CPE Resources held by Rio Tinto and completed the secondary offering on behalf of Rio Tinto (the "Secondary Offering"), resulting in our acquisition of 100% of Rio Tinto's holdings in CPE Resources. As a result of this transaction, CPE Resources became a wholly-owned subsidiary of CPE Inc., and Rio Tinto no longer holds an interest in CPE Resources.

Core Business Operations

        Our key business drivers include the following:

  •
  the volume of coal sold from our owned and operated mines;

  •
  the price for which we sell our coal;

  •
  the costs of mining, including labor, repairs and maintenance, fuel, explosives, depreciation of capital equipment, and depletion of coal leases;

  •
  capital expenditures to acquire property, plant and equipment;

  •
  the volume of deliveries coordinated by our Logistics and Related Activities segment to customer contracted destinations;

  •
  the costs for logistics services, rail, and port charges for coal sales made on a delivered basis; and

  •
  the results of our coal forward contracts.

        The volume of coal that we sell in any given year is driven by global and domestic demand for coal-generated electric power. Demand for coal-generated electric power may be affected by many factors including weather patterns, natural gas prices, coal-fired generating capacity and utilization, environmental and legal challenges, political and regulatory factors, energy policies, international and domestic economic conditions, and other factors discussed in this Item 7 and in Item 1A "Risk Factors."

        The price at which we sell our coal is a function of the demand relative to the supply for coal. We typically enter into multi-year contracts with our customers which helps mitigate the risks associated with any short-term imbalance in supply and demand. We seek to enter each year with expected production effectively fully sold. This strategy helps us run our mines at predictable production rates, which helps us control operating costs.

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

        We incur significant capital expenditures to maintain, update and expand our mining equipment, surface land holdings and coal reserves. In line with the worldwide mining industry trends, the cost of capital equipment is generally increasing. In addition, as the costs of acquiring federal coal leases and associated surface rights increase, our depletion costs also increase. As of December 31, 2012, we controlled approximately 1.3 billion tons of proven and probable coal reserves. During the second quarter of 2012, we completed our acquisition of the Youngs Creek project for $300 million of available cash on hand. We believe the location of the coal and surface lands, as well as the quality of the acquired coal, position us well for continued supply in the domestic coal market and for future growth in our Asian exports as additional terminal capacity becomes available. As the Youngs Creek project is an undeveloped greenfield surface mine project, we are not yet able to classify these mineral rights as proven and probable reserves. There is no revenue or income related to the acquired properties. Future development timing and production levels are expected to depend largely on the availability of additional export terminal capacity on the West Coast and continued strong Asian demand for thermal coal.

        The volume of coal sold on a delivered basis is influenced by domestic and global market conditions. Domestic demand for coal sold on a delivered basis is currently flat while international demand has increased, enabling us to compete for international coal sales during the past few years.

        Coal sold on a delivered basis to customer contracted destinations, including sales to Asian customers, involves us arranging and paying for logistics services, which can include rail, rail car hire, and port charges including any demurrage incurred and other costs. These logistics costs are affected by volume, various scheduling considerations, and negotiated rates for rail and port services. We are also incurring costs to investigate and pursue development of additional port opportunities.

        We entered into coal forward contracts that are scheduled to settle at various dates between 2013 and 2016 to hedge a portion of our export coal sales.

Current Considerations

Owned and Operated Mines Segment

        The lower demand for our coal during 2012 was primarily a result of the warm 2011/2012 winter. This resulted in lower electricity demand and lower natural gas prices that allowed utilities to opportunistically switch generation to gas. As a result, during the first half of the year, utilities stockpiled a portion of their contracted coal. While PRB coal burn has recovered some ground as gas prices have risen, stockpiles are still at elevated levels.

        In response to weak market conditions and reduced production, our operations focused successfully on controlling variable costs. Condition monitoring and planned maintenance programs continue to allow equipment lives to be extended and reduce maintenance costs without compromising equipment integrity. Costs were also managed by reducing the use of outside contractors, matching hiring to production and completing more maintenance and capital projects without using contractors.

        For 2013, our Owned and Operated Mines segment is expected to experience relatively flat revenue compared to 2012 as realized prices are not expected to increase. Costs at the mines are expected to increase as the mines naturally progress and the increased strip ratio requires additional labor, consumables, and equipment. The combination of these factors will reduce our 2013 earnings.

Logistics and Related Activities Segment

        As international coal prices fell our export deliveries were reduced as we curtailed shipments through the Ridley terminal due to the greater rail costs for shipments through that terminal and focused on deliveries through the Westshore terminal. As a result of fewer tons being transported by us through the Ridley terminal, which is over 2,600 miles from our mines and can require us to utilize up to three different rail carriers, we were able to reduce the costs of deliveries in 2012 compared to 2011. We are hopeful that reduced international production and growing demand will support prices later in 2013. We have held off pricing export coal for the second half of 2013 to allow us to benefit if prices do rise in the next few months.

        On December 7, 2012, a vessel berthing at the Westshore terminal collided with the trestle leading to their larger berth leaving it inoperable. There were no vessels chartered or owned by us or our customers involved in the incident. As a result the terminal capacity was reduced to below 50% of the normal throughput, and we adjusted the timing of our Westshore shipments and slowed production at our Spring Creek mine accordingly. On February 8, 2013, Westshore announced that repairs to the damaged trestle at Berth 1 were completed to permit resumption of normal operations at Berth 1, and we expect to recommence shipments on this berth shortly.

        Federal, state and local authorities regulate the U.S. coal mining industry with respect to matters, including air quality standards, water pollution, plant and wildlife protection, the discharge of materials into the environment and the effects of mining on surface and groundwater quality and availability. These laws and regulations have had, and will continue to have, a significant effect on our production costs and our competitive position. Future laws, regulations or orders, including those relating to global climate change, may cause coal to become a less attractive fuel source, thereby reducing coal's share of the market for fuels and other energy sources used to generate electricity. See Part I—Item I. Business "Environmental and Other Regulatory Matters."

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Summary

        The following table summarizes key results (in millions):

	Year Ended December 31,		Change
	2012	2011	Amount	Percent
Total revenue	$1,516.8	$1,553.7	$(36.9)	(2.4)
Net income	173.7	189.8	(16.1)	(8.5)
Adjusted EBITDA(1)	338.8	351.7	(12.9)	(3.7)
Adjusted EPS(1)	$2.15	$2.47	$(0.32)	(13.0)
Asian export tons—Logistics and Related Activities	4.4	4.7	(0.3)	(6.4)
Total tons sold	93.0	98.7	(5.7)	(5.8)

(1)
Non-GAAP measure; please see definition in Item 6 and reconciliation below.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

        The following tables present a reconciliation of net income to Adjusted EBITDA, diluted earnings per common share to Adjusted EPS, and segment Adjusted EBITDA to net income (in millions, except per share amounts):

  Adjusted EBITDA

	Year Ended December 31,
	2012	2011
Net income	$173.7	$189.8

Interest income	(1.1)	(0.6)
Interest expense	36.3	33.9
Income tax expense	62.6	11.4
Depreciation and depletion	94.6	87.1
Accretion	13.2	12.5

EBITDA	379.3	334.1

Tax agreement expense(1)	(29.0)	19.9
Derivative financial instruments(2)	(11.5)	(2.3)
Expired significant broker contract	—	—

Adjusted EBITDA	$338.8	$351.7

(1)
Changes to related deferred taxes are included in income tax expense.

(2)
Mark-to-market and realized gains on derivative financial instruments consisted of the following (in millions):

	2012	2011
Mark-to-market (gains) losses	$(22.8)	$(2.3)
Realized gains(3)	11.2	—

Net derivative financial instrument activity	$(11.5)	$(2.3)

(3)
Derivative cash settlement gains and losses reflected within operating cash flows.

  Adjusted EPS

	Year Ended December 31,
	2012	2011
Diluted earnings per common share	$2.85	$3.13

Tax agreement expense including tax impacts of IPO and Secondary Offering	(0.58)	(0.63)
Derivative financial instruments	(0.12)	(0.02)
Expired significant broker contract	—	—

Adjusted EPS	$2.15	$2.47

Weighted-average shares outstanding	60.9	60.6

  Adjusted EBITDA by Segment

	Year Ended December 31,
	2012	2011
Owned and Operated Mines
Adjusted EBITDA	$283.3	$318.8
Depreciation and depletion	(89.2)	(80.4)
Accretion	(9.5)	(8.0)
Derivative financial instruments	0.1	—
Other	0.9	0.3

Operating income	185.6	230.6

Logistics and Related Activities
Adjusted EBITDA	57.1	24.7
Derivative financial instruments	11.4	2.3

Operating income	68.4	27.0

Corporate and Other
Adjusted EBITDA	—	8.1
Depreciation and depletion	(5.3)	(6.7)
Accretion	(3.7)	(4.5)
Earnings from unconsolidated affiliates, net of tax	(1.6)	(1.8)

Operating income	(10.5)	(5.0)

Eliminations
Adjusted EBITDA	(1.6)	0.1

Operating income	(1.6)	0.1

Consolidated operating income	241.9	252.7
Interest income	1.1	0.6
Interest expense	(36.3)	(33.9)
Tax agreement expense	29.0	(19.9)
Other, net	(0.8)	(0.2)
Income tax expense	(62.6)	(11.4)
Earnings from unconsolidated affiliates, net of tax	1.6	1.8

Net income	$173.7	$189.8

Results of Operations

Revenue

        The following table presents revenue (in millions except per ton amounts):

	Year Ended December 31,		Change
	2012	2011	Amount	Percent
Owned and Operated Mines
Coal revenue	$1,195.7	$1,236.1	$(40.4)	(3.3)
Realized price per ton sold	$13.19	$12.92	$0.27	2.1
Tons sold	90.6	95.6	(5.0)	(5.2)
Other revenue	$10.0	$5.5	$4.5	81.8
Logistics and Related Activities
Revenue	$338.8	$327.4	$11.4	3.5
Corporate and Other
Revenue	$38.0	$50.9	$(12.9)	(25.3)
Eliminations of intersegment sales
Revenue	$(65.7)	$(66.2)	$0.5	0.8
Total Consolidated

Revenue	$1,516.8	$1,553.7	$(36.9)	(2.4)

        The decrease in revenue from our Owned and Operated Mines segment was the result of 5.0 million fewer tons of coal sold in 2012 compared to 2011, reflecting the lower demand for PRB coal due to domestic utility customers working through higher stockpiles that resulted from the warmer-than-average winter of 2011/2012, as well as competitive pressures of low natural gas prices. This decrease was partially offset by an increase to our realized price per ton sold in 2012 compared to 2011, reflecting prices committed and fixed in earlier years. Since the fourth quarter of 2011, coal prices have fallen due to the warm winter and low natural gas prices. This will negatively impact our future realized prices. Other revenue consists primarily of dust suppressant additives billed to our customers.

        Revenue from our Logistics and Related Activities segment increased primarily as a result of a higher volume of deliveries coordinated domestically partially offset by lower Asian deliveries through the ports. Higher prices earned on both our domestic deliveries and our Asian deliveries also contributed to the increase. Our Asian delivered sales are priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria. These indices include the Newcastle benchmark price, which is an established index for high Btu Australian thermal coal available to be loaded on a vessel at a coal terminal near Newcastle, north of Sydney. Based on the comparative quality and transport costs, our delivered sales are generally priced at approximately 60% to 70% of the forward Newcastle price.

        Revenue from our Corporate and Other segment was down due to fewer broker coal sales in 2012 compared to 2011. Revenue from the Decker operation was not significantly different between the respective periods.

Cost of Product Sold

        The following table presents cost of product sold (in millions except per ton amounts):

	Year Ended December 31,		Change
	2012	2011	Amount	Percent
Owned and Operated Mines
Cost of product sold (produced coal)	$867.4	$872.6	$(5.2)	(0.6)
Average cost per ton sold	$9.57	$9.12	$0.45	4.9
Other cost of product sold	$10.2	$6.9	$3.3	47.8
Logistics and Related Activities
Cost of product sold	$280.2	$294.2	$(14.0)	(4.8)
Corporate and Other
Cost of product sold	$38.7	$43.8	$(5.1)	(11.6)
Eliminations of Intersegment Sales
Cost of product sold	$(64.1)	$(66.4)	$2.3	3.5
Total Consolidated

Cost of product sold	$1,132.4	$1,151.1	$(18.7)	(1.6)

        The cost of product sold for our Owned and Operated Mines segment decreased marginally primarily as a result of lower non-income based taxes and explosive costs partially offset by higher labor and tire costs. The increase in the average cost per ton of coal sold is primarily the result of the impact of fixed costs on fewer tons sold. Other cost of product sold primarily consists of the cost of the dust suppressant additives included in other revenue.

        Cost of product sold for our Logistics and Related Activities segment decreased primarily due to fewer Asian deliveries through the ports, primarily through the Ridley terminal, which required greater rail freight and port charges in 2011. This amount was partially offset by an increase in the volume of deliveries coordinated domestically and an increase in the related freight rate.

        Cost of product sold for our Corporate and Other segment decreased primarily due to fewer broker ton purchases offset by increased costs at the Decker mine.

Operating Income

        The following table presents operating income (in millions):

	Year Ended December 31,		Change
	2012	2011	Amount	Percent
Owned and Operated Mines
Operating income	$185.6	$230.6	$(45.0)	(19.5)
Logistics and Related Activities
Operating income	$68.4	$27.0	$41.4	153.3
Corporate and Other
Operating income (loss)	$(10.5)	$(5.0)	$(5.5)	(110.0)
Eliminations of Intersegment Sales
Operating income	$(1.6)	$0.1	$(1.7)	*
Total Consolidated

Operating income	$241.9	$252.7	$(10.8)	(4.3)

        In addition to the revenue and cost of product sold factors previously discussed, operating income for our Owned and Operated Mines segment decreased due to a $15.7 million nonrecurring reduction of depreciation and depletion expense during 2011 that was recognized when the asset retirement obligation for our Antelope mine was adjusted as a result of the successful West Antelope II coal tract bids. Depreciation and depletion expense is expected to increase in the future as we mine into areas with higher cost coal.

        In addition to the revenue and cost of product sold factors previously discussed, operating income for our Logistics and Related Activities segment increased due to the increase in the favorable mark-to-market impact from our international coal forward contracts of $22.8 million in 2012 as compared to a $2.3 million favorable impact in 2011 as a result of declining international coal market prices.

        Operating income for our Corporate and Other segment decreased primarily due to the reduction in broker activity previously discussed.

Other Expense

        The following table presents other expense (in millions):

	Year Ended December 31,		Change
	2012	2011	Amount	Percent
Other expense (CPE Inc.)	$7.1	$53.3	$46.2	86.7
Other expense (CPE Resources)	$35.8	$33.3	$(2.5)	(7.5)

        The decrease in other expense for CPE Inc. is primarily the result of the 2011 tax agreement expense of $19.9 million as compared to a benefit of $29.0 million recognized during 2012. See Note 10 of Notes to Consolidated Financial Statements in Item 8. This decrease was offset by a $2.4 million increase in interest expense due to a decrease in the amount of interest capitalized in the current period.

        The increase in other expense for CPE Resources is due to a $2.4 million increase in interest expense caused by a decrease in the amount of interest capitalized in the current period.

Income Tax Provision

        The following table presents income tax provision (in millions):

	Year Ended December 31,
	2012	2011	Change
Income tax expense (CPE Inc.)	$62.6	$11.4	$51.2
Effective tax rate (CPE Inc.)	26.7%	5.7%	21.0%
Income tax expense (CPE Resources)	$52.0	$20.0	$32.0
Effective tax rate (CPE Resources)	25.2%	9.1%	16.1%

        Our statutory income tax rate, including state income taxes, was approximately 36%. The difference from that rate for the years ended December 31, 2012 and 2011 was primarily related to adjustments to the valuation allowance resulting from the third quarter annual calculation of our estimate of future taxable income.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Summary

        The following table summarizes key results (in millions):

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
Total revenue	$1,553.7	$1,370.8	$182.9	13.3
Net income	189.8	117.2	72.6	61.9
Adjusted EBITDA(1)	351.7	322.7	29.0	9.0
Adjusted EPS(1)	$2.47	$1.74	$0.73	42.0
Asian export tons—Logistics and Related Activities	4.7	3.3	1.4	42.4
Total tons sold	98.7	96.9	1.8	1.9

(1)
Non-GAAP measure; please see definition in Item 6 and reconciliation below.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

        The following tables present a reconciliation of net income to Adjusted EBITDA, diluted earnings per common share to Adjusted EPS, and segment Adjusted EBITDA to net income (in millions, except per share amounts):

  Adjusted EBITDA

	Year Ended December 31,
	2011	2010
Net income	$189.8	$117.2

Interest income	(0.6)	(0.6)
Interest expense	33.9	46.9
Income tax expense	11.4	32.0
Depreciation and depletion	87.1	100.0
Amortization	—	3.2
Accretion	12.5	12.5

EBITDA	334.1	311.3

Tax agreement expense(1)	19.9	19.7
Derivative financial instruments(2)	(2.3)	—
Expired significant broker contract	—	(8.2)

Adjusted EBITDA	$351.7	$322.7

(1)
Changes to related deferred taxes are included in income tax expense.

(2)
Mark-to-market and realized gains on derivative financial instruments consisted of the following (in millions):

	2011	2010
Mark-to-market (gains) losses	$(2.3)	$—
Realized gains(3)	—	—

Net derivative financial instrument activity	$(2.3)	$—

(3)
Derivative cash settlement gains and losses reflected within operating cash flows.

  Adjusted EPS

	Year Ended December 31,
	2011	2010
Diluted earnings per common share	$3.13	$1.06

Tax agreement expense including tax impacts of IPO and Secondary Offering	(0.63)	0.78
Derivative financial instruments	(0.02)	—
Expired significant broker contract	—	(0.10)

Adjusted EPS	$2.47	$1.74

Weighted-average shares outstanding	60.6	31.9

  Adjusted EBITDA by Segment

	Year Ended December 31,
	2011	2010
Owned and Operated Mines
Adjusted EBITDA	$318.8	$286.3
Depreciation and depletion	(80.4)	(95.6)
Amortization	—	(3.2)
Accretion	(8.0)	(9.1)
Expired significant broker contract	—	8.2
Other	0.3	(0.1)

Operating income	230.6	186.5

Logistics and Related Activities
Adjusted EBITDA	24.7	18.8
Depreciation and depletion	—	(0.1)
Derivative financial instruments	2.3	—

Operating income	27.0	18.8

Corporate and Other
Adjusted EBITDA	8.1	16.3
Depreciation and depletion	(6.7)	(4.4)
Accretion	(4.5)	(3.4)
Earnings from unconsolidated affiliates, net of tax	(1.8)	(3.2)

Operating income	(5.0)	5.3

Eliminations
Adjusted EBITDA	0.1	1.3

Operating income	0.1	1.3

Consolidated operating income	252.7	211.9
Interest income	0.6	0.6
Interest expense	(33.9)	(46.9)
Tax agreement expense	(19.9)	(19.7)
Other, net	(0.2)	0.2
Income tax expense	(11.4)	(32.0)
Earnings from unconsolidated affiliates, net of tax	1.8	3.2

Net income	$189.8	$117.2

Results of Operations

Revenue

        The following table presents revenue (in millions except per ton amounts):

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
Owned and Operated Mines
Coal revenue	$1,236.1	$1,154.7	$81.4	7.0
Realized price per ton sold	$12.92	$12.32	$0.60	4.9
Tons sold	95.6	93.7	1.9	2.0
Other revenue	$5.5	$0.2	$5.3	*
Logistics and Related Activities
Revenue	$327.4	$205.4	$122.0	59.4
Corporate and Other
Revenue	$50.9	$50.3	$0.6	1.2
Eliminations of Intersegment Sales
Revenue	$(66.2)	$(39.8)	$(26.4)	66.3
Total Consolidated

Revenue	$1,553.7	$1,370.8	$182.9	13.3

        The increase in revenue in our Owned and Operated Mines segment was the result of an increase in the realized price per ton of coal sold and an increase in tons sold in 2011 compared to 2010, reflecting the strong demand for our coal and the ability of our operations to overcome the rail transportation disruptions which were the result of the severe flooding experienced throughout the Midwestern United States during the spring and summer of 2011. Other revenue consists primarily of dust suppressant additives billed to our customers.

        Revenue for our Logistics and Related Activities segment increased primarily as a result of a higher volume of deliveries coordinated, including export contracts with delivered pricing terms that included logistics services, rail, and port charges. In addition, the prices that we earned for these services increased from 2010 to 2011. Our Asian delivered sales are priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria. These indices include the Newcastle benchmark price, which is an established index for high Btu Australian thermal coal available to be loaded on a vessel at a coal terminal near Newcastle, north of Sydney. Based on the comparative quality and transport costs, our delivered sales are generally priced at approximately 60% to 70% of the forward Newcastle price.

        Revenue for our Corporate and Other segment was not significantly different between the respective periods.

Cost of Product Sold

        The following table presents cost of product sold (in millions except per ton amounts):

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
Owned and Operated Mines
Cost of product sold	$872.6	$803.3	$69.3	8.6
Average cost per ton sold	$9.12	$8.57	$0.55	6.5
Other cost of product sold	$6.9	$1.2	$5.7	475.0
Logistics and Related Activities
Cost of product sold	$294.2	$179.5	$114.7	63.9
Corporate and Other
Cost of product sold	$43.8	$36.7	$7.1	19.3
Eliminations of intersegment sales
Cost of product sold	$(66.4)	$(41.1)	$(25.3)	61.6
Total Consolidated

Cost of product sold	$1,151.1	$979.6	$171.5	17.5

        The increase in the average cost per ton of coal sold for our Owned and Operated Mine segment is primarily the result of increases in costs related to the price of diesel fuel and lubricants as well as maintenance and repairs. Other cost of product sold primarily consists of the cost of the dust suppressant additives included in other revenue.

        Cost of product sold for our Logistics and Related Activities segment increased primarily due to increases in volumes and freight rates on our coal sold on a delivered basis, including Asian export sales.

        Cost of product sold for our Corporate and Other segment increased slightly due to higher costs per ton for broker sales and increased mining costs at the Decker mine.

Operating Income

        The following table presents operating income (in millions):

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
Owned and Operated Mines
Operating income	$230.6	$186.5	$44.1	23.6
Logistics and Related Activities
Operating income	$27.0	$18.8	$8.2	43.6
Corporate and Other
Operating income (loss)	$(5.0)	$5.3	$(10.3)	(194.3)
Eliminations of intersegment sales
Operating income	$0.1	$1.3	$(1.2)	(92.3)
Total Consolidated

Operating income	$252.7	$211.9	$40.8	19.3

        In addition to those factors previously discussed, operating income for our Owned and Operated Mines segment increased due to lower allocated selling, general and administrative costs primarily due to lower incentive compensation and the elimination of amounts paid to Rio Tinto under the transition services agreement, which concluded during 2010. Depreciation and depletion expense decreased $15.7 million due to the successful federal coal lease awards during 2011 which increased our Antelope mine's life by approximately 12 years. This reduced the discounted value of the future liability of the asset retirement obligation ("ARO") and the resulting non-cash credit reduced depreciation and depletion expense as the change exceeded the carrying amount of the related asset retirement cost.

        In addition to those factors previously discussed, operating income for our Logistics and Related Activities segment increased due to in the favorable mark-to-market impact from our international coal forward contracts of $2.3 million in 2011.

        In addition to those factors previously discussed, operating income for our Corporate and Other segment was not significantly different between respective periods.

Other Expense

        The following table presents other expense (in millions):

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
Other expense	$53.3	$65.9	$(12.6)	(19.1)

        Other expense was reduced by a $20.4 million increase in the amount of interest expense capitalized partially offset by $7.9 million of additional imputed interest during the year ended December 31, 2011. The increase in capitalized and imputed interest was the result of additional interest on the West Antelope II North and South Coal Tracts, which were acquired in the second quarter of 2011.

Income Tax Provision

        The following table presents income tax provision (in millions):

	Year Ended December 31,
	2011	2010	Change
Income tax expense (CPE Inc.)	$11.4	$32.0	$(20.6)
Effective tax rate (CPE Inc.)	5.7%	21.9%	(16.2)%
Income tax expense (benefit) (CPE Resources)	$20.0	$(0.8)	$20.8
Effective tax rate (CPE Resources)	9.1%	(0.5)%	9.6%

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

Liquidity and Capital Resources

	Year Ended December 31,
	2012	2011	2010
		(in millions)
Cash and cash equivalents	$197.7	$404.2	$340.1
Investments in marketable securities	80.3	75.2	—

Total	$278.0	$479.5	$340.1

        In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations, investments in marketable securities and borrowing capacity under CPE Resources's $500 million revolving credit facility. Subsequent to year-end, we executed an Accounts Receivable Securitization Facility ("A/R Securitization Program") with capacity of up to $75 million and organized a capital leasing program that could grow over time up to $150 million for some of our future capital equipment purchases. These programs will allow us to add flexibility and liquidity into our capital structure. For further details on the A/R Securitization Program, see below. Cash from operations depends on a number of factors beyond our control, such as the market price for our coal, the quantity of coal required by our customers, coal-fired electricity demand, regulatory changes and energy policies impacting our business, our costs of operating including the market price we pay for diesel fuel and other input costs, as well as costs of logistics including rail and port charges, and other risks and uncertainties, including those discussed in Item 1A "Risk Factors."

        Investments in marketable securities include highly-liquid securities which are investment grade. Our investment policy has the objective of minimizing the potential risk of principal loss and is intended to limit our credit exposure to any single issuer. Individual securities have various maturity dates; however, it is our expectation that we could sell any individual security in the secondary market at short notice allowing for improved liquidity.

        On June 3, 2011, CPE Resources entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") which establishes a commitment to provide us with a $500 million senior secured revolving credit facility that can be used to borrow funds or issue letters of credit. The Amended Credit Agreement matures on June 3, 2016. We may request incremental term loans or increase the revolving commitments in an aggregate amount of up to $200 million subject to compliance with certain conditions. The Amended Credit Agreement imposes limitations on the ability of CPE Resources and its subsidiaries to make distributions and/or extend loans to CPE Inc.

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

        The borrowing capacity under the Amended Credit Agreement is reduced by the amount of letters of credit issued. As of December 31, 2012, our borrowing capacity under the Amended Credit Agreement was $500 million. Our ability to borrow under our revolving credit facility is subject to the terms and conditions of the facility, including our compliance with financial and non-financial covenants.

        We believe these sources will be sufficient to fund our primary ordinary course uses of cash for the next 12 months, which include our costs of coal production, coal lease installment payments for LBAs and other coal tracts, capital expenditures, interest on our debt, and payments on the tax agreement liability.

        On June 29, 2012, we completed our acquisition of the Youngs Creek project and related coal and surface assets, including CX Ranch, from Chevron and CONSOL for $300 million. We utilized available cash on hand to fund the acquisition.

        During 2012, we made principal and interest payments totalling $129.2 million on committed LBAs. We will continue to explore opportunities to increase our reserve base by acquiring additional coal and surface rights. If we are successful in future bids for coal rights and other growth strategies, our cash flows could be significantly impacted as we would be required to make associated payments. For existing LBAs, we will make payments of $79 million in 2013.

        Our anticipated capital expenditures (excluding capitalized interest and federal lease payments), which we expect will be between $80 million and $110 million in 2013, include our estimates of expenditures necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and the addition of new equipment as necessary.

        Based on our estimates, we expect to make payments on the tax agreement liability of $19.5 million in 2013, payments averaging approximately $12.6 million each year during 2014 to 2017, and additional payments in subsequent years.

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

        CPE Resources and certain of our subsidiaries are parties to the A/R Securitization Program. In January 2013, we formed CPE Receivables LLC (the "SPE"), a special purpose, bankruptcy-remote wholly-owned subsidiary to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer undivided interests in up to $75.0 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit. There were no borrowings from the A/R Securitization Program at the time of filing. The SPE is consolidated into our financial statements.

Overview of Cash Transactions

        We started 2012 with $479.5 million of unrestricted cash and cash equivalents and investments in marketable securities. After capital expenditures and generating cash from our operating activities, we concluded the year ended December 31, 2012 with cash, cash equivalents and investments in marketable securities of $278.0 million. The $300 million Youngs Creek project acquisition was funded utilizing available cash on hand. During the year ended December 31, 2012, we were able to negotiate lower collateral requirements with the remainder of our surety bond providers thereby releasing the remaining $71.2 million of restricted cash. Additionally, we replaced our $10.5 million letter of credit that we used to secure our 50% share of additional reclamation obligations at the Decker mine with a $4.5 million deposit to a Decker reclamation trust, included within other long-term assets.

Cash Flows

	Year Ended December 31,
	2012	2011	2010
		(in millions)
Beginning balance—cash and cash equivalents	$404.2	$340.1	$268.3
Net cash provided by operating activities	247.4	296.8	324.8
Net cash used in investing activities(1)	(347.9)	(175.7)	(192.0)
Net cash used in financing activities	(106.0)	(57.0)	(61.0)

Ending balance—cash and cash equivalents	$197.7	$404.2	$340.1

Beginning balance—marketable securities	$75.2	$—	$—
Ending balance—marketable securities(1)	$80.3	$75.2	$—

(1)
Included in net cash used in investing activities is the purchase of marketable securities which are highly-liquid securities that are generally investment grade or better and are held as trading securities. Individual securities have various maturity dates; however, it is our expectation that we could sell any individual security in the secondary market allowing for improved liquidity.

        Cash flows of CPE Inc. and CPE Resources are not significantly different.

        The decrease in cash provided by operating activities from 2011 to 2012 was due to a decrease in net income as adjusted for noncash items and a decrease in working capital changes, primarily due to a decrease in accounts payable and accrued expenses and payments on the tax agreement liability partially offset by cash received from the settlement of derivative financial instruments. The decrease in accounts payable and accrued expenses was driven largely by the timing of payments made and the payment of LBA interest.

        The decrease in cash provided by operating activities from 2010 to 2011 was due to a decrease in working capital changes, primarily due to an increase in accounts receivable and payments on the tax agreement liability partially offset by an increase in net income as adjusted for noncash items. The increase in accounts receivable was driven largely by higher revenue in December 2011 as compared to December 2010.

        The increase in cash used in investing activities from 2011 to 2012 was primarily due to the acquisition of the Youngs Creek project, an increase in the cash paid for capitalized interest, and reduced restricted cash releases partially offset by a reduction in the cash paid for property, plant and equipment. In addition, in 2011, we made initial payments on federal coal leases of $69.4 million and investments in marketable securities of $75.2 million as compared to net investments of only $5.1 million in 2012.

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

        The increase in cash used in financing activities from 2011 to 2012 was primarily due to principal payments on federal coal leases of $102.2 million in 2012 as compared to $54.6 million in 2011.

        The decrease in cash used in financing activities from 2010 to 2011 primarily was due to distributions to Rio Tinto totaling $10.2 million made in 2010 compared to none in 2011 partially offset by a small increase in the principal portion of payments on federal coal leases and the payment of debt issuance costs of $2.2 million in 2011 related to our Amended Credit Agreement.

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

Senior Secured Revolving Credit Facility

        On June 3, 2011, CPE Resources entered into the Amended Credit Agreement. The Amended Credit Agreement establishes a commitment to provide us with a $500 million senior secured revolving credit facility, which can be used to borrow funds or issue letters of credit. Subject to the satisfaction of certain conditions, we may elect to increase the size of the revolving credit facility and/or request the addition of one or more new tranches of term loans in a combined amount of up to $200 million. Our obligations under the credit facility are secured by substantially all of CPE Resources's assets and substantially all of the assets of certain of CPE Resources's subsidiaries, subject to certain permitted liens and customary exceptions for similar coal financings. Our obligations under the credit facility are also supported by a guarantee by CPE Resources's domestic restricted subsidiaries. The credit facility matures on June 3, 2016. As of December 31, 2012, no letters of credit and no cash borrowings were outstanding under the credit facility.

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

        On January 18, 2013, CPE Resources entered into Amendment No. 2 to the Amended Credit Agreement and Amendment No. 1 to the Security Agreement, which provides for amendments to allow for the release of certain types of liens, among other things.

        Loans under the credit facility bear interest at the London Interbank Offered Rate ("LIBOR") plus an applicable margin of between 1.75% and 2.50%, depending on CPE Resources's leverage ratio. We pay the lenders a commitment fee between 0.25% and 0.50% per year, depending on CPE Resources's leverage ratio, on the unused amount of the credit facility. Letters of credit issued under the credit facility, unless drawn upon, will incur a per annum fee from the date at which they are issued between 1.75% and 2.50% (2.50% at December 31, 2012) depending on CPE Resources's leverage ratio. Letters of credit that are drawn upon are converted to loans. In addition, in connection with the issuance of a letter of credit, we are required to pay the issuing bank a fronting fee of 0.25% per annum.

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

        The Amended Credit Agreement also requires us to comply with non-financial covenants that restrict certain corporate activities. These covenants include restrictions on our ability to incur additional debt and pay dividends, among other restrictive covenants. The Amended Credit Agreement also contains customary events of default with customary grace periods and thresholds. Our ability to access the available funds under the credit facility may be prohibited in the event that we do not comply with the covenant requirements or if we default on our obligations under the Amended Credit Agreement. At December 31, 2012, we were in compliance with the covenants contained in our Amended Credit Agreement.

        Under the Amended Credit Agreement, the subsidiaries of CPE Inc. are permitted to make distributions to CPE Inc. to enable it to pay federal, state and local income and certain other taxes it incurs that are attributable to the business and operations of its subsidiaries and to enable CPE Inc. to pay amounts on the tax agreement liability. In addition, as long as no default under the Amended Credit Agreement exists, the subsidiaries of CPE Inc. also may make annual distributions to CPE Inc. to fund dividends or repurchases of CPE Inc.'s stock and additional distributions in accordance with certain distribution limits in the Amended Credit Agreement. Finally, the subsidiaries of CPE Inc. may make loans to CPE Inc. subject to certain limitations in the Amended Credit Agreement.

Federal Coal Lease Obligations

        Our federal coal lease obligations consist of amounts payable to the BLM under leases, each of which require five equal annual payments. The remaining aggregate annual payments under our existing federal coal leases were as follows as of December 31, 2012 (in millions):

	2013	2014	2015	2016
North Maysdorf (Cordero Rojo mine)	$9.6	$—	$—	$—
WAII North (Antelope mine)	59.5	59.5	59.5	—
WAII South (Antelope mine)	9.9	9.9	9.9	—

Total	$79.0	$69.4	$69.4	$—

        We recognize imputed interest on federal coal leases based on an estimate of the credit-adjusted, risk-free rates reflecting our estimated credit rating at the inception of the lease. The carrying value reported on our balance sheet of our federal coal lease obligations was $186.1 million as of December 31, 2012. Additional amounts may be incurred should we bid and win additional coal leases in the future.

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

        As of December 31, 2012, we used surety bonds to secure outstanding obligations as follows (in millions):

Reclamation obligations(1)	$576.0
Lease obligations(2)	33.8
Other obligations(3)	0.5

Total off-balance sheet obligations	$610.3

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

        Our outstanding surety bonds in respect of our reclamation, lease and other obligations were $610.3 million at December 31, 2012 (including our obligations with respect to the Decker mine of $70.7 million) and are required by law. State statutes regulate and determine the calculation of the amounts of the bonds that we are required to hold. We do not believe that these state-mandated estimates are a true reflection of what our actual reclamation costs will be. Reclamation bond amounts represent an estimate of the near-term reclamation liability that assumes reclamation activities will be performed by a third party during the next one to five years. Because this evaluation is near-term, it is recalculated on a frequent basis, often annually. The basis for calculating bond requirements is substantially different than the requirements that apply to the determination of our ARO liability on our consolidated balance sheet, which is determined in accordance with U.S. GAAP. The state calculates our specific bond requirements considering assumed costs that the state would incur if they were required to complete the reclamation on our behalf. Additionally, where a multi-year bond, such as a three to five-year bond, is put into place, the state regulatory authority requires that the reclamation liability be calculated for the highest cost scenario over that period.

        The carrying amount of our reclamation obligations, as determined in accordance with U.S. GAAP, which are reported in our consolidated financial statements as ARO liabilities, was $240.6 million at December 31, 2012 (including $74.4 million with respect to the Decker mine), $1.6 million of which is classified as a current liability. We estimate our ARO liabilities based on disturbed acreage to date and the estimated cost of a third party to perform the work. The estimated ARO liabilities are also based on engineering studies and our engineering expertise related to the reclamation requirements. We also assume that reclamation will be completed after the end of the mine life based on our current reclamation area profiles, which may be a different land disturbance assumption than the state requires, as we generally perform reclamation concurrently with our mining activities. Finally, the carrying amount of our ARO liabilities reflects discounting of estimated reclamation costs using credit-adjusted, risk-free rates. For a discussion of the risks relating to our reclamation obligations, see Item 1A "Risk Factors—Risks Related to Our Business and Industry—If the assumptions underlying our reclamation and mine closure obligations are materially inaccurate, our costs could be significantly greater than anticipated."

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

Contractual Obligations

        As of December 31, 2012, we had the following contractual obligations (in millions):

	Total	2013	2014 - 2015	2016 - 2017	2018 and Thereafter
Senior notes(1)	$600.0	$—	$—	$300.0	$300.0
Coal lease obligations(2)	188.9	65.0	122.9	—	1.0
Interest related to long-term obligations(3)	334.1	66.2	116.4	100.5	51.0
Operating and capital lease obligations	6.1	1.1	2.0	1.6	1.4
Coal purchase obligations(4)	28.6	28.6	—	—	—
Transportation and supplies(5)	183.9	57.8	42.5	23.3	60.3
Capital expenditure obligations(4)	44.0	20.3	—	—	23.7

Total	$1,385.6	$239.0	$283.8	$425.4	$437.4

(1)
CPE Resources issued $600 million aggregate principal amount of senior notes in two tranches due 2017 and 2019. CPE Resources also has entered into a $500 million Amended Credit Agreement, none of which had been drawn as of December 31, 2012. See Note 11 of Notes to Consolidated Financial Statements in Item 8.

(2)
Coal lease obligations include our discounted payment obligations under federal coal leases, private coal leases and land purchase notes. See Note 12 of Notes to Consolidated Financial Statements in Item 8.

(3)
As of December 31, 2012, we had outstanding commitments for interest related to our senior notes, private coal lease and land purchase notes, and imputed interest for our federal coal lease obligations. See Notes 11 and 12 of Notes to Consolidated Financial Statements in Item 8.

(4)
As of December 31, 2012, we had outstanding commitments for coal purchases and capital expenditures which are not included on our consolidated balance sheet. See Note 15 of Notes to Consolidated Financial Statements in Item 8.

(5)
As of December 31, 2012, we had outstanding commitments for transportation of $159.4 million and commitments for the purchase of supplies to be used in our mining operations of $24.6 million. See Note 15 of Notes to Consolidated Financial Statements in Item 8.

        This table does not include our estimated AROs. As discussed in "Critical Accounting Policies and Estimates—Asset Retirement Obligations" below, the current and noncurrent carrying amount of our AROs involves a number of estimates, including the amount and timing of the payments to satisfy these obligations. The timing of payments is based on numerous factors, including projected mine closing dates. Based on our assumptions, the carrying amount of our AROs (excluding concurrent reclamation and amounts due in the current period) as determined in accordance with U.S. GAAP is $240.6 million as of December 31, 2012. See Note 13 of Notes to Consolidated Financial Statements in Item 8.

        This table does not include our contractual obligations related to an agreement we entered into in April 2008 to purchase land adjacent to our Antelope mine, whereby the seller may require us to pay a purchase price of up to $23.7 million, which will close between April 2013 and April 2018.

        This table does not include payments that we expect to make on the tax agreement liability. We have recognized a $116.5 million liability for our estimated payments we expect to pay RTEA, of which $19.5 million and $97.0 million is classified as current and noncurrent, respectively, as of December 31, 2012. The estimated liability is based on forecasts of future taxable income over the anticipated life of our mining operations and reclamation activities, assuming no additional coal reserves are acquired. The assumptions used in our forecasts are subject to substantial uncertainty about our future business operations and the actual payments that we are required to make on the tax agreement liability could differ materially from our estimates. Based on our estimates as of December 31, 2012, we expect to make payments of $19.5 million in 2013, payments averaging approximately $12.6 million each year during 2014 to 2017 and additional payments in subsequent years. See Item 1A "Risk Factors—Other Risks Related to Our Corporate Structure and Common Stock—We are required to pay RTEA for most of the tax benefits we may claim as a result of the tax basis step-up we received in connection with the IPO, related IPO structuring transactions and Secondary Offering. In certain cases, payments to RTEA may be accelerated or exceed our actual cash tax savings. These provisions may deter a change in control of our company."

Critical Accounting Policies and Estimates

        The preparation of consolidated financial statements and related disclosures in accordance with accounting principles generally accepted in the U.S. requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, and revenue and expenses, as well as the disclosure of contingent assets and liabilities. We base our judgments, estimates, and assumptions on historical information and other known factors that we deem relevant. Estimates are inherently subjective, as significant management judgment is required regarding the assumptions utilized to calculate accounting estimates in our consolidated financial statements, including the notes thereto. Actual results could differ materially from the amounts reported based on variability in factors affecting these consolidated financial statements. Our significant accounting policies are described in Note 3 of Notes to Consolidated Financial Statements in Item 8. This section describes those accounting policies and estimates that we believe are critical to understanding our consolidated financial statements.

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

        The amount recorded as an ARO for a mine may change as a result of mining permit changes granted by mining regulators, changes in the timing of mining activities and the mine's productivity from original estimates and changes in the estimated costs or the timing of reclamation activities. We periodically update estimates of cash expenditures to meet each mine's reclamation requirements and we adjust the ARO to fair value in accordance with U.S. GAAP, which generally requires a measurement of the present value of any change in estimated reclamation costs using credit-adjusted, risk-free rates. If a reduction of the asset retirement obligation exceeds the carrying amount of the related asset retirement cost, the adjustment is recorded as a reduction of depletion expense. Annually, we analyze AROs on a mine-by-mine basis and, if necessary, adjust the balance to take into account any changes in estimates. In addition, on an interim basis, we may update the liability based on significant changes to the life of mine.

Tax Agreement Liability

        We have recognized a tax agreement liability reflecting our estimate of the undiscounted amounts that we expect to pay to RTEA under this agreement. Periodically, we adjust the liability based on an updated estimate of the amounts that we expect to pay, using assumptions consistent with those used in our concurrent estimate of the deferred tax asset valuation allowance. These periodic adjustments to the tax agreement liability are reflected in our consolidated pretax income, and may also result in corresponding adjustments to our income tax expense and deferred income tax accounts. Increases in our estimates of future taxable income through, for example, acquisitions of additional coal reserves increase the likelihood of our future profitability, and therefore, are likely to increase our tax agreement liability and related deferred tax asset in the future. Although our periodic adjustments to the deferred tax asset valuation allowance and tax agreement liability are based on consistent assumptions, the calculations required to determine these estimates differ in certain respects and the related adjustments will not have offsetting or proportionate effects on our earnings. In addition, our estimates reflect assumptions about future events that are inherently uncertain. Accordingly, our periodic adjustments to the deferred tax asset valuation allowance and the tax agreement liability may have material and unpredictable effects on our consolidated financial statements.

Seasonality

        Our customers generally respond to seasonal variations in electricity demand based upon the number of heating degree days and cooling degree days. Due to utility stockpile management, our coal sales do not experience the same direct seasonal volatility; however, extended mild weather patterns can impact the demand for our coal. Our sales typically benefit from decreases in customers' stockpiles due to high electricity demand. Conversely, when these stockpiles increase, demand for our coal will typically soften. Further, our ability to deliver coal is impacted by the seasons. For example, in the spring and summer of 2011, the Midwest region experienced severe flooding which disrupted rail service to mines in the PRB and affected the ability of those customers who were impacted by the flooding to take coal deliveries.

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

Commodity Price Risk

        Market risk includes the potential for changes in the market value of our coal portfolio. Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations. As of December 31, 2012, we had committed to sell approximately 89 million tons during 2013, of which 81 million tons are under fixed-price contracts. A $1 change to the average coal sales price per ton for these 8 million unpriced tons would result in an approximate $8 million change to the coal sales revenue. In addition, we entered into certain forward financial contracts linked to Newcastle coal prices to help manage our exposure to variability in future international coal prices. As of December 31, 2012, we held coal forward contracts for approximately 1.1 million tons which will settle between 2012 and 2016. A $1 change to the market index price per ton for these coal forward contracts would result in an approximate $1.1 million change to operating income.

        We also face price risk involving other commodities used in our production process, primarily diesel fuel. Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $10.8 million over the next 12 months. In addition, during the second quarter of 2012, we commenced the use of costless collars to manage certain exposures to diesel fuel prices. As the band of the costless collar is greater than 10%, it had no impact on this calculation. The terms of the program are disclosed in Note 7 of Notes to Consolidated Financial Statements in Item 8. While we would not receive the full benefit of extreme price decreases, the collars mitigate the risk of extreme crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on cash flow.

Interest Rate Risk

        Our Amended Credit Agreement is subject to an adjustable interest rate. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Revolving Credit Facility." We had no outstanding borrowings under our credit facility as of December 31, 2012. If we borrow funds under the revolving credit facility, we may be subject to increased sensitivity to interest rate movements. Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

        When appropriate (as determined by our credit management function), we have taken steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps include obtaining letters of credit and requiring prepayments for shipments. See Item 1A "Risk Factors—Risks Related to Our Business and Industry—We are exposed to counterparty risk with our customers, trading partners, financial institutions, and other parties with whom we conduct business."

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cloud Peak Energy Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Cloud Peak Energy Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Denver, CO
February 13, 2013

Report of Independent Registered Public Accounting Firm

To the Member of Cloud Peak Energy Resources LLC:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Cloud Peak Energy Resources LLC and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Denver, CO
February 13, 2013

CLOUD PEAK ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue	$1,516,772	$1,553,661	$1,370,761

Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	1,132,399	1,151,117	979,573
Depreciation and depletion	94,575	87,127	100,023
Amortization	—	—	3,197
Accretion	13,189	12,469	12,499
Derivative financial instruments	(22,754)	(2,275)	—
Selling, general and administrative expenses	54,548	51,061	63,594
Other operating costs	2,949	1,419	—

Total costs and expenses	1,274,906	1,300,918	1,158,886

Operating income	241,866	252,743	211,875

Other income (expense)
Interest income	1,086	592	565
Interest expense	(36,327)	(33,866)	(46,938)
Tax agreement benefit (expense)	29,000	(19,854)	(19,669)
Other, net	(847)	(170)	157

Total other expense	(7,088)	(53,298)	(65,885)

Income before income tax provision and earnings from unconsolidated affiliates	234,778	199,445	145,990
Income tax expense	(62,614)	(11,449)	(31,982)
Earnings from unconsolidated affiliates, net of tax	1,556	1,801	3,189

Net income	173,720	189,797	117,197
Less: Net income attributable to noncontrolling interest	—	—	83,460

Net income attributable to controlling interest	173,720	189,797	33,737

Other comprehensive income
Retiree medical plan amortization of prior service costs	1,575	1,305	1,405
Retiree medical plan adjustment	(4,665)	(5,602)	(3,587)
Decker pension adjustments	204	(1,885)	295
Income tax on retiree medical plan and pension adjustments	1,039	2,226	916

Other comprehensive income	(1,847)	(3,956)	(971)

Total comprehensive income	171,873	185,841	116,226
Less: Comprehensive income attributable to the noncontrolling interest	—	—	(84,114)

Total comprehensive income attributable to controlling interest	$171,873	$185,841	$32,112

Earnings per common share attributable to controlling interest:
Basic	$2.89	$3.16	$1.06

Diluted	$2.85	$3.13	$1.06

Weighted-average shares outstanding—basic	60,093	60,004	31,889

Weighted-average shares outstanding—diluted	60,927	60,637	31,889

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$197,691	$404,240
Investments in marketable securities	80,341	75,228
Restricted cash	—	71,245
Accounts receivable	76,117	95,247
Due from related parties	1,561	471
Inventories, net	81,675	71,648
Deferred income taxes	28,112	37,528
Derivative financial instruments	13,785	2,275
Other assets	16,513	13,019

Total current assets	495,795	770,901
Noncurrent assets
Property, plant and equipment, net	1,678,294	1,350,135
Goodwill	35,634	35,634
Deferred income taxes	101,075	132,828
Other assets	40,525	29,821

Total assets	$2,351,323	$2,319,319

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$49,589	$71,427
Royalties and production taxes	129,351	136,072
Accrued expenses	50,364	65,928
Current portion of tax agreement liability	19,485	19,113
Current portion of federal coal lease obligations	63,191	102,198
Other liabilities	2,770	4,971

Total current liabilities	314,750	399,709
Noncurrent liabilities
Tax agreement liability, net of current portion	97,053	151,523
Senior notes	596,506	596,077
Federal coal lease obligations, net of current portion	122,928	186,119
Asset retirement obligations, net of current portion	238,991	192,707
Other liabilities	50,073	42,795

Total liabilities	1,420,301	1,568,930

Commitments and Contingencies (Note 15)
Equity
Common stock ($0.01 par value; 200,000 shares authorized; 61,114 and 60,923 shares issued and 60,839 and 60,923 outstanding at December 31, 2012 and 2011, respectively)	608	609
Treasury stock 276 shares and 0 shares at December 31, 2012 and 2011, respectively	(5,390)	—
Additional paid-in capital	550,452	536,301
Retained earnings	405,813	232,093
Accumulated other comprehensive loss	(20,461)	(18,614)

Total equity	931,022	750,389

Total liabilities and equity	$2,351,323	$2,319,319

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Retained Earnings (Deficit)		Non- controlling Interest
	Shares	Amount	Shares	Amount					Total
Balances at December 31, 2009	31,449	$314	—	$—	$251,083	$8,459	$(6,951)	$192,573	$445,478
Comprehensive income:
Net income				—	—	33,737	—	83,460	117,197
Postemployment benefit adjustment, net of tax				—	—	—	(1,625)	654	(971)

Total comprehensive income				—	—	33,737	(1,625)	84,114	116,226
Adjustment to beginning balance, tax agreement liability				—	2,414	—	—	—	2,414
Stock compensation				—	7,234	—	—	—	7,234
Restricted stock issuance	29	1		—	(1)	—	—	—	—
Distributions to Rio Tinto				—	—	—	—	(10,203)	(10,203)
Change in ownership allocation				—	—	100	—	(100)	—
Effects of Secondary Offering	29,400	294		—	242,222	—	(6,082)	(266,384)	(29,950)

Balances at December 31, 2010	60,878	609	—	—	502,952	42,296	(14,658)	—	531,199
Comprehensive income:
Net income				—	—	189,797	—	—	189,797
Postemployment benefit adjustment, net of tax				—	—	—	(3,956)	—	(3,956)

Total comprehensive income				—	—	189,797	(3,956)	—	185,841
Tax impact of Secondary Offering				—	24,546	—	—	—	24,546
Stock compensation				—	8,803	—	—	—	8,803
Restricted stock issuance, net of forfeitures	45	—		—	—	—	—	—	—

Balances at December 31, 2011	60,923	609	—	—	536,301	232,093	(18,614)	—	750,389
Comprehensive income:
Net income				—		173,720	—	—	173,720
Postemployment benefit adjustment, net of tax				—		—	(1,847)	—	(1,847)

Total comprehensive income				—		173,720	(1,847)	—	171,873
Excess tax benefits related to equity-based compensation	—	—	—	—	1,201	—	—	—	1,201
Employee stock purchases	69	1	—	—	1,087	—	—	—	1,088
Stock compensation	—	—	—	—	11,796	—	—	—	11,796
Restricted stock issuance, net of forfeitures	119	1	—	—	(1)	—	—	—	—
Employee common stock withheld to cover withholding taxes	(276)	(3)	276	(5,390)	3	—	—	—	(5,390)
Exercise of stock options	4	—	—	—	65	—	—	—	65

Balances at December 31, 2012	60,839	$608	276	$(5,390)	$550,452	$405,813	$(20,461)	$—	$931,022

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$173,720	$189,797	$117,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	94,575	87,127	103,220
Accretion	13,189	12,469	12,499
Earnings from unconsolidated affiliates	(1,556)	(1,801)	(3,189)
Distributions of income from unconsolidated affiliates	1,023	5,250	35
Deferred income taxes	42,210	(11,224)	28,503
Tax agreement (benefit) expense	(29,000)	19,854	19,669
Stock compensation expense	11,796	8,796	7,234
Mark-to-market gains	(22,754)	(2,275)	—
Other	11,795	11,506	5,377
Changes in operating assets and liabilities:
Accounts receivable	18,632	(30,074)	17,636
Inventories, net	(9,077)	(6,452)	(638)
Due to or from related parties	(1,090)	(37)	7,906
Other assets	(4,486)	4,436	(10,090)
Accounts payable and accrued expenses	(32,137)	26,327	27,040
Tax agreement liability	(25,097)	(9,409)	(1,685)
Asset retirement obligations	(5,632)	(7,506)	(5,938)
Settlement of derivatives	11,244	—	—

Net cash provided by operating activities	247,355	296,784	324,776

Investing activities
Acquisitions of Youngs Creek and CX Ranch coal and land assets	(300,377)	—	—
Purchases of property, plant and equipment	(53,550)	(108,733)	(65,041)
Cash paid for capitalized interest	(50,119)	(33,989)	(26,598)
Investments in marketable securities	(67,576)	(75,228)	—
Maturity and redemption of investments	62,463	—	—
Investment in development projects	(7,389)	—	—
Initial payment on federal coal leases	—	(69,407)	—
Return of restricted cash	71,244	110,972	116,533
Partnership escrow deposit	(4,470)	—	—
Deposit of restricted cash	—	—	(218,425)
Other	1,909	713	1,511

Net cash used in investing activities	(347,865)	(175,672)	(192,020)

Financing activities
Principal payments on federal coal leases	(102,198)	(54,630)	(50,768)
Proceeds from issuance of common stock	65	—	—
Distributions to former parent	—	—	(10,203)
Other	(3,906)	(2,343)	—

Net cash used in financing activities	(106,039)	(56,973)	(60,971)

Net increase (decrease) in cash and cash equivalents	(206,549)	64,139	71,785
Cash and cash equivalents at beginning of period	404,240	340,101	268,316

Cash and cash equivalents at end of period	$197,691	$404,240	$340,101

Supplemental cash flow disclosures:
Interest paid	$84,201	$62,792	$69,317
Income taxes paid, net	$27,017	$6,161	$9,120
Supplemental noncash investing and financing activities:
Obligations to acquire federal coal leases and other mineral rights	$—	$224,658	$—
Noncash interest capitalized	$7,845	$16,092	$6,896
Capital expenditures included in accounts payable	$4,579	$10,893	$37,541

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC
(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Revenue	$1,516,772	$1,553,661	$1,370,761

Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	1,132,399	1,151,117	979,573
Depreciation and depletion	94,575	87,127	100,023
Amortization	—	—	3,197
Accretion	13,189	12,469	12,499
Derivative financial instruments	(22,754)	(2,275)	—
Selling, general and administrative expenses	54,548	51,061	63,546
Other operating costs	2,949	1,419	—

Total costs and expenses	1,274,906	1,300,918	1,158,838

Operating income	241,866	252,743	211,923

Other income (expense)
Interest income	1,086	592	565
Interest expense	(36,016)	(33,762)	(46,917)
Other, net	(847)	(170)	157

Total other expense	(35,777)	(33,340)	(46,195)

Income before income tax provision and earnings from unconsolidated affiliates	206,089	219,403	165,728
Income tax (expense) benefit	(52,036)	(19,983)	780
Earnings from unconsolidated affiliates, net of tax	1,556	1,801	3,945

Net income	155,609	201,221	170,453

Other comprehensive income
Retiree medical plan amortization of prior service costs	1,575	1,305	1,405
Retiree medical plan adjustment	(4,665)	(5,602)	(3,587)
Decker pension adjustment	204	(1,885)	295
Income taxes on retiree medical plan adjustments	1,039	2,226	—

Other comprehensive income	(1,847)	(3,956)	(1,887)

Total comprehensive income	$153,762	$197,265	$168,566

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC
(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$197,691	$404,240
Investments in marketable securities	80,341	75,228
Restricted cash	—	71,245
Accounts receivable	76,117	95,247
Inventories, net	81,675	71,648
Deferred income taxes	21,096	30,648
Derivative financial instruments	13,785	2,275
Other assets	16,224	12,610

Total current assets	486,929	763,141
Noncurrent assets
Property, plant and equipment, net	1,678,294	1,350,135
Goodwill	35,634	35,634
Deferred income taxes	66,136	78,280
Other assets	40,478	29,773

Total assets	$2,307,471	$2,256,963

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$49,571	$71,377
Royalties and production taxes	129,351	136,072
Accrued expenses	43,908	51,799
Due to related parties	10,993	27,420
Current portion of federal coal lease obligations	63,191	102,198
Other liabilities	2,769	4,971

Total current liabilities	299,783	393,837
Noncurrent liabilities
Senior notes	596,506	596,077
Federal coal lease obligations, net of current portion	122,928	186,119
Asset retirement obligations, net of current portion	238,991	192,707
Other liabilities	50,073	42,795

Total liabilities	1,308,281	1,411,535

Commitments and Contingencies (Note 15)
Equity
Member's equity	1,019,651	864,042
Accumulated other comprehensive loss	(20,461)	(18,614)

Total member's equity	999,190	845,428

Total liabilities and member's equity	$2,307,471	$2,256,963

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC
(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Accumulated Other Comprehensive Income (Loss)	Managing Member's Equity	Rio Tinto Member's Equity	Total
Balances at December 31, 2009	$(21,016)	$216,857	$202,728	$398,569
Comprehensive income:
Net income	—	86,993	83,460	170,453
Postemployment benefit adjustment, net of tax	(1,887)	—	—	(1,887)

Total comprehensive income	(1,887)	86,993	83,460	168,566
Adjustment to beginning balance, deferred tax asset	—	980	915	1,895
Distribution	—	(10,926)	(10,203)	(21,129)
Change in ownership allocation	—	99	(99)	—
Establishment of deferred taxes	8,245	83,113	—	91,358
Effects of Secondary Offering	—	276,801	(276,801)	—

Balances at December 31, 2010	(14,658)	653,917	—	639,259
Comprehensive income:
Net income	—	201,221	—	201,221
Postemployment benefit adjustment, net of tax	(3,956)	—	—	(3,956)

Total comprehensive income	(3,956)	201,221	—	197,265
Tax impact of Secondary Offering	—	9,066	—	9,066
Distribution	—	(162)	—	(162)

Balances at December 31, 2011	(18,614)	864,042	—	845,428
Comprehensive income:
Net income	—	155,609	—	155,609
Postemployment benefit adjustment, net of tax	(1,847)	—	—	(1,847)

Total comprehensive income	(1,847)	155,609	—	153,762

Balances at December 31, 2012	$(20,461)	$1,019,651	$—	$999,190

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC
(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$155,609	$201,221	$170,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	94,575	87,127	103,220
Accretion	13,189	12,469	12,499
Earnings from unconsolidated affiliates	(1,556)	(1,801)	(3,945)
Distributions of income from unconsolidated affiliates	1,023	5,250	35
Deferred income taxes	34,224	18,778	(780)
Mark-to-market gains	(22,754)	(2,275)	—
Other	11,795	11,506	5,376
Changes in operating assets and liabilities:
Accounts receivable	18,632	(30,074)	17,636
Inventories, net	(9,077)	(6,452)	(638)
Due to or from related parties	(27,656)	(6,858)	19,309
Other assets	(4,817)	(1,908)	(4,178)
Accounts payable and accrued expenses	(21,330)	17,470	22,652
Asset retirement obligations	(5,632)	(7,506)	(5,938)
Settlement of derivative financial instruments	11,244	—	—

Net cash provided by operating activities	247,469	296,947	335,701

Investing activities
Acquisitions of Youngs Creek and CX Ranch coal and land assets	(300,377)	—	—
Purchases of property, plant and equipment	(53,550)	(108,733)	(65,041)
Cash paid for capitalized interest	(50,119)	(33,989)	(26,598)
Investments in marketable securities	(67,576)	(75,228)	—
Maturity and redemption of investments	62,463	—	—
Investment in development projects	(7,389)	—	—
Initial payment on federal coal leases	—	(69,407)	—
Return of restricted cash	71,244	110,972	116,533
Partnership escrow deposit	(4,470)	—	—
Deposit of restricted cash	—	—	(218,425)
Other	1,860	713	1,511

Net cash used in investing activities	(347,914)	(175,672)	(192,020)

Financing activities
Principal payments on federal coal leases	(102,198)	(54,630)	(50,768)
Distributions to former parent	—	(162)	(21,129)
Other	(3,906)	(2,343)	—

Net cash used in financing activities	(106,104)	(57,135)	(71,897)

Net increase in cash and cash equivalents	(206,549)	64,140	71,784
Cash and cash equivalents at beginning of period	404,240	340,100	268,316

Cash and cash equivalents at end of period	$197,691	404,240	340,100

Supplemental cash flow disclosures:
Interest paid	$83,899	$62,792	$69,317
Income taxes paid, net	$—	$—	$—
Supplemental noncash investing and financing activities:
Obligations to acquire federal coal leases and other mineral rights	$—	$224,658	$—
Noncash interest capitalized	$7,845	$16,092	$6,896
Capital expenditures included in accounts payable	$4,579	$10,893	$37,541

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

        CPE Inc. is one of the largest producers of coal in the U.S. and the PRB, based on our 2012 coal sales. We operate some of the safest mines in the coal industry. According to MSHA data, in 2012, we had one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.

        We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S, where we operate three wholly-owned surface coal mines, the Antelope mine, the Cordero Rojo mine and the Spring Creek mine, and own a 50% non-operating interest in a fourth surface mine, the Decker mine. We also have two major development projects, the Youngs Creek project and the potential Crow project. We continue to seek ways to increase our future export capacity through existing and proposed new Pacific Northwest export terminals, including our option agreement with SSA Marine and potential option at the Millennium terminal that would be granted upon closing our Decker transaction with Ambre Energy.

        Our Antelope and Cordero Rojo mines are located in Wyoming and are two of the four largest coal mines in the U.S. Our Spring Creek mine is located in Montana, and is the largest U.S. exporter of thermal coal into South Korea. Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities. We do not produce any metallurgical coal. Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation and steam output. In 2012, the coal we produced generated approximately 4% of the electricity produced in the U.S. As of December 31, 2012, we controlled approximately 1.3 billion tons of proven and probable reserves. For information regarding our revenue and long-lived assets by geographic area, as well as revenue from external customers, Adjusted EBITDA and total assets by segment, please see Note 20 of Notes to Consolidated Financial Statements in Item 8.

        During 2012, we acquired rights to substantial undeveloped coal and complementary surface assets in the Northern PRB ("Youngs Creek project"). In January 2013, we executed an option to lease agreement ("Option Agreement") and a corresponding exploration agreement ("Exploration Agreement") with the Crow Tribe of Indians, which are subject to approval by the Department of the Interior. This potential coal project (the "Crow project") is located on the Crow Indian Reservation in southeast Montana, near our Spring Creek mine and Youngs Creek project. We are in the process of evaluating the development options for the Youngs Creek project and the potential Crow project, but believe that their proximity to the Spring Creek mine represents an opportunity to optimize our mine developments in the Northern PRB.

        On December 5, 2012, we and the other 50% owner in the Decker mine, Ambre Energy, announced that we entered into agreements for Ambre Energy to purchase our 50% interest in the Decker mine and assume all reclamation liabilities. The agreements will also provide for the joint resolution and dismissal of the pending Decker litigation. The transaction is expected to close in the first half of 2013 and is subject to the satisfaction of various closing conditions, including Ambre's full replacement of our approximate $70.7 million in outstanding reclamation and lease bonds for the Decker mine. The consideration for the Decker interests includes a cash component of A$57 million, if paid by Ambre by March 31, 2013. Alternatively, Ambre will issue a promissory note to us for A$64 million payable at a later date. Upon completion of the transaction, Ambre will also grant us an option for up to 5 million tonnes per year of its throughput capacity at the proposed new Millennium Bulk

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Business (Continued)

Terminals coal export facility, which is owned 62% by Ambre and 38% by Arch Coal and is currently in the permitting phase. Our throughput capacity would have an initial term of 10 years, with four renewal options for five-year renewal terms. If the transaction is completed, the deconsolidation of the Decker accounts from our consolidated balance sheet will not have a material impact on our assets and liabilities, except for the release of the related ARO liability, which was $74.4 million at December 31, 2012.

        For purposes of this report, the term "Northern PRB" refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming. Our Spring Creek mine, the Decker mine, the Youngs Creek project and the potential Crow project are located in the Northern PRB.

History

        CPE Inc. acquired approximately 51% and the managing member interest in CPE Resources in exchange for a promissory note which was repaid with proceeds from its initial public offering of its common stock ("IPO") on November 19, 2009. Rio Tinto retained ownership of the remaining 49% until December 15, 2010, when CPE Inc. priced a secondary offering of its common stock on behalf of Rio Tinto. In connection with the secondary offering, CPE Inc. exchanged shares of common stock for the 49% common membership units of CPE Resources held by Rio Tinto and completed the secondary offering on behalf of Rio Tinto (the "Secondary Offering"), resulting in our acquisition of 100% of Rio Tinto's holdings in CPE Resources. As a result of this transaction, CPE Resources became a wholly-owned subsidiary of CPE Inc., and Rio Tinto no longer holds an interest in CPE Resources.

2. Basis of Presentation

        CPE Inc. conducts all of its business through CPE Resources and its subsidiaries. CPE Inc.'s consolidated financial statements are substantially identical to CPE Resources's financial statements, with the following exceptions:

  •
  Tax agreement liability (see Note 10) and deferred tax assets relating thereto (see Note 16)

  •
  Equity-based compensation (see Note 17)

  •
  Noncontrolling interest (see below)

  •
  Earnings per share (see Note 18)

  •
  Parent company only financial information (see Note 21)

  •
  Supplemental guarantor information (see Note 23)

Principles of Consolidation

        We consolidate the accounts of entities in which we have a controlling financial interest under the voting control model. We account for our 50% non-operating interest in Decker Coal Company ("Decker") using the proportionate consolidation method, whereby our share of Decker's assets, liabilities, revenue and expenses are included in our consolidated financial statements. Investments in other entities that we do not control but have the ability to exercise significant influence over the

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation (Continued)

investee's operating and financial policies, are accounted for under the equity method. For dates and periods following the IPO but preceding the Secondary Offering, our consolidated financial statements present CPE Inc. as the parent company and present Rio Tinto's remaining interest in CPE Resources as a noncontrolling interest. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP"). All intercompany balances and transactions have been eliminated in the consolidated financial statements.

        Due to the tabular presentation of rounded amounts, certain tables reflect insignificant rounding differences.

3. Critical and Significant Accounting Policies

Use of Estimates

        The preparation of our consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates in these consolidated financial statements include allowances for inventory obsolescence, the calculation of mineral reserves, equity-based compensation expense, workers' compensation claims, reserves for contingencies and litigation, useful lives of long-lived assets, postretirement employee benefit obligations, assumptions about the amount and timing of future cash flows and related discount rates used in determining asset retirement obligations ("AROs") and in testing long-lived assets and goodwill for impairment, the recognition and measurement of income tax benefits and related deferred tax asset valuation allowances, assumptions about the timing of future cash flows used in determining the tax agreement liability, and the fair value of financial instruments. Actual results could differ materially from those estimates.

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

        Coal sales revenue include sales to customers of coal produced at our facilities and coal purchased from other companies. Coal sales are made to our customers under the terms of coal supply agreements, most of which have a term greater than one year. Under the typical terms of these coal supply agreements, title and risk of loss transfer to the customer at the time the coal is shipped, which is the point at which revenue is recognized. Certain contracts provide for title and risk of loss transfer at the point of destination, in which case revenue is recognized when it arrives at its destination.

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

        Transportation costs are included in cost of product sold, and amounts we bill to our customers for transportation are included in revenue.

Asset Retirement Obligations and Remediation Costs

        We recognize liabilities for AROs at fair value where we have legal obligations associated with the retirement of long-lived assets. We recognize AROs at the time the obligations are incurred. Our AROs generally are incurred when a mine site is disturbed by mining activities and as the extent of disturbance increases. AROs reflect costs associated with legally required mine reclamation and closure activities, including earthwork, vegetation, and demolition and are estimated based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Spending estimates are adjusted for estimated inflation and discounted at credit-adjusted, risk-free rates to arrive at a present value of estimated future reclamation costs. The ARO amount is capitalized as part of the related mining property upon initial recognition and is included in depreciation and depletion expense using the units-of-production method based on proven and probable reserves. As changes in estimates occur (such as changes in estimated costs or timing of reclamation activities resulting from mine plan revisions or new LBAs), the ARO liability and related asset are adjusted to reflect the updated estimates. Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense. Other costs related to environmental remediation are charged to expense as incurred. If a reduction of the ARO exceeds the carrying amount of the related asset retirement cost, the adjustment is recorded as a reduction of depletion expense.

Tax Agreement Liability

        The actual amounts payable under the Tax Receivable Agreement are determined and paid annually, after CPE Inc. has filed its income tax returns for the prior year. The annual payments are determined based on the difference between (i) CPE Inc.'s actual income tax liability for the prior year, which reflects the effects of the increase in tax basis that resulted from its acquisition of interests in CPE Resources, and (ii) a hypothetical calculation of CPE Inc.'s tax liability that assumes no such increase in tax basis. The required annual payments are equal to 85% of the tax savings actually realized as a result of the tax basis increase. Our estimate of the tax agreement liability is based on forecasts of our future income tax payments, with and without the tax basis increase, over the anticipated life of our mining operations and reclamation activities, assuming no additional coal reserves are acquired. The assumptions used in our forecasts are consistent with assumptions used in determining the valuation allowance for our deferred tax assets and in other contemporaneous accounting measurements, such as our annual test of goodwill impairment. We revise our estimated tax agreement liability annually in conjunction with our annual life-of-mine planning process, which typically takes place in the third quarter, or more frequently when there are significant changes in

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Critical and Significant Accounting Policies (Continued)

circumstances, such as the acquisition of additional coal reserves. Future changes in our estimated tax agreement liability will be recognized in other expense in our consolidated statement of operations. See Note 10 for more information about the Tax Agreement Liability.

Significant Accounting Policies

Cash and Cash Equivalents

        We consider all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Money market funds that meet all qualifying criteria for a money market fund under the Investment Company Act of 1940 are considered to be cash equivalents.

Investments in Marketable Securities

        Investments in marketable securities consist of highly-liquid, investment grade or better, instruments. Investments in marketable securities are recognized on the balance sheet at fair value. Changes in the fair value are recorded in "Other income (expense)" on the consolidated statements of operations each period using mark-to-market accounting.

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

Allowance for Doubtful Accounts Receivable

        We determine an allowance for doubtful accounts based on the aging of accounts receivable, historical experience, and management judgment. We write off accounts receivable against the allowance when we determine a balance is uncollectible and we no longer continue to actively pursue collection of the receivable. Based on our assessment of the above criteria, there was no allowance for doubtful accounts at December 31, 2012 and 2011.

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

  Mineral Rights

        Mineral rights include both proven and probable reserve and non-reserve coal deposits. We state our mineral rights at cost, less accumulated depletion. We compute depletion of mineral rights using the units-of-production method based on proven and probable reserves. Non-reserve coal deposits are not depleted until they qualify as proven and probable reserves and the mining begins. Mineral rights are included in property, plant and equipment, net.

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

  Land and Surface Rights

        We purchase surface lands in order to gain access to our mineral rights. Land is typically acquired for amounts greater than its fair value as a result of the value of the coal beneath it. The value of the

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Critical and Significant Accounting Policies (Continued)

land is determined based on published agricultural values and is not depleted. The value of the surface rights is the amount paid in excess of the published agricultural value and is depleted over the useful life of the respective land parcel. Both land and surface rights are included in land and land improvements in property, plant and equipment, net.

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

	2012	2011	2010
Exploration Costs	$1,671	$484	$156

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

Goodwill

        We assess the carrying amount of goodwill for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We assess goodwill for possible impairment using a two-step method in which we compare the carrying amount of each reporting unit to its fair value. If the carrying amount of a reporting unit exceeds its fair value, we perform an analysis to determine the fair values of the assets and liabilities of the reporting unit to determine whether the implied goodwill of that reporting unit has been impaired. We determine the fair value of our reporting units utilizing estimated future discounted cash flows based on estimates of proven and probable reserves, coal prices, and operating and equipment costs, consistent with assumptions that we believe marketplace participants would use in their estimates of fair value. No impairments have been recognized for the years ended December 31, 2012, 2011, and 2010. There have been no changes in the carrying amount of our goodwill, and there are no accumulated impairment losses. The entire carrying amount of goodwill is included in our Owned and Operated Mines segment.

        In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (Topic 350)—Intangibles—Goodwill and Other. ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 became effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or on January 1, 2012 for us; however, early adoption was permitted. This pronouncement did not have any effect on our results of operations, financial condition, or cash flows when adopted in 2012.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Critical and Significant Accounting Policies (Continued)

Derivative Financial Instruments

        We are exposed to various types of risk in the normal course of business, including fluctuations in the price at which we are able to sell our coal in the future and the price we are able to purchase diesel fuel used in our operations. We seek to mitigate some of the volatility of these fluctuations by using derivative financial instruments. We recognize all derivative financial instruments as assets or liabilities at their respective fair value in the consolidated balance sheets. All derivative financial instruments are included in current assets or liabilities as we have the ability to settle the positions at any time. Gains or losses from changes in the fair value of derivative financial instruments are recognized immediately in the consolidated statements of operations in operating income. Assets and liabilities with the same counterparty, where right of offset is allowed, are recorded on a net basis on the balance sheets.

        Our derivative financial instruments do not qualify for hedge accounting; therefore, changes in the fair value of the derivative financial instruments are recorded in "Derivative financial instruments" on the consolidated statements of operations each period using mark-to-market accounting.

Fair Value of Financial Instruments

        Our financial instruments included cash equivalents, restricted cash, accounts receivable, amounts due from related parties, accounts payable, and certain current liabilities. Due to the short-term nature of these instruments, we believe that their carrying amounts approximated fair value.

        As of December 31, 2012, we held certain cash equivalents, investments in marketable securities, and derivative financial instruments that we reported on our balance sheet at fair value. We categorize assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation. See Notes 7 and 9.

        In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (international financial reporting standards), which amends current fair value measurement disclosure requirements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This update requires the categorization by level for financial instruments not measured at fair value but for which disclosure of fair value is required. Disclosure of all transfers between Level 1 and Level 2, and additional disclosures for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs are required. The guidance became effective for interim and annual periods beginning after December 15, 2011, or on January 1, 2012 for us. We adopted the guidance in 2012 for all periods presented. The guidance impacted our presentation and disclosures, but not our results of operations, financial condition, or cash flows.

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

        Decker employees participate in a defined benefit retirement plan sponsored by Decker, which is accounted for in accordance with U.S. GAAP requirements for defined benefit pension plans.

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

Non-income Based Taxes and Royalties

        We are subject to certain production, severance, and extraction taxes and royalties that are charged based on a percentage of coal production or coal sales. The taxes and royalties are paid to federal, state and local governments or to private parties based on legally established methodologies, rates, and timeframes.

Other Comprehensive Income

        In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends current comprehensive income guidance. The update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, an entity will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for interim and annual periods beginning after December 15, 2011, or on January 1, 2012 for us. We adopted the guidance in 2012 for all periods presented. The guidance impacted our presentation and disclosures, but not our results of operations, financial condition, or cash flows.

Equity-Based Compensation

        We measure the cost of equity-based employee compensation based on the fair value of the award and recognize that cost over the period during which the recipient is required to provide services in exchange for the award, typically the vesting period. For equity awards, compensation cost is measured based on grant-date fair value of the award. The fair value of certain equity-based payment awards is estimated using a Black-Scholes option valuation model. Our policy is to issue new shares upon the exercise of stock options or conversion of stock units.

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

  Workers' Compensation

        For our employees in Wyoming, workers' compensation insurance is provided through a state funded program. We contribute to this program by applying the rate assessed by the state to gross payroll for the applicable employees, which is adjusted prospectively based on our workers' compensation historical incident rating. In exchange for a reduced rate, we assume liability for the first $100,000 of each claim.

        For our employees in Colorado and Montana, workers' compensation insurance is provided under a large-deductible workers' compensation program, which provides full coverage for any workers' compensation losses in excess of $250,000 per incident. Our liability related to the large deductible is recorded on the balance sheet using a fully developed actuarial estimate. During 2012, we were approved by the Department of Labor as a self-insured employer for federal black lung liabilities. We fund these liabilities through two black lung trusts, but would be required to pay any claims in excess of the amounts in the trusts.

4. Asset Acquisitions

        On June 29, 2012, we completed our acquisition of the Youngs Creek Mining Company, LLC project joint venture and other related coal and surface assets, including CX Ranch, from Chevron U.S.A. Inc. ("Chevron") and CONSOL Energy Inc. ("CONSOL") for $300 million. The acquisition expands our mineral assets to serve the domestic and international markets. This was an asset acquisition. The full amount of the consideration paid is recorded within the land, surface rights, and mineral rights line item of property, plant, and equipment. We utilized available cash on hand to fund the acquisition.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Asset Acquisitions (Continued)

        Future development timing and production levels are expected to depend largely on the availability of additional export terminal capacity on the West Coast and continued strong Asian demand for thermal coal.

        Securities and Exchange Commission Industry Guide 7 provides guidance for economic modeling to support classification of coal assets as proven and probable reserves. The completion of such a model for Youngs Creek project will require additional exploration and assessment of market factors to support a definitive mine plan for the development of the property. At present, there are a number of alternatives we are considering with respect to the development of this property. Consequently, we are unable to complete a definitive mine plan for the property at this time. As a result, we are not able to classify the mineral rights as proven and probable reserves; we are not in a position to reasonably estimate any additional taxable income attributable to the development and operation of a mine; and no update was made to the tax agreement liability during the twelve months ended December 31, 2012 relating to this acquisition (see Note 10). We will continue to evaluate the many development options for these assets and expect to update our proven and probable reserves and the tax agreement liability when definitive mine plans are sufficiently advanced.

        As the Youngs Creek project is an undeveloped, greenfield surface mine project, there are no revenue or income related to the acquired properties.

5. Inventories

        Inventories, net, consisted of the following at December 31(in thousands):

	2012	2011
Materials and supplies	$76,989	$67,461
Less: Obsolescence allowance	(834)	(643)

Material and supplies, net	76,155	66,818
Coal inventory	5,519	4,830

Inventories, net	$81,675	$71,648

6. Equity Method Investments

        Equity method investments include our 50% equity investment in Venture Fuels Partnership, a coal marketing company, and are included in other noncurrent assets and have a carrying amount of the following at December 31 (in thousands):

	2012	2011
Equity method investments	$8,367	$6,858

        During the years ended December 31, 2012, 2011 and 2010, we recognized $2.4 million, $2.8 million, and $3.9 million in income and received $1.0 million, $5.3 million, and $0 million in distributions, respectively, related to our investment in Venture Fuels Partnership.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Derivatives

        We are exposed to various types of risk in the normal course of business, including fluctuations in commodity prices and particularly the prices we receive for our coal sales, both domestically and internationally, and the prices we pay for our consumption of certain raw materials such as diesel fuel. We seek to mitigate some of the volatility of these fluctuations by using derivative financial instruments.

        All of our derivative financial instruments are recognized in the balance sheet at fair value. As mark-to-market accounting is applied, changes in the fair value of the derivative financial instruments are included in "Operating income" on the consolidated statements of operations and comprehensive income each period. Amounts shown below represent the fair value position of individual contracts, but are presented on a net basis in the accompanying consolidated balance sheets by counterparty, where right of offset is allowed.

        We held derivative financial instruments for risk management purposes as follows at December 31 (in thousands except per barrel amounts):

International Coal Forward Contracts

        During 2011, we commenced the use of commodity contracts to manage certain exposures to international coal prices.

	2012			2011
Year of Settlement	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
	(tons)			(tons)
2012	—	$—	$—	215	$1,090	$—
2013	516	9,288	—	322	1,185	—
2014	198	2,776	—	—	—	—
2015	212	1,598	—	—	—	—
2016	132	15	(30)	—	—	—

Total	1,058	$13,677	$(30)	537	$2,275	$—

WTI Collars

        In addition, during the second quarter of 2012, we commenced the use of costless collars to help manage our exposure to market changes in diesel fuel prices. The collars are indexed to the West Texas Intermediate ("WTI") crude oil price as quoted on the New York Mercantile Exchange. As such, the nature of the collar does not directly offset market changes to our diesel costs. Under a collar agreement, we pay the difference between the index price and a floor price if the index price is below the floor, and we receive the difference between the ceiling price and the index price if the index price is above the ceiling price. No amounts are paid or received if the index price is between the floor and ceiling prices. While we would not receive the full benefit of extreme price decreases, the collars

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Derivatives (Continued)

mitigate the risk of extreme crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on our cash flow.

	2012
		Weighted-Average Per Barrel
	Notional Amount
Settlement Period		Floor	Ceiling	Asset	Liability
	(barrels)
January 2013 to March 2013	129	$66.24	$105.47	$13	$—
April 2013 to June 2013	126	70.30	110.43	34	—
July 2013 to September 2013	126	70.00	110.00	91	—

Total	381	$68.83	$108.61	$138	$—

        As of December 31, 2011, there were no WTI collars.

        See Note 9 for a discussion related to the fair value of derivative financial instruments.

Total Derivative Activity

        For all derivative financial instruments we had the following activity for the years ended December 31, 2012 and 2011 (in thousands):

Total
Derivative financial instruments asset at January 1, 2011	$—
Total mark-to-market gains	2,275

Derivative financial instruments asset at December 31, 2011	2,275
Total mark-to-market gains	22,754
Realized gains upon settlement	(11,244)

Derivative financial instruments asset at December 31, 2012	$13,785

        For the year ended December 31, 2010 there was no derivative financial instrument activity.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Property, Plant and Equipment

        Property, plant and equipment, net consisted of the following at December 31 (in thousands):

	2012	2011
Land, surface rights, and mineral rights(1)	$1,699,148	$1,315,991
Mining equipment	843,262	814,177
Construction in progress	18,277	18,616
Other equipment	65,588	61,465
Buildings and improvements	71,422	71,246

Total	2,697,698	2,281,495
Less: accumulated depreciation and depletion	(1,019,404)	(931,360)

Property, plant and equipment, net	$1,678,294	$1,350,135

(1)
Includes mineral rights of $963.1 million and $743.2 million at December 31, 2012 and 2011, respectively, attributable to areas where we were not yet engaged in mining operations and, therefore, the mineral rights were not being depleted.

        During the years ended December 31, interest costs capitalized on mine development and construction projects totaled the following (in thousands):

	2012	2011	2010
Interest costs capitalized	$41,975	$44,883	$24,487

9. Fair Value of Financial Instruments

        Our financial instruments included cash and cash equivalents, restricted cash, accounts receivable, amounts due from related parties, accounts payable, and certain current liabilities. Due to the short-term nature of these instruments, we believe that their carrying amounts approximated fair value.

        As of December 31, 2012 and 2011, we held investments in marketable securities and derivative financial instruments that we reported on our balance sheet at fair value. We use a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation. The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

  •
  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We have no Level 3 investments as of December 31, 2012 or 2011.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Fair Value of Financial Instruments (Continued)

        The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheets (in thousands):

	Fair Value at December 31, 2012
Description	Level 1	Level 2	Total
Assets
Money market funds(1)	$145,422	$—	$145,422
Commercial paper and short term marketable securities(1)	$—	$—	$—
Derivative financial instruments	$—	$13,785	$13,785
Investments in marketable securities	$—	$80,341	$80,341

	Fair Value at December 31, 2011
Description	Level 1	Level 2	Total
Assets
Money market funds(1)	$238,812	$—	$238,812
Commercial paper and short term marketable securities(1)	$—	$45,897	$45,897
Derivative financial instruments	$—	$2,275	$2,275
Investments in marketable securities	$—	$75,228	$75,228

(1)
Included in cash and cash equivalents in the consolidated balance sheets along with $51.9 million and $119 million of demand deposits at December 31, 2012 and 2011, respectively.

        We did not have any transfers between levels during the years ended December 31, 2012 and 2011. Our policy is to value all transfers between levels using the beginning of period valuation.

10. Tax Agreement Liability (CPE Inc. only)

        The following table summarizes tax agreement liability activity during the years ended December 31 (in thousands):

	2012	2011	2010
Beginning balance	$170,636	$190,111	$54,509
Changes for the three months ended June 30	—	42,733	—
Changes for the three months ended September 30	(29,000)	(52,799)	13,731
Changes for the three months ended December 31	—	—	123,556
Payments made	(25,098)	(9,409)	(1,685)

Ending balance	116,538	170,636	190,110
Less current portion	19,485	19,113	18,226

Long-term tax agreement liability	$97,053	$151,523	$171,885

        Periodically, CPE Inc. adjusts the tax agreement liability to reflect an updated forecast of future taxable income and these adjustments, which could be significant, are reflected in CPE Inc.'s operating

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Tax Agreement Liability (CPE Inc. only) (Continued)

results. The estimated liability is based on forecasts of future taxable income over the anticipated life of the mining operations and reclamation activities, assuming no additional coal reserves are acquired.

        During the three months ended December 31, 2010, CPE Inc. completed the Secondary Offering. This transaction increased the amount CPE Inc. expected to owe under the Tax Receivable Agreement and the net impact of the adjustment was recognized in equity.

        During the three months ended September 30, 2011 and 2010, CPE Inc. completed its final determinations of its increased tax basis in CPE Resources's assets recorded as a result of the Secondary Offering and IPO transactions, respectively. These final determinations each reduced the amount CPE Inc. expected to owe on the tax agreement liability and the net impact of these adjustments was recognized in equity. The decrease in 2010 was more than offset by the increase from the operating plan update noted below. In addition, during the three months ended June 30, 2011, the successful bids for the WAII North and WAII South Coal Tracts were considered triggering events for updating our estimates of the tax agreement liability. This resulted in an increase in the estimated future liability and a charge to non-operating income.

        During each of the three months ended September 30, 2012, 2011, and 2010, CPE Inc. completed updates of its most recent operating plans, inclusive of market and cash cost forecasts, and calculation of the resulting amount and timing of estimated future taxable income. The updates to the operating plans in 2012 and 2011 indicated the future tax value expected to be received declined; therefore, there was a decrease in the liability due to Rio Tinto resulting in a benefit to non-operating income for the years ended December 31, 2012 and 2011. For the year ended December 31, 2010, the future tax value expected to be received increased, resulting in an increase in the estimated liability and a charge to non-operating income. Related adjustments to the net value of deferred tax assets are recorded through income tax expense.

        The coal acquired as part of the Youngs Creek project, as discussed in Note 4, is not classified as proven and probable reserves at December 31, 2012; therefore, no adjustment was made to the tax agreement liability for this coal asset acquisition as we are unable to make a reasonable estimate of the expected additional taxable income resulting from the development of these assets until definitive mine plans are sufficiently advanced. The tax agreement liability will be adjusted in the period when sufficient certainty is achieved for Youngs Creek project coal classification as proven and probable reserves.

        The assumptions used in CPE Inc.'s forecasts are subject to substantial uncertainty about future business operations and the actual amount and timing of payments that are required to be made on the tax agreement liability could differ materially from our estimates. Based on our estimates as of December 31, 2012, CPE Inc. is expected to make payments of $19.5 million in 2013 and payments averaging approximately $12.6 million each year during 2014 to 2017 and additional payments in subsequent years. CPE Inc.'s payments under this agreement would be greater if CPE Resources generates taxable income significantly in excess of its current estimated future taxable income over the anticipated life of its mines, for example, because CPE Resources acquires additional coal reserves beyond its existing coal reserves and, as a result, CPE Inc. realizes the full tax benefit of such increased tax bases (or an increased portion thereof). Required payments under this agreement may increase or become accelerated as a result of a change in control of CPE Resources, or a default by CPE Inc.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-Term Debt

        Long-term debt consisted of the following at December 31 (in thousands):

	2012			2011
	Principal	Carrying Value	Fair Value(1)	Principal	Carrying Value	Fair Value
8.25% Senior Notes due 2017, net of $1,979 unamortized discount	$300,000	$298,471	$329,418	$300,000	$298,237	$327,750
8.50% Senior Notes due 2019, net of $2,337 unamortized discount	300,000	298,035	332,700	300,000	297,841	327,750

Total long-term debt	$600,000	$596,506	$662,118	$600,000	$596,077	$655,500

(1)
The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.

        Interest expense under financing arrangements, net of amounts capitalized, for the years ended December 31 totaled (in thousands):

	2012	2011	2010
Interest expense	$36,327	$33,866	$46,938

Senior Notes

        On November 25, 2009, CPE Resources and its wholly-owned subsidiary, Cloud Peak Energy Finance Corp., issued the 8.25% Senior Notes due 2017 ("2017 Notes") and the 8.5% Senior Notes due 2019 ("2019 Notes"), which we refer to collectively as the "senior notes," in accordance with Rule 144A of the Securities Act of 1933, as amended. There are no mandatory redemption or sinking fund payments for the senior notes and interest payments are due semi-annually on June 15 and December 15, which commenced on June 15, 2010. Subject to certain limitations, we may redeem the 2017 Notes by paying specified redemption prices in excess of their principal amount prior to December 15, 2015, or by paying their principal amount thereafter. Similarly, we may redeem the 2019 Notes by paying specified redemption prices in excess of their principal amount prior to December 15, 2017, or by paying their principal amount thereafter.

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

	2012	2011
Unamortized debt issuance costs	$10,325	$11,613

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

        On January 18, 2013, CPE Resources entered into Amendment No. 2 to the Amended Credit Agreement and Amendment No. 1 to the Security Agreement, which provides for amendments to allow for the release of certain types of liens, among other things.

        The Amended Credit Agreement establishes a commitment to provide us with a $500 million senior secured revolving credit facility, which can be used to borrow funds or issue letters of credit. Subject to the satisfaction of certain conditions, we may elect to increase the size of the revolving credit facility and/or request the addition of one or more new tranches of term loans in a combined amount of up to $200 million. Our obligations under the credit facility are secured by substantially all of CPE Resources's assets and substantially all of the assets of certain of CPE Resources's subsidiaries, subject to certain permitted liens and customary exceptions for similar coal financings. Our obligations under the credit facility are also supported by a guarantee by CPE Resources's domestic restricted subsidiaries. The credit facility matures on June 3, 2016. As of December 31, 2012, no cash borrowings were outstanding under the credit facility.

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

        Unamortized fees and costs were included in noncurrent other assets and totaled the following at December 31 (in thousands):

	2012	2011
Unamortized debt issuance costs	$7,684	$9,927

        Loans under the credit facility bear interest at the London Interbank Offered Rate ("LIBOR") plus an applicable margin of between 1.75% and 2.50%, depending on CPE Resources's leverage ratio. We pay the lenders a commitment fee between 0.25% and 0.50% per year, depending on CPE Resources's leverage ratio, on the unused amount of the credit facility. Letters of credit issued under the credit facility, unless drawn upon, incur a per annum fee from the date at which they are issued between 1.75% and 2.50% (2.50% at December 31, 2012) depending on CPE Resources's leverage ratio. Letters of credit that are drawn upon are converted to loans. In addition, in connection with the issuance of a letter of credit, we are required to pay the issuing bank a fronting fee of 0.25% per annum.

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

        The Amended Credit Agreement also requires us to comply with non-financial covenants that restrict certain corporate activities. These covenants include restrictions on our ability to incur additional debt and pay dividends, among other restrictive covenants. The Amended Credit Agreement also contains customary events of default with customary grace periods and thresholds. Our ability to access the available funds under the credit facility may be impaired in the event that we do not comply with the covenant requirements or if we default on our obligations under the Amended Credit Agreement. At December 31, 2012, we were in compliance with the covenants contained in our Amended Credit Agreement.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-Term Debt (Continued)

Future Maturities

        Aggregate future maturities of long-term debt as of December 31, 2012 are as follows (in thousands):

2017	$300,000
2018 and thereafter	300,000
Less discount on senior notes	(3,494)

Total long-term debt	$596,506

12. Other Long-Term Obligations

Federal Coal Lease Obligations

        At December 31, federal coal lease obligations comprise (in thousands):

	2012	2011
Federal coal lease obligations, current	$63,191	$102,198
Federal coal lease obligations, noncurrent	122,928	186,119

Total federal coal lease obligations	$186,119	$288,317

        Our federal coal leases, as reflected in the consolidated balance sheets, consist of discounted obligations payable to the Bureau of Land Management of the U.S. Department of the Interior (the "BLM").

        On May 11, 2011, we successfully won the lease sale of West Antelope II North ("WAII North") with a bid of $297.7 million, or approximately $0.85 per ton, based on the BLM's estimate of 350 million mineable tons. We submitted a payment for $59.5 million on May 11, 2011, and four additional payments in the same amount are payable annually on July 1, the date of the lease award, the first of which was made in 2012.

        On June 15, 2011, we successfully won the lease sale of West Antelope II South ("WAII South") with a bid of $49.3 million, or approximately $0.875 per ton, based on the BLM's estimate of 56 million mineable tons. We submitted a payment for $9.9 million on June 15, 2011, and four additional payments in the same amount are payable annually on September 1, the date of the lease award, the first of which was made in 2012.

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

        In addition to these obligations, the lease awards triggered updates to the ARO (see Note 13) and the Tax Agreement Liability (see Note 10).

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Other Long-Term Obligations (Continued)

        As of December 31, we have federal coal lease payments, as follows (in thousands):

			2012		2011
Payment Dates	Annual Payment	Imputed Interest Rate	Carrying Value	Fair Value(1)	Carrying Value	Fair Value
August 1, 2008 - 2012	$50,160	7.50%	—	—	46,661	48,867
May 1, 2009 - 2013	$9,620	8.70%	8,852	9,532	16,998	18,517
July 1, 2011 - 2015	$59,545	8.50%	152,078	171,075	192,892	215,796
September 1, 2011 - 2015	$9,862	8.50%	25,189	28,196	31,766	35,293

			$186,119	$208,803	$288,317	$318,473

(1)
The fair value of estimates for federal coal lease obligations were determined by discounting the remaining lease payments using a current estimate of the credit-adjusted, risk-free rate based on our current credit rating, which are considered Level 2 in the fair value hierarchy.

        Future payments on federal coal leases are as follows (in millions):

Year Ended December 31,
2013	$79,027
2014	69,407
2015	69,407

Total	217,841
Less: imputed interest	31,722

Total principal payments	186,119
Less: current portion	63,191

Long-term federal coal leases payable	$122,928

        We recognize imputed interest on federal coal leases based on an estimate of the credit-adjusted, risk-free rate reflecting our estimated credit rating at the inception of the lease. Imputed interest on federal coal leases for the years ended December 31 was as follows (in thousands):

	2012	2011	2010
Imputed interest	$20,406	$19,619	$11,673

Other

        Other long-term obligations consist of obligations incurred in connection with the acquisitions of land and mineral rights. At December 31, we had the following purchase obligations with parties other than the BLM (in thousands):

	2012	2011
Purchase obligations, total	$2,661	$6,567
Interest rate	6% - 8%	6% - 8%

        The fair value of other long-term obligations approximated its carrying amount at December 31, 2012 and 2011.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Asset Retirement Obligations

        Changes in the carrying amount of our AROs were as follows (in thousands):

	2012	2011
Balance at January 1	$199,633	$188,757
Accretion expense	13,189	12,469
Revisions to estimated cash flows	33,444	5,913
Payments	(5,632)	(7,506)

Balance at December 31	240,634	199,633
Less: current portion	(1,643)	(6,926)

Asset retirement obligation, net of current portion	$238,991	$192,707

        The above amounts exclude $8.6 million and $5.3 million of concurrent reclamation for the years ended December 31, 2012 and 2011, respectively.

        Revisions to estimated cash flows pertain to revisions in the estimated amount and timing of legally required reclamation activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages, and third-party unit costs as of December 31, 2012 and 2011. The successful federal coal lease awards during 2011 are included in the revisions to estimated cash flows as our Antelope mine's life is now expected to be approximately 12 years longer, which reduced the discounted value of the future liability. Reductions to AROs resulting from such revisions generally result in a corresponding reduction to the related asset retirement cost in property, plant and equipment, net. However, during the three months ended June 30, 2011, the increased life of the Antelope mine resulting from the WAII LBAs caused a decrease to the ARO liability that exceeded the carrying amount of the related asset retirement cost. The resulting non-cash credit reduced depreciation and depletion expense on the consolidated statements of operations by $15.7 million for the year ended December 31, 2011.

14. Employee Benefit Plans

        Our consolidated statements of operations include expenses in connection with employee benefit plans, as follows for the years ended December 31 (in thousands):

	2012	2011	2010
Cloud Peak Energy defined contribution retirement plans	$12,550	$12,496	$11,212
Cloud Peak Energy retiree medical plan	7,212	5,602	4,710

	19,762	18,098	15,922

Decker pension plan	889	672	626

Total	$20,651	$18,770	$16,548

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Employee Benefit Plans (Continued)

Cloud Peak Energy Defined Contribution Retirement Plans

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

	2012	2011	2010
Contributions	$12,550	$12,496	$11,212

Cloud Peak Energy Retiree Medical Plan

        We provide certain postretirement medical coverage for eligible employees (the "Retiree Medical Plan"). Employees who are 55 years old and have completed ten years of service with us generally are entitled to receive benefits under the Retiree Medical Plan, except for employees who were eligible at the date of the IPO to receive benefits under the Rio Tinto retiree medical plan and elect to receive such benefits. Our retiree medical plan grants credit for service rendered by our employees to Rio Tinto prior to the IPO. This plan is unfunded.

        Net periodic postretirement benefit costs included the following components (in thousands):

	2012	2011	2010
Service cost	$4,213	$3,016	$2,316
Interest cost	1,424	1,281	989
Amortization of prior service cost	1,575	1,305	1,406

Net periodic postretirement benefit cost	$7,212	$5,602	$4,711

        Annually, we remeasure and adjust the liability for the accumulated postretirement benefit obligation ("APBO"). Changes in the APBO include the following components (in thousands):

	2012	2011	2010
Beginning Balance	$33,166	$23,271	$16,379
Current period service costs	4,213	3,015	2,316
Interest costs	1,424	1,282	989
Change in actuarial assumptions	4,590	5,598	3,587

Ending Balance	43,393	33,166	23,271
Less current portion	231	37	37

Long-term APBO	$43,162	$33,129	$23,234

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Employee Benefit Plans (Continued)

        We used the following assumptions in the measurement of the APBO for the years ended December 31:

	2012	2011	2010
Discount rate	3.87%	4.30%	5.51%
Health care cost trend rate assumed for next year	7.50%	8.00%	8.50%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2018	2018

        To determine the discount rate, we matched our cash projections against the Citigroup Pension Discount Curve. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point increase in the assumed health care cost trend would increase net periodic postretirement benefit cost and the APBO by $878,000 and $8.1 million, respectively, and a one-percentage-point decrease in the rate would decrease net periodic postretirement benefit cost and the APBO by $718,000 and $6.5 million, respectively, as of December 31, 2012.

        Our estimated future benefit payments under the Retiree Medical Plan, which are net of estimated employee contributions and reflect expected future service, are as follows for the years ended December 31 (in thousands):

2013	$231
2014	385
2015	578
2016	826
2017	1,149
2018 - 2022	11,519

Decker Pension Plan

        Decker's employees participate in a defined benefit retirement plan sponsored by Decker. This plan does not have a material impact on our consolidated financial position, results of operations or cash flows. Our share of the funded status of the plan is reported in noncurrent other liabilities and was $5.3 million and $5.4 million at December 31, 2012 and 2011, respectively. Other comprehensive income or loss includes certain actuarial gains and losses that are reflected in the funded status of the plan, but have not been recognized in periodic benefit cost.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies

Commitments

Operating Leases

        We occupy various facilities and lease certain equipment under various lease agreements. The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to December 31, 2012, are as follows (in thousands):

2013	$1,076
2014	1,047
2015	941
2016	941
2017	697
Thereafter	1,399

        Rental expenses for the years ended December 31 were as follows (in thousands):

	2012	2011	2010
Rent expense	$3,103	$1,369	$1,158

Purchase Commitments

        As of December 31, we had outstanding capital purchase commitments which consisted of (in thousands):

	2012	2011
Capital commitments
Equipment	$20,317	$8,637
Land	$23,700	$23,700
Supplies and services
Coal purchase commitments	$28,633	$5,652
Transportation agreements	$159,398	$135,080
Materials and supplies	$24,552	$29,641

Contingencies

Litigation

  Decker Litigation

        On July 9, 2012, our wholly-owned indirect subsidiary, Western Minerals LLC ("Western Minerals"), filed a lawsuit in the U.S. District Court for the District of Montana (Billings Division), against KCP Inc. ("KCP"), its 50% joint-venture partner in the Decker mine in Montana. Western Minerals also named as defendants KCP's parent companies, Ambre Energy North America, Inc. ("Ambre N.A.") and Ambre Energy Limited ("Ambre Limited" and together with Ambre N.A. "Ambre"). In its complaint, Western Minerals alleges that KCP and Ambre are engaging in self-dealing and other wrongful conduct in breach of the Decker joint venture agreement and other legal duties owed to the joint venture and its 50/50 owners. Western Minerals asserts claims for breach of contract,

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

breach of implied covenant of good faith and fair dealing, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, civil conspiracy, and a request for an accounting of, among other things, unauthorized Decker expenditures and Ambre's proposed self-dealing transactions concerning sales of Decker coal to Ambre and its affiliates. Western Minerals seeks both unspecified monetary damages and injunctive relief.

        On August 23, 2012, KCP and Ambre N.A., filed an amended answer to Western Minerals' complaint, replacing the original answer they filed on July 30, 2012. In their amended answer, KCP and Ambre N.A. deny the principal allegations of Western Minerals. Additionally, KCP asserted six counterclaims against Western Minerals: breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, dissolution of the joint venture, civil conspiracy and a request for declaratory judgment. KCP also asserted two third-party claims against CPE Inc. for tortious interference of economic relations and civil conspiracy involving unnamed "John Doe" defendants. In general, KCP alleges that Western Minerals is frustrating the operation of the Decker mine to benefit Cloud Peak Energy's Spring Creek mine and export opportunities. Aside from the request that the court disassociate and expel Western Minerals from the Decker mine joint venture, KCP also seeks unspecified monetary damages in its counterclaims. Western Minerals and Cloud Peak Energy believe KCP's claims are without merit and intend to vigorously defend them. On September 14, 2012, Ambre Limited filed a motion to dismiss arguing that it was not subject to the jurisdiction of the Montana federal court. Western Minerals has filed a response to that motion and the court has not yet issued a ruling.

        On December 5, 2012, we and Ambre Limited announced that our respective companies have entered into agreements for Ambre Limited to purchase our 50% interest in the Decker mine and related assets and assume all reclamation liabilities. The agreements will also provide for the joint resolution and dismissal of the pending Decker litigation upon closing of the transaction. Closing is expected to occur in the first half of 2013, subject to various closing conditions.

  West Antelope II LBA Challenges

        Challenges Against the BLM's Leasing Process; Intervention by Cloud Peak Energy and Others —On May 3, 2010, WildEarth Guardians, Defenders of Wildlife and Sierra Club (collectively, "WildEarth") and the Powder River Basin Resource Council ("PRBRC") filed appeals with the Interior Board of Land Appeals ("IBLA") regarding the U.S. Bureau of Land Management's ("BLM") decision to offer the West Antelope II ("WAII") coal tracts for lease. On June 29, 2010, WildEarth voluntarily dismissed its appeal. On July 13, 2010, WildEarth filed a complaint in the United States District Court for the District of Columbia ("D.C. District Court") challenging the BLM's decision. On November 2, 2010, the IBLA issued a decision in PRBRC's appeal, rejecting all of PRBRC's arguments and affirming the BLM's decision in all respects. On January 3, 2011, PRBRC filed a complaint in the D.C. District Court appealing the IBLA decision. On May 8, 2011, the D.C. District Court consolidated the WildEarth and PRBRC challenges. Antelope Coal LLC, a wholly-owned subsidiary of CPE Resources, (along with the National Mining Association and the State of Wyoming) intervened in the consolidated action on the side of the BLM. In the consolidated action, WildEarth and PRBRC requested that the court vacate the BLM's authorization, sale and issuance of the WAII leases and enjoin any coal mining activity on the leases until the BLM and the U.S. Fish and Wildlife Service had undertaken additional environmental analysis requested by the plaintiff organizations.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

        Award of LBAs to Cloud Peak Energy—On May 11, 2011, the BLM held a competitive sale for the WAII North Tract. On June 15, 2011, the BLM held a competitive sale for the WAII South Tract. Antelope Coal LLC was the successful high bidder in both sales, and the BLM issued leases to Antelope Coal LLC for the North Tract effective July 1, 2011 and for South Tract effective September 1, 2011.

        District Court Rejection of Challenges; Appeal by Plaintiffs—On July 30, 2012, the D.C. District Court rejected WildEarth's and PRBRC's consolidated challenge to the IBLA decision and denied their request that the court vacate the WAII leases as well as their requested injunction against coal mining activity on the leases. On September 25, 2012 and September 26, 2012, PRBRC and WildEarth, respectively, filed notices of appeal in the United States Circuit Court of Appeals for the District of Columbia. Both groups are appealing the decision issued by the D.C. District Court and have not yet specified what relief they are seeking from the appellate court. Antelope Coal LLC is a respondent-intervenor in the consolidated appeal. Any adverse outcome of the appeal could adversely impact or delay our ability to mine the coal subject to the leases.

  Other Legal Proceedings

        We are involved in other legal proceedings arising in the ordinary course of business and may become involved in additional proceedings from time to time. We believe that there are no other legal proceedings pending that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or an accrual within a particular fiscal period may adversely impact our results of operations for that period. In addition to claims and lawsuits against us, our LBAs, permits, and other industry regulatory processes and approvals may also be subject to legal challenges that could adversely impact our mining operations and results, as discussed above.

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

Concentrations of Risk and Major Customer

        Approximately 93%, 81% and 83% of our revenue for the years ended December 31, 2012, 2011, and 2010, respectively, were under multi-year contracts. While the majority of the contracts are fixed-price contracts, certain contracts have adjustment provisions for determining periodic price changes. There was no single customer that represented 10% or more of consolidated revenue in 2012,

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

2011, or 2010. We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities. The credit risk is controlled through credit approvals and monitoring procedures.

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

        U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations. The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company, or provide a letter of credit, typically through a bank. Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws. As of December 31, 2012, we had $610.3 million of surety bonds outstanding (including our proportional share of the Decker mine) to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.

16. Income Taxes

        Our income from continuing operations before income tax provision and earnings (losses) from unconsolidated affiliates is earned solely in the U.S. CPE Inc. recognizes income taxes on its pretax income, which for periods before the Secondary Offering consisted solely of its share (approximately 51%) of CPE Resources's pretax income. For periods following the Secondary Offering, CPE Inc. recognizes income tax expense on 100% of pretax income. Furthermore, subsequent to the Secondary Offering, CPE Resources is no longer treated as a partnership for income tax purposes and recognizes income taxes on a stand-alone, separate return basis.

CPE Inc.

        The income tax expense consisted of the following for the years ended December 31 (in thousands):

	2012	2011	2010
Current:
Federal	$18,064	$20,973	$3,478
State	2,339	1,700	—

Total current	$20,403	$22,673	$3,478

Deferred:
Federal	40,351	(11,261)	27,961
State	1,859	37	543

Total deferred	42,210	(11,224)	28,504

Total income tax expense	$62,614	$11,449	$31,982

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

        The tax effects of temporary differences that result in deferred tax assets and deferred tax liabilities consisted of the following at December 31 (in thousands):

	2012	2011
Deferred income tax assets:
Property, plant and equipment	$30,770	$62,379
Accrued expense and liabilities	32,484	32,324
Pension and other postretirement benefits	16,761	13,126
Investment in joint venture partnerships	8,450	7,349
Accrued reclamation and mine closure costs	41,854	38,091
Contract rights	31,838	30,679
Tax agreement liability	41,954	61,429
AMT Credit	26,816	24,061
Other	5,263	6,433

Total deferred income tax assets	236,190	275,870
Less valuation allowance	(17,231)	(33,903)

Net deferred income tax asset	218,960	241,967

Deferred income tax liabilities:
Inventories	(2,919)	(3,332)
Mineral rights	(78,936)	(67,938)
Mark-to-market gain	(4,861)	—
Other	(3,057)	(341)

Total deferred income tax liabilities	(89,773)	(71,611)

Net deferred income tax assets (liabilities)	$129,187	$170,356

        CPE Inc. reports differences between tax bases of assets and liabilities and the financial statement carrying amount of these items as deferred income tax assets and liabilities. Included in deferred income tax assets are amounts related to payments it expects to make pursuant to the Tax Receivable Agreement with Rio Tinto, which is recognized as a liability in our consolidated financial statements. Also included in other deferred tax assets are net operating loss carryforwards of $6.1 million that expire in 2029 through 2032 and alternative minimum tax ("AMT") credits of $26.8 million that do not expire.

        Net deferred income tax assets are classified in the consolidated balance sheets at December 31 as follows (in thousands):

	2012	2011
Net current deferred income tax assets	$28,112	$37,528
Net noncurrent deferred income tax assets	101,075	132,828

Net deferred income tax assets	$129,187	$170,356

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

        The future realization of deferred income tax assets arising primarily from the increased tax basis arising from the IPO and the Secondary Offering depends on the existence of sufficient future taxable income. Based on our consideration of CPE Resources's historical operations, current forecasts of taxable income over the remaining lives of our mines, the availability of tax planning strategies, and other factors, we determined that $129.2 million of the potential tax benefits are more likely than not to be realized at the statutory federal and state income tax rates. Accordingly, we have provided a $17.2 million valuation allowance to reduce our deferred tax assets to the amount that we determined is more likely than not to be realized.

        The effective tax rate is reconciled to the U.S. federal statutory income tax rate for the years ended December 31 as follows:

	2012	2011	2010
United States federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.2	0.9	0.4
Percentage depletion deduction	(2.3)	(3.2)	(3.0)
Section 199 domestic manufacturing deduction	(0.6)	(0.3)	(0.1)
Change in valuation allowance	(7.1)	(25.4)	9.0
Noncontrolling interest	—	—	(18.9)
Prior year return-to-actual	0.3	(1.3)	(0.4)
Other	0.2	—	(0.1)

Effective tax rate	26.7%	5.7%	21.9%

        As of December 31, 2012 and 2011, we had no unrecognized tax benefits. We are open to federal and state tax audits until the applicable statutes of limitations expire.

CPE Resources

        The income tax expense (benefit) consisted of the following for the years ended December 31 (in thousands):

	2012	2011	2010
Current:
Federal	$15,467	$671	$—
State	2,345	534	—

Total current	$17,812	$1,205	$—

Federal	30,946	17,340	(755)
State	3,278	1,438	(25)

Total deferred	34,224	18,778	(780)

Total income tax expense (benefit)	$52,036	$19,983	$(780)

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

        The tax effects of temporary differences that result in deferred tax assets and deferred tax liabilities consisted of the following at December 31 (in thousands):

	2012	2011
Deferred income tax assets:
Property, plant and equipment	$30,770	$62,379
Accrued expense and liabilities	32,484	32,324
Pension and other postretirement benefits	16,761	13,126
Investment in joint venture partnerships	8,450	7,349
Accrued reclamation and mine closure costs	41,854	38,091
Contract rights	31,838	30,679
AMT Credit	26,816	24,061
Other	5,261	6,434

Total deferred income tax assets	194,235	214,443
Less valuation allowance	(17,231)	(33,903)

Net deferred income tax asset	177,004	180,540

Deferred income tax liabilities:
Inventories	(2,919)	(3,332)
Mineral rights	(78,936)	(67,938)
Mark-to-market	(4,861)	—
Other	(3,057)	(342)

Total deferred income tax liabilities	(89,773)	(71,612)

Net deferred income tax assets (liabilities)	$87,232	$108,928

        CPE Resources reports differences between tax bases of assets and liabilities and the financial statement carrying amount of these items as deferred income tax assets and liabilities. Included in other deferred tax assets are net operating loss carryforwards of $6.1 million that expire in 2029 through 2032 and AMT credits of $26.8 million that do not expire.

        Net deferred income tax assets are classified in the consolidated balance sheets at December 31 as follows (in thousands):

	2012	2011
Net current deferred income tax assets	$21,096	$30,648
Net noncurrent deferred income tax assets	66,136	78,280

Net deferred income tax assets	$87,232	$108,928

        The future realization of deferred income tax assets arising primarily from the increased tax basis arising from the IPO and the Secondary Offering depends on the existence of sufficient future taxable income. Based on our consideration of CPE Resources's historical operations, current forecasts of taxable income over the remaining lives of our mines, the availability of tax planning strategies, and other factors, we determined that $87.2 million of the potential tax benefits are more likely than not to

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

be realized at the statutory federal and state income tax rates. Accordingly, we have provided a $17.2 million valuation allowance to reduce our deferred tax assets to the amount that we determined is more likely than not to be realized.

        The effective tax rate is reconciled to the U.S. federal statutory income tax rate for the years ended December 31 as follows:

	2012	2011	2010
United States federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.2	0.9	—
Income not taxable to CPE Resources	—	—	(35.0)
Percentage depletion deduction	(2.6)	(2.9)	(0.2)
Section 199 domestic manufacturing deduction	(0.7)	(0.3)	(0.1)
Change in valuation allowance	(8.1)	(23.1)	0.6
Prior year return-to-actual	0.3	(0.6)	(0.8)
Other	0.1	0.1	—

Effective tax rate	25.3%	9.1%	(0.5)%

        As of December 31, 2012 and 2011, we had no unrecognized tax benefits. We are open to federal and state tax audits until the applicable statutes of limitations expire.

17. Equity-Based Compensation (CPE Inc. only)

        The Cloud Peak Energy Inc. 2009 Long Term Incentive Plan ("LTIP") permits awards to our employees, which do not include Decker employees, and eligible non-employee directors. The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards. In May 2011, the stockholders approved increasing the pool of shares of CPE Inc.'s common stock authorized for issuance in connection with equity-based awards under the LTIP from 3.4 million shares to 5.5 million shares. As of December 31, 2012, 2.7 million shares were available for grant. Equity-based compensation expense is charged to CPE Resources through a management fee.

        Total equity-based compensation expense recognized primarily within selling, general, and administrative expenses in our consolidated statements of operations was as follows for the years ended December 31 (in thousands):

	2012	2011	2010
Total equity-based compensation expense	$11,796	$8,796	$7,234

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

        A summary of restricted stock award activity is as follows (in thousands):

	Number	Weighted Average Grant-Date Fair Value (per share)
Non-vested shares at January 1, 2012	936	$15.75
Granted	161	17.61
Vested	(776)	15.08
Forfeited	(17)	15.56

Non-vested shares at December 31, 2012	304	$18.46

        As of December 31, 2012, unrecognized compensation cost related to restricted stock awards was $2.3 million, which will be recognized over a weighted-average period of 1.9 years prior to vesting. The total fair value of restricted stock awards vested during the years ended December 31, 2012, 2011, and 2010 was $15.1 million, $167,000, and $6,000, respectively.

        The LTIP allows employees to elect to have a portion of their shares withheld upon vesting to pay their portion of required tax withholding. As a result of this net settlement of restricted stock vesting, we purchased 276,000 shares with a then current market value of $5.4 million during the year ended December 31, 2012. These shares are recorded as treasury shares at December 31, 2012.

Performance-Based Share Units

        The LTIP allows for the award of performance share units which cliff vest after three years, subject to continued employment (with accelerated vesting upon a change in control). Performance-based share units granted represent the number of shares of common stock to be awarded based on the achievement of targeted performance levels related to pre-established total stockholder return goals over a three year period and may range from 0% to 200% of the targeted amount. The grant date fair value of the awards is based upon a Monte Carlo simulation and is amortized over the performance period.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Equity-Based Compensation (CPE Inc. only) (Continued)

        A summary of performance-based share unit award activity is as follows (in thousands):

	Number	Weighted Average Grant-Date Fair Value (per share)
Non-vested units at January 1, 2012	159	$20.12
Granted	220	17.61
Forfeited	(2)	18.58
Vested	—	—

Non-vested units at December 31, 2012	376	$18.66

        As of December 31, 2012, unrecognized compensation cost related to performance-based share units was $3.9 million which will be recognized over a weighted-average period of 1.9 years prior to vesting. No shares have vested yet under outstanding performance share awards.

Non-Qualified Stock Options

        Annually, we grant non-qualified stock options under the LTIP to certain employees. Generally, the agreements provide that any option awarded will become exercisable in three years. However, the option will become pro-rata exercisable sooner if a grantee terminates employment because of death, disability, redundancy or retirement. The option award will fully vest if an employee is terminated without cause within two years after a change in control occurs (as such term is defined in the LTIP). No option can be exercised more than ten years after the date of grant. Each award will be forfeited if the grantee terminates employment with or stops providing services to us for any reason other than those reasons noted above.

        A summary of non-qualified stock option activity is as follows (in thousands except per share amounts):

	Number	Weighted Average Exercise Price (per option)	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value(1)
Options outstanding at January 1, 2012	1,138	$15.77	8.06
Granted	207
Exercised	(4)			$19
Forfeited	(9)

Options outstanding at December 31, 2012	1,332	$15.95	7.38	$4,720

Exercisable at December 31, 2012	941	$15.00	6.89	$4,075

Vested and expected to vest at December 31, 2012	1,319	$15.94	7.37	$4,692

(1)
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at year-end.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Equity-Based Compensation (CPE Inc. only) (Continued)

        As of December 31, 2012, we had $2.0 million of unrecognized compensation expense, net of estimated forfeitures, for non-vested stock options, which will be recognized as expense over the remaining weighted-average vesting period of approximately 1.8 years.

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

        The assumptions used to estimate the fair value of options granted during the years ended December 31, are as follows:

	2012	2011	2010
Weighted-average grant date fair value (per option)	$9.05	$12.47	$9.34
Assumptions:
Risk-free interest rate	1.7%	2.9%	3.0%
Expected option life	6.5 years	6.5 years	6.5 years
Expected volatility	53.6%	59.5%	57.0%

Employee Stock Purchase Plan

        In May 2011, our stockholders approved the Cloud Peak Energy Inc. Employee Stock Purchase Plan ("ESPP"). Eligible employees are able to authorize payroll deductions on a voluntary basis to purchase shares of CPE Inc.'s common stock at a discount from the market price. A maximum of 500,000 shares of common stock have been reserved for sale under the ESPP. Employees are eligible to participate in the ESPP if employed by us for at least six months and are expected to work at least 1,000 hours of service per calendar year. Participating employees may contribute up to $200 of their eligible earnings during each pay period or $4,800 per plan year. The purchase price of common stock purchased under the ESPP is equal to the lesser of (i) 90% of the fair market value of CPE Inc.'s common stock on the offering date and (ii) 90% of the fair market value of CPE Inc.'s common stock on the last day of the annual option period.

        Compensation costs related to the ESPP are as follows:

	2012	2011
Unrecognized compensation expense	$0.3	$0.3
Recognized compensation expense	0.1	0.1

Total ESPP compensation expense	$0.4	$0.4

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Equity-Based Compensation (CPE Inc. only) (Continued)

        No compensation expense was recognized in the year ended December 31, 2010 related to the ESPP.

        The fair value of each purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2012	2011
Weighted-average fair value (per award)	$5.51	$6.04
Assumptions:
Risk-free interest rate	0.2%	0.1%
Expected option life	1.0	1.0
Expected volatility	44.7%	43.0%

18. Earnings Per Share (CPE Inc. Only)

        In connection with the IPO on November 19, 2009, CPE Inc. issued 30,600,000 shares of common stock to the public and used the proceeds to acquire a 51% interest in CPE Resources. On December 15, 2010, CPE Inc. priced the Secondary Offering of 29,400,000 shares of its common stock on behalf of Rio Tinto. In connection with the Secondary Offering, we exchanged 29,400,000 shares of common stock for the common membership units of CPE Resources held by Rio Tinto and completed the Secondary Offering, resulting in a divestiture of 100% of Rio Tinto's holdings in CPE Resources. As a result of this transaction, CPE Resources became a wholly-owned subsidiary of CPE Inc.

        On November 20, 2012, restricted stock issued to employees and directors in connection with the IPO vested, increasing the weighted-average shares outstanding for the period by 62,000 shares and decreasing the denominator for diluted earnings per share. The 276,000 shares retained as treasury shares during 2012 no longer impact this calculation.

        Dilutive potential shares of common stock include restricted stock and options issued under the LTIP (see Note 17). We apply the treasury stock method to determine dilution from restricted stock and options.

        Prior to the Secondary Offering, potential dilutive shares also included common stock that could have been issued in exchange for CPE Resources common membership units held by Rio Tinto members. In applying the if-converted method, we assumed that the Rio Tinto entities exchanged all of their membership units in CPE Resources for an equivalent number of shares of CPE Inc. common stock. In this calculation, we increased the numerator to include CPE Resources income attributable to the noncontrolling interest and decreased the numerator to reflect the additional income tax expense that results from the attribution of additional CPE Resources income to CPE Inc.'s controlling interest in CPE Resources. The calculation of such additional income tax expense reflects our combined federal and state statutory rate of 36%. At December 31, 2010, these shares were anti-dilutive and were excluded from the diluted earnings per share calculations.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Earnings Per Share (CPE Inc. Only) (Continued)

        The following table summarizes the calculation of basic and diluted earnings per share for the years ended December 31, (in thousands, except per share amounts):

	2012	2011	2010
Numerator for calculation of basic earnings per share:
Net income	$173,720	$189,797	$33,737
Denominator for basic income per share:
Weighted-average shares outstanding	60,093	60,004	31,889

Basic earnings per share	$2.89	$3.16	$1.06

Numerator for calculation of diluted earnings per share:
Net income	$173,720	$189,797	$33,737
Denominator for diluted income per share:
Weighted-average shares outstanding	60,093	60,004	31,889
Dilutive effect of stock equivalents	834	633	—

Denominator for diluted earnings per share	60,927	60,637	31,889

Diluted earnings per share	$2.85	$3.13	$1.06

        For the years ended December 31, the following were excluded from the diluted earnings per share calculation because they were anti-dilutive (in thousands):

	2012	2011	2010
CPE Resources common membership units held by noncontrolling interest	—	—	25,695
Restricted stock	28	7	878
Options outstanding	57	73	1,032
Employee stock purchase plan	21	8	—

19. Related Party Transactions

        Related party activity consists primarily of coal sales to our equity method investment, Venture Fuels Partnership. For purposes of classifying related party transactions, we consider all agreements entered into with Rio Tinto prior to the Secondary Offering as related party transactions. These include the delivery of coal under arms-length commercial arrangements in the ordinary course of business and engaging Rio Tinto for agency services in connection with our export coal sales. As of November 2011, all material sales and support service agreements entered into with Rio Tinto prior to the Secondary Offering have been terminated.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Related Party Transactions (Continued)

        The following table summarizes related party transactions for the years ended December 31 (in thousands):

	2012	2011	2010
Sales of coal to Venture Fuels Partnership	$22,069	$20,461	$27,674
Transactions with Rio Tinto:
Transitional support services Rent expense paid to Rio Tinto	$—	$—	$245
Other commercial transactions
Agency services fees paid to Rio Tinto	$—	$712	$245
Revenue from export sales agreements with Rio Tinto	$—	$16,203	$8,569

20. Segment Information

        Historically, we have reported one segment: the production of low-sulfur, thermal coal from surface mines located in the Western region of the U.S. within the PRB, which is sold to electric utilities and industrial customers. Based upon current year and planned future activity along with earnings growth in our Logistics services business, we have presented our reportable segments for all periods as Owned and Operated Mines, Logistics and Related Activities, and Corporate and Other.

        Our Owned and Operated Mines segment is characterized by the predominant focus on thermal coal production where the sale occurs at the mine site and where title and risk of loss pass to the customer at that point. This segment includes our Antelope, Cordero Rojo, and Spring Creek mines. Sales in this segment are primarily to domestic electric utilities; although a portion is made to our Logistics and Related Activities segment. Our mines utilize surface mining extraction processes and are all located in the PRB. The gains and losses resulting from our WTI collar derivative financial instruments are reported within this segment.

        Our Logistics and Related Activities segment is characterized by the services we provide to our international and domestic customers where we deliver coal to them. Services provided typically include: delivered sales contract negotiations; purchase of coal from third parties or from our owned and operated mines; coordination of the transportation and delivery of purchased coal; and sales contract administration activities. Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process. Title and risk of loss pass to the customer in accordance with the contract and typically occurs at either a vessel loading terminal, a vessel unloading terminal or an end use facility. Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment. The gains and losses resulting from our international coal forward derivative financial instruments are reported within this segment.

        Our Corporate and Other segment includes results relating to broker activity, our share of the Decker mine operations, and unallocated corporate costs and assets. All corporate costs, except Board of Directors related expenses, are allocated to the segments based upon their relative percentage of certain financial metrics.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Segment Information (Continued)

        Eliminations represent the purchase and sale of coal between reportable segments and the associated elimination of intercompany profit or loss in inventory. Sales between reportable segments are priced based on prevailing market prices, as determined by us with reference to independent third-party publications.

        Our chief operating decision maker uses Adjusted EBITDA as the primary measure of segment reporting performance. EBITDA represents net income before (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, (4) amortization, and (5) accretion. Adjusted EBITDA represents EBITDA as further adjusted to exclude specifically identified items that management believes do not directly reflect our core operations. For the periods presented herein, the specifically identified items are the income statement amounts for: (1) the updates to the tax agreement liability, including tax impacts of the IPO and Secondary Offering, (2) adjustments for derivative financial instruments, including mark-to-market amounts and cash settlements realized, and (3) a significant broker contract that expired in the first quarter of 2010.

Revenue

        The following table presents revenue for the years ended December 31, (in thousands):

	2012	2011	2010
Owned and Operated Mines	$1,205,652	$1,241,567	$1,154,864
Logistics and Related Activities	338,804	327,417	205,377
Corporate and Other	37,984	50,925	50,326
Eliminations of intersegment sales	(65,668)	(66,248)	(39,806)

Consolidated revenue	$1,516,772	$1,553,661	$1,370,761

        The following table presents revenue from external customers by geographic region for the years ended December 31, (in thousands):

	2012	2011	2010
United States	$1,211,884	$1,257,604	$1,194,800
Asia	296,821	287,236	163,030
Other	8,067	8,821	12,931

Total revenue from external customers	$1,516,772	$1,553,661	$1,370,761

        We attribute revenue to individual countries based on the location of the physical delivery of the coal. All of our revenue for the years ended December 31, 2012, 2011, and 2010 originated in the U.S.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Segment Information (Continued)

Adjusted EBITDA

        The following table presents Adjusted EBITDA for the years ended December 31, (in thousands):

	2012	2011	2010
Owned and Operated Mines	$283,280	$318,751	$286,342
Logistics and Related Activities	57,080	24,707	18,820
Corporate and Other	36	8,120	16,315
Eliminations	(1,568)	116	1,256

Consolidated Adjusted EBITDA	338,828	351,695	322,733
Interest expense, net	(35,241)	(33,274)	(46,373)
Depreciation, depletion and accretion	(107,764)	(99,596)	(115,719)
Tax agreement expense	29,000	(19,854)	(19,669)
Derivative financial instruments	11,511	2,275	—
Income tax	(62,614)	(11,449)	(31,982)
Expired significant broker contract	—	—	8,207

Net income	$173,720	$189,797	$117,197

Total Assets

        The following table presents total assets at December 31, (in thousands):

	2012	2011
Owned and Operated Mines	$1,826,165	$1,484,099
Logistics and Related Activities	46,426	49,636
Corporate and Other	478,536	786,537
Eliminations	196	(953)

Consolidated assets	$2,351,323	$2,319,319

        As of December 31, 2012, 2011, and 2010, all of our long lived assets were located in the U.S.

Capital Expenditures

        The following table presents total capital expenditures for the years ended December 31, (in thousands):

	2012	2011	2010
Owned and Operated Mines	$395,681	$202,247	$87,208
Logistics and Related Activities	7,389	—	—
Corporate and Other	8,365	9,882	4,431
Eliminations	—	—	—

Consolidated	$411,435	$212,129	$91,639

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CPE Inc. (Parent Company Only) Financial Information

        Due to restrictions on CPE Resources's ability to pay dividends or transfer assets to CPE Inc. imposed by its debt covenants, the following parent company only condensed financial information is presented which reflects the financial condition, results of operations and cash flows of CPE Inc. The information has been prepared using the equity method of consolidation under U.S. GAAP.

        The results of operations and cash flows are for the years ended December 31, (in thousands):

Condensed Statements of Operations

	2012	2011	2010
Management fee	$8,076	$7,254	$9,469
Costs and expenses
General and administrative expenses	8,076	7,254	9,517

Total costs and expenses	8,076	7,254	9,517

Income (Loss) before equity in earnings of consolidated subsidiaries and income taxes	—	—	(48)
Equity in earnings of CPE Resources	155,609	201,221	86,237
Interest expense	(312)	(104)	(21)
Change in tax agreement liability	29,000	(19,854)	(19,669)
Income tax (expense) benefit	(10,578)	8,534	(32,762)

Net income	$173,720	$189,797	$33,737

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CPE Inc. (Parent Company Only) Financial Information (Continued)

Condensed Balance Sheets

	December 31,
	2012	2011
ASSETS
Current assets
Deferred income taxes	7,015	6,881
Due from related party	12,554	27,892
Other assets	289	409

Total current assets	19,858	35,182
Deferred income taxes	34,939	54,548
Other assets	48	48
Investment in CPE Resources	999,190	845,428

Total assets	$1,054,035	$935,206

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$18	$50
Current portion of tax agreement liability	19,485	19,113
Accrued expenses	6,457	14,131

Total current liabilities	25,960	33,294
Tax agreement liability, net of current portion	97,053	151,523

Total liabilities	123,013	184,817
Total stockholders' equity	931,022	750,389

Total liabilities and stockholders' equity	$1,054,035	$935,206

Condensed Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income (loss)	$173,720	$189,797	$33,737
Adjustments to reconcile net income (loss) to net cash used in operating activities	(173,720)	(189,798)	(33,736)

Net cash used in operating activities	—	(1)	1

Investing activities
Net cash provided by investing activities	—	—	—

Financing activities
Net cash provided by financing activities	—	—	—

Increase (decrease) in cash and cash equivalents	—	(1)	1
Cash and cash equivalents at beginning of period	—	1	—

Cash and cash equivalents at end of period	$—	$—	$1

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Summary Unaudited Quarterly Financial Information

        A summary of the unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 is presented below (in thousands except share amounts).

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$372,903	$343,183	$425,861	$374,825
Operating income	47,027	58,722	81,634	54,482
Net income	26,618	33,678	85,260	28,163
Income per common share from continuing operations attributable to the controlling interest:
Basic	$0.44	$0.56	$1.42	$0.47
Diluted	$0.44	$0.55	$1.39	$0.46

        During the three months ended September 30, 2012, CPE Inc. completed its update of its most recent operating plans, inclusive of market and cash cost forecasts, and calculation of the resulting amount and timing of estimated future taxable income. Because of the reduced future tax value expected to be received, there was a decrease in the tax agreement liability due to Rio Tinto, resulting in a benefit to non-operating income for the three months ended September 30, 2012. In addition, the deferred tax valuation allowance was reduced based the update of the operating plans, resulting in a benefit to income tax expense.

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$356,545	$387,679	$406,950	$402,487
Operating income	53,882	74,706	60,173	63,984
Net income	26,773	94,594	24,611	43,819
Income (loss) per common share from continuing operations attributable to the controlling interest:
Basic	$0.45	$1.58	$0.41	$0.73
Diluted	$0.44	$1.56	$0.41	$0.72

        The successful bids for the WAII North and WAII South Coal Tracts during the three months ended June 30, 2011 were a triggering event for updating our estimates of the ARO and tax agreement liability. Increases in the mine life at Antelope deferred reclamation activities which resulted in a reduction in the ARO that exceeded the carrying amount of the related asset retirement cost by $15.7 million and was recognized as a reduction of depreciation and depletion expense in the three months ended June 30, 2011. An increase in the tax agreement liability resulted in a $42.7 million charge to non-operating income and was offset by a related increase of $15.4 million to the net value of deferred tax assets which was recorded through income tax benefit in the three months ended June 30, 2011. In addition, the successful bids increased our estimate of future taxable income and we expected to realize the benefit of an additional $78.2 million of our deferred tax assets, against which we had previously recorded a valuation allowance, which was recorded through income tax benefit in the three months ended June 30, 2011.

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Summary Unaudited Quarterly Financial Information (Continued)

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

        Additionally, during the three months ended September 30, 2011, CPE Inc. completed its annual update of its most recent operating plans and calculation of the resulting estimated future taxable income. Because of the reduced future tax value expected to be received as explained above, there was a decrease in the tax agreement liability due to Rio Tinto, resulting in a $22.9 million benefit to non-operating income for the three months ended September 30, 2011. Related adjustments of $32.9 million to the net value of deferred tax assets were recorded through income tax expense.

23. Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only)

        In accordance with the indenture governing the senior notes, certain wholly-owned U.S. subsidiaries of CPE Resources (the "Guarantor Subsidiaries") have fully and unconditionally guaranteed these senior notes on a joint and several basis. These guarantees of either series of senior notes are subject to release in the following customary circumstances:

  •
  a sale or other disposition (including by way of consolidation or merger or otherwise) of the Guarantor Subsidiary or the sale or disposition of all or substantially all the assets of the Guarantor Subsidiary (other than to the CPE Resources or a Restricted Subsidiary (as defined in the indenture) of CPE Resources) otherwise permitted by the indenture,

  •
  a sale of the majority of the capital stock of a Guarantor Subsidiary to a third person otherwise permitted by the indenture, after which the applicable Guarantor Subsidiary is no longer a Restricted Subsidiary,

  •
  upon a liquidation or dissolution of a Guarantor Subsidiary so long as no default under the indenture occurs as a result thereof,

  •
  the designation by CPE Resources in accordance with the indenture of the Guarantor Subsidiary as an Unrestricted Subsidiary or the Guarantor Subsidiary otherwise ceases to be a Restricted Subsidiary of CPE Resources in accordance with the indenture,

  •
  defeasance or discharge of such series of senior notes or

  •
  the release, other than the discharge through payment by the Guarantor Subsidiary, of all other guarantees by such Restricted Subsidiary of Debt (as defined in the indenture) of CPE Resources or the co-issuer of the senior notes.

        Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the senior note

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only) (Continued)

holders. The following historical financial statement information is provided for the Guarantor/Non-Guarantor Subsidiaries:

Supplemental Condensed Consolidating Statement of Operations and
Comprehensive Income
(in thousands)

	Year Ended December 31, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,494,597	$22,176	$—	$1,516,772

Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	(12)	1,103,013	29,397	—	1,132,399
Depreciation and depletion	2,403	89,554	2,618	—	94,575
Accretion	—	9,852	3,336	—	13,189
Derivative financial instruments	(138)	(22,616)	—	—	(22,754)
Selling, general and administrative expenses	51,420	3,130	—	—	54,548
Other operating costs	—	2,949	—	—	2,949

Total costs and expenses	53,673	1,185,881	35,352	—	1,274,906

Operating income (loss)	(53,673)	308,715	(13,176)	—	241,866

Other income (expense)
Interest income	1,086	—	—	—	1,086
Interest expense	(33,963)	(1,991)	(63)	—	(36,016)
Other	—	(847)	—	—	(847)

Total other expense	(32,877)	(2,838)	(62)	—	(35,777)

Income (loss) before income tax provision and earnings (losses) from affiliates	(86,550)	305,877	(13,238)	—	206,089
Income tax provision	32,134	(89,142)	4,972	—	(52,036)
Earnings from unconsolidated affiliates, net of tax	17	1,539	—	—	1,556
Earnings (losses) from consolidated affiliates, net of tax	210,008	(8,266)	—	(201,742)	—

Net income (loss)	155,609	210,008	(8,266)	(201,742)	155,609

Other comprehensive income
Retiree medical plan amortization of prior service costs	1,575	1,575	—	(1,575)	1,575
Retiree medical plan adjustment	(4,665)	(4,665)	—	4,665	(4,665)
Decker pension adjustment	204	204	204	(408)	204
Income taxes on retiree medical plan adjustments	1,039	1,039	(73)	(966)	1,039

Other comprehensive income (loss)	(1,847)	(1,847)	131	1,716	(1,847)

Total comprehensive income (loss)	$153,762	$208,161	$(8,135)	$(200,026)	$153,762

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only) (Continued)

Supplemental Condensed Consolidating Statement of Operations and
Comprehensive Income (Continued)
(in thousands)

	Year Ended December 31, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$1	$1,529,846	$23,814	$—	$1,553,661

Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	192	1,125,340	25,585	—	1,151,117
Depreciation and depletion	2,027	80,689	4,411	—	87,127
Accretion	—	8,539	3,930	—	12,469
Derivative financial instruments	—	(2,275)	—	—	(2,275)
Selling, general and administrative expenses	46,735	4,326	—	—	51,061
Other operating costs	—	1,419	—	—	1,419

Total costs and expenses	48,954	1,218,038	33,926	—	1,300,918

Operating income (loss)	(48,953)	311,808	(10,112)	—	252,743

Other income (expense)
Interest income	590	1	1	—	592
Interest expense	(32,772)	(932)	(58)	—	(33,762)
Other, net	—	(170)	—	—	(170)

Total other expense	(32,182)	(1,101)	(57)	—	(33,340)

Income (loss) before income tax provision and earnings (losses) from affiliates	(81,135)	310,707	(10,169)	—	219,403
Income tax provision	83,425	(106,956)	3,548	—	(19,983)
Earnings from unconsolidated affiliates, net of tax	21	1,780	—	—	1,801
Earnings (losses) from consolidated affiliates, net of tax	198,910	(6,621)	—	(192,289)	—

Net income (loss)	201,221	198,910	(6,621)	(192,289)	201,221

Other comprehensive income
Retiree medical plan amortization of prior service costs	1,305	1,305	—	(1,305)	1,305
Retiree medical plan adjustment	(5,602)	(5,602)	—	5,602	(5,602)
Decker pension adjustment	(1,885)	(1,885)	(1,885)	3,770	(1,885)
Income taxes on retiree medical plan adjustments	2,226	2,225	678	(2,903)	2,226

Other comprehensive income (loss)	(3,956)	(3,957)	(1,207)	5,164	(3,956)

Total comprehensive income (loss)	$197,265	$194,953	$(7,828)	$(187,125)	$197,265

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only) (Continued)

Supplemental Condensed Consolidating Statement of Operations and
Comprehensive Income (Continued)
(in thousands)

	Year Ended December 31, 2010
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$78	$1,348,769	$21,914	$—	$1,370,761

Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	221	959,432	19,920	—	979,573
Depreciation and depletion	2,080	97,189	754	—	100,023
Amortization	—	3,197	—	—	3,197
Accretion	—	9,591	2,908	—	12,499
Selling, general and administrative expenses	29,187	33,577	782	—	63,546

Total costs and expenses	31,488	1,102,986	24,364	—	1,158,838

Operating income (loss)	(31,410)	245,783	(2,450)	—	211,923

Other income (expense)
Interest income	558	—	7	—	565
Interest expense	(45,629)	(1,230)	(58)	—	(46,917)
Other, net	42	115	—	—	157

Total other expense	(45,029)	(1,115)	(51)	—	(46,195)

Income (loss) before income tax provision and earnings (losses) from affiliates	(76,439)	244,668	(2,501)	—	165,728
Income tax provision	1,146	(430)	64	—	780
Earnings from unconsolidated affiliates, net of tax	26	3,919	—	—	3,945
Earnings (losses) from consolidated affiliates, net of tax	245,720	(2,437)	—	(243,283)	—

Net income (loss)	170,453	245,720	(2,437)	(243,283)	170,453

Other comprehensive income
Retiree medical plan amortization of prior service costs	1,405	1,405	—	(1,405)	1,405
Retiree medical plan adjustment	(3,587)	(3,587)	—	3,587	(3,587)
Decker pension adjustment	295	295	295	(590)	295

Other comprehensive income (loss)	(1,887)	(1,887)	295	1,592	(1,887)

Total comprehensive income (loss)	$168,566	$243,833	$(2,142)	$(241,691)	$168,566

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only) (Continued)

Supplemental Condensed Consolidating Balance Sheet
(in thousands)

	December 31, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$195,076	$—	$2,615	$—	$197,691
Investments in marketable securities	80,341	—	—	—	80,341
Restricted cash	—	—	—	—	—
Accounts receivable	—	74,008	2,108	—	76,117
Due from related parties	—	385,102	42	(385,144)	—
Inventories, net	6,741	71,312	3,622	—	81,675
Deferred income taxes	—	21,124	—	(28)	21,096
Derivative assets	138	13,647	—	—	13,785
Other assets	7	16,100	117	—	16,224

Total current assets	282,303	581,293	8,504	(385,171)	486,929
Noncurrent assets
Property, plant and equipment, net	9,239	1,666,020	3,035	—	1,678,294
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	22,807	24,650	18,679	—	66,136
Investments and other assets	1,682,267	—	4,470	(1,646,259)	40,478

Total assets	$1,996,616	$2,307,597	$34,688	$(2,031,430)	$2,307,471

LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Accounts payable	$2,558	$45,896	$1,117	$—	$49,571
Royalties and production taxes	—	126,726	2,625	—	129,351
Accrued Expenses	2,087	41,529	292	—	43,908
Due to related parties	396,137	—	—	(385,144)	10,993
Current portion of federal coal lease obligations	—	63,191	—	—	63,191
Other current liabilities	76	1,754	966	(27)	2,769

Total current liabilities	400,858	279,096	5,001	(385,172)	299,783
Noncurrent liabilities
Senior notes	596,506	—	—	—	596,506
Federal coal lease obligations, net of current portion	—	122,928	—	—	122,928
Asset retirement obligations, net of current portion	—	164,626	74,365	—	238,991
Deferred income taxes	—	—	—	—	—
Other liabilities	61	77,655	5,806	(33,449)	50,073

Total liabilities	997,425	644,305	85,172	(418,621)	1,308,281
Commitments and Contingencies (Note 15)
Total member's equity	999,190	1,663,293	(50,484)	(1,612,809)	999,190

Total liabilities and member's equity	$1,996,615	$2,307,598	$34,688	$(2,031,430)	$2,307,471

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only) (Continued)

Supplemental Condensed Consolidating Balance Sheet (Continued)
(in thousands)

	December 31, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$401,087	$2	$3,151	$—	$404,240
Investments in marketable securities	75,228	—	—	—	75,228
Restricted cash	71,245	—	—	—	71,245
Accounts receivable	130	92,936	2,181	—	95,247
Due from related parties	—	256,460	—	(256,460)	—
Inventories, net	5,753	61,677	4,218	—	71,648
Deferred income taxes	—	30,648	—	—	30,648
Derivative financial instruments	—	2,275	—	—	2,275
Other assets	—	12,610	—	—	12,610

Total current assets	553,443	456,608	9,550	(256,460)	763,141
Noncurrent assets
Property, plant and equipment, net	6,684	1,338,839	4,612	—	1,350,135
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	34,307	28,931	15,042	—	78,280
Investments and other assets	1,134,791	—	—	(1,105,018)	29,773

Total assets	$1,729,225	$1,860,012	$29,204	$(1,361,478)	$2,256,963

LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,801	$66,850	$1,726	$—	$71,377
Royalties and production taxes	—	133,349	2,723	—	136,072
Accrued expenses	2,094	44,677	5,028	—	51,799
Due to related parties	282,661	—	1,219	(256,460)	27,420
Current portion of federal coal lease obligations	—	102,198	—	—	102,198
Other liabilities	45	3,960	966	—	4,971

Total current liabilities	287,601	351,034	11,662	(256,460)	393,837
Noncurrent liabilities
Senior notes	596,077	—	—	—	596,077
Federal coal lease obligations, net of current portion	—	186,119	—	—	186,119
Asset retirement obligations, net of current portion	—	126,267	66,440	—	192,707
Other liabilities	119	84,201	6,021	(47,546)	42,795

Total liabilities	883,797	747,622	84,123	(304,006)	1,411,535
Total member's equity	845,428	1,112,390	(54,919)	(1,057,472)	845,428

Total liabilities and member's equity	$1,729,225	$1,860,012	$29,204	$(1,361,478)	$2,256,963

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only) (Continued)

Supplemental Condensed Consolidated Statement of Cash Flows
(in thousands)

	Year Ended December 31, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$36,458	$219,458	$(8,447)	$—	$247,469

Investing activities
Acquisition of Youngs Creek project	—	(300,377)	—	—	(300,377)
Purchases of property, plant and equipment	(8,175)	(45,185)	(190)	—	(53,550)
Cash paid for capitalized interest	—	(50,119)	—	—	(50,119)
Investments in marketable securities	(67,576)	—	—	—	(67,576)
Maturity and redemption of investments	62,463	—	—	—	62,463
Investment in development projects	—	(7,389)	—	—	(7,389)
Return of restricted cash	71,244	—	—	—	71,244
Partnership escrow deposit	—	—	(4,470)	—	(4,470)
Contributions made to subsidiary	(300,377)	(12,570)	—	312,947	—
Other	(47)	1,907	—	—	1,860

Net cash used in investing activities	(242,468)	(413,733)	(4,660)	312,947	(347,914)

Financing activities
Principal payments on federal coal leases	—	(102,198)	—	—	(102,198)
Contributions received from parent	—	300,377	12,570	(312,947)	—
Other	—	(3,906)	—	—	(3,906)

Net cash provided by (used in) financing activities	—	194,273	12,570	(312,947)	(106,104)

Net decrease in cash and cash equivalents	(206,010)	(2)	(537)	—	(206,549)
Cash and cash equivalents at beginning of year	401,087	2	3,151	—	404,240

Cash and cash equivalents at the end of year	$195,077	$—	$2,614	$—	$197,691

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only) (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows (Continued)
(in thousands)

	Year Ended December 31, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$55,508	$247,529	$(6,090)	$—	$296,947

Investing activities
Purchases of property, plant and equipment	(9,721)	(98,804)	(208)	—	(108,733)
Cash paid for capitalized interest	—	(33,989)	—	—	(33,989)
Purchases of marketable securities	(75,228)	—	—	—	(75,228)
Initial payment on federal coal leases	—	(69,407)	—	—	(69,407)
Return of restricted cash	110,972	—	—	—	110,972
Distributions received from subsidiary	—	8,637	—	(8,637)	—
Other	—	713	—	—	713

Net cash used in investing activities	26,023	(192,850)	(208)	(8,637)	(175,672)

Financing activities
Principal payments on federal coal leases	—	(54,630)	—	—	(54,630)
Distributions	(162)	—	(8,637)	8,637	(162)
Other	(2,292)	(51)	—	—	(2,343)

Net cash used in financing activities	(2,454)	(54,681)	(8,637)	8,637	(57,135)

Net increase (decrease) in cash and cash equivalents	79,077	(2)	(14,935)	—	64,140
Cash and cash equivalents at end of period	322,010	4	18,086	—	340,100

Cash and cash equivalents at beginning of period	$401,087	$2	$3,151	$—	$404,240

CLOUD PEAK ENERGY INC. AND
CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only) (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows (Continued)
(in thousands)

	Year Ended December 31, 2010
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$202,843	$136,543	$(3,685)	$—	$335,701

Investing activities
Purchases of property, plant and equipment	(4,282)	(60,610)	(149)	—	(65,041)
Cash paid for capitalized interest	—	(26,598)	—	—	(26,598)
Return of restricted cash	116,533	—	—	—	116,533
Restricted cash deposit	(218,425)	—	—	—	(218,425)
Other	—	1,437	74	—	1,511

Net cash used in investing activities	(106,174)	(85,771)	(75)	—	(192,020)

Financing activities
Principal payments on federal coal leases	—	(50,768)	—	—	(50,768)
Distributions	(21,129)	—	—	—	(21,129)

Net cash used in financing activities	(21,129)	(50,768)	—	—	(71,897)

Net increase (decrease) in cash and cash equivalents	75,540	4	(3,760)	—	71,784
Cash and cash equivalents at beginning of period	246,470	—	21,846	—	268,316

Cash and cash equivalents at the end of year	$322,010	$4	$18,086	$—	$340,100

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

CPE Inc.

Disclosure Controls and Procedures

        An evaluation was performed by CPE Inc.'s management, under the supervision and with the participation of CPE Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of CPE Inc.'s disclosure controls and procedures as of December 31, 2012. CPE Inc.'s Chief Executive Officer and Chief Financial Officer, have concluded that CPE Inc.'s disclosure controls and procedures, which are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to CPE Inc.'s management, including CPE Inc.'s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, were effective at a reasonable assurance level as of December 31, 2012.

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

        CPE Inc.'s management conducted an evaluation of the effectiveness of CPE Inc.'s internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, CPE Inc.'s management concluded that CPE Inc.'s internal control over financial reporting was effective as of December 31, 2012.

        CPE Inc.'s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of CPE Inc.'s internal control over financial reporting as of December 31, 2012, as stated in their audit report included in Part II, Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

        There were no changes in CPE Inc.'s internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, CPE Inc.'s internal control over financial reporting.

CPE Resources

Disclosure Controls and Procedures

        An evaluation was performed by CPE Resources's management, under the supervision and with the participation of CPE Resources's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of CPE Resources's disclosure controls and procedures as of December 31, 2012. CPE Resources's Chief Executive Officer and Chief Financial Officer, have concluded that CPE Resources's disclosure controls and procedures, which are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to CPE Resources's management, including CPE Resources's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, were effective at a reasonable assurance level as of December 31, 2012.

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

        CPE Resources's management conducted an evaluation of the effectiveness of CPE Resources's internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, CPE Resources's management concluded that CPE Resources's internal control over financial reporting was effective as of December 31, 2012.

        CPE Resources is a wholly-owned subsidiary of CPE Inc., and as a non-accelerated filer is exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

        There were no changes in CPE Resources's internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, CPE Resources's internal control over financial reporting.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Item 401 of Regulation S-K is included under the caption Election of Class I Directors in our Proxy Statement to be distributed to our stockholders in connection with our 2013 annual meeting and is included in Part I of this report under the caption "Executive Officers." Such information is incorporated herein by reference. The information required by Items 405 and 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be included under the captions Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance in our Proxy Statement to be distributed to our stockholders in connection with our 2013 annual meeting and is incorporated herein by reference.

        We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is available on our website at www.cloudpeakenergy.com in the "Corporate Governance" subsection in the "Investor Relations" section. We will disclose any future amendments to or waivers from our Code of Ethics for our Chief Executive Officer or Senior Financial Officers by posting such information on our website.

Item 11.    Executive Compensation.

        The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be included in our Proxy Statement to be distributed to our stockholders in connection with our 2013 annual meeting under the caption Executive Compensation and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 403 of Regulation S-K will be included under the caption Security Ownership of Management and Principal Stockholders in our Proxy Statement to be distributed to our stockholders in connection with our 2013 annual meeting and is incorporated herein by reference.

        As required by Item 201(d) of Regulation S-K, the following table provides information regarding our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted -average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,801,010	$15.95	3,130,294	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	2,801,010	$15.95	3,130,294	(1)

(1)
Includes 2,698,990 shares under the LTIP and 431,304 shares under our Employee Stock Purchase Plan. Shares available for issuance under the LTIP may be issued pursuant to restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 404 of Regulation S-K will be included under the captions Certain Relationships and Related Transactions in our Proxy Statement to be distributed to our stockholders in connection with our 2013 annual meeting and is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K will be included under the caption Independence of Directors in our Proxy Statement to be distributed to our stockholders in connection with our 2013 annual meeting and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 9(e) of Schedule 14A will be included under the caption Independent Auditor Fees and Services in our Proxy Statement to be distributed to our stockholders in connection with our 2013 annual meeting and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)   The following documents are filed as part of this Report:

          (1)   Reports of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets as of December 31, 2012 and 2011

      Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2012, 2011, and 2010

      Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011, and 2010

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010

      Notes to Consolidated Financial Statements

          (2)   Reserved

          (3)   Exhibit List

        (b)   Exhibits

        The following documents are filed or furnished as part of this annual report on Form 10-K. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company's reasonable expenses in furnishing those materials.

Exhibit Number	Description of Documents
2.1	Purchase and Sale Agreement, dated as of June 29, 2012, among Arrowhead I LLC, Chevron USA Inc., CONSOL Energy Inc., Consolidation Coal Company and Reserve Coal Properties Company (Incorporated herein by reference to Exhibit 2.1to CPE Inc.'s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

2.2	Purchase and Sale Agreement, dated as of June 29, 2012, among Chevron USA Inc. and Arrowhead I LLC (Incorporated herein by reference to Exhibit 2.1to CPE Inc.'s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

2.3	Purchase and Sale Agreement, dated as of June 29, 2012, among CONSOL Energy Inc., Consolidation Coal Company, Reserve Coal Properties Company and Arrowhead I LLC (Incorporated herein by reference to Exhibit 2.1to CPE Inc.'s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

3.1	Amended and Restated Certificate of Incorporation of Cloud Peak Energy Inc. effective as of November 25, 2009 (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 to CPE Inc.'s Form S-1 filed on November 2, 2009 (File No. 333-161293))

3.2	Amended and Restated Bylaws of Cloud Peak Energy Inc. effective as of November 25, 2009 (Incorporated herein by reference to Exhibit 3.1 to CPE Inc.'s Current Report on Form 8-K filed on December 2, 2009 (File No. 001-34547))

3.3	Amended and Restated Certificate of Formation of Cloud Peak Energy Resources LLC (Incorporated herein by reference to Exhibit 3.1 to CPE Resources's Registration Statement on Form S-4/A filed on August 17, 2010 (File No. 333-168639))

Exhibit Number	Description of Documents
3.4	Third Amended and Restated Limited Liability Company Agreement of Cloud Peak Energy Resources LLC, dated as of November 19, 2009, by and among Cloud Peak Energy Inc., Rio Tinto Energy America Inc. and Kennecott Management Services Company (Incorporated herein by reference to Exhibit 10.5 to CPE Inc.'s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

4.1	Form of Stock Certificate of Cloud Peak Energy Inc. (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 5 to CPE Inc.'s Form S-1 filed on November 16, 2009 (File No. 333-161293))

4.2	Indenture, dated as of November 25, 2009, by and among Cloud Peak Energy Resources LLC (and its subsidiaries listed on the signature page), Cloud Peak Energy Finance Corp., Wilmington Trust Company and Citibank, N.A. (Incorporated herein by reference to Exhibit 4.1 to CPE Inc.'s Current Report on Form 8-K filed on December 2, 2009 (File No. 001-34547))

4.3	Form of Exchange Notes (Included in Exhibit 4.2 hereto)

10.1	Federal Coal Lease WYW-151643: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.2	Federal Coal Lease WYW-141435: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.3	Federal Coal Lease WYW-0321780: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.4	Federal Coal Lease WYW-0322255: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.4 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.5	Federal Coal Lease WYW 163340: Antelope Coal LLC (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on July 1, 2011 (File No. 001-34547))

10.6	Federal Coal Lease WYW 177903: Antelope Coal LLC (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on August 12, 2011 (File No. 001-34547))

10.7	State of Wyoming Coal Lease No.0-26695: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.5 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.8	Federal Coal Lease WYW-8385: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.6 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.9	Federal Coal Lease WYW-23929: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.7 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.10	Federal Coal Lease WYW 174407: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.8 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.11	Federal Coal Lease WYW-154432: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.9 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.12	State of Wyoming Coal Lease No. 0-26935-A: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.10 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

Exhibit Number	Description of Documents

10.13	State of Wyoming Coal Lease No. 0-26936-A: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.11 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.14	Federal Coal Lease MTM-88405: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.12 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.15	Modified Federal Coal Lease MTM-069782: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on June 18, 2010 (File No. 001-34547))

10.16	Federal Coal Lease MTM-94378: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.14 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.17	State of Montana Coal Lease No. C-1101-00: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.15 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.18	State of Montana Coal Lease No. C-1099-00: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.16 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.19	State of Montana Coal Lease No. C-1100-00: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.17 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.20	State of Montana Coal Lease No. C-1088-05: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.18 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.21	Agreement by and among Western Minerals, Inc., Wytana, Inc., Montana Royalty Company, Ltd. and Peter Kiewit Sons' Inc., dated September 1, 1970, as amended by supplement dated as of January 1, 1974, amendment No. 2 dated as of December 1, 1977, amendment No. 3, dated as of August 24, 1978, amendment No. 4, dated as of January 1, 1982, amendment No. 5, dated as of July 9, 1983, amendment No. 6, dated as of May 7, 1985, amendment No. 7, dated as of January 1, 1989, amendment No. 8, dated as of January 1, 1989, amendment No. 9, dated as of December 13, 1990 (sic), amendment No. 10, dated as of January 1, 1999, amendment No. 11, dated as of April 9, 2002 (Incorporated herein by reference to Exhibit 10.19 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293)), and amendment No. 12, dated as of January 20, 2012 (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on January 24, 2012 (File No. 001-34547))

10.22	Master Separation Agreement, dated as of November 19, 2009, by and among Cloud Peak Energy Inc., Cloud Peak Energy Resources LLC, Rio Tinto America Inc., Rio Tinto Energy America Inc. and Kennecott Management Services Company (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

10.23	Management Services Agreement, dated as of November 19, 2009, by and between Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC (Incorporated herein by reference to Exhibit 10.9 to CPE Inc.'s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

Exhibit Number		Description of Documents
10.24		RTEA Coal Supply Agreement, dated as of November 19, 2009, by and between Cloud Peak Energy Resources LLC and Rio Tinto Energy America Inc. (Incorporated herein by reference to Exhibit 10.10 to CPE Inc.'s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

10.25		Tax Receivable Agreement, dated as of November 19, 2009, by and between Cloud Peak Energy Inc. and Rio Tinto Energy America Inc. (Incorporated herein by reference to Exhibit 10.11 to CPE Inc.'s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

10.26		Amended and Restated Credit Agreement, dated as of June 3, 2011, by and among Cloud Peak Energy Resources LLC, Morgan Stanley Senior Funding, Inc. and a syndicate of lenders (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K/A filed on June 7, 2011 (File No. 001-34547))

10.27		Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 14, 2012, by and among Cloud Peak Energy Resources LLC, the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc. and a syndicate of lenders (Incorporated herein by reference to Exhibit 2.1to CPE Inc.'s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

10.28	*	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of January 18, 2013, by and among Cloud Peak Energy Resources LLC, the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc. and a syndicate of lenders

10.29		Guarantee and Security Agreement, dated as of November 25, 2009, by and between Cloud Peak Energy Resources LLC (and its subsidiaries listed on the signature page) and Morgan Stanley Senior Funding, Inc. (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.'s Current Report on Form 8-K filed on December 2, 2009 (File No. 001-34547))

10.30	*	Amendment No. 1 to the Guarantee and Security Agreement, dated as of January 18, 2013, by and between Cloud Peak Energy Resources LLC (and its subsidiaries listed on the signature page) and Morgan Stanley Senior Funding, Inc.

10.31		Receivables Purchase Agreement, dated as of February 11, 2013, by and between Cloud Peak Energy Resources LLC, Cloud Peak Energy Receivables LLC, PNC Bank, National Association, as administrator, and various conduit purchasers (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-34547))

10.32		Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.32 to Amendment No. 5 to CPE Inc.'s Form S-1 filed on November 16, 2009 (File No. 333-161293))†

10.33		Amendment No. 1 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on March 14, 2011 (File No. 001-34547))†

10.34		Amendment No. 2 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-34547))†

10.35		Amendment No. 3 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.'s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-34547))†

Exhibit Number		Description of Documents

10.36		Form of IPO Nonqualified Stock Option Agreement under the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.33 to Amendment No. 5 to CPE Inc.'s Form S-1 filed on November 16, 2009 (File No. 333-161293))†

10.37		Form of Director Restricted Stock Unit Agreement under the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.48 to CPE Inc.'s Annual Report on Form 10-K filed on February 25, 2011 (File No. 001-34547))

10.38		Form of 2011 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Performance Share Unit Award Agreement (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on March 9, 2011 (File No. 001-34547))†

10.39		Form of 2011 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.'s Current Report on Form 8-K filed on March 9, 2011 (File No. 001-34547))†

10.40		Form of 2011 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Restricted Stock Agreement (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.'s Current Report on Form 8-K filed on March 9, 2011 (File No. 001-34547))†

10.41		Form of 2012 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Performance Share Unit Award Agreement (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on March 16, 2012 (File No. 001-34547))†

10.42		Form of 2012 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.'s Current Report on Form 8-K filed on March 16, 2012 (File No. 001-34547))†

10.43		Form of 2012 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Restricted Stock Agreement (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.'s Current Report on Form 8-K filed on March 16, 2012 (File No. 001-34547))†

10.44	*	Form of 2013 Director Restricted Stock Unit Agreement under the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan

10.45		Form of Cloud Peak Energy Inc. Annual Incentive Plan (Incorporated herein by reference to Exhibit 10.35 to Amendment No. 5 to CPE Inc.'s Form S-1 filed on November 16, 2009 (File No. 333-161293))†

10.46		Form Document Deferred Compensation Plan—Deferred Compensation Plan for Cloud Peak Energy Resources LLC (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on March 22, 2011 (File No. 001-34547))†

10.47	*	First Amendment to the Cloud Peak Energy Receivables LLC Deferred Compensation Plan

10.48		Cloud Peak Energy Inc. Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.'s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-34547)) †

10.49		Employment Agreement between Cloud Peak Energy Inc. and Colin Marshall dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.40 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

Exhibit Number		Description of Documents
10.50		Employment Agreement between Cloud Peak Energy Inc. and Michael Barrett dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.41 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.51		Employment Agreement between Cloud Peak Energy Inc. and Adrian Nick Taylor dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.42 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.52		Employment Agreement between Cloud Peak Energy Inc. and Gary Rivenes dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.43 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.53		Employment Agreement between Cloud Peak Energy Inc. and James Orchard dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.44 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.54		Employment Agreement between Cloud Peak Energy Inc. and Cary Martin dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.45 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.55		Employment Agreement between Cloud Peak Energy Inc. and Bryan Pechersky dated as of March 3, 2010 (Incorporated herein by reference to Exhibit 10.46 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.56		Employment Agreement between Cloud Peak Energy Inc. and Todd Myers dated as of July 6, 2010 (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.'s Quarterly Report on Form 10-Q filed on August 5, 2010 (File No. 001-34547))†

12.1	*	Computation of Ratio of Earnings to Fixed Charges for CPE Inc. and CPE Resources

21.1	*	List of subsidiaries of CPE Inc.

21.2	*	List of subsidiaries of CPE Resources

23.1	*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for CPE Inc.

23.2	*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for CPE Resources

23.3	*	Consent of J.T. Boyd Company

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CPE Inc.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CPE Inc.

31.3	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CPE Resources

31.4	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CPE Resources

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CPE Inc.

Exhibit Number		Description of Documents
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CPE Inc.

32.3	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CPE Resources

32.4	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CPE Resources

95.1	*	Mine Safety Disclosure

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Label Linkbase Document

101.PRE	*	XBRL Taxonomy Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Definition Document

*
Filed or furnished herewith, as applicable

†
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.
Date: February 13, 2013	By:	/s/ COLIN MARSHALL Colin Marshall President and Chief Executive Officer Principal Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signatures	Title	Date

/s/ COLIN MARSHALL Colin Marshall	President and Chief Executive Officer (Principal Executive Officer)	February 13, 2013
/s/ MICHAEL BARRETT Michael Barrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2013
/s/ HEATH HILL Heath Hill	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 13, 2013
/s/ KEITH BAILEY Keith Bailey	(Chairman of the Board of Directors)	February 13, 2013
/s/ PATRICK CONDON Patrick Condon	(Director)	February 13, 2013
/s/ WILLIAM T. FOX III William T. Fox III	(Director)	February 13, 2013
/s/ STEVEN W. NANCE Steven W. Nance	(Director)	February 13, 2013
/s/ WILLIAM F. OWENS William F. Owens	(Director)	February 13, 2013
/s/ JAMES VOORHEES James Voorhees	(Director)	February 13, 2013

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY RESOURCES LLC
Date: February 13, 2013	By:	/s/ COLIN MARSHALL Colin Marshall President and Chief Executive Officer Principal Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signatures		Title	Date

/s/ COLIN MARSHALL Colin Marshall		President and Chief Executive Officer (Principal Executive Officer)	February 13, 2013
/s/ MICHAEL BARRETT Michael Barrett		Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2013
/s/ HEATH HILL Heath Hill		Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 13, 2013
Cloud Peak Energy Inc.		(Sole Managing Member)
By:	/s/ COLIN MARSHALL Colin Marshall President and Chief Executive Officer		February 13, 2013

EXHIBIT INDEX

        The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents
2.1	Purchase and Sale Agreement, dated as of June 29, 2012, among Arrowhead I LLC, Chevron USA Inc., CONSOL Energy Inc., Consolidation Coal Company and Reserve Coal Properties Company (Incorporated herein by reference to Exhibit 2.1to CPE Inc.'s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

2.2	Purchase and Sale Agreement, dated as of June 29, 2012, among Chevron USA Inc. and Arrowhead I LLC (Incorporated herein by reference to Exhibit 2.1to CPE Inc.'s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

2.3	Purchase and Sale Agreement, dated as of June 29, 2012, among CONSOL Energy Inc., Consolidation Coal Company, Reserve Coal Properties Company and Arrowhead I LLC (Incorporated herein by reference to Exhibit 2.1to CPE Inc.'s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

3.1	Amended and Restated Certificate of Incorporation of Cloud Peak Energy Inc. effective as of November 25, 2009 (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 to CPE Inc.'s Form S-1 filed on November 2, 2009 (File No. 333-161293))

3.2	Amended and Restated Bylaws of Cloud Peak Energy Inc. effective as of November 25, 2009 (Incorporated herein by reference to Exhibit 3.1 to CPE Inc.'s Current Report on Form 8-K filed on December 2, 2009 (File No. 001-34547))

3.3	Amended and Restated Certificate of Formation of Cloud Peak Energy Resources LLC (Incorporated herein by reference to Exhibit 3.1 to CPE Resources's Registration Statement on Form S-4/A filed on August 17, 2010 (File No. 333-168639))

3.4	Third Amended and Restated Limited Liability Company Agreement of Cloud Peak Energy Resources LLC, dated as of November 19, 2009, by and among Cloud Peak Energy Inc., Rio Tinto Energy America Inc. and Kennecott Management Services Company (Incorporated herein by reference to Exhibit 10.5 to CPE Inc.'s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

4.1	Form of Stock Certificate of Cloud Peak Energy Inc. (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 5 to CPE Inc.'s Form S-1 filed on November 16, 2009 (File No. 333-161293))

4.2	Indenture, dated as of November 25, 2009, by and among Cloud Peak Energy Resources LLC (and its subsidiaries listed on the signature page), Cloud Peak Energy Finance Corp., Wilmington Trust Company and Citibank, N.A. (Incorporated herein by reference to Exhibit 4.1 to CPE Inc.'s Current Report on Form 8-K filed on December 2, 2009 (File No. 001-34547))

4.3	Form of Exchange Notes (Included in Exhibit 4.2 hereto)

10.1	Federal Coal Lease WYW-151643: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.2	Federal Coal Lease WYW-141435: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

Exhibit Number	Description of Documents
10.3	Federal Coal Lease WYW-0321780: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.4	Federal Coal Lease WYW-0322255: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.4 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.5	Federal Coal Lease WYW 163340: Antelope Coal LLC (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on July 1, 2011 (File No. 001-34547))

10.6	Federal Coal Lease WYW 177903: Antelope Coal LLC (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on August 12, 2011 (File No. 001-34547))

10.7	State of Wyoming Coal Lease No.0-26695: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.5 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.8	Federal Coal Lease WYW-8385: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.6 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.9	Federal Coal Lease WYW-23929: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.7 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.10	Federal Coal Lease WYW 174407: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.8 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.11	Federal Coal Lease WYW-154432: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.9 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.12	State of Wyoming Coal Lease No. 0-26935-A: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.10 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.13	State of Wyoming Coal Lease No. 0-26936-A: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.11 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.14	Federal Coal Lease MTM-88405: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.12 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.15	Modified Federal Coal Lease MTM-069782: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on June 18, 2010 (File No. 001-34547))

10.16	Federal Coal Lease MTM-94378: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.14 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.17	State of Montana Coal Lease No. C-1101-00: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.15 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.18	State of Montana Coal Lease No. C-1099-00: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.16 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

Exhibit Number	Description of Documents
10.19	State of Montana Coal Lease No. C-1100-00: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.17 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.20	State of Montana Coal Lease No. C-1088-05: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.18 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.21	Agreement by and among Western Minerals, Inc., Wytana, Inc., Montana Royalty Company, Ltd. and Peter Kiewit Sons' Inc., dated September 1, 1970, as amended by supplement dated as of January 1, 1974, amendment No. 2 dated as of December 1, 1977, amendment No. 3, dated as of August 24, 1978, amendment No. 4, dated as of January 1, 1982, amendment No. 5, dated as of July 9, 1983, amendment No. 6, dated as of May 7, 1985, amendment No. 7, dated as of January 1, 1989, amendment No. 8, dated as of January 1, 1989, amendment No. 9, dated as of December 13, 1990 (sic), amendment No. 10, dated as of January 1, 1999, amendment No. 11, dated as of April 9, 2002 (Incorporated herein by reference to Exhibit 10.19 to CPE Inc.'s Form S-1 filed on August 12, 2009 (File No. 333-161293)), and amendment No. 12, dated as of January 20, 2012 (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on January 24, 2012 (File No. 001-34547))

10.22	Master Separation Agreement, dated as of November 19, 2009, by and among Cloud Peak Energy Inc., Cloud Peak Energy Resources LLC, Rio Tinto America Inc., Rio Tinto Energy America Inc. and Kennecott Management Services Company (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

10.23	Management Services Agreement, dated as of November 19, 2009, by and between Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC (Incorporated herein by reference to Exhibit 10.9 to CPE Inc.'s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

10.24	RTEA Coal Supply Agreement, dated as of November 19, 2009, by and between Cloud Peak Energy Resources LLC and Rio Tinto Energy America Inc. (Incorporated herein by reference to Exhibit 10.10 to CPE Inc.'s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

10.25	Tax Receivable Agreement, dated as of November 19, 2009, by and between Cloud Peak Energy Inc. and Rio Tinto Energy America Inc. (Incorporated herein by reference to Exhibit 10.11 to CPE Inc.'s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

10.26	Amended and Restated Credit Agreement, dated as of June 3, 2011, by and among Cloud Peak Energy Resources LLC, Morgan Stanley Senior Funding, Inc. and a syndicate of lenders (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K/A filed on June 7, 2011 (File No. 001-34547))

10.27	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 14, 2012, by and among Cloud Peak Energy Resources LLC, the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc. and a syndicate of lenders (Incorporated herein by reference to Exhibit 2.1to CPE Inc.'s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

Exhibit Number		Description of Documents
10.28	*	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of January 18, 2013, by and among Cloud Peak Energy Resources LLC, the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc. and a syndicate of lenders

10.29		Guarantee and Security Agreement, dated as of November 25, 2009, by and between Cloud Peak Energy Resources LLC (and its subsidiaries listed on the signature page) and Morgan Stanley Senior Funding, Inc. (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.'s Current Report on Form 8-K filed on December 2, 2009 (File No. 001-34547))

10.30	*	Amendment No. 1 to the Guarantee and Security Agreement, dated as of January 18, 2013, by and between Cloud Peak Energy Resources LLC (and its subsidiaries listed on the signature page) and Morgan Stanley Senior Funding, Inc.

10.31		Receivables Purchase Agreement, dated as of February 11, 2013, by and between Cloud Peak Energy Resources LLC, Cloud Peak Energy Receivables LLC, PNC Bank, National Association, as administrator, and various conduit purchasers (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-34547))

10.32		Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.32 to Amendment No. 5 to CPE Inc.'s Form S-1 filed on November 16, 2009 (File No. 333-161293))†

10.33		Amendment No. 1 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on March 14, 2011 (File No. 001-34547))†

10.34		Amendment No. 2 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-34547))†

10.35		Amendment No. 3 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.'s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-34547))†

10.36		Form of IPO Nonqualified Stock Option Agreement under the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.33 to Amendment No. 5 to CPE Inc.'s Form S-1 filed on November 16, 2009 (File No. 333-161293))†

10.37		Form of Director Restricted Stock Unit Agreement under the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.48 to CPE Inc.'s Annual Report on Form 10-K filed on February 25, 2011 (File No. 001-34547))

10.38		Form of 2011 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Performance Share Unit Award Agreement (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on March 9, 2011 (File No. 001-34547))†

10.39		Form of 2011 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.'s Current Report on Form 8-K filed on March 9, 2011 (File No. 001-34547))†

10.40		Form of 2011 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Restricted Stock Agreement (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.'s Current Report on Form 8-K filed on March 9, 2011 (File No. 001-34547))†

Exhibit Number		Description of Documents
10.41		Form of 2012 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Performance Share Unit Award Agreement (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on March 16, 2012 (File No. 001-34547))†

10.42		Form of 2012 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.'s Current Report on Form 8-K filed on March 16, 2012 (File No. 001-34547))†

10.43		Form of 2012 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Restricted Stock Agreement (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.'s Current Report on Form 8-K filed on March 16, 2012 (File No. 001-34547))†

10.44	*	Form of 2013 Director Restricted Stock Unit Agreement under the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan

10.45		Form of Cloud Peak Energy Inc. Annual Incentive Plan (Incorporated herein by reference to Exhibit 10.35 to Amendment No. 5 to CPE Inc.'s Form S-1 filed on November 16, 2009 (File No. 333-161293))†

10.46		Form Document Deferred Compensation Plan—Deferred Compensation Plan for Cloud Peak Energy Resources LLC (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.'s Current Report on Form 8-K filed on March 22, 2011 (File No. 001-34547))†

10.47	*	First Amendment to the Cloud Peak Energy Receivables LLC Deferred Compensation Plan

10.48		Cloud Peak Energy Inc. Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.'s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-34547)) †

10.49		Employment Agreement between Cloud Peak Energy Inc. and Colin Marshall dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.40 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.50		Employment Agreement between Cloud Peak Energy Inc. and Michael Barrett dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.41 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.51		Employment Agreement between Cloud Peak Energy Inc. and Adrian Nick Taylor dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.42 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.52		Employment Agreement between Cloud Peak Energy Inc. and Gary Rivenes dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.43 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.53		Employment Agreement between Cloud Peak Energy Inc. and James Orchard dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.44 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.54		Employment Agreement between Cloud Peak Energy Inc. and Cary Martin dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.45 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

10.55		Employment Agreement between Cloud Peak Energy Inc. and Bryan Pechersky dated as of March 3, 2010 (Incorporated herein by reference to Exhibit 10.46 to CPE Inc.'s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547))†

Exhibit Number		Description of Documents
10.56		Employment Agreement between Cloud Peak Energy Inc. and Todd Myers dated as of July 6, 2010 (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.'s Quarterly Report on Form 10-Q filed on August 5, 2010 (File No. 001-34547))†

12.1	*	Computation of Ratio of Earnings to Fixed Charges for CPE Inc. and CPE Resources

21.1	*	List of subsidiaries of CPE Inc.

21.2	*	List of subsidiaries of CPE Resources

23.1	*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for CPE Inc.

23.2	*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for CPE Resources

23.3	*	Consent of J.T. Boyd Company

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CPE Inc.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CPE Inc.

31.3	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CPE Resources

31.4	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CPE Resources

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CPE Inc.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CPE Inc.

32.3	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CPE Resources

32.4	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CPE Resources

95.1	*	Mine Safety Disclosure

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Label Linkbase Document

101.PRE	*	XBRL Taxonomy Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Definition Document

*
Filed or furnished herewith, as applicable

†
Management contract or compensatory plan or arrangement