Form 10-Q
period 2013-03-31
CLOUD PEAK ENERGY INC.; Cloud Peak Energy Resources LLC
filed 2013-05-01
CIK 1441849, 1493144

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Cloud Peak Energy Inc.	Yes ☒ ☐No
Cloud Peak Energy Resources LLC	Yes ☒ ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Cloud Peak Energy Inc.	Yes ☒ ☐No
Cloud Peak Energy Resources LLC	Yes ☒ ☐No

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

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 60,827,144 shares outstanding as of April 23, 2013.  100% of the common membership units of Cloud Peak Energy Resources LLC outstanding as of April 23, 2013 are held by Cloud Peak Energy Inc.

This combined Form 10-Q is separately filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC.  Cloud Peak Energy Resources LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

PART I — FINANCIAL INFORMATION

		Page
Item 1	Financial Statements —
	Cloud Peak Energy Inc.
	Cloud Peak Energy Inc. Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2013 and 2012	1
	Cloud Peak Energy Inc. Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012 (Audited)	2
	Cloud Peak Energy Inc. Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012	3

	Cloud Peak Energy Resources LLC
	Cloud Peak Energy Resources LLC Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2013 and 2012	4
	Cloud Peak Energy Resources LLC Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012 (Audited)	5
	Cloud Peak Energy Resources LLC Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012	6
	Notes to Unaudited Condensed Consolidated Financial Statements of Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC	7

	Cautionary Notice Regarding Forward-Looking Statements	30

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4	Controls and Procedures	45

PART II — OTHER INFORMATION
Item 1	Legal Proceedings	46
Item 1A	Risk Factors	46
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3	Defaults Upon Senior Securities	46
Item 4	Mine Safety Disclosures	46
Item 5	Other Information	46
Item 6	Exhibits	46

Explanatory Note

This combined Form 10-Q is filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC.  Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant.  Each Registrant hereto is not filing any information that relates to such other Registrant, and therefore makes no representation as to any such information.  Cloud Peak Energy Resources LLC is the sole direct subsidiary of Cloud Peak Energy Inc., providing 100% of Cloud Peak Energy Inc.’s total consolidated revenue for the three months ended March 31, 2013 and constituting nearly 100% of Cloud Peak Energy Inc.’s total consolidated assets as of March 31, 2013.

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

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenue	$338,052	$372,903
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion, shown separately)	276,029	282,945
Depreciation and depletion	23,212	23,391
Accretion	4,127	2,649
Derivative mark-to-market (gains) losses	(13,652)	2,056
Selling, general and administrative expenses	13,607	14,742
Other operating costs	110	93
Total costs and expenses	303,433	325,876
Operating income	34,619	47,027
Other income (expense)
Interest income	125	446
Interest expense	(10,483)	(5,850)
Other, net	(241)	58
Total other expense	(10,599)	(5,346)
Income before income tax provision and earnings from unconsolidated affiliates	24,020	41,681
Income tax expense	(8,836)	(15,101)
Earnings from unconsolidated affiliates, net of tax	211	38
Net income	15,395	26,618
Other comprehensive income
Retiree medical plan amortization of prior service costs	444	394
Other postretirement plan adjustments	30	90
Income tax on retiree medical plan and pension adjustments	(171)	(174)
Other comprehensive income	303	310
Total comprehensive income	$15,698	$26,928

Income (loss) per common share:
Basic	$0.25	$0.44
Diluted	$0.25	$0.44
Weighted-average shares outstanding - basic	60,609	60,008
Weighted-average shares outstanding - diluted	61,093	60,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$218,604	$197,691
Investments in marketable securities	80,473	80,341
Accounts receivable	98,713	76,117
Due from related parties	—	1,561
Inventories, net	81,034	81,675
Deferred income taxes	26,653	28,112
Derivative financial instruments	27,461	13,785
Other assets	22,510	16,513
Total current assets	555,448	495,795
Noncurrent assets
Property, plant and equipment, net	1,675,611	1,678,294
Goodwill	35,634	35,634
Deferred income taxes	94,300	101,075
Other assets	43,562	40,525
Total assets	$2,404,555	$2,351,323

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$64,650	$49,589
Royalties and production taxes	135,391	129,351
Accrued expenses	61,835	50,364
Due to related parties	59	—
Current portion of tax agreement liability	19,485	19,485
Current portion of federal coal lease obligations	63,191	63,191
Other liabilities	2,772	2,770
Total current liabilities	347,383	314,750
Noncurrent liabilities
Tax agreement liability, net of current portion	97,053	97,053
Senior notes	596,621	596,506
Federal coal lease obligations, net of current portion	122,928	122,928
Asset retirement obligations, net of current portion	238,684	238,991
Other liabilities	53,749	50,073
Total liabilities	1,456,418	1,420,301
Commitments and Contingencies (Note 9)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 61,113 and 61,114 shares issued and 60,822 and 60,839 outstanding at March 31, 2013 and December 31, 2012, respectively)	608	608
Treasury stock (291 shares and 276 shares at March 31, 2013 and December 31, 2012, respectively)	(5,650)	(5,390)
Additional paid-in capital	552,128	550,452
Retained earnings	421,209	405,813
Accumulated other comprehensive loss	(20,158)	(20,461)
Total equity	948,137	931,022
Total liabilities and equity	$2,404,555	$2,351,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$15,395	$26,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	23,212	23,391
Accretion	4,127	2,649
Earnings from unconsolidated affiliates	(211)	(38)
Deferred income taxes	7,945	11,854
Stock compensation expense	1,676	3,232
Derivative mark-to-market (gains) losses	(13,652)	2,056
Other	3,318	2,229
Changes in operating assets and liabilities:
Accounts receivable	(22,574)	2,220
Inventories, net	630	(3,731)
Due to or from related parties	1,620	(232)
Other assets	(6,369)	(14,725)
Accounts payable and accrued expenses	22,577	(1,572)
Asset retirement obligations	(327)	(1,466)
Cash (paid) received for financial derivative instruments	(24)	524
Net cash provided by operating activities	37,343	53,009

Investing activities
Purchases of property, plant and equipment	(13,030)	(14,338)
Investments in marketable securities	(13,051)	(28,349)
Maturity and redemption of investments	12,920	5,930
Investment in project development	(2,429)	—
Return of restricted cash	—	71,245
Partnership escrow deposit	—	(4,470)
Other	23	773
Net cash provided by (used in) investing activities	(15,567)	30,791

Financing activities
Payment of deferred financing fees	(863)	—
Net cash used in financing activities	(863)	—

Net increase in cash and cash equivalents	20,913	83,800
Cash and cash equivalents at beginning of period	197,691	404,240
Cash and cash equivalents at end of period	$218,604	$488,040

Supplemental cash flow disclosures:
Interest paid	$640	$653
Income taxes paid	$5,377	$12,638
Supplemental noncash investing and financing activities:
Non-cash interest capitalized	$7,828	$14,520
Capital expenditures included in accounts payable	$4,655	$3,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2013	2012
Revenue	$338,052	$372,903
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion, shown separately)	276,029	282,945
Depreciation and depletion	23,212	23,391
Accretion	4,127	2,649
Derivative mark-to-market (gains) losses	(13,652)	2,056
Selling, general and administrative expenses	13,607	14,742
Other operating costs	110	93
Total costs and expenses	303,433	325,876
Operating income	34,619	47,027
Other income (expense)
Interest income	125	446
Interest expense	(10,483)	(5,850)
Other, net	(241)	58
Total other expense	(10,599)	(5,346)
Income before income tax provision and earnings from unconsolidated affiliates	24,020	41,681
Income tax expense	(8,836)	(15,101)
Earnings from unconsolidated affiliates, net of tax	211	38
Net income	15,395	26,618
Other comprehensive income
Retiree medical plan amortization of prior service costs	444	394
Other postretirement plan adjustments	30	90
Income tax on retiree medical plan and pension adjustments	(171)	(174)
Other comprehensive income	303	310
Total comprehensive income	$15,698	$26,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$218,604	$197,691
Investments in marketable securities	80,473	80,341
Accounts receivable	98,713	76,117
Inventories, net	81,034	81,675
Deferred income taxes	19,638	21,096
Derivative financial instruments	27,461	13,785
Other assets	22,175	16,224
Total current assets	548,098	486,929

Noncurrent assets
Property, plant and equipment, net	1,675,611	1,678,294
Goodwill	35,634	35,634
Deferred income taxes	59,361	66,136
Other assets	43,514	40,478
Total assets	$2,362,218	$2,307,471

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$64,587	$49,571
Royalties and production taxes	135,391	129,351
Accrued expenses	60,443	43,908
Due to related parties	8,963	10,993
Current portion of federal coal lease obligations	63,191	63,191
Other liabilities	2,772	2,769
Total current liabilities	335,347	299,783

Noncurrent liabilities
Senior notes	596,621	596,506
Federal coal lease obligations, net of current portion	122,928	122,928
Asset retirement obligations, net of current portion	238,684	238,991
Other liabilities	53,748	50,073
Total liabilities	1,347,328	1,308,281
Commitments and Contingencies (Note 9)

Equity
Member’s equity	1,035,048	1,019,651
Accumulated other comprehensive loss	(20,158)	(20,461)
Total member’s equity	1,014,890	999,190
Total liabilities and member’s equity	$2,362,218	$2,307,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$15,395	$26,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	23,212	23,391
Accretion	4,127	2,649
Earnings from unconsolidated affiliates	(211)	(38)
Deferred income taxes	7,945	11,854
Derivative mark-to-market gains (losses)	(13,652)	2,056
Other	3,318	2,230
Changes in operating assets and liabilities:
Accounts receivable	(22,574)	2,220
Inventories, net	630	(3,731)
Due to or from related parties	(2,029)	(7,598)
Other assets	(6,324)	(14,445)
Accounts payable and accrued expenses	27,857	8,745
Asset retirement obligations	(327)	(1,466)
Cash (paid) received for financial derivative instruments	(24)	524
Net cash provided by operating activities	37,343	53,009

Investing activities
Purchases of property, plant and equipment	(13,030)	(14,338)
Investments in marketable securities	(13,051)	(28,349)
Maturity and redemption of investments	12,920	5,930
Investment in project development	(2,429)	—
Return of restricted cash	—	71,245
Partnership escrow deposit	—	(4,470)
Other	23	773
Net cash provided by (used in) investing activities	(15,567)	30,791

Financing activities
Payment of deferred financing fees	(863)	—
Net cash used in financing activities	(863)	—

Net increase in cash and cash equivalents	20,913	83,800
Cash and cash equivalents at beginning of period	197,691	404,240
Cash and cash equivalents at end of period	$218,604	$488,040

Supplemental cash flow disclosures:
Interest paid	$640	$653
Income taxes paid	$5,377	$12,638

Supplemental noncash investing and financing activities:
Non-cash interest capitalized	$7,828	$14,520
Capital expenditures included in accounts payable	$4,655	$3,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business

CPE Inc. is one of the largest producers of coal in the United States of America (“U.S.”) and the Powder River Basin (“PRB”), based on our 2012 coal sales.  We operate some of the safest mines in the coal industry.  According to MSHA data, in 2012, we had one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.

We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., where we operate three wholly-owned surface coal mines, the Antelope mine, the Cordero Rojo mine and the Spring Creek mine.  We also have two major development projects, the Youngs Creek project and the potential Crow project.

Our Antelope and Cordero Rojo mines are located in Wyoming and are two of the four largest coal mines in the U.S.  Our Spring Creek mine is located in Montana.  Our logistics business is the largest U.S. exporter of thermal coal into South Korea.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  We do not produce any metallurgical coal.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation and steam output.  In 2012, the coal we produced generated approximately 4% of the electricity produced in the U.S.  As of December 31, 2012, we controlled approximately 1.3 billion tons of proven and probable reserves.  For information regarding our revenue and long-lived assets by geographic area, as well as revenue from external customers, Adjusted EBITDA and total assets by segment, please see Note 14.

During 2012, we acquired rights to substantial undeveloped coal and complementary surface assets in the Northern PRB (“Youngs Creek project”).  In January 2013, we executed an option to lease agreement (“Option Agreement”) and a corresponding exploration agreement (“Exploration Agreement”) with the Crow Tribe of Indians, which are subject to approval by the Department of the Interior.  This potential coal project (“Crow project”) is located on the Crow Indian Reservation in southeast Montana, near our Spring Creek mine and Youngs Creek project.  We are in the process of evaluating the development options for the Youngs Creek project and the potential Crow project, but believe that their proximity to the Spring Creek mine represents an opportunity to optimize our mine developments in the Northern PRB.

For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.  Our Spring Creek mine, the Decker mine, the Youngs Creek project and the potential Crow project are located in the Northern PRB.

We continue to seek ways to increase our future export capacity through existing and proposed new Pacific Northwest export terminals, including our option agreement with SSA Marine.  This throughput option agreement with SSA Marine provides us with an option for up to 16 million tonnes of capacity per year through the planned dry bulk cargo Gateway Pacific Terminal at Cherry Point in the State of Washington.  Our potential share of capacity will depend upon the ultimate capacity of the terminal.  The terminal would accommodate cape size vessels.  Our option is exercisable following future permit completion for the terminal, the timing of which is uncertain.

Basis of Presentation

CPE Inc. conducts all of its business through CPE Resources and its subsidiaries.  CPE Inc.’s consolidated financial statements are substantially identical to CPE Resources’s consolidated financial statements, with the following exceptions:

•                  Tax agreement liability and deferred tax assets relating thereto

•                  Earnings per share (see Note 13)

•                  Equity-based compensation (see Note 15)

•                  Supplemental guarantor information (see Note 16)

Principles of Consolidation

We consolidate the accounts of entities in which we have a controlling financial interest under the voting control model.  We account for our 50% non-operating interest in Decker Coal Company (“Decker”) using the proportionate consolidation method, whereby our share of Decker’s assets, liabilities, revenue and expenses are included in our consolidated financial statements.  Investments in other entities that we do not control but have the ability to exercise

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

significant influence over the investee’s operating and financial policies, are accounted for under the equity method.  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

The interim period unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all footnote disclosures required to be included in annual financial statements by U.S. GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2012 and 2011, and for each of the three years ended December 31, 2012, included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position as of March 31, 2013, the results of operations and comprehensive income for the three months ended March 31, 2013 and 2012, and the cash flows for the three months ended March 31, 2013 and 2012, in conformity with U.S. GAAP.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results that can be expected for the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K for a discussion of our critical accounting policies and estimates.

Certain amounts have been reclassified to conform to current period presentation.  Due to the tabular presentation of rounded amounts, certain tables reflect insignificant rounding differences.

2.  Accounting Policies and Standards Update

Recently Issued Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”).  Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to be material to our consolidated financial statements upon adoption.

Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11, as clarified by ASU 2013-01, requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required.  As this accounting standard only requires enhanced disclosure, which is included in Note 4, the adoption of this standard did not impact our financial position or results of operations.

Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This guidance requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for annual and interim periods beginning January 1, 2013. As this accounting standard only requires enhanced disclosure, which is included in Note 12, the adoption of this standard did not impact our financial position or results of operations.

3.  Inventories

Inventories, net, consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Materials and supplies	$78,014	$76,989
Less: Obsolescence allowance	(837)	(834)
Material and supplies, net	77,177	76,155
Coal inventory	3,858	5,519
Inventories, net	$81,034	$81,675

4.  Derivatives

We are exposed to various types of risk in the normal course of business, including fluctuations in commodity prices and particularly the prices we receive for our coal sales, both domestically and internationally, and the prices we pay for our consumption of certain raw materials such as diesel fuel.  We seek to manage some of the volatility of these fluctuations by using derivative financial instruments.

All of our derivative financial instruments are recognized in the balance sheet at fair value.  As mark-to-market accounting is applied, changes in the fair value of the derivative financial instruments are included in “Operating income” on the consolidated statements of operations and comprehensive income each period.  Amounts shown below represent the fair value position of individual contracts, but are presented on a net basis in the accompanying consolidated balance sheets, where right of offset by counterparty is allowed.

We held derivative financial instruments as follows (in thousands except per barrel amounts):

International Coal Forward Contracts

We use international coal forward contracts linked to Newcastle coal prices to help manage our exposure to variability in future international coal prices.

	March 31, 2013
Year of Settlement	Notional Amount	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
	(tons)
2013	646	$12,964	$(848)	$12,116
2014	1,124	9,831	—	9,831
2015	344	4,268	—	4,268
2016	132	1,215	—	1,215
Total	2,246	$28,278	$(848)	$27,430

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012
Year of Settlement	Notional Amount	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet

2013	516	$9,288	$—	$9,288
2014	198	2,776	—	2,776
2015	212	1,598	—	1,598
2016	132	15	(30)	(15)
Total	1,058	$13,677	$(30)	$13,647

There were no cash collateral requirements at March 31, 2013 or December 31, 2012.

WTI Collars

We use costless collars to help manage our exposure to market changes in diesel fuel prices.  The collars are indexed to the West Texas Intermediate (“WTI”) crude oil price as quoted on the New York Mercantile Exchange.  As such, the nature of the collar does not directly offset market changes to our diesel costs.  Under a collar agreement, we pay the difference between the index price and a floor price if the index price is below the floor, and we receive the difference between the ceiling price and the index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and ceiling prices.  While we would not receive the full benefit of extreme price decreases, the collars mitigate the risk of extreme crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on our cash flow.

	March 31, 2013
	Notional	Weighted-Average per barrel		Gross Amounts of Recognized	Gross Amounts Offset in the Consolidated	Net Amounts Presented in the Consolidated
Settlement Period	Amount	Floor	Ceiling	Assets	Balance Sheet	Balance Sheet
	(barrels)
April 2013 to June 2013	126	$70.30	$110.43	$5	$—	$5
July 2013 to September 2013	126	70.00	110.00	41	—	41
October 2013 to December 2013	138	73.78	113.85	14	—	14
January 2014 to March 2014	144	73.00	115.10	—	(29)	(29)
Total	534	$71.86	$112.47	$60	$(29)	$31

	December 31, 2012
	Notional	Weighted-Average per barrel		Gross Amounts of Recognized	Gross Amounts Offset in the Consolidated	Net Amounts Presented in the Consolidated
Settlement Period	Amount	Floor	Ceiling	Assets	Balance Sheet	Balance Sheet
	(barrels)
January 2013 to March 2013	129	$66.24	$105.47	$13	$—	$13
April 2013 to June 2013	126	70.30	110.43	34	—	34
July 2013 to September 2013	126	70.00	110.00	91	—	91
Total	381	$68.83	$108.61	$138	$—	$138

There were no cash collateral requirements at March 31, 2013 or December 31, 2012.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Domestic Coal Futures Contracts

During the first quarter of 2013, we commenced the use of futures contracts to help manage our exposure to market changes in domestic coal prices. The contracts are referenced to the 8800 Btu coal price, sold from the PRB, as quoted on the Chicago Mercantile Exchange.  Amounts due to us or to the exchange as a result of changes in the market price of our open contracts and to fulfill margin requirements are received or paid through our brokerage bank on a daily basis; therefore, there is no asset or liability on the balance sheet.

	March 31, 2013
	Notional
Year of Settlement	Amount	Gain	Loss
	(tons)
2014	420	$67	$91
Total	420	$67	$91

There were no domestic coal futures contracts as of December 31, 2012.

Total Derivative Activity

For all derivative financial instruments, we had the following activity (in thousands):

	2013	2012
Derivative financial instruments net asset at January 1,	$13,785	$2,275
Total derivative mark-to-market gains (losses) for the three months ended March 31,	13,652	(2,056)
Total derivative cash settlements paid (received) for the three months ended March 31,	24	(524)
Derivative financial instruments net asset (liability) at March 31,	$27,461	$(305)

See Note 5 for a discussion related to the fair value of derivative financial instruments.

5.  Fair Value of Financial Instruments

Due to the short term nature of certain of our financial instruments, including cash and cash equivalents, accounts receivable, amounts due from related parties, accounts payable, and certain current liabilities, we believe that their historical cost approximated fair value.

We also held investments in marketable securities and derivative financial instruments that we assessed and reported on our balance sheet at fair value as of March 31, 2013 and December 31, 2012.  We use a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation.  The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

•                  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We had no Level 3 investments as of March 31, 2013 or December 31, 2012.

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

	Fair Value at March 31, 2013
Description	Level 1	Level 2	Total
Assets
Money market funds(1)	$145,400	$—	$145,400
Derivative financial instruments	$—	$27,461	$27,461
Investments in marketable securities	$—	$80,473	$80,473

	Fair Value at December 31, 2012
Description	Level 1	Level 2	Total
Assets
Money market funds(1)	$145,422	$—	$145,422
Derivative financial instruments	$—	$13,785	$13,785
Investments in marketable securities	$—	$80,341	$80,341

(1)                                 Included in cash and cash equivalents in the consolidated balance sheets along with $73.2 million and $52.3 million of demand deposits at March 31, 2013 and December 31, 2012, respectively.

We did not have any transfers between levels during the three months ended March 31, 2013.  Our policy is to value all transfers between levels using the beginning of period valuation.

6.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2013			December 31, 2012
	Principal	Carrying Value	Fair Value(1)	Principal	Carrying Value	Fair Value(1)
8.25% Senior Notes due 2017, net of unamortized discount	$300,000	$298,534	$320,250	$300,000	$298,471	$329,418

8.50% Senior Notes due 2019, net of unamortized discount	300,000	298,087	312,000	300,000	298,035	332,700
Total long-term debt	$600,000	$596,621	$632,250	$600,000	$596,506	$662,118

(1)                                 The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.

7.  Other Short-Term and Long-Term Obligations

Federal Coal Lease Obligations

Federal coal lease obligations consisted of (in thousands):

	March 31,	December 31,
	2013	2012
Federal coal lease obligations, current	$63,191	$63,191
Federal coal lease obligations, noncurrent	122,928	122,928
Total federal coal lease obligations	$186,119	$186,119

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

We have federal coal lease payments, as follows (dollars in thousands):

			March 31, 2013		December 31, 2012
	Annual	Imputed	Carrying	Fair	Carrying	Fair
Payment Dates	Payment	Interest Rate	Value	Value(1)	Value	Value(1)
May 1, 2009 — 2013	$9,620	8.70%	$8,852	$9,602	$8,852	$9,532
July 1, 2011 — 2015	$59,545	8.50%	152,078	173,407	152,078	171,075
September 1, 2011 — 2015	$9,862	8.50%	25,189	28,437	25,189	28,196
			$186,119	$211,446	$186,119	$208,803

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

Accounts Receivable Securitization

On February 11, 2013, we executed an Accounts Receivable Securitization Facility (“A/R Securitization Program”) with capacity of up to $75 million.  CPE Resources and certain of our subsidiaries are parties to the A/R Securitization Program.  In January 2013, we formed CPE Receivables LLC (the “SPE”), a special purpose, bankruptcy-remote wholly-owned subsidiary to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer undivided interests in up to $75 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total aggregate borrowings and letters of credit are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  At March 31, 2013, the A/R Securitization Program would have allowed for $51.8 million of borrowing capacity.  There were no borrowings from the A/R Securitization Program at March 31, 2013.  The SPE is consolidated into our financial statements.

Amended Credit Agreement

On January 18, 2013, CPE Resources entered into Amendment No. 2 to the Amended Credit Agreement and Amendment No. 1 to the Security Agreement, which provides for amendments to allow for the release of certain types of liens, among other things.

The Amended Credit Agreement establishes a commitment to provide us with a $500 million senior secured revolving credit facility, which can be used to borrow funds or issue letters of credit.  The financial covenants in the Amended Credit Agreement are based on EBITDA (which is defined in the Amended Credit Agreement and is not the same as EBITDA or Adjusted EBITDA otherwise presented), requiring us to maintain defined minimum levels of interest coverage and providing for a limitation on our leverage ratio.  If our EBITDA were to decline and we were unable to negotiate an

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

amendment with the bank group, our actual borrowing capacity under the Amended Credit Agreement may be reduced.  Subject to the satisfaction of certain conditions, we may elect to increase the size of the revolving credit facility and/or request the addition of one or more new tranches of term loans in a combined amount of up to $200 million.  Our obligations under the credit facility are secured by substantially all of CPE Resources’s assets and substantially all of the assets of certain of CPE Resources’s subsidiaries, subject to certain permitted liens and customary exceptions for similar coal financings.  Our obligations under the credit facility are also supported by a guarantee by CPE Resources’s domestic restricted subsidiaries.  The credit facility matures on June 3, 2016.  As of March 31, 2013, no cash borrowings were outstanding under the credit facility.

8.  Asset Retirement Obligations

Changes in the carrying amount of our AROs were as follows (in thousands):

2013
Balance at January 1,	$240,634
Accretion expense	4,127
Revisions to estimated cash flows	(2,057)
Payments	(327)
Balance at March 31,	242,377
Less: current portion	(3,693)
Asset retirement obligation, net of current portion	$238,684

Revisions to estimated cash flows pertain to revisions in the estimated amount and timing of legally required reclamation activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages, and third-party unit costs as of March 31, 2013.

9.  Commitments and Contingencies

Commitments

Purchase Commitments

We had outstanding purchase commitments consisting of (in thousands):

	March 31,	December 31,
	2013	2012
Capital commitments
Equipment	$21,294	$20,317
Land	23,700	23,700

Supplies and services
Coal purchase commitments	$31,685	$28,633
Transportation agreements	241,285	159,398
Materials and supplies	21,698	24,552

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

West Antelope II LBA Challenges

Challenges Against the BLM’s Leasing Process; Intervention by Cloud Peak Energy and Others — On May 3, 2010, WildEarth Guardians, Defenders of Wildlife and Sierra Club (collectively, “WildEarth”) and the Powder River Basin Resource Council (“PRBRC”) filed appeals with the Interior Board of Land Appeals (“IBLA”) regarding the U.S. Bureau of Land Management’s (“BLM”) decision to offer the West Antelope II (“WAII”) coal tracts for lease. On June 29, 2010, WildEarth voluntarily dismissed its appeal.  On July 13, 2010, WildEarth filed a complaint in the United States District Court for the District of Columbia (“D.C. District Court”) challenging the BLM’s decision.  On November 2, 2010, the IBLA issued a decision in PRBRC’s appeal, rejecting all of PRBRC’s arguments and affirming the BLM’s decision in all respects.  On January 3, 2011, PRBRC filed a complaint in the D.C. District Court appealing the IBLA decision.  On May 8, 2011, the D.C. District Court consolidated the WildEarth and PRBRC challenges.  Antelope Coal LLC, a wholly-owned subsidiary of CPE Resources, (along with the National Mining Association and the State of Wyoming) intervened in the consolidated action on the side of the BLM.  In the consolidated action, WildEarth and PRBRC requested that the court vacate the BLM’s authorization, sale and issuance of the WAII leases and enjoin any coal mining activity on the leases until the BLM and the U.S. Fish and Wildlife Service had undertaken additional environmental analysis requested by the plaintiff organizations.

Award of LBAs to Cloud Peak Energy — On May 11, 2011, the BLM held a competitive sale for the WAII North Tract.  On June 15, 2011, the BLM held a competitive sale for the WAII South Tract.  Antelope Coal LLC was the successful high bidder in both sales, and the BLM issued leases to Antelope Coal LLC for the North Tract effective July 1, 2011 and for South Tract effective September 1, 2011.

District Court Rejection of Challenges; Appeal by Plaintiffs — On July 30, 2012, the D.C. District Court rejected WildEarth’s and PRBRC’s consolidated challenge to the IBLA decision and denied their request that the court vacate the WAII leases as well as their requested injunction against coal mining activity on the leases.  On September 25, 2012 and September 26, 2012, PRBRC and WildEarth, respectively, filed notices of appeal in the United States Circuit Court of Appeals for the District of Columbia.  On March 12, 2013, PRBRC and WildEarth filed their joint opening brief in the D.C. Circuit.  Although both groups are appealing the decision issued by the D.C. District Court, neither group has specified what relief they are seeking from the appellate court other than for the appellate court to reverse the decision of the D.C. District Court.  Antelope Coal LLC is a respondent-intervenor in the consolidated appeal. Any adverse outcome of the appeal could adversely impact or delay our ability to mine the coal subject to the leases.

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

Several audits involving our income and non-income based taxes currently are in progress.  We have provided our best estimate of taxes and related interest and penalties due for potential adjustments that may result from the resolution of such tax audits.  From time to time, we may engage in settlement discussions with applicable tax authorities, which may result in adjustments to our estimates of taxes and related interest and penalties.

Concentrations of Risk and Major Customers

Approximately 86% of our revenue for the three months ended March 31, 2013 was under multi-year contracts compared to 87% for the three months ended March 31, 2012.  While the majority of the contracts are fixed-price, certain contracts have adjustment provisions for determining periodic price changes.  For the three months ended March 31, 2013 and 2012, there was no single customer that represented more than 10% of consolidated revenue.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  We seek to mitigate credit risk through credit approvals and monitoring procedures.

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

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company, or provide a letter of credit, typically through a bank.  Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements under federal or state laws.  As of March 31, 2013, we had no standby letters of credit and $610.3 million of performance bonds outstanding (including our proportional share of the Decker mine) to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.

10.  Postretirement Medical Plan

We maintain an unfunded postretirement medical plan to provide certain postretirement medical benefits to eligible employees.  Net periodic postretirement benefit costs included the following components (in thousands):

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2013	2012
Service Cost	$1,238	$1,053
Interest Cost	418	356
Amortization of prior service cost	444	394
Net periodic benefit cost	$2,100	$1,803

11.  Related Party Transactions

Related party activity consists of coal sales to our 50% owned coal marketing company and equity method investment, Venture Fuels Partnership (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Sales of coal to Venture Fuels Partnership	$171	$1,187

12.  Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the three months ended March 31, are as follows (in thousands):

	2013			2012
	Post- retirement Medical Plan	Decker Defined Benefit Pension	Total	Post- retirement Medical Plan	Decker Defined Benefit Pension	Total
Beginning balance, January 1	$(14,684)	$(5,777)	$(20,461)	$(12,707)	$(5,907)	$(18,614)
Other comprehensive income before reclassifications	19	—	19	—	58	58
Amounts reclassified from accumulated other comprehensive income	284	—	284	252	—	252
Net current period other comprehensive income	303	—	303	252	58	310
Ending balance, March 31	$(14,381)	$(5,777)	$(20,158)	$(12,455)	$(5,849)	$(18,304)

The reclassifications out of AOCI for the three months ended March 31, are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Postretirement Medical Plan(1)
Amortization of prior service costs included in cost of product sold(2)	$371	$331
Amortization of prior service costs included in selling, general and administrative expenses(2)	73	63
Total before tax	444	394
Tax benefit	(160)	(142)
Amounts reclassified from accumulated other comprehensive income	$284	$252

(1)                                 See Note 10 for the computation of net periodic postretirement benefit costs.

(2)                                 Presented on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  Earnings per Share (CPE Inc. only)

Dilutive potential shares of common stock may include restricted stock and units, options and performance units issued under our Long Term Incentive Plan (“LTIP”).  We apply the treasury stock method to determine dilution from restricted stock and units, options, and performance units.

The following table summarizes the calculation of diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Numerator for calculation of diluted earnings per share:
Net income	$15,395	$26,618
Denominator for basic income per share — weighted-average shares outstanding	60,609	60,008
Dilutive effect of stock equivalents	484	753
Denominator for diluted earnings per share	61,093	60,761
Diluted earnings per share	$0.25	$0.44

For the periods presented, the following items were excluded from the diluted earnings per share calculation because they were anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Restricted stock and units	200	140
Options outstanding	131	186
Employee stock purchase plan	5	—

14.  Segment Information

We have reportable segments of Owned and Operated Mines, Logistics and Related Activities, and Corporate and Other.

Our Owned and Operated Mines segment is characterized by the predominant focus on thermal coal production where the sale occurs at the mine site and where title and risk of loss pass to the customer at that point.  This segment includes our Antelope mine, Cordero Rojo mine, and Spring Creek mine.  Sales in this segment are primarily to domestic electric utilities; although a portion is made to our Logistics and Related Activities segment.  Our mines utilize surface mining extraction processes and are all located in the PRB.  The gains and losses resulting from our domestic coal futures contracts and WTI collar derivative financial instruments are reported within this segment.

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

Our chief operating decision maker uses Adjusted EBITDA as the primary measure of segment reporting performance.  EBITDA represents net income before (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, (4) amortization, and (5) accretion.  Adjusted EBITDA represents EBITDA as further adjusted for specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are:  (1) adjustments to exclude the updates to the tax agreement liability, including tax impacts of the IPO and Secondary Offering, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid, and (3) adjustments to exclude a significant broker contract that expired in the first quarter of 2010.

Revenue

The following table presents revenue for the three months ended March 31, (in thousands):

	2013	2012
Owned and Operated Mines	$278,774	$302,572
Logistics and Related Activities	65,870	79,553
Corporate and Other	5,828	5,698
Eliminations of intersegment sales	(12,421)	(14,920)
Consolidated revenue	$338,052	$372,903

The following table presents revenue from external customers by geographic region for the three months ended March 31, (in thousands):

	2013	2012
United States	$280,481	$304,029
Asia	57,571	68,662
Other	—	212
Total revenue from external customers	$338,052	$372,903

We attribute revenue to individual countries based on the location of the physical delivery of the coal.  All of our revenue for the three months ended March 31, 2013 and 2012 originated in the U.S.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Adjusted EBITDA

The following table reconciles segment Adjusted EBITDA to net income for the three months ended March 31, (in thousands):

	2013		2012
Adjusted EBITDA
Owned and Operated Mines		$45,662		$67,240
Logistics and Related Activities		1,365		10,369
Corporate and Other		1,492		(1,727)
Eliminations		(268)		(140)
Consolidated Adjusted EBITDA		48,251		75,742
Interest expense, net		(10,358)		(5,404)
Depreciation, depletion and accretion		(27,339)		(26,040)
Income tax		(8,836)		(15,101)
Tax agreement expense(1)		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)(2)	$13,652		$(2,056)
Inclusion of cash amounts (received) paid(3)	24		(524)
Total derivative financial instruments		13,676		(2,580)
Expired significant broker contract		—		—
Net income		$15,395		$26,618

(1)                           Changes to related deferred taxes are included in income tax expense.

(2)                           Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                           Derivative cash gains and losses reflected within operating cash flows.

Total Assets

The following table presents total assets (in thousands):

	March 31,	December 31,
	2013	2012
Owned and Operated Mines	$1,784,968	$1,826,165
Logistics and Related Activities	64,422	46,426
Corporate and Other	555,077	478,536
Eliminations	88	196
Consolidated assets	$2,404,555	$2,351,323

As of March 31, 2013 and December 31, 2012, all of our long-lived assets were located in the U.S.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capital Expenditures

The following table presents total capital expenditures, including investments in project development, for the three months ended March 31, (in thousands):

	2013	2012
Owned and Operated Mines	$14,196	$12,222
Logistics and Related Activities	179	—
Corporate and Other	1,085	2,116
Eliminations	—	—
Consolidated	$15,460	$14,338

15.  Equity-Based Compensation (CPE Inc. only)

The Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (“LTIP”) permits awards to our employees and eligible non-employee directors.  The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.  Equity-based compensation expense is charged to CPE Resources through a management fee and is recorded primarily within selling, general, and administrative expenses in our consolidated statements of operations.  As of March 31, 2013, unrecognized compensation cost related equity-based compensation was $15.5 million, which will be recognized over a weighted-average period of 2.3 years prior to vesting.

Restricted Stock and Restricted Stock Units

We granted restricted stock and restricted stock units under the LTIP to eligible employees and directors.  Generally, the related agreements provide that full vesting will occur on the third anniversary of the grant date.  However, pro-rata vesting will be sooner if a grantee terminates employment with or stops providing services to us because of death, disability, redundancy or retirement.  Full vesting will occur if an employee is terminated without cause within two years after a change in control occurs (as such term is defined in the LTIP).  Restricted stock units are granted to our directors and generally vest upon their resignation or retirement.  They will pro-rata vest if a director resigns or retires within one year of the date of grant.

A summary of restricted stock and restricted stock unit award activity is as follows (in thousands, except per share data):

		Weighted
		Average
		Grant-Date
	Number	Fair Value
		(per share)
Non-vested shares at January 1, 2013	304	$18.46
Granted	146	17.77
Forfeited	(1)	18.76
Vested	(55)	16.22
Non-vested shares at March 31, 2013	394	$18.52

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

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of performance-based share unit award activity is as follows (in thousands, except per share data):

		Weighted
		Average
		Grant-Date
	Number	Fair Value
		(per share)
Non-vested units at January 1, 2013	376	$18.66
Granted	228	20.24
Forfeited	(1)	18.71
Vested	—	—
Non-vested units at March 31, 2013	603	$19.26

The assumptions used to estimate the fair value of the performance-based share units are as follows:

Risk-free interest rate	0.4%
Expected volatility	42.54%
Term	3 years

Fair value (per share)	$20.24

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

A summary of non-qualified stock option activity is as follows (in thousands, except per option and year amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Term	Value (1)
		(per option)	(years)
Options outstanding at January 1, 2013	1,332	$15.95	7.38	$4,720
Granted	229	17.50	10.00
Exercised	—	—
Forfeited	(3)	16.35
Options outstanding at March 31, 2013	1,558	$16.18	7.55	$4,344
Exercisable at March 31, 2013	992	$15.06	6.65	$3,687
Vested and expected to vest at March 31, 2013	1,534	$16.16	7.52	$4,309

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

The assumptions used to estimate the fair value of options granted on March 11, 2013 are as follows:

Risk-free interest rate	1.4%
Expected option life	6.5 years
Expected volatility	49.7%

Fair value (per option)	$8.72

16.  Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only)

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

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended March 31, 2013
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$1	$335,565	$2,486	$—	338,052
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	8	272,455	3,566	—	276,029
Depreciation and depletion	652	23,249	(689)	—	23,212
Accretion	—	2,938	1,189	—	4,127
Derivative mark-to-market gains	—	(13,652)	—	—	(13,652)
Selling, general and administrative expenses	265	13,342	—	—	13,607
Other operating costs	—	110	—	—	110
Total costs and expenses	925	298,442	4,066	—	303,433
Operating income (loss)	(924)	37,123	(1,580)	—	34,619
Other income (expense)
Interest income	125	—	—	—	125
Interest expense	(10,147)	(276)	(60)	—	(10,483)
Other, net	(158)	(283)	200	—	(241)
Total other (expense) income	(10,180)	(559)	140	—	(10,599)
Income (loss) before income tax provision and earnings (losses) from unconsolidated affiliates	(11,105)	36,564	(1,439)	—	24,020
Income tax benefit (expense)	1,000	(10,317)	482	—	(8,836)
Earnings from unconsolidated affiliates, net of tax	4	207	—	—	211
Earnings (losses) from consolidated affiliates, net of tax	25,496	(958)	—	(24,538)	—
Net income (loss)	15,395	25,496	(958)	(24,538)	15,395
Other comprehensive income
Retiree medical plan amortization of prior service cost	444	444	—	(444)	444
Other postretirement plan adjustments	30	30	—	(30)	30
Income tax on retiree medical plan adjustments	(171)	(171)	—	171	(171)
Other comprehensive income	303	303	—	(303)	303
Total comprehensive income (loss)	$15,698	$25,799	$(958)	$(24,841)	$15,698

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended March 31, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$369,228	$3,675	$—	$372,903
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	7	276,817	6,121	—	282,945
Depreciation and depletion	556	21,645	1,190	—	23,391
Accretion	—	2,330	319	—	2,649
Derivative mark-to-market gains	—	2,056	—	—	2,056
Selling, general and administrative expenses	214	14,529	—	—	14,742
Other operating costs	—	93	—	—	93
Total costs and expenses	777	317,469	7,630	—	325,876
Operating income (loss)	(777)	51,759	(3,955)	—	47,027
Other income (expense)
Interest income	446	—	—	—	446
Interest expense	(5,666)	(168)	(16)	—	(5,850)
Other, net	—	58	—	—	58
Total other expense	(5,220)	(110)	(16)	—	(5,346)
Income (loss) before income tax provision and earnings (losses) from unconsolidated affiliates	(5,996)	51,648	(3,971)	—	41,681
Income tax benefit (expense)	7,151	(23,666)	1,414	—	(15,101)
Earnings from unconsolidated affiliates, net of tax	6	32	—	—	38
Earnings (losses) from consolidated affiliates, net of tax	25,457	(2,557)	—	(22,900)	—
Net income (loss)	26,618	25,457	(2,557)	(22,900)	26,618
Other comprehensive income
Retiree medical plan amortization of prior service cost	394	394	—	(394)	394
Other postretirement plan adjustment	90	90	90	(180)	90
Income tax on retiree medical plan adjustments	(174)	(174)	(32)	206	(174)
Other comprehensive income	310	310	58	(368)	310
Total comprehensive income (loss)	$26,928	$25,767	$(2,499)	$(23,268)	$26,928

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	March 31, 2013
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$217,514	319	771	—	218,604
Investments in marketable securities	80,473	—	—	—	80,473
Accounts receivable	—	24,257	74,456	—	98,713
Due from related parties	—	482,522	—	(482,522)	—
Inventories, net	5,501	71,295	4,239	—	81,034
Deferred income taxes	—	19,665	—	(27)	19,638
Derivative financial instruments	—	27,461	—	—	27,461
Other assets	61	21,994	120	—	22,175
Total current assets	303,548	647,513	79,586	(482,549)	548,098
Noncurrent assets
Property, plant and equipment, net	9,489	1,662,410	3,712	—	1,675,611
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	23,869	18,211	17,280	—	59,361
Other assets	1,718,877	—	4,470	(1,679,833)	43,514
Total assets	$2,055,783	2,363,768	105,048	(2,162,382)	2,362,218

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$2,357	60,189	2,041	—	64,587
Royalties and production taxes	—	134,101	1,290	—	135,391
Accrued expenses	14,670	43,536	2,237	—	60,443
Due to related parties	427,123	—	64,363	(482,522)	8,963
Current deferred income taxes	27	—	—	(27)	—
Current portion of federal coal lease obligations	—	63,191	—	—	63,191
Other liabilities	50	1,756	966	—	2,772
Total current liabilities	444,227	302,773	70,896	(482,549)	335,347
Noncurrent liabilities
Senior notes	596,621	—	—	—	596,621
Federal coal lease obligations, net of current portion	—	122,928	—	—	122,928
Asset retirement obligations, net of current portion	—	165,180	73,504	—	238,684
Other liabilities	45	72,087	6,090	(24,475)	53,748
Total liabilities	1,040,893	662,968	150,489	(507,024)	1,347,328
Commitments and Contingencies (Note 9)
Total member’s equity	1,014,890	1,700,800	(45,441)	(1,655,358)	1,014,890
Total liabilities and member’s equity	$2,055,783	2,363,768	105,048	(2,162,382)	2,362,218

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	December 31, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$195,076	$—	$2,615	$—	$197,691
Investments in marketable securities	80,341	—	—	—	80,341
Accounts receivable	—	74,008	2,108	—	76,117
Due from related parties	—	385,102	42	(385,144)	—
Inventories, net	6,741	71,312	3,622	—	81,675
Deferred income taxes	—	21,124	—	(28)	21,096
Derivative financial instruments	138	13,647	—	—	13,785
Other assets	7	16,100	117	—	16,224
Total current assets	282,303	581,293	8,504	(385,172)	486,929
Noncurrent assets
Property, plant and equipment, net	9,239	1,666,020	3,035	—	1,678,294
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	22,807	24,650	18,679	—	66,136
Other assets	1,682,267	—	4,470	(1,646,259)	40,478
Total assets	$1,996,616	$2,307,597	$34,688	$(2,031,430)	$2,307,471

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$2,558	$45,896	$1,117	$—	$49,571
Royalties and production taxes	—	126,726	2,625	—	129,351
Accrued expenses	2,087	41,529	292	—	43,908
Due to related parties	396,137	—	—	(385,144)	10,993
Current deferred income taxes	27	—	—	(27)	—
Current portion of federal coal lease obligations	—	63,191	—	—	63,191
Other liabilities	49	1,754	966	—	2,769
Total current liabilities	400,858	279,096	5,001	(385,172)	299,783
Noncurrent liabilities
Senior notes	596,506	—	—	—	596,506
Federal coal lease obligations, net of current portion	—	122,928	—	—	122,928
Asset retirement obligations, net of current portion	—	164,626	74,365	—	238,991
Other liabilities	61	77,655	5,806	(33,449)	50,073
Total liabilities	997,425	644,305	85,172	(418,621)	1,308,281
Commitments and Contingencies (Note 9)
Total member’s equity	999,190	1,663,293	(50,484)	(1,612,809)	999,190
Total liabilities and member’s equity	$1,996,615	$2,307,598	$34,688	$(2,031,430)	$2,307,471

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Three Months Ended March 31, 2013
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$23,654	$21,533	$(7,844)	$—	$37,343

Investing activities
Purchases of property, plant and equipment	(1,085)	(11,946)	—	—	(13,030)
Investments in marketable securities	(13,051)	—	—	—	(13,051)
Maturity and redemption of investments	12,920	—	—	—	12,920
Investment in project development	—	(2,429)	—	—	(2,429)
Contributions made to subsidiary	—	(6,000)	—	6,000	—
Other	—	23	—	—	23
Net cash provided by (used in) investing activities	(1,216)	(20,352)	—	6,000	(15,567)

Financing activities
Payment of debt issuance costs	—	(863)	—	—	(863)
Contributions received from parent	—	—	6,000	(6,000)	—
Net cash provided by (used in) financing activities	—	(863)	6,000	(6,000)	(863)

Net increase (decrease) in cash and cash equivalents	22,438	318	(1,844)	—	20,913
Cash and cash equivalents at beginning of year	195,076	—	2,615	—	197,691
Cash and cash equivalents at the end of year	$217,514	318	771	—	218,604

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Three Months Ended March 31, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$35,665	$15,919	$1,425	$—	$53,009

Investing activities
Purchases of property, plant and equipment	(2,056)	(12,222)	(60)	—	(14,338)
Cash paid for capitalized interest	—	—	—	—	—
Investments in marketable securities	(28,349)	—	—	—	(28,349)
Maturity and redemption of investments	5,930	—	—	—	5,930
Return of restricted cash	71,245	—	—	—	71,245
Partnership escrow deposit	—	—	(4,470)	—	(4,470)
Contributions made to subsidiary	—	(4,470)	—	4,470	—
Other	—	773	—	—	773
Net cash provided by (used in) investing activities	46,770	(15,919)	(4,530)	4,470	30,791

Financing activities
Contributions received from parent	—	—	4,470	(4,470)	—
activities	—	—	4,470	(4,470)	—

Net increase (decrease) in cash and cash equivalents	82,435	—	1,365	—	83,800
Cash and cash equivalents at beginning of year	401,087	2	3,151	—	404,240
Cash and cash equivalents at the end of year	$483,522	$2	$4,516	$—	$488,040

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words.  You should read statements that contain these words carefully because they discuss our current plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters.  While we believe that these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate.  Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions.  The factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (our “2012 Form 10-K”), as well as any cautionary language in this report, describe the known material risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them.  You are cautioned not to place undue reliance on the forward-looking statements contained herein.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.  The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

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

•                  the impact of current and future environmental, health, safety and other laws, regulations, treaties or governmental policies, or changes in interpretations thereof, and third-party regulatory challenges, including those affecting our coal mining operations or our customers’ coal usage, carbon and other gaseous emissions or ash handling or the logistics, transportation, or terminal industries as well as related costs and liabilities;

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

•                  our liquidity, results of operations, and financial condition generally, including amounts of working capital that are available; and

•                  other factors, including those discussed in Item 1A of our 2012 Form 10-K.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note

Cloud Peak Energy Resources LLC (“CPE Resources”) is the sole direct subsidiary of Cloud Peak Energy Inc. (“CPE Inc.”), providing 100% of CPE Inc.’s total consolidated revenue for the three months ended March 31, 2013 and constituting nearly 100% of CPE Inc.’s total consolidated assets as of March 31, 2013.

Unless the context indicates otherwise, the terms “Cloud Peak Energy,” the “Company,” “we,” “us,” and “our” refer to both CPE Inc. and CPE Resources and their subsidiaries.  Discussions or areas of this report that either apply only to CPE Inc. or CPE Resources are clearly noted in such sections.

This Item 2 may contain forward-looking statements that involve substantial risks and uncertainties.  When considering these forward-looking statements you should keep in mind the cautionary statements in this report and our other Securities and Exchange Commission (“SEC”) filings, including Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).  Please see “Cautionary Notice Regarding Forward-Looking Statements” elsewhere in this document.

This Item 2 is intended to help the reader understand our results of operations and financial condition.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements in Item 1 of this report and our other SEC filings, including our audited consolidated financial statements in Item 8 of our 2012 Form 10-K.

Overview

CPE Inc. is one of the largest producers of coal in the U.S. and the Powder River Basin (“PRB”), based on our 2012 coal sales.  We operate some of the safest mines in the coal industry.  According to MSHA data, in 2012, we had one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.

We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S, where we operate three wholly-owned surface coal mines, the Antelope mine, the Cordero Rojo mine and the Spring Creek mine.  We also have two major development projects, the Youngs Creek project and the potential Crow project.

Our Antelope and Cordero Rojo mines are located in Wyoming and are two of the four largest coal mines in the U.S.  Our Spring Creek mine is located in Montana.  Our logistics business is the largest U.S. exporter of thermal coal into South Korea.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  We do not produce any metallurgical coal.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation and steam output.  In 2012, the coal we produced generated approximately 4% of the electricity produced in the U.S.  As of December 31, 2012, we controlled approximately 1.3 billion tons of proven and probable reserves.  For information regarding our revenue and long-lived assets by geographic area, as well as revenue from external customers, Adjusted EBITDA and total assets by segment, please see Note 14 to our notes to unaudited condensed consolidated financial statements in Item 1.

During 2012, we acquired rights to substantial undeveloped coal and complementary surface assets in the Northern PRB (“Youngs Creek project”).  In January 2013, we executed an option to lease agreement (“Option Agreement”) and a corresponding exploration agreement (“Exploration Agreement”) with the Crow Tribe of Indians, which are subject to approval by the Department of the Interior.  This potential coal project (“Crow project”) is located on the Crow Indian Reservation in southeast Montana, near our Spring Creek mine and Youngs Creek project.  We are in the process of evaluating the development options for the Youngs Creek project and the potential Crow project, but believe that their proximity to the Spring Creek mine represents an opportunity to optimize our mine developments in the Northern PRB.

For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.  Our Spring Creek mine, the Decker mine, the Youngs Creek project and the potential Crow project are located in the Northern PRB.

We continue to seek ways to increase our future export capacity through existing and proposed new Pacific Northwest export terminals, including our option agreement with SSA Marine.  This throughput option agreement with SSA Marine provides us with an option for up to 16 million tonnes of capacity per year through the planned dry bulk cargo Gateway Pacific Terminal at Cherry Point in the State of Washington.  Our potential share of capacity will depend upon the ultimate capacity of the terminal.  The terminal would accommodate cape size vessels.  Our option is exercisable following future permit completion for the terminal, the timing of which is uncertain.

Segment Information

We have reportable segments of Owned and Operated Mines, Logistics and Related Activities, and Corporate and Other.

Our Owned and Operated Mines segment is characterized by the predominant focus on thermal coal production where the sale occurs at the mine site and where title and risk of loss pass to the customer at that point.  This segment includes our Antelope mine, Cordero Rojo mine, and Spring Creek mine.  Sales in this segment are primarily to domestic electric utilities; although a portion is made to our Logistics and Related Activities segment.  Our mines utilize surface mining extraction processes and are all located in the PRB.  The gains and losses resulting from our domestic coal futures contracts and WTI collar derivative financial instruments are reported within this segment.

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

•                  the costs for logistics services, rail, and port charges for coal sales made on a delivered basis; and

•                  the results of our coal forward and futures contracts.

The volume of coal that we sell in any given year is driven by international and domestic demand for coal-generated electric power.  Demand for coal-generated electric power may be affected by many factors including weather patterns, natural gas prices, coal-fired generating capacity and utilization, environmental and legal challenges, political and regulatory factors, energy policies, international and domestic economic conditions, other factors discussed in this Item 2 and in our 2012 Form 10-K.

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

As is common in the PRB, coal seams at our existing mines naturally deepen, resulting in additional overburden to be removed at additional cost.  In line with the worldwide mining industry, we have experienced increased operating costs for mining equipment, diesel fuel and supplies, and employee wages and salaries.  We use costless collars to help manage certain exposures to diesel fuel prices.

We incur significant capital expenditures to maintain, update and expand our mining equipment, surface land holdings and coal reserves.  In line with the worldwide mining industry trends, the cost of capital equipment is generally increasing.  In addition, as the costs of acquiring federal coal leases and associated surface rights increase, our depletion costs also increase.

The volume of coal sold on a delivered basis is influenced by international and domestic market conditions.  Domestic demand for coal sold on a delivered basis is currently flat while international demand has increased, enabling us to compete for international coal sales during the past few years.

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

We entered into coal forward and futures contracts that are scheduled to settle at various dates between 2013 and 2016 to manage a portion of our export and domestic coal sales prices.

Current Considerations

Owned and Operated Mines Segment

The Owned and Operated Mines segment is expected to experience relatively flat revenue compared to 2012 as volumes and realized prices are not expected to change significantly.  Costs at the mines are expected to increase as the mines naturally progress and the increased strip ratio requires additional labor, consumables, and equipment.  Even with the operations focused on controlling variable costs, the combination of these factors will reduce 2013 earnings compared to 2012.

For the second quarter, shipments are expected to be up over last year but potentially hindered due to the extended winter and the risk of possible flooding in the Midwest.  Assuming normal summer weather, shipments are anticipated to continue to pick up in the second half of 2013 benefiting our cost per ton and Adjusted EBITDA.

While the external environment has several positive trends, there is typically a lag before this is reflected in improved PRB pricing.  Natural gas prices are essentially double from this time last year.  Season-to-date, heating degree days are up 14% compared to last year.  Electric generation is up over 3% from 2012 levels and stockpiles of PRB coal are estimated at 83 million tons at the end of March 2013. Historically, we have seen price support for PRB coal at stockpile levels of around 80 million tons.

Logistics and Related Activities Segment

As anticipated, the lower international benchmark prices for seaborne traded thermal coal negatively affected the revenue and profitability of the Logistics and Related Activities segment.

During the quarter, the berth outage at the Westshore terminal was resolved, and we were able to return to normal levels of export tonnage throughput.

Federal, state and local authorities regulate the U.S. coal mining industry with respect to various matters, including air quality standards, water pollution, plant and wildlife protection, the discharge of materials into the environment and the effects of mining on surface and groundwater quality and availability.  These laws and regulations have had, and will continue to have, a significant effect on our production costs and our competitive position.  Future laws, regulations or orders, including those relating to global climate change, may cause coal to become a less attractive fuel source, thereby reducing coal’s share of the market for fuels and other energy sources used to generate electricity.  See Part I—Item I. Business “Environmental and Other Regulatory Matters” in our 2012 Form 10-K.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

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

EBITDA represents income from continuing operations, or net income, as applicable, before (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, (4) amortization, and (5) accretion.  Adjusted EBITDA represents EBITDA as further adjusted for specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are:  (1) adjustments to exclude the updates to the tax agreement liability, including tax impacts of the IPO and Secondary Offering, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid, and (3) adjustments to exclude a significant broker contract that expired in the first quarter of 2010.

Adjusted EPS represents diluted earnings (loss) per common share or diluted earnings (loss) per share attributable to controlling interest from continuing operations, as applicable (“EPS”), adjusted to exclude the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA as described above, adjusted at the statutory rate of 36%.

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

We believe Adjusted EBITDA and Adjusted EPS are also useful to investors, analysts and other external users of our consolidated financial statements in evaluating our operating performance from period to period and comparing our performance to similar operating results of other relevant companies.  Adjusted EBITDA allows investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and depletion, amortization and accretion and other specifically identified items that are not considered to directly reflect our core operations.  Similarly, we believe Adjusted EPS provides an appropriate measure to use in assessing our performance across periods given that this measure provides an adjustment for certain specifically identified significant items that are not considered to directly reflect our core operations, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings per share reported for a given period.

Our management recognizes that using Adjusted EBITDA and Adjusted EPS as performance measures has inherent limitations as compared to income from continuing operations, net income, EPS or other U.S. GAAP financial measures, as these non-GAAP measures exclude certain items, including items that are recurring in nature, which may be meaningful to investors.  Adjusted EBITDA excludes interest expense and interest income; however, as we have historically borrowed money in order to finance transactions and operations, and have invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and influence our ability to generate revenue and returns for stockholders.  Adjusted EBITDA excludes depreciation and depletion and amortization; however, as we use capital and intangible assets to generate revenue, depreciation, depletion and amortization are necessary elements of our costs and ability to generate revenue.  Adjusted EBITDA also excludes accretion expense; however, as we are legally obligated to pay for costs associated with the reclamation and closure of our mine sites, the periodic accretion expense relating to these reclamation costs is a necessary element of our costs and ability to generate revenue.  Adjusted EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations.  Adjusted EBITDA and Adjusted EPS exclude the tax impacts of the IPO and Secondary Offering; however, this represents our current estimate of payments on the tax agreement liability that we will be required to make to Rio Tinto and changes to the realizability of our deferred tax assets based on changes in our estimated future taxable income.  Adjusted EBITDA and Adjusted EPS exclude fair value mark-to-market gains or losses for derivative financial instruments; however, Adjusted EBITDA and Adjusted EPS include cash amounts received or paid on derivative financial instruments.  Finally, Adjusted EBITDA and Adjusted EPS exclude income statement amounts attributable to our significant broker contract that expired in the first quarter of 2010; however, this historically represented a positive contribution to our operating results.

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

A quantitative reconciliation for each of the periods presented of net income to Adjusted EBITDA and EPS to Adjusted EPS is found within this Item 2.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Summary

The following table summarizes key results (in millions):

	Three Months Ended March 31,		Change
	2013	2012	Amount	Percent
Total revenue	$338.1	$372.9	$(34.8)	(9.3)
Net income	15.4	26.6	(11.2)	(42.1)
Adjusted EBITDA(1)	48.3	75.7	(27.4)	(36.2)
Adjusted EPS(1)	$0.11	$0.47	$(0.36)	(76.6)
Asian export tons - Logistics and
Related Activities	1.1	1.0	0.1	—
Total tons sold	21.3	22.9	(1.6)	(7.1)

(1)                           Non-GAAP measure; please see definition above and reconciliation below.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

The following tables present a reconciliation of net income to Adjusted EBITDA, diluted earnings per common share to Adjusted EPS, and segment Adjusted EBITDA to net income (in millions, except per share amounts):

Adjusted EBITDA

	March 31,
	2013		2012
Net income		$15.4		$26.6
Interest income		(0.1)		(0.4)
Interest expense		10.5		5.9
Income tax expense		8.8		15.1
Depreciation and depletion		23.2		23.4
Amortization		—		—
Accretion		4.1		2.6
EBITDA		61.9		73.2
Tax agreement benefit(1)		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market (gains) losses(2)	$(13.7)		$2.1
Inclusion of cash amounts received (paid)(3)	—		0.5
Total derivative financial instruments		(13.7)		2.6
Expired significant broker contract		—		—
Adjusted EBITDA		$48.3		$75.7

(1)                           Changes to related deferred taxes are included in income tax expense.

(2)                           Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                           Derivative cash gains and losses reflected within operating cash flows.

Adjusted EPS

	Three Months Ended
	March 31,
	2013		2012
Diluted earnings per common share		$0.25		$0.44
Tax agreement expense including tax impacts of IPO and Secondary Offering		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market (gains) losses	$(0.14)		$0.02
Inclusion of cash amounts received (paid)	(0.00)		0.01
Total derivative financial instruments		(0.14)		0.03
Expired significant broker contract		—		—
Adjusted EPS		$0.11		$0.47
Weighted-average dilutive shares outstanding (in millions)		61.1		60.8

Adjusted EBITDA by Segment

	Three Months Ended
	March 31,
	2013		2012
Owned and Operated Mines
Adjusted EBITDA		$45.7		$67.2
Depreciation and depletion		(23.2)		(21.6)
Accretion		(2.9)		(2.2)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	$(0.1)		$—
Inclusion of cash amounts (received) paid	—		—
Total derivative financial instruments		(0.1)		—
Other		0.2		(0.1)
Operating income		19.7		43.3

Logistics and Related Activities
Adjusted EBITDA		1.4		10.4
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	13.8		(2.1)
Inclusion of cash amounts (received) paid	—		(0.5)
Total derivative financial instruments		13.8		(2.6)
Operating income		15.1		7.8

Corporate and Other
Adjusted EBITDA		1.5		(1.7)
Depreciation and depletion		—		(1.8)
Accretion		(1.3)		(0.4)
Earnings from unconsolidated affiliates, net of tax		(0.2)		—
Operating income		—		(4.0)

Eliminations
Adjusted EBITDA		(0.3)		(0.1)
Operating income		(0.3)		(0.1)
Consolidated operating income		34.6		47.0
Interest income		0.1		0.4
Interest expense		(10.5)		(5.9)
Other, net		(0.2)		0.1
Income tax expense		(8.8)		(15.1)
Earnings from unconsolidated affiliates, net of tax		0.2		—
Net income		$15.4		$26.6

Results of Operations

Revenues

The following table presents revenues (in millions except per ton amounts):

	Three Months Ended
	March 31,		Change
	2013	2012	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$13.09	$13.31	$(0.22)	(1.7)
Tons sold	21.1	22.5	(1.4)	(6.2)

Coal revenue	$275.6	$300.1	$(24.5)	(8.2)
Other revenue	$3.1	$2.5	$0.6	24.0
Logistics and Related Activities
Tons delivered	1.4	1.3	0.1	7.7

Revenue	$65.9	$79.6	$(13.7)	(17.2)
Corporate and Other
Revenue	$5.8	$5.7	$0.1	1.8
Eliminations of intersegment sales
Revenue	$(12.4)	$(14.9)	$2.5	(16.8)
Total Consolidated
Revenue	$338.1	$372.9	$(34.8)	(9.3)

The decrease in revenue from our Owned and Operated Mines segment was primarily the result of  1.4 million fewer tons of coal sold in the three months ended March 31, 2013 compared to 2012, reflecting the lower demand for PRB coal as domestic utility customers continue to work through high stockpiles.  In addition, our realized price per ton sold in the three months ended March 31, 2013 compared to 2012 decreased, reflecting the lower spot price for indexed tons sold and also due to a higher proportion of 8400 Btu coal sold.  Other revenue consists primarily of dust suppressant additives billed to our customers.

Revenue from our Logistics and Related Activities segment decreased primarily as a result of lower prices on our Asian deliveries through the port.  Our Asian delivered sales are priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria.  These indices include the Newcastle benchmark price, which is an established index for high Btu Australian thermal coal available to be loaded on a vessel at a coal terminal near Newcastle, north of Sydney.  Based on the comparative quality and transport costs, our delivered sales are generally priced at approximately 60% to 70% of the forward Newcastle price.

Revenue from our Corporate and Other segment was not significantly different between the respective periods.

Cost of Product Sold

The following table presents cost of product sold (in millions, except per ton amounts):

	Three Months Ended
	March 31,		Change
	2013	2012	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$10.37	$9.78	$0.59	6.1

Cost of product sold (produced coal)	$218.4	$220.5	$(2.1)	(1.0)
Other cost of product sold	2.5	2.9	(0.4)	(13.8)
Logistics and Related Activities
Cost of product sold	62.9	67.1	(4.2)	(6.3)
Corporate and Other
Cost of product sold	4.4	7.2	(2.8)	(38.9)
Eliminations of Intersegment Sales
Cost of product sold	(12.2)	(14.8)	2.6	17.6
Total Consolidated
Cost of product sold	$276.0	$282.9	$(6.9)	(2.4)

The cost of product sold for our Owned and Operated Mines segment decreased primarily as a result of 1.4 million fewer tons of coal sold in the three months ended March 31, 2013 compared to 2012 and the directly related lower variable costs, including non-income based taxes and royalties.  These lower costs were partially offset by higher direct operating cash costs related to the increasing strip ratio and haul distances at our mines.  The increase in the average cost per ton sold is primarily the result of costs attributed to fewer tons sold.

Cost of product sold for our Logistics and Related Activities segment decreased primarily due to a reduction in the volume of domestic deliveries coordinated.  The Asian delivered tons that were coordinated during the first quarter of 2013 were delivered through the lower cost Westshore port.

Cost of product sold for our Corporate and Other segment decreased primarily due to fewer tons sold at the Decker mine.

Operating Income

The following table presents operating income (in millions):

	Three Months Ended
	March 31,		Change
	2013	2012	Amount	Percent
Owned and Operated Mines
Operating income	$19.7	$43.3	$(23.6)	(54.5)
Logistics and Related Activities
Operating income	$15.1	$7.8	$7.3	93.6
Corporate and Other
Operating income	$—	$(4.0)	$4.0	100.0
Eliminations of Intersegment Sales
Operating income	$(0.3)	$(0.1)	$(0.2)	(200.0)
Total Consolidated
Operating income	$34.6	$47.0	$(12.4)	(26.4)

Operating income for our Owned and Operated Mines segment decreased primarily due to the revenue and cost of product sold factors previously discussed.

In addition to the revenue and cost of product sold factors previously discussed, operating income for our Logistics and Related Activities segment increased due to the favorable mark-to-market impact from our international coal forward contracts of $13.6 million in the three months ended March 31, 2013 as compared to a $2.1 million unfavorable impact in 2012 as a result of declining international coal market prices.

Operating income for our Corporate and Other segment increased primarily due to the reduction in Decker costs previously discussed plus a reduction in depletion expense caused by fewer tons mined.

Other Expense

The following table presents other expense (in millions):

	Three Months Ended
	March 31,		Change
	2013	2012	Amount	Percent
Other expense	$10.6	$5.3	$5.3	100.0

Other expense increased for the three months ended March 31, 2013 compared to 2012 as a result of higher interest expense due to a reduction in the amount of interest capitalized in the current period.

Income Tax Provision

The following table presents income tax provision (in millions):

	Three Months Ended
	March 31,		Change
	2013	2012	Amount	Percent
Income tax expense	$8.8	$15.1	$(6.3)	(41.7)
Effective tax rate	36.8%	36.2%	0.6	1.5

Our statutory income tax rate, including state income taxes, is 36%.

Liquidity and Capital Resources

	March 31,	December 31,
	2013	2012
	(in millions)
Cash and cash equivalents	$218.6	$197.7
Investments in marketable securities	80.5	80.3
Total	$299.1	$278.0

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations, investments in marketable securities, and borrowing capacity under CPE Resources’s $500 million revolving credit facility and $75 million Accounts Receivable Securitization Facility (“A/R Securitization Program”).  In addition, we organized a capital leasing program that could grow over time up to $150 million for some of our future capital equipment purchases.  These programs provide flexibility and liquidity into our capital structure.  For further details on the A/R Securitization Program, see below.  Cash from operations depends on a number of factors beyond our control, such as the market price for our coal, the quantity of coal required by our customers, coal-fired electricity demand, regulatory changes and energy policies impacting our business, our costs of operating including the market price we pay for diesel fuel and other input costs, as well as costs of logistics including rail and port charges, and other risks and uncertainties, including those discussed in Item 1A “Risk Factors” in our 2012 Form 10-K.

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

The borrowing capacity under the Amended Credit Agreement is reduced by the amount of letters of credit issued.  As of March 31, 2013, our borrowing capacity under the Amended Credit Agreement was $500 million.  Our ability to borrow under our revolving credit facility is subject to the terms and conditions of the facility, including our compliance with financial and non-financial covenants.  The financial covenants in the Amended Credit Agreement are based on EBITDA (which is defined in the Amended Credit Agreement and is not the same as EBITDA or Adjusted EBITDA otherwise presented), requiring us to maintain defined minimum levels of interest coverage and providing for a limitation on our leverage ratio.  If our EBITDA were to decline and we were unable to negotiate an amendment with the bank group, our actual borrowing capacity under the Amended Credit Agreement may be reduced.

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

CPE Resources and certain of our subsidiaries are parties to the A/R Securitization Program.  In January 2013, we formed CPE Receivables LLC (the “SPE”), a special purpose, bankruptcy-remote wholly-owned subsidiary to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer undivided interests in up to $75 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total aggregate borrowings and letters of credit are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  At March 31, 2013, the A/R Securitization Program would have allowed for $51.8 million of borrowing capacity.  There were no borrowings from the A/R Securitization Program at March 31, 2013.

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

Our anticipated capital expenditures (excluding capitalized interest and federal lease payments), which we expect will be between $70 million and $90 million in 2013, include our estimates of expenditures necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and the addition of new equipment as necessary.

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

Overview of Cash Transactions

We started 2013 with $278.0 million of unrestricted cash and cash equivalents and investments in marketable securities.  After capital expenditures and generating cash from our operating activities, we concluded the three months ended March 31, 2013 with cash and cash equivalents and investments in marketable securities of $299.1 million.

Cash Flows

	Three Months Ended
	March 31,		Change
	2013	2012	Amount	Percent
	(dollars in millions)
Beginning balance - cash and cash equivalents	$197.7	$404.2	$(206.5)	(51.1)
Net cash provided by operating activities	37.3	53.0	(15.7)	(29.6)
Net cash provided by (used in) investing activities	(15.6)	30.8	(46.4)	(150.6)
Net cash used in financing activities	(0.9)	—	(0.9)	*
Ending balance - cash and cash equivalents	$218.6	$488.0	$(269.4)	(55.2)

Beginning balance - marketable securities	$80.3	$75.2	$5.1	6.8
Ending balance - marketable securities	$80.5	$97.6	$(17.1)	(17.5)

*            Not meaningful

Cash flows of CPE Inc. and CPE Resources are not significantly different.

The decrease in cash provided by operating activities for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to a $30.2 million decrease in net income adjusted for noncash items, specifically unrealized derivative income in 2013.  This difference was offset by a smaller decrease in working capital of $14.5 million in 2013 as compared to 2012, primarily caused by the timing of payments on accounts payable and accrued expenses offset by the timing of receipts of accounts receivable.

The increase in cash used in investing activities for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily related to the release of the remaining $71.2 million of restricted cash in the three months ended March 31, 2012 offset by a $22.3 million increase in investments in marketable securities in the same period.

The increase in cash used in financing activities for the three months ended March 31, 2013 as compared to the same period in 2012 was due to the payment of deferred financing costs in association with the A/R Securitization Program, amendment to the Amended Credit Agreement and the capital leasing program.

Global Climate Change

Enactment of laws or passage of regulations regarding emissions from the combustion of coal by the U.S. or some of its states or by other countries, or other actions to limit such emissions, like the creation of mandatory use requirements for renewable fuel sources, could result in electricity generators switching from coal to other fuel sources.  Additionally, the creation and issuance of subsidies designed to encourage use of alternative energy sources could decrease the demand of coal as an energy source.  The potential financial impact on us of future laws, regulations, or subsidies will depend upon the degree to which electricity generators diminish their reliance on coal as a fuel source as a result of the laws, regulations or subsidies.  That, in turn, will depend on a number of factors, including the appeal and design of the subsidies being offered, the specific requirements imposed by any such laws or regulations such as mandating use by utilities of renewable fuel sources, the time periods over which those laws or regulations would be phased in and the state of commercial development and deployment of carbon capture and storage technologies.  In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws or regulations may have on our results of operations, financial condition or cash flows.  See Item 1, “Business—Environmental and Other Regulatory Matters—Global Climate Change” and Item 1A, “Risk Factors” in our 2012 Form 10-K for additional discussion regarding how climate change and other environmental regulatory matters may materially adversely impact our business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results that can be expected for the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K for a discussion of our critical accounting policies and estimates.

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

Commodity Price Risk

Market risk includes the potential for changes in the market value of our coal portfolio.  Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations.  As of March 31, 2013, we had committed to sell approximately 90.0 million tons during 2013, of which 82.5 million tons are under fixed-price contracts.  A $1 change to the average coal sales price per ton for these 7.5 million unpriced tons would result in an approximate $7.5 million change to the coal sales revenue.  In addition, we entered into certain forward financial contracts linked to Newcastle coal prices to help manage our exposure to variability in future international coal prices.  As of March 31, 2013, we held coal forward contracts for approximately 2.2 million tons which will settle between 2013 and 2016.  A $1 change to the market index price per ton for these coal forward contracts would result in an approximate $2.0 million change to operating income (expense).  During the first quarter of 2013, we commenced the use of futures contracts to help manage our exposure to market changes in domestic coal prices.  As of March 31, 2013, we held domestic coal futures contracts for approximately 420,000 tons, which will settle in 2014.  A $1 change to the market index price per ton for these futures contracts would result in an approximate $420,000 change to operating income (expense).

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $11.0 million over the next 12 months.  In addition, we use costless collars to manage certain exposures to diesel fuel prices.  As the band of the costless collar is greater than 10%, it had no impact on this calculation.  The terms of the program are disclosed in Note 4 to our notes to unaudited condensed consolidated financial statements in Item 1.  While we would not receive the full benefit of extreme price decreases, the collars mitigate the risk of extreme crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on cash flow.

Interest Rate Risk

Our Amended Credit Agreement is subject to an adjustable interest rate.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  We had no outstanding borrowings under our credit facility as of March 31, 2013.  If we borrow funds under the revolving credit facility, we may be subject to increased sensitivity to interest rate movements.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

When appropriate (as determined by our credit management function), we have taken steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps include obtaining letters of credit and requiring prepayments for shipments. See Item 1A “Risk Factors—Risks Related to Our Business and Industry—We are exposed to counterparty risk with our customers, trading partners, financial institutions, and other parties with whom we conduct business.” in our 2012 Form 10-K.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

CPE Inc. and CPE Resources each maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports they file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by CPE Inc. and CPE Resources in the reports they file or submit under the Exchange Act is accumulated and communicated to senior management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  The management of each of CPE Inc. and CPE Resources, with the participation of the Chief Executive Officer and Chief Financial Officer of each entity, has evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) of each entity as of March 31, 2013, and has concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties described in Item 1A of our 2012 Form 10-K.  The risks described in our 2012 Form 10-K are not the only risks we may face.  If any of those risk factors, as well as other risks and uncertainties that are not currently known to us or that we currently believe are not material, actually occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected.  In our judgment, there were no material changes in the risk factors as previously disclosed in Item 1A of our 2012 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents information pursuant to Item 703 of Regulation S-K regarding all share repurchases for the three months ended March 31, 2013:

	Total Number of Shares Purchased (1)	Average Price per Share
January 1 through January 31, 2013	—	$—
February 1 through February 28, 2013	—	—
March 1 through March 31, 2013	15,288	17.04
Total	15,288	$17.04

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

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index at page 48 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ MICHAEL BARRETT
Date: April 30, 2013		Michael Barrett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

CLOUD PEAK ENERGY RESOURCES LLC

	By:	/s/ MICHAEL BARRETT
Date: April 30, 2013		Michael Barrett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents
2.1

Purchase and Sale Agreement, dated as of June 29, 2012, among Arrowhead I LLC, Chevron USA Inc., CONSOL Energy Inc., Consolidation Coal Company and Reserve Coal Properties Company (incorporated by reference to Exhibit 2.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

2.2

Purchase and Sale Agreement, dated as of June 29, 2012, among Chevron USA Inc. and Arrowhead I LLC (incorporated by reference to Exhibit 2.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

2.3

Purchase and Sale Agreement, dated as of June 29, 2012, among CONSOL Energy Inc., Consolidation Coal Company, Reserve Coal Properties Company and Arrowhead I LLC (incorporated by reference to Exhibit 2.3 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

3.1

Amended and Restated Certificate of Incorporation of Cloud Peak Energy Inc. effective as of November 25, 2009 (incorporated by reference to Exhibit 3.2 to Amendment No.  3 to Cloud Peak Energy Inc.’s Form S-1 filed on November 2, 2009 (File No. 333-161293))

3.2

Amended and Restated Bylaws of Cloud Peak Energy Inc. effective as of November 25, 2009 (incorporated by reference to Exhibit 3.1 of Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on December 2, 2009 (File No. 001-34547))

3.3

Amended and Restated Certificate of Formation of Cloud Peak Energy Resources LLC (incorporated herein by reference to Exhibit 3.1 to Cloud Peak Energy Resources LLC’s Registration Statement on Form S-4/A filed on August 17, 2010 (File No. 333-168639))

3.4

Third Amended and Restated Limited Liability Company Agreement of Cloud Peak Energy Resources LLC, dated as of November 19, 2009, by and among Cloud Peak Energy Inc., Rio Tinto Energy America Inc. and Kennecott Management Services Company (incorporated herein by reference to Exhibit 10.5 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

4.1

Form of stock certificate of Cloud Peak Energy Inc. (incorporated by reference to Exhibit 4.1 of the Amendment No. 5 to Cloud Peak Energy Inc.’s Form S-1 filed on November 16, 2009 (File No. 333-161293))

4.2

Indenture, dated as of November 25, 2009, by and among Cloud Peak Energy Resources LLC (and its subsidiaries listed on the signature page), Cloud Peak Energy Finance Corp., Wilmington Trust Company and Citibank, N.A. (incorporated herein by reference to Exhibit 4.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on December 2, 2009 (File No. 001-34547))

4.3	Form of Exchange Notes (included in Exhibit 4.2 hereto)

10.1

Form of 2013 Performance Share Unit Award Agreement under the 2009 Cloud Peak Energy Inc. Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 11, 2013 (File No. 001-34547))

10.2

Form of 2013 Nonqualified Stock Option Agreement under the 2009 Cloud Peak Energy Inc. Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 11, 2013 (File No. 001-34547))

10.3

Form of 2013 Restricted Stock Unit Agreement under the 2009 Cloud Peak Energy Inc. Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 11, 2013 (File No. 001-34547))

10.4

Receivables Purchase Agreement, dated as of February 11, 2013, by and between Cloud Peak Energy Receivables LLC, CPER LLC, PNC Bank, National Association, as administrator, and various conduit purchasers (incorporated herein by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-34547))

Exhibit Number	Description of Documents
12.1*	Computation of Ratio of Earnings to Fixed Charges

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.

32.3*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC

32.4*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC

95.1*	Mine Safety Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Document

* Filed or furnished herewith, as applicable