Form 10-Q
period 2013-06-30
CLOUD PEAK ENERGY INC.; Cloud Peak Energy Resources LLC
filed 2013-07-31
CIK 1441849, 1493144

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 60,835,671 shares outstanding as of July 22, 2013.  100% of the common membership units of Cloud Peak Energy Resources LLC outstanding as of July 22, 2013 are held by Cloud Peak Energy Inc.

This combined Form 10-Q is separately filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC.  Cloud Peak Energy Resources LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

		Page

PART I — FINANCIAL INFORMATION

Item 1	Financial Statements —
	Cloud Peak Energy Inc.
	Cloud Peak Energy Inc. Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012	1
	Cloud Peak Energy Inc. Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012 (Audited)	2
	Cloud Peak Energy Inc. Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012	3

	Cloud Peak Energy Resources LLC
	Cloud Peak Energy Resources LLC Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012	4
	Cloud Peak Energy Resources LLC Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012 (Audited)	5
	Cloud Peak Energy Resources LLC Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012	6
	Notes to Unaudited Condensed Consolidated Financial Statements of Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC	7

	Cautionary Notice Regarding Forward-Looking Statements	34

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4	Controls and Procedures	54

PART II — OTHER INFORMATION

Item 1	Legal Proceedings	55
Item 1A	Risk Factors	55
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3	Defaults Upon Senior Securities	55
Item 4	Mine Safety Disclosures	55
Item 5	Other Information	55
Item 6	Exhibits	55

Explanatory Note

This combined Form 10-Q is filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC.  Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant.  Each Registrant hereto is not filing any information that relates to such other Registrant, and therefore makes no representation as to any such information.  Cloud Peak Energy Resources LLC is the sole direct subsidiary of Cloud Peak Energy Inc., providing 100% of Cloud Peak Energy Inc.’s total consolidated revenue for the three and six months ended June 30, 2013 and constituting nearly 100% of Cloud Peak Energy Inc.’s total consolidated assets as of June 30, 2013.

Unless the context indicates otherwise, the terms “Cloud Peak Energy,” the “Company,” “we,” “us,” and “our” refer to both Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC and their subsidiaries.  Discussions or areas of this report that either apply only to Cloud Peak Energy Inc. or Cloud Peak Energy Resources LLC are clearly noted in such sections.

i

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$329,996	$343,183	$668,048	$716,086
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion, shown separately)	281,603	266,073	557,631	549,018
Depreciation and depletion	25,459	22,285	48,671	45,675
Accretion	4,126	3,422	8,253	6,070
Derivative mark-to-market gains	(12,284)	(20,183)	(25,936)	(18,127)
Selling, general and administrative expenses	12,834	12,556	26,442	27,298
Other operating costs	1,191	308	1,301	401
Total costs and expenses	312,929	284,461	616,362	610,335
Operating income	17,067	58,722	51,686	105,751
Other income (expense)
Interest income	63	312	188	758
Interest expense	(10,315)	(7,936)	(20,799)	(13,786)
Other, net	43	(111)	(198)	(53)
Total other expense	(10,209)	(7,735)	(20,809)	(13,081)
Income before income tax provision and earnings from unconsolidated affiliates	6,858	50,987	30,877	92,670
Income tax expense	(2,462)	(18,806)	(11,297)	(33,908)
Earnings from unconsolidated affiliates, net of tax	313	1,497	524	1,534
Net income	4,709	33,678	20,104	60,296
Other comprehensive income
Retiree medical plan amortization of prior service costs	444	394	888	788
Other postretirement plan adjustments	—	—	30	90
Income tax on retiree medical plan and pension adjustments	(160)	(142)	(330)	(316)
Other comprehensive income	284	252	588	562
Total comprehensive income	$4,993	$33,930	$20,692	$60,858
Income per common share:
Basic	$0.08	$0.56	$0.33	$1.00
Diluted	$0.08	$0.55	$0.33	$0.99
Weighted-average shares outstanding - basic	60,629	60,015	60,619	60,011
Weighted-average shares outstanding - diluted	61,165	60,870	61,123	60,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$199,747	$197,691
Investments in marketable securities	80,501	80,341
Accounts receivable	95,886	76,117
Due from related parties	836	1,561
Inventories, net	82,659	81,675
Deferred income taxes	26,538	28,112
Derivative financial instruments	37,252	13,785
Other assets	26,737	16,513
Total current assets	550,156	495,795
Noncurrent assets
Property, plant and equipment, net	1,679,731	1,678,294
Goodwill	35,634	35,634
Deferred income taxes	91,909	101,075
Other assets	44,259	40,525
Total assets	$2,401,689	$2,351,323

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$62,697	$49,589
Royalties and production taxes	129,467	129,351
Accrued expenses	58,570	50,364
Current portion of tax agreement liability	19,485	19,485
Current portion of federal coal lease obligations	54,339	63,191
Other liabilities	3,854	2,770
Total current liabilities	328,412	314,750
Noncurrent liabilities
Tax agreement liability, net of current portion	97,053	97,053
Senior notes	596,735	596,506
Federal coal lease obligations, net of current portion	122,928	122,928
Asset retirement obligations, net of current portion	239,576	238,991
Other liabilities	61,846	50,073
Total liabilities	1,446,550	1,420,301
Commitments and Contingencies (Note 9)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 61,225 and 61,114 shares issued and 60,836 and 60,839 outstanding at June 30, 2013 and December 31, 2012, respectively)	608	608
Treasury stock (389 shares and 276 shares at June 30, 2013 and December 31, 2012, respectively)	(5,650)	(5,390)
Additional paid-in capital	554,137	550,452
Retained earnings	425,917	405,813
Accumulated other comprehensive loss	(19,873)	(20,461)
Total equity	955,139	931,022
Total liabilities and equity	$2,401,689	$2,351,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income	$20,104	$60,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	48,671	45,675
Accretion	8,253	6,070
Earnings from unconsolidated affiliates	(524)	(1,534)
Distributions of income from unconsolidated affiliates	2,000	—
Deferred income taxes	10,114	23,679
Stock compensation expense	3,747	6,371
Derivative mark-to-market gains	(25,936)	(18,127)
Other	6,879	5,812
Changes in operating assets and liabilities:
Accounts receivable	(19,909)	4,038
Inventories, net	(833)	(6,171)
Due to or from related parties	725	28
Other assets	(10,587)	(13,225)
Accounts payable and accrued expenses	(371)	(29,214)
Asset retirement obligations	(555)	(2,940)
Cash received for financial derivative instruments	2,529	524
Net cash provided by operating activities	44,307	81,282

Investing activities
Acquisition of Youngs Creek and CX Ranch coal and land assets	—	(300,259)
Purchases of property, plant and equipment	(24,475)	(21,875)
Cash paid for capitalized interest	(8,263)	(36,477)
Investments in marketable securities	(32,961)	(53,854)
Maturity and redemption of investments	32,801	28,887
Investment in project development	(4,087)	—
Return of restricted cash	—	71,244
Partnership escrow deposit	—	(4,470)
Return of partnership escrow	4,468	—
Other	63	1,825
Net cash used in investing activities	(32,454)	(314,979)

Financing activities
Principal payments on federal coal leases	(8,852)	(48,959)
Payment of deferred financing fees	(865)	—
Other	(80)	—
Net cash used in financing activities	(9,797)	(48,959)

Net increase (decrease) in cash and cash equivalents	2,056	(282,656)
Cash and cash equivalents at beginning of period	197,691	404,240
Cash and cash equivalents at end of period	$199,747	$121,584

Supplemental cash flow disclosures:
Interest paid	$27,259	$46,616
Income taxes paid	$10,377	$20,788
Supplemental noncash investing and financing activities:
Non-cash interest capitalized	$8,240	$9,635
Capital expenditures included in accounts payable	$7,194	$4,363
Assets acquired under capital leases	$7,601	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$329,996	$343,183	$668,048	$716,086
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion, shown separately)	281,603	266,073	557,631	549,018
Depreciation and depletion	25,459	22,285	48,671	45,675
Accretion	4,126	3,422	8,253	6,070
Derivative mark-to-market gains	(12,284)	(20,183)	(25,936)	(18,127)
Selling, general and administrative expenses	12,834	12,556	26,442	27,298
Other operating costs	1,191	308	1,301	401
Total costs and expenses	312,929	284,461	616,362	610,335
Operating income	17,067	58,722	51,686	105,751
Other income (expense)
Interest income	63	312	188	758
Interest expense	(10,315)	(7,936)	(20,799)	(13,786)
Other, net	43	(111)	(198)	(53)
Total other expense	(10,209)	(7,735)	(20,809)	(13,081)
Income before income tax provision and earnings from unconsolidated affiliates	6,858	50,987	30,877	92,670
Income tax expense	(2,462)	(18,806)	(11,297)	(33,908)
Earnings from unconsolidated affiliates, net of tax	313	1,497	524	1,534
Net income	4,709	33,678	20,104	60,296
Other comprehensive income
Retiree medical plan amortization of prior service costs	444	394	888	788
Other postretirement plan adjustments	—	—	30	90
Income tax on retiree medical plan and pension adjustments	(160)	(142)	(330)	(316)
Other comprehensive income	284	252	588	562
Total comprehensive income	$4,993	$33,930	$20,692	$60,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$199,747	$197,691
Investments in marketable securities	80,501	80,341
Accounts receivable	95,886	76,117
Due from related parties	836	1,561
Inventories, net	82,659	81,675
Deferred income taxes	19,523	21,096
Derivative financial instruments	37,252	13,785
Other assets	21,333	16,224
Total current assets	537,737	488,490

Noncurrent assets
Property, plant and equipment, net	1,679,731	1,678,294
Goodwill	35,634	35,634
Deferred income taxes	56,970	66,136
Other assets	44,210	40,478
Total assets	$2,354,282	$2,309,032

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$62,697	$49,571
Royalties and production taxes	129,467	129,351
Accrued expenses	56,659	43,908
Due to related parties	6,299	12,554
Current portion of federal coal lease obligations	54,339	63,191
Other liabilities	3,854	2,769
Total current liabilities	313,315	301,344

Noncurrent liabilities
Senior notes	596,735	596,506
Federal coal lease obligations, net of current portion	122,928	122,928
Asset retirement obligations, net of current portion	239,576	238,991
Other liabilities	61,846	50,073
Total liabilities	1,334,400	1,309,842
Commitments and Contingencies (Note 9)

Equity
Member’s equity	1,039,755	1,019,651
Accumulated other comprehensive loss	(19,873)	(20,461)
Total member’s equity	1,019,882	999,190
Total liabilities and member’s equity	$2,354,282	$2,309,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income	$20,104	$60,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	48,671	45,675
Accretion	8,253	6,070
Earnings from unconsolidated affiliates	(524)	(1,534)
Distributions of income from unconsolidated affiliates	2,000	—
Deferred income taxes	10,114	23,679
Derivative mark-to-market gains	(25,936)	(18,127)
Other	6,879	5,812
Changes in operating assets and liabilities:
Accounts receivable	(19,909)	4,038
Inventories, net	(833)	(6,171)
Due to or from related parties	(5,530)	(5,465)
Other assets	(5,473)	(11,765)
Accounts payable and accrued expenses	4,527	(18,810)
Asset retirement obligations	(555)	(2,940)
Cash received for financial derivative instruments	2,529	524
Net cash provided by operating activities	44,317	81,282

Investing activities
Acquisition of Youngs Creek and CX Ranch coal and land assets	—	(300,259)
Purchases of property, plant and equipment	(24,475)	(21,875)
Cash paid for capitalized interest	(8,263)	(36,477)
Investments in marketable securities	(32,961)	(53,854)
Maturity and redemption of investments	32,801	28,887
Investment in project development	(4,087)	—
Return of restricted cash	—	71,244
Partnership escrow deposit	—	(4,470)
Return of partnership escrow	4,468	—
Other	63	1,825
Net cash used in investing activities	(32,454)	(314,979)

Financing activities
Principal payments on federal coal leases	(8,852)	(48,959)
Payment of deferred financing fees	(865)	—
Other	(90)	—
Net cash used in financing activities	(9,807)	(48,959)

Net increase (decrease) in cash and cash equivalents	2,056	(282,656)
Cash and cash equivalents at beginning of period	197,691	404,240
Cash and cash equivalents at end of period	$199,747	$121,584

Supplemental cash flow disclosures:
Interest paid	$27,259	$46,616

Supplemental noncash investing and financing activities:
Non-cash interest capitalized	$8,240	$9,635
Capital expenditures included in accounts payable	$7,194	$4,363
Assets acquired under capital lease	$7,601	$—

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

We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., where we operate three wholly-owned surface coal mines, the Antelope mine, the Cordero Rojo mine and the Spring Creek mine.  We also have two major development projects, the Youngs Creek project and the Crow project.  We also own a 50% non-operating interest in the Decker mine, which we have contracted to sell to the other 50% owner, see Note 9.

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

During 2012, we acquired rights to substantial undeveloped coal and complementary surface assets in the Northern PRB (“Youngs Creek project”).  In January 2013, we executed an option to lease agreement (“Option Agreement”) and a corresponding exploration agreement (“Exploration Agreement”) with the Crow Tribe of Indians, which was approved by the Department of the Interior on June 14, 2013.  This coal project (“Crow project”) is located on the Crow Indian Reservation in southeast Montana, near our Spring Creek mine and Youngs Creek project.  We are in the process of evaluating the development options for the Youngs Creek project and the Crow project, but believe that their proximity to the Spring Creek mine represents an opportunity to optimize our mine developments in the Northern PRB.

For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.  Our Spring Creek mine, the Decker mine, the Youngs Creek project and the Crow project are located in the Northern PRB.

We continue to seek ways to increase our future export capacity through existing and proposed new Pacific Northwest export terminals, including our option agreement with SSA Marine.  This throughput option agreement with SSA Marine provides us with an option for up to 16 million tonnes of capacity per year through the planned dry bulk cargo Gateway Pacific Terminal at Cherry Point in the State of Washington.  Our potential share of capacity will depend upon the ultimate capacity of the terminal and is subject to the terms of the option agreement.  The terminal would accommodate cape size vessels.  Our option is exercisable following future permit completion for the terminal, the timing of which is uncertain.

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

•                  Tax agreement liability and deferred tax assets relating thereto

•                  Earnings per share (see Note 13)

•                  Equity-based compensation (see Note 15)

•                  Supplemental guarantor information (see Note 16)

Principles of Consolidation

We consolidate the accounts of entities in which we have a controlling financial interest under the voting control model.  We account for our 50% non-operating interest in Decker Coal Company (“Decker”) using the proportionate consolidation method, whereby our share of Decker’s assets, liabilities, revenue and expenses are included in our

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

consolidated financial statements.  Investments in other entities that we do not control but have the ability to exercise significant influence over the investee’s operating and financial policies are accounted for under the equity method.  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

The interim period unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all footnote disclosures required to be included in annual financial statements by U.S. GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2012 and 2011, and for each of the three years ended December 31, 2012, included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position as of June 30, 2013, the results of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012, and the cash flows for the six months ended June 30, 2013 and 2012, in conformity with U.S. GAAP.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Our forecasts are key input assumptions in several balance sheet estimates, including our Asset retirement obligations, Tax agreement liability and the carrying value of assets.  As we finalize our forecasts during the third quarter, which may include reduced production at our Cordero Rojo mine, we will update our balance sheet estimates accordingly.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the six months ended June 30, 2013 are not necessarily indicative of results that can be expected for the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K for a discussion of our critical accounting policies and estimates.

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

Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11, as clarified by ASU 2013-01, requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013 and interim periods within those annual periods. Retrospective application is required.  As this accounting standard only requires enhanced disclosure, which is included in Note 4, the adoption of this standard did not impact our financial position or results of operations.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This guidance requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for annual and interim periods beginning January 1, 2013. As this accounting standard only requires enhanced disclosure, which is included in Note 12, the adoption of this standard did not impact our financial position or results of operations.

3.  Inventories

Inventories, net, consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Materials and supplies	$79,423	$76,989
Less: Obsolescence allowance	(1,052)	(834)
Material and supplies, net	78,371	76,155
Coal inventory	4,287	5,519
Inventories, net	$82,659	$81,675

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

Coal Contracts

We use international coal forward contracts linked to Newcastle coal prices to help manage our exposure to variability in future international coal prices.  We use domestic coal futures contracts referenced to the 8800 Btu coal price sold from the PRB, as quoted on the Chicago Mercantile Exchange, to help manage our exposure to market changes in domestic coal prices. At June 30, 2013, we held coal derivative positions that are expected to settle in the following years (in thousands):

	2013	2014	2015	2016	Total
International Coal Forward Contracts
Notional amount (tons)	558	1,190	344	132	2,224
Net asset position	$10,981	$17,350	$6,583	$2,272	$37,185

Domestic Coal Futures Contracts
Notional amount (tons)	—	1,080	180	—	1,260

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WTI Collars

We use costless collars to help manage our exposure to market changes in diesel fuel prices.  The collars are indexed to the West Texas Intermediate (“WTI”) crude oil price as quoted on the New York Mercantile Exchange.  As such, the nature of the collar does not directly offset market changes to our diesel costs.  Under a collar agreement, we pay the difference between the monthly average index price and a floor price if the index price is below the floor, and we receive the difference between the ceiling price and the monthly average index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and ceiling prices.  While we would not receive the full benefit of extreme price decreases, the collars mitigate the risk of extreme crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on our cash flow.  At June 30, 2013, we held the following WTI collars (in thousands except per barrel amounts):

Settlement	Notional	Weighted-Average per Barrel
Period	Amount	Floor	Ceiling
	(barrels)
2013	264	$71.97	$112.01
2014	288	70.34	111.26
Total	552	$71.12	$111.62

Offsetting and Balance Sheet Presentation

	June 30, 2013
	Gross Amounts of Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities

International coal forward contracts	$38,677	$(1,492)	$(1,492)	$1,492	$37,185	$—
WTI collars	73	(67)	(7)	7	66	(60)
Total	$38,750	$(1,558)	$(1,498)	$1,498	$37,252	$(60)

	December 31, 2012
	Gross Amounts of Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities

International coal forward contracts	$13,677	$(30)	$(30)	$30	$13,647	$—
WTI collars	138	—	—	—	138	—
Total	$13,815	$(30)	$(30)	$30	$13,785	$—

Net amounts of international coal forward contracts and WTI collar assets are included in the Derivative financial instruments line in the consolidated balance sheets.  Net amounts of WTI collar liabilities are included in other current liabilities in the consolidated balance sheets.  Amounts due to us or to the exchange as a result of changes in the market price of our open domestic coal futures contracts and to fulfill margin requirements are received or paid through our brokerage bank on a daily basis; therefore, there is no asset or liability on the balance sheets.  There were no cash collateral requirements at June 30, 2013 or December 31, 2012.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Gains and Losses

Derivative mark-to-market (gains) and losses recognized in the consolidated statement of operations and comprehensive income were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
International coal forward contracts	$(12,402)	$(20,119)	$(26,184)	$(18,063)
Domestic coal futures contracts	93	—	117	—
WTI collars	25	(64)	132	(64)
Total	$(12,284)	$(20,183)	$(25,936)	$(18,127)

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

We also held investments in marketable securities and derivative financial instruments that we assessed and reported on our balance sheet at fair value as of June 30, 2013 and December 31, 2012.  We use a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation.  The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

•                  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We had no Level 3 investments as of June 30, 2013 or December 31, 2012.

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

	Fair Value at June 30, 2013
Description	Level 1	Level 2	Total
Assets
Money market funds(1)	$110,415	$—	$110,415
Derivative financial instruments	$—	$37,252	$37,252
Investments in marketable securities	$—	$80,501	$80,501
Liabilities
Derivative financial instruments	$—	$60	$60

	Fair Value at December 31, 2012
Description	Level 1	Level 2	Total
Assets
Money market funds(1)	$145,422	$—	$145,422
Derivative financial instruments	$—	$13,785	$13,785
Investments in marketable securities	$—	$80,341	$80,341

(1)                                 Included in cash and cash equivalents in the consolidated balance sheets along with $89.3 million and $52.3 million of demand deposits at June 30, 2013 and December 31, 2012, respectively.

We did not have any transfers between levels during the six months ended June 30, 2013.  Our policy is to value all transfers between levels using the beginning of period valuation.

6.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2013			December 31, 2012
	Principal	Carrying Value	Fair Value(1)	Principal	Carrying Value	Fair Value(1)
8.25% Senior Notes due 2017, net of unamortized discount	$300,000	$298,596	$318,000	$300,000	$298,471	$329,418

8.50% Senior Notes due 2019, net of unamortized discount	300,000	298,139	320,250	300,000	298,035	332,700
Total long-term debt	$600,000	$596,735	$638,250	$600,000	$596,506	$662,118

(1)                                 The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.

7.  Other Short-Term and Long-Term Obligations

Federal Coal Lease Obligations

Federal coal lease obligations consisted of (in thousands):

	June 30,	December 31,
	2013	2012
Federal coal lease obligations, current	$54,339	$63,191
Federal coal lease obligations, noncurrent	122,928	122,928
Total federal coal lease obligations	$177,267	$186,119

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

We have federal coal lease payments, as follows (dollars in thousands):

			June 30, 2013		December 31, 2012
	Annual	Imputed	Carrying	Fair	Carrying	Fair
Payment Dates	Payment	Interest Rate	Value	Value(1)	Value	Value(1)
May 1, 2009 — 2013	$9,620	8.70%	$—	$—	$8,852	$9,532
July 1, 2011 — 2015	$59,545	8.50%	152,078	174,744	152,078	171,075
September 1, 2011 — 2015	$9,862	8.50%	25,189	28,519	25,189	28,196
			$177,267	$203,263	$186,119	$208,803

(1)                                 The fair value of estimates for federal coal lease obligations was determined by discounting the remaining lease payments using the then current estimate of the credit-adjusted, risk-free rate based on our then current credit rating, which are considered Level 2 in the fair value hierarchy.

Future payments on federal coal leases are as follows (in thousands):

Year Ended December 31,
2013	$69,407
2014	69,407
2015	69,407
Total	208,221
Less: imputed interest	30,954
Total principal payments	177,267
Less: current portion	54,339
Long-term federal coal leases payable	$122,928

Capital Equipment Lease Obligations

During the three months ended June 30, 2013, we entered into capital leases on equipment under various lease schedules, which are subject to the master lease agreement, and are pre-payable at our option.  Interest on the leases is based on the one-month LIBOR plus 1.95% for an annual rate of 2.14% as of June 30, 2013.  The gross value of property, plant, and equipment under capital leases was $7.6 million as of June 30, 2013 and related primarily to the leasing of mining equipment. The accumulated depreciation for these items was $0.2 million at June 30, 2013, and changes thereto have been included in Depreciation, depletion and amortization in the consolidated statements of operations.  Due to the variable nature of the imputed interest, fair value is equal to carrying value.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capital equipment lease obligations consisted of (in thousands):

Year Ended December 31,
2013	$621
2014	1,225
2015	1,201
2016	1,178
2017	1,155
Thereafter	2,694
Total	8,074
Less: interest	563
Total principal payments	7,511
Less: current portion	1,086
Long-term capital equipment lease obligations	$6,425

Accounts Receivable Securitization

On February 11, 2013, we executed an Accounts Receivable Securitization Facility (“A/R Securitization Program”) with capacity of up to $75 million.  CPE Resources and certain of our subsidiaries are parties to the A/R Securitization Program.  In January 2013, we formed CPE Receivables LLC (the “SPE”), a special purpose, bankruptcy-remote wholly-owned subsidiary, to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer undivided interests in up to $75 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total aggregate borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  At June 30, 2013, the A/R Securitization Program would have allowed for $51.9 million of borrowing capacity.  There were no borrowings from the A/R Securitization Program at June 30, 2013.  The SPE is consolidated into our financial statements.

Amended Credit Agreement

Our Amended Credit Agreement establishes a commitment to provide us with a senior secured revolving credit facility with a capacity of up to a $500 million, which can be used to borrow funds or issue letters of credit.  The financial covenants in the Amended Credit Agreement are based on EBITDA (which is defined in the Amended Credit Agreement and is not the same as EBITDA or Adjusted EBITDA otherwise presented), requiring us to maintain defined minimum levels of interest coverage and providing for a limitation on our leverage ratio.  The borrowing capacity under the Amended Credit Agreement is reduced by the amount of letters of credit issued and is limited by the covenant ratio of funded debt to EBITDA.  As of June 30, 2013, our borrowing capacity under the Amended Credit Agreement and the A/R Securitization Program was approximately $487 million.  Our obligations under the credit facility are secured by substantially all of CPE Resources’s assets and substantially all of the assets of certain of CPE Resources’s subsidiaries, subject to certain permitted liens and customary exceptions for similar coal financings.  Our obligations under the credit facility are also supported by a guarantee by CPE Resources’s domestic restricted subsidiaries.  The credit facility matures on June 3, 2016.  As of June 30, 2013, no borrowings were outstanding under the credit facility and we were in compliance with the covenants contained in our Amended Credit Agreement.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Asset Retirement Obligations

Changes in the carrying amount of our AROs were as follows (in thousands):

2013
Balance at January 1,	$240,634
Accretion expense	8,253
Revisions to estimated cash flows	(2,056)
Payments	(555)
Balance at June 30,	246,276
Less: current portion	(6,700)
Asset retirement obligation, net of current portion	$239,576

Revisions to estimated cash flows pertain to revisions in the estimated amount and timing of legally required reclamation activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages, and third-party unit costs as of June 30, 2013.

9.  Commitments and Contingencies

Commitments

Purchase Commitments

We had outstanding purchase commitments consisting of (in thousands):

	June 30,	December 31,
	2013	2012
Capital commitments
Equipment	$12,636	$20,317
Land	23,700	23,700

Supplies and services
Coal purchase commitments	$21,143	$28,633
Transportation agreements	229,307	159,398
Materials and supplies	24,561	24,552

Contingencies

Litigation

Sierra Club Clean Water Act Citizen Suit

On June 4, 2013, Sierra Club, Puget Soundkeeper Alliance, RE Sources for Sustainable Communities, Columbia Riverkeeper, and Friends of the Columbia Gorge (collectively “Plaintiffs”) filed a citizen suit against Burlington Northern Santa Fe Railway Company (“BNSF”), Peabody Energy, Inc., Global Mining Holding Co., LLC, Ambre Energy North America, Inc., Cloud Peak Energy Inc., and First Energy Corp. (collectively, “Defendants”) in the U.S. District Court for the Western District of Washington alleging violations of the Clean Water Act.

In their complaint, Plaintiffs allege that coal-bearing rail cars transported by BNSF from the PRB in Wyoming and Montana to electric utilities and export terminals in Washington state and British Columbia, Canada, release coal dust, coal chunks, and other substances related to the treatment and transportation of coal (collectively, “coal particles”) into rivers, lakes, and other waters in Washington state without a Clean Water Act permit.  The complaint alleges that the coal particles are released from BNSF railcars through holes in the bottoms and sides of the rail cars, and from the open tops of the rail cars.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Plaintiffs’ complaint asks the court to issue a declaratory judgment that Defendants have violated the Clean Water Act, and issue injunctive relief preventing Defendants from operating rail cars and trains in a manner that will result in future discharges of coal particles into jurisdictional waters in Washington state.  The complaint also asks the court to order Defendants to remove coal deposits from the relevant waters, and to impose civil penalties.

On July 29, 2013, Plaintiffs filed a notice of voluntary dismissal and amended complaint dismissing their claims against Cloud Peak Energy and the other coal producers without prejudice and naming BNSF as the sole defendant.  Cloud Peak Energy believes Plaintiffs’ challenge against BNSF is without merit.

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

On December 5, 2012, we and Ambre Limited announced that our respective companies have entered into agreements for Ambre Limited to purchase our 50% interest in the Decker mine and related assets and assume all reclamation liabilities.  The agreements would also provide for the joint resolution and dismissal of the pending Decker litigation upon closing of the transaction.  The potential transaction has not been completed and the parties are currently in discussions.  The timing of any closing is uncertain and is anticipated to depend on Ambre’s ability to finance the cash collateral necessary to replace our outstanding reclamation and lease bonds for the Decker mine.

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

District Court Rejection of Challenges; Appeal by Plaintiffs — On July 30, 2012, the D.C. District Court rejected WildEarth’s and PRBRC’s consolidated challenge to the IBLA decision and denied their request that the court vacate the WAII leases as well as their requested injunction against coal mining activity on the leases.  On September 25, 2012 and September 26, 2012, PRBRC and WildEarth, respectively, filed notices of appeal in the United States Circuit Court of Appeals for the District of Columbia.  The case is currently being briefed by the parties before the D.C. Circuit.  Although both groups are appealing the decision issued by the D.C. District Court, neither group has specified what relief they are seeking from the appellate court other than for the appellate court to reverse the decision of the D.C. District Court.  Antelope Coal LLC is a respondent-intervenor in the consolidated appeal. Any adverse outcome of the appeal could adversely impact or delay our ability to mine the coal subject to the leases.

Other Legal Proceedings

We are involved in other legal proceedings arising in the ordinary course of business and may become involved in additional proceedings from time to time.  We believe that there are no other legal proceedings pending that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.  Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or an accrual within a particular fiscal period may adversely impact our results of operations for that period.  In addition to claims and lawsuits against us, our leases by application (“LBAs”), permits, and other industry regulatory processes and approvals may also be subject to legal challenges that could adversely impact our mining operations and results.

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

Concentrations of Risk and Major Customers

Approximately 91% of our revenue for the six months ended June 30, 2013 was under multi-year contracts compared to 88% for the six months ended June 30, 2012.  While the majority of the contracts are fixed-price, certain contracts have adjustment provisions for determining periodic price changes.  For the six months ended June 30, 2013 and 2012, there was no single customer that represented more than 10% of consolidated revenue.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  We seek to mitigate credit risk through credit approvals and monitoring procedures.

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

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company, or provide a letter of credit, typically through a bank.  Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements under federal or state laws.  As of June 30, 2013, we had no standby letters of credit and $647.5 million of performance bonds outstanding (including our proportional share of the Decker mine) to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.

10.  Postretirement Medical Plan

We maintain an unfunded postretirement medical plan to provide certain postretirement medical benefits to eligible employees.  Net periodic postretirement benefit costs included the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service Cost	$1,238	$1,053	$2,475	$2,106
Interest Cost	418	356	837	712
Amortization of prior service cost	444	394	888	788
Net periodic benefit cost	$2,100	$1,803	$4,200	$3,606

11.  Related Party Transactions

Related party activity consists of coal sales to our 50% owned coal marketing company and equity method investment, Venture Fuels Partnership (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Sales of coal to Venture Fuels Partnership	$4,906	$3,503	$5,076	$4,690

12.  Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax are as follows (in thousands):

	Six Months Ended June 30,
	2013			2012
	Post- retirement Medical Plan	Decker Defined Benefit Pension	Total	Post- retirement Medical Plan	Decker Defined Benefit Pension	Total
Beginning balance, January 1	$(14,684)	$(5,777)	$(20,461)	$(12,707)	$(5,907)	$(18,614)
Other comprehensive income before reclassifications	19	—	19	—	58	58
Amounts reclassified from accumulated other comprehensive income	569	—	569	504	—	504
Net current period other comprehensive income	588	—	588	504	58	562
Ending balance, June 30	$(14,096)	$(5,777)	$(19,873)	$(12,203)	$(5,849)	$(18,052)

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The reclassifications out of AOCI are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Postretirement Medical Plan(1)
Amortization of prior service costs included in cost of product sold(2)	$371	$331	$741	$663
Amortization of prior service costs included in selling, general and administrative expenses(2)	73	63	147	125
Total before tax	444	394	888	788
Tax benefit	(160)	(142)	(319)	(284)
Amounts reclassified from accumulated other comprehensive income	$284	$252	$569	$504

(1)                                 See Note 10 for the computation of net periodic postretirement benefit costs.

(2)                                 Presented on the consolidated statements of operations and comprehensive income.

13.  Earnings per Share (CPE Inc. only)

Dilutive potential shares of common stock may include restricted stock and units, options and performance units issued under our Long Term Incentive Plan (“LTIP”).  We apply the treasury stock method to determine dilution from restricted stock and units, options, and performance units.

The following table summarizes the calculation of diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator for calculation of diluted earnings per share:
Net income	$4,709	$33,678	$20,104	$60,296
Denominator for basic income per share — weighted-average shares outstanding	60,629	60,015	60,619	60,011
Dilutive effect of stock equivalents	536	855	504	815
Denominator for diluted earnings per share	61,165	60,870	61,123	60,826
Diluted earnings per share	$0.08	$0.55	$0.33	$0.99

For the periods presented, the following items were excluded from the diluted earnings per share calculation because they were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Restricted stock and units	—	6	36	110
Options outstanding	68	—	98	—
Employee stock purchase plan	—	7	56	3

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

Our Logistics and Related Activities segment is characterized by the services we provide to our international and domestic customers where we deliver coal to them.  Services provided typically include: delivered sales contract negotiations; purchase of coal from third parties or from our owned and operated mines; coordination of the transportation and delivery of purchased coal; and sales contract administration activities.  Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process.  Title and risk of loss pass to the customer in accordance with the contract and typically occurs at a vessel loading terminal, a vessel unloading terminal or an end use facility.  Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment.  The gains and losses resulting from our international coal forward derivative financial instruments are reported within this segment.

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

Revenue

The following table presents revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Owned and Operated Mines	$264,975	$265,462	$543,749	$568,034
Logistics and Related Activities	67,069	83,491	132,939	163,045
Corporate and Other	11,811	10,769	17,640	16,466
Eliminations of intersegment sales	(13,860)	(16,539)	(26,280)	(31,459)
Consolidated revenue	$329,996	$343,183	$668,048	$716,086

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue from external customers by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
United States	$264,568	$267,602	$545,068	$571,630
Asia	62,522	74,491	120,074	143,153
Other	2,906	1,090	2,906	1,303
Total revenue from external customers	$329,996	$343,183	$668,048	$716,086

We attribute revenue to individual countries based on the location of the physical delivery of the coal.  All of our revenue for the six months ended June 30, 2013 and 2012 originated in the U.S.

Adjusted EBITDA

The following tables reconcile segment Adjusted EBITDA to net income (in thousands):

	Three Months Ended June 30,
	2013		2012
Adjusted EBITDA
Owned and Operated Mines		$34,230		$51,564
Logistics and Related Activities		2,752		12,481
Corporate and Other		252		1,629
Eliminations		44		(41)
Consolidated Adjusted EBITDA		37,277		65,632
Interest expense, net		(10,252)		(7,624)
Depreciation, depletion and accretion		(29,585)		(25,707)
Income tax		(2,462)		(18,806)
Tax agreement expense(1)		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains(2)	$12,284		$20,183
Inclusion of cash amounts received(3)	(2,553)		—
Total derivative financial instruments		9,731		20,183
Expired significant broker contract		—		—

Net income		$4,709		$33,678

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2013		2012
Adjusted EBITDA
Owned and Operated Mines		$79,892		$118,804
Logistics and Related Activities		4,117		22,850
Corporate and Other		1,743		(98)
Eliminations		(224)		(181)
Consolidated Adjusted EBITDA		85,529		141,375
Interest expense, net		(20,611)		(13,028)
Depreciation, depletion and accretion		(56,924)		(51,745)
Income tax		(11,297)		(33,908)
Tax agreement expense(1)		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (2)	$25,936		$18,127
Inclusion of cash amounts received (3)	(2,529)		(524)
Total derivative financial instruments		23,407		17,603
Expired significant broker contract		—		—

Net income		$20,104		$60,296

(1)                                 Changes to related deferred taxes are included in income tax expense.

(2)                                 Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                                 Derivative cash gains and losses reflected within operating cash flows.

Total Assets

The following table presents total assets (in thousands):

	June 30,	December 31,
	2013	2012
Owned and Operated Mines	$1,793,508	$1,826,165
Logistics and Related Activities	71,943	46,426
Corporate and Other	536,357	478,536
Eliminations	(119)	196
Consolidated assets	$2,401,689	$2,351,323

As of June 30, 2013 and December 31, 2012, all of our long-lived assets were located in the U.S.

Capital Expenditures

The following table presents total capital expenditures, including investments in project development and assets acquired under capital leases (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Owned and Operated Mines	$34,325	$18,090
Logistics and Related Activities	337	—
Corporate and Other	1,501	3,785
Eliminations	—	—
Consolidated	$36,163	$21,875

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  Equity-Based Compensation (CPE Inc. only)

The LTIP permits awards to our employees and eligible non-employee directors.  The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.  Equity-based compensation expense is charged to CPE Resources through a management fee and is recorded primarily within selling, general, and administrative expenses in our consolidated statements of operations.  As of June 30, 2013, unrecognized compensation cost related equity-based compensation was $13.4 million, which will be recognized over a weighted-average period of 2.1 years prior to vesting.

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

A summary of restricted stock and restricted stock unit award activity is as follows (in thousands, except per share data):

		Weighted
		Average
		Grant-Date
	Number	Fair Value
		(per share)
Non-vested shares at January 1, 2013	304	$18.46
Granted	146	17.77
Forfeited	(2)	17.83
Vested	(55)	16.22
Non-vested shares at June 30, 2013	393	$18.52

Performance-Based Share Units

The LTIP allows for the award of performance-based share units which cliff vest after three years, subject to continued employment (with accelerated vesting upon a change in control).  Performance-based share units granted represent the number of shares of common stock to be awarded based on the achievement of targeted performance levels related to pre-established total stockholder return goals over a three year period and may range from 0% to 200% of the targeted amount.  The grant date fair value of the awards is based upon a Monte Carlo simulation and is amortized over the performance period.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of performance-based share unit award activity is as follows (in thousands, except per share data):

		Weighted
		Average
		Grant-Date
	Number	Fair Value
		(per share)
Non-vested units at January 1, 2013	376	$18.66
Granted	228	20.24
Forfeited	(4)	18.85
Vested	—	—
Non-vested units at June 30, 2013	600	$19.26

The assumptions used to estimate the fair value of the performance-based share units granted on March 11, 2013 are as follows:

Risk-free interest rate	0.4%
Expected volatility	42.54%
Term	3 years

Fair value (per share)	$20.24

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

A summary of non-qualified stock option activity is as follows (in thousands, except per option and year amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Term	Value (1)
		(per option)	(years)
Options outstanding at January 1, 2013	1,332	$15.95	7.38	$4,720
Granted	229	17.50		—
Exercised	(62)	15.00		271
Forfeited	(6)	16.72
Options outstanding at June 30, 2013	1,494	$16.23	7.33	$1,313
Exercisable at June 30, 2013	931	$15.07	6.41	$1,313
Vested and expected to vest at June 30, 2013	1,472	$16.21	7.31	$1,313

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

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended June 30, 2013
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$324,658	$5,338	$—	329,996
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	10	275,211	6,382	—	281,603
Depreciation and depletion	627	23,953	878	—	25,459
Accretion	—	2,924	1,202	—	4,126
Derivative mark-to-market gains	—	(12,284)	—	—	(12,284)
Selling, general and administrative expenses	155	12,679	—	—	12,834
Other operating costs	555	636	—	—	1,191
Total costs and expenses	1,347	303,119	8,462	—	312,929
Operating income (loss)	(1,347)	21,539	(3,124)	—	17,067
Other income (expense)
Interest income	63	—	—	—	63
Interest expense	(9,975)	(238)	(102)	—	(10,315)
Other, net	(165)	43	165	—	43
Total other (expense) income	(10,077)	(195)	63	—	(10,209)
Income (loss) before income tax provision and earnings (losses) from unconsolidated affiliates	(11,424)	21,344	(3,061)	—	6,858
Income tax benefit (expense)	3,204	(6,791)	1,124	—	(2,462)
Earnings from unconsolidated affiliates, net of tax	5	308	—	—	313
Earnings (losses) from consolidated affiliates, net of tax	12,924	(1,937)	—	(10,987)	—
Net income (loss)	4,709	12,924	(1,937)	(10,987)	4,709
Other comprehensive income
Retiree medical plan amortization of prior service cost	444	444	—	(444)	444
Income tax on retiree medical plan adjustments	(160)	(160)	—	160	(160)
Other comprehensive income	284	284	—	(284)	284
Total comprehensive income (loss)	$4,993	$13,208	$(1,937)	$(11,271)	$4,993

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended June 30, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$337,085	$6,098	$—	$343,183
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	(3)	258,580	7,497	—	266,073
Depreciation and depletion	463	21,101	720	—	22,285
Accretion	—	2,330	1,092	—	3,422
Derivative mark-to-market gains	—	(20,183)	—	—	(20,183)
Selling, general and administrative expenses	205	12,350	—	—	12,556
Other operating costs	—	308	—	—	308
Total costs and expenses	665	274,486	9,309	—	284,461
Operating income (loss)	(665)	62,599	(3,211)	—	58,722
Other income (expense)
Interest income	312	—	—	—	312
Interest expense	(7,397)	(524)	(16)	—	(7,936)
Other, net	—	(110)	—	—	(110)
Total other expense	(7,085)	(634)	(16)	—	(7,735)
Income (loss) before income tax provision and earnings (losses) from unconsolidated affiliates	(7,750)	61,965	(3,227)	—	50,987
Income tax benefit (expense)	7,702	(27,654)	1,145	—	(18,806)
Earnings from unconsolidated affiliates, net of tax	6	1,491	—	—	1,497
Earnings (losses) from consolidated affiliates, net of tax	33,720	(2,082)	—	(31,638)	—
Net income (loss)	33,678	33,720	(2,082)	(31,638)	33,678
Other comprehensive income
Retiree medical plan amortization of prior service cost	394	394	—	(394)	394
Other postretirement plan adjustments	—	—	—	—	—
Income tax on retiree medical plan adjustments	(142)	(142)	—	142	(142)
Other comprehensive income	252	252	—	(252)	252
Total comprehensive income (loss)	$33,930	$33,972	$(2,082)	$(31,890)	$33,930

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Six Months Ended June 30, 2013
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$1	$660,223	$7,824	$—	668,048
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	19	547,666	9,947	—	557,631
Depreciation and depletion	1,280	47,201	190	—	48,671
Accretion	—	5,862	2,391	—	8,253
Derivative mark-to-market gains	—	(25,936)	—	—	(25,936)
Selling, general and administrative expenses	420	26,022	—	—	26,442
Other operating costs	554	747	—	—	1,301
Total costs and expenses	2,273	601,562	12,528	—	616,362
Operating income (loss)	(2,272)	58,661	(4,704)	—	51,686
Other income (expense)
Interest income	188	—	—	—	188
Interest expense	(20,123)	(514)	(162)	—	(20,799)
Other, net	(323)	(240)	365	—	(198)
Total other (expense) income	(20,258)	(754)	203	—	(20,809)
Income (loss) before income tax provision and earnings (losses) from unconsolidated affiliates	(22,530)	57,907	(4,501)	—	30,877
Income tax benefit (expense)	4,205	(17,108)	1,607	—	(11,297)
Earnings from unconsolidated affiliates, net of tax	9	515	—	—	524
Earnings (losses) from consolidated affiliates, net of tax	38,420	(2,894)	—	(35,526)	—
Net income (loss)	20,104	38,420	(2,894)	(35,526)	20,104
Other comprehensive income
Retiree medical plan amortization of prior service cost	888	888	—	(888)	888
Other postretirement plan adjustments	30	30	—	(30)	30
Income tax on retiree medical plan adjustments	(330)	(330)	—	330	(330)
Other comprehensive income	588	588	—	(588)	588
Total comprehensive income (loss)	$20,692	$39,008	$(2,894)	$(36,114)	$20,692

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Six Months Ended June 30, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$706,313	$9,773	$—	$716,086
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	3	535,398	13,617	—	549,018
Depreciation and depletion	1,020	42,745	1,910	—	45,675
Accretion	—	4,660	1,411	—	6,070
Derivative mark-to-market gains	—	(18,127)	—	—	(18,127)
Selling, general and administrative expenses	419	26,878	—	—	27,298
Other operating costs	—	401	—	—	401
Total costs and expenses	1,442	591,955	16,938	—	610,335
Operating income (loss)	(1,442)	114,358	(7,165)	—	105,751
Other income (expense)
Interest income	758	—	—	—	758
Interest expense	(13,062)	(692)	(32)	—	(13,786)
Other, net	—	(53)	—	—	(53)
Total other expense	(12,304)	(745)	(32)	—	(13,081)
Income (loss) before income tax provision and earnings (losses) from unconsolidated affiliates	(13,746)	113,613	(7,198)	—	92,670
Income tax benefit (expense)	14,852	(51,320)	2,560	—	(33,908)
Earnings from unconsolidated affiliates, net of tax	12	1,522	—	—	1,534
Earnings (losses) from consolidated affiliates, net of tax	59,178	(4,638)	—	(54,540)	—
Net income (loss)	60,296	59,177	(4,638)	(54,539)	60,296
Other comprehensive income
Retiree medical plan amortization of prior service cost	788	788	—	(788)	788
Other postretirement plan adjustments	90	90	90	(180)	90
Income tax on retiree medical plan adjustments	(316)	(316)	(32)	348	(316)
Other comprehensive income	562	562	58	(620)	562
Total comprehensive income (loss)	$60,858	$59,739	$(4,580)	$(55,159)	$60,858

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	June 30, 2013
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$198,394	$208	$1,145	$—	$199,747
Investments in marketable securities	80,501	—	—	—	80,501
Accounts receivable	—	17,392	78,494	—	95,886
Due from related parties	—	492,762	—	(491,926)	836
Inventories, net	5,880	72,658	4,121	—	82,659
Deferred income taxes	—	19,550	—	(27)	19,523
Derivative financial instruments	—	37,252	—	—	37,252
Other assets	—	21,183	150	—	21,333
Total current assets	284,775	661,005	83,910	(491,953)	537,737
Noncurrent assets
Property, plant and equipment, net	9,458	1,667,437	2,836	—	1,679,731
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	27,143	11,711	18,116	—	56,970
Other assets	1,732,560	—	—	(1,688,350)	44,210
Total assets	$2,053,936	$2,375,787	$104,862	$(2,180,303)	$2,354,282

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$3,004	$56,383	$3,310	$—	$62,697
Royalties and production taxes	—	127,725	1,742	—	129,467
Accrued expenses	2,101	49,178	5,380	—	56,659
Due to related parties	432,105	—	66,120	(491,926)	6,299
Current deferred income taxes	27	—	—	(27)	—
Current portion of federal coal lease obligations	—	54,339	—	—	54,339
Other liabilities	51	2,837	966	—	3,854
Total current liabilities	437,288	290,462	77,518	(491,953)	313,315
Noncurrent liabilities
Senior notes	596,735	—	—	—	596,735
Federal coal lease obligations, net of current portion	—	122,928	—	—	122,928
Asset retirement obligations, net of current portion	—	167,884	71,691	—	239,576
Other liabilities	31	79,134	5,899	(23,217)	61,846
Total liabilities	1,034,054	660,408	155,108	(515,170)	1,334,400
Commitments and Contingencies (Note 9)
Total member’s equity	1,019,882	1,715,379	(50,246)	(1,665,133)	1,019,882
Total liabilities and member’s equity	$2,053,936	$2,375,787	$104,862	$(2,180,303)	$2,354,282

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	December 31, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$195,076	$—	$2,615	$—	$197,691
Investments in marketable securities	80,341	—	—	—	80,341
Accounts receivable	—	74,008	2,108	—	76,117
Due from related parties	—	385,102	42	(383,582)	1,561
Inventories, net	6,741	71,312	3,622	—	81,675
Deferred income taxes	—	21,124	—	(28)	21,096
Derivative financial instruments	138	13,647	—	—	13,785
Other assets	7	16,100	117	—	16,224
Total current assets	282,303	581,293	8,504	(383,610)	488,490
Noncurrent assets
Property, plant and equipment, net	9,239	1,666,020	3,035	—	1,678,294
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	22,807	24,650	18,679	—	66,136
Other assets	1,682,267	—	4,470	(1,646,259)	40,478
Total assets	$1,996,616	$2,307,597	$34,688	$(2,029,869)	$2,309,032

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$2,558	$45,896	$1,117	$—	$49,571
Royalties and production taxes	—	126,726	2,625	—	129,351
Accrued expenses	2,087	41,529	292	—	43,908
Due to related parties	396,137	—	—	(383,583)	12,554
Current deferred income taxes	27	—	—	(27)	—
Current portion of federal coal lease obligations	—	63,191	—	—	63,191
Other liabilities	49	1,754	966	—	2,769
Total current liabilities	400,858	279,096	5,001	(383,611)	301,344
Noncurrent liabilities
Senior notes	596,506	—	—	—	596,506
Federal coal lease obligations, net of current portion	—	122,928	—	—	122,928
Asset retirement obligations, net of current portion	—	164,626	74,365	—	238,991
Other liabilities	61	77,655	5,806	(33,449)	50,073
Total liabilities	997,425	644,305	85,172	(417,060)	1,309,842
Commitments and Contingencies (Note 9)
Total member’s equity	999,190	1,663,293	(50,484)	(1,612,809)	999,190
Total liabilities and member’s equity	$1,996,615	$2,307,598	$34,688	$(2,029,869)	$2,309,032

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Six Months Ended June 30, 2013
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4,977	$48,408	$(9,068)	$—	$44,317

Investing activities
Purchases of property, plant and equipment	(1,499)	(22,974)	(2)	—	(24,475)
Cash paid for capitalized interest	—	(8,263)	—	—	(8,263)
Investments in marketable securities	(32,961)	—	—	—	(32,961)
Maturity and redemption of investments	32,801	—	—	—	32,801
Investment in project development	—	(4,087)	—	—	(4,087)
Return of partnership escrow deposit	—	—	4,468	—	4,468
Contributions made to subsidiary	—	(7,600)	—	7,600	—
Distribution received from subsidiary	—	4,468	—	(4,468)	—
Other	—	63	—	—	63
Net cash provided by (used in) investing activities	(1,659)	(38,393)	4,466	3,132	(32,454)

Financing activities
Principal payments of federal coal leases	—	(8,852)	—	—	(8,852)
Contributions received from parent	—	—	7,600	(7,600)	—
Distributions made to parent	—	—	(4,468)	4,468	—
Other	—	(955)	—	—	(955)
Net cash provided by (used in) financing activities	—	(9,807)	3,132	(3,132)	(9,807)

Net increase (decrease) in cash and cash equivalents	3,318	208	(1,470)	—	2,056
Cash and cash equivalents at beginning of year	195,076	—	2,615	—	197,691
Cash and cash equivalents at the end of year	$198,394	$208	$1,145	$—	$199,747

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Six Months Ended June 30, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(24,221)	$112,270	$(6,768)	$—	$81,282

Investing activities
Acquisition of Youngs Creek and CX Ranch coal and land assets	—	(300,259)	—	—	(300,259)
Purchases of property, plant and equipment	(3,755)	(18,090)	(30)	—	(21,875)
Cash paid for capitalized interest	—	(36,477)	—	—	(36,477)
Investments in marketable securities	(53,854)	—	—	—	(53,854)
Maturity and redemption of investments	28,887	—	—	—	28,887
Return of restricted cash	71,244	—	—	—	71,244
Partnership escrow deposit	—	—	(4,470)	—	(4,470)
Contributions made to subsidiary	(300,259)	(10,570)	—	310,829	—
Other	—	1,825	—	—	1,825
Net cash provided by (used in) investing activities	(257,736)	(363,571)	(4,501)	310,829	(314,979)

Financing activities
Principal payments of federal coal leases	—	(48,959)	—	—	(48,959)
Contributions received from parent	—	300,259	10,570	(310,829)	—
Net cash provided by (used in) financing activities	—	251,300	10,570	(310,829)	(48,959)

Net increase (decrease) in cash and cash equivalents	(281,957)	—	(699)	—	(282,656)
Cash and cash equivalents at beginning of year	401,087	2	3,151	—	404,240
Cash and cash equivalents at the end of year	$119,131	$2	$2,451	$—	$121,584

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

•                  coal-fired power plant capacity, including the impact of environmental regulations, energy policies and other factors that may cause electric utilities to phase out or close existing coal-fired power plants or reduce construction of any new coal-fired power plants;

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

•                  the impact of current and future environmental, health, safety and other laws, regulations, treaties or governmental policies, or changes in interpretations thereof, and third-party regulatory challenges, including those affecting our coal mining operations or our customers’ coal usage, carbon and other gaseous emissions or ash handling, or the logistics, transportation, or terminal industries, as well as related costs and liabilities;

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

•                  liquidity constraints, including those resulting from the cost or unavailability of financing due to credit market conditions or our compliance with the financial covenants in our debt agreements;

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note

Cloud Peak Energy Resources LLC (“CPE Resources”) is the sole direct subsidiary of Cloud Peak Energy Inc. (“CPE Inc.”), providing 100% of CPE Inc.’s total consolidated revenue for the three and six months ended June 30, 2013 and constituting nearly 100% of CPE Inc.’s total consolidated assets as of June 30, 2013.

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

We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S, where we operate three wholly-owned surface coal mines, the Antelope mine, the Cordero Rojo mine and the Spring Creek mine.  We also have two major development projects, the Youngs Creek project and the Crow project.  We also own a 50% non-operating interest in the Decker mine, which we have contracted to sell to the other 50% owner, see Note 9 to our notes to unaudited condensed consolidated financial statements in Item 1.

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

During 2012, we acquired rights to substantial undeveloped coal and complementary surface assets in the Northern PRB (“Youngs Creek project”).  In January 2013, we executed an option to lease agreement (“Option Agreement”) and a corresponding exploration agreement (“Exploration Agreement”) with the Crow Tribe of Indians, which was approved by the Department of the Interior on June 14, 2013.  This coal project (“Crow project”) is located on the Crow Indian Reservation in southeast Montana, near our Spring Creek mine and Youngs Creek project.  We are in the process of evaluating the development options for the Youngs Creek project and the Crow project, but believe that their proximity to the Spring Creek mine represents an opportunity to optimize our mine developments in the Northern PRB.

For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.  Our Spring Creek mine, the Decker mine, the Youngs Creek project and the Crow project are located in the Northern PRB.

We continue to seek ways to increase our future export capacity through existing and proposed new Pacific Northwest export terminals, including our option agreement with SSA Marine.  This throughput option agreement with SSA Marine provides us with an option for up to 16 million tonnes of capacity per year through the planned dry bulk cargo Gateway Pacific Terminal at Cherry Point in the State of Washington.  Our potential share of capacity will depend upon the ultimate capacity of the terminal and is subject to the terms of the option agreement.  The terminal would accommodate cape size vessels.  Our option is exercisable following future permit completion for the terminal, the timing of which is uncertain.

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

Our Logistics and Related Activities segment is characterized by the services we provide to our international and domestic customers where we deliver coal to them.  Services provided typically include: delivered sales contract negotiations; purchase of coal from third parties or from our owned and operated mines; coordination of the transportation and delivery of purchased coal; and sales contract administration activities.  Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process.  Title and risk of loss pass to the customer in accordance with the contract and typically occur at a vessel loading terminal, a vessel unloading terminal or an end use facility.  Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment.  The gains and losses resulting from our international coal forward derivative financial instruments are reported within this segment.

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

The volume of coal that we sell in any given year is driven by international and domestic demand for coal-generated electric power.  Demand for coal-generated electric power may be affected by many factors including weather patterns, natural gas prices, coal-fired generating capacity and utilization, environmental and legal challenges, political and regulatory factors, energy policies, international and domestic economic conditions, and other factors discussed in this Item 2 and in our 2012 Form 10-K.

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

The volume of coal sold on a delivered basis is influenced by international and domestic market conditions.  Domestic demand for coal sold on a delivered basis is currently flat while international demand remains robust, enabling us to compete for international coal sales during the past few years.  Our ability to increase our international coal sales volumes is currently limited by available port capacity.

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

Current Considerations

Owned and Operated Mines Segment

The domestic environment has shown signs of improvement during the three months ended June 30, 2013 with recovering coal burn and decreasing PRB coal stockpiles.  In addition, natural gas prices have remained at a level where most plants consuming PRB coal are economically able to dispatch coal.  However, PRB forward prices have remained low.  There has been a significant increase in electric utilities contracting during the three months ended June 30, 2013 with many customers looking to rebuild their forward contracted positions after letting them decline significantly last year.  So far the increased contracting has not overcome the capacity overhang created by last year’s decreased demand.  We are optimistic that the steady coal burn and continued reduction in PRB inventories will lead to prices moving higher later in the year.  Revenue for our Owned and Operated Mines segment are expected to be relatively flat compared to 2012 as volumes and realized prices are not expected to change significantly.

Shipments for the three months ended June 30, 2013 were hindered primarily due to weather interruptions, unplanned power plant outages at a small number of major customers, and the impact of production interruptions during maintenance downtime.  Assuming there is normal summer weather, we anticipate shipments will pick up in the second half of 2013, benefiting our costs per ton and quarterly Adjusted EBITDA for the Owned and Operated Mines segment.

We are focused on managing cash flow, capital expenditures, and cost containment under current market conditions.  We are reducing our full year anticipated capital expenditures to a new range of $60 million to $70 million, a reduction of the mid-point of $15 million from previous guidance.  We are also evaluating future capital investments that would be necessary to maintain current production rates.  If depressed forward markets do not improve, we are currently evaluating reducing shipments at our 8400 Btu Cordero Rojo mine by around 10 million tons per year starting in 2015.  Consequently, we currently are reducing our forward contracting of 8400 Btu coal from 2015.

Logistics and Related Activities Segment

We are increasing our expected shipments through the Westshore terminal to be approximately 5 million tons to international customers from our Logistics and Related Activities segment in 2013.  This increase is due to additional throughput for the remainder of this year and we have priced or indexed settled the remaining volume. The low international coal prices mean our planned export shipments for the remainder of 2013 will have minimal logistics margin but continue to provide economic return to our consolidated results.  Our hedging program mitigated some of this impact, with a realized gain of $2.6 million in the three months ended June 30, 2013.

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

Adjusted EBITDA is an additional tool intended to assist our management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items that management believes do not directly reflect our core operations.  Adjusted EBITDA is a metric intended to assist management in evaluating operating performance, comparing performance across periods, planning and forecasting future business operations and helping determine levels of operating and capital investments.  Period-to-period comparisons of Adjusted EBITDA are intended to help our management identify and assess additional trends potentially impacting our company that may not be shown solely by period-to-period comparisons of income from continuing operations or net income.  Adjusted EBITDA is also used as part of our incentive compensation program for our executive officers and others.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Summary

The following table summarizes key results (in millions):

	Three Months Ended
	June 30,		Change
	2013	2012	Amount	Percent
Total tons sold	20.9	20.7	0.2	0.9
Total revenue	$330.0	$343.2	$(13.2)	(3.8)
Net income	4.7	33.7	(29.0)	(86.1)
Adjusted EBITDA(1)	37.3	65.6	(28.3)	(43.1)
Adjusted EPS(1)	$(0.02)	$0.34	$(0.36)	(105.9)

(1)                           Non-GAAP measure; please see definition above and reconciliation below.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

The following tables present a reconciliation of net income to Adjusted EBITDA, diluted earnings per common share to Adjusted EPS, and segment Adjusted EBITDA to net income (in millions, except per share amounts):

Adjusted EBITDA

	Three Months Ended
	June 30,
	2013		2012
Net income		$4.7		$33.7
Interest income		(0.1)		(0.3)
Interest expense		10.3		7.9
Income tax expense		2.5		18.8
Depreciation and depletion		25.5		22.3
Accretion		4.1		3.4
EBITDA		47.0		85.8
Tax agreement benefit(1)		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains(2)	$(12.3)		$(20.2)
Inclusion of cash amounts received (paid)(3)	2.6		—
Total derivative financial instruments		(9.7)		(20.2)
Expired significant broker contract		—		—
Adjusted EBITDA		$37.3		$65.6

(1)                                 Changes to related deferred taxes are included in income tax expense.

(2)                                 Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                                 Derivative cash gains and losses reflected within operating cash flows.

Adjusted EPS

	Three Months Ended
	June 30,
	2013		2012
Diluted earnings per common share		$0.08		$0.55
Tax agreement expense including tax impacts of IPO and Secondary Offering		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains	$(0.13)		$(0.21)
Inclusion of cash amounts received (paid)	0.03		—
Total derivative financial instruments		(0.10)		(0.21)
Expired significant broker contract		—		—
Adjusted EPS		$(0.02)		$0.34
Weighted-average dilutive shares outstanding (in millions)		61.2		60.9

Adjusted EBITDA by Segment

	Three Months Ended
	June 30,
	2013		2012
Owned and Operated Mines
Adjusted EBITDA		$34.2		$51.6
Depreciation and depletion		(23.9)		(21.1)
Accretion		(2.8)		(2.2)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	$(0.1)		$0.1
Inclusion of cash amounts (received) paid	0.1		—
Total derivative financial instruments		—		0.1
Other		(0.1)		—
Operating income		7.4		28.4

Logistics and Related Activities
Adjusted EBITDA		2.8		12.5
Derivative financial instruments:
Exclusion of fair value mark-to-market gains	12.4		20.1
Inclusion of cash amounts (received) paid	(2.6)		—
Total derivative financial instruments		9.8		20.1
Operating income		12.5		32.6

Corporate and Other
Adjusted EBITDA		0.2		1.6
Depreciation and depletion		(1.5)		(1.2)
Accretion		(1.3)		(1.2)
Earnings from unconsolidated affiliates, net of tax		(0.3)		(1.5)
Operating loss		(2.8)		(2.3)

Eliminations
Adjusted EBITDA		—		—
Operating income		—		—
Consolidated operating income		17.1		58.7
Interest income		0.1		0.3
Interest expense		(10.3)		(7.9)
Other, net		—		(0.1)
Income tax expense		(2.5)		(18.8)
Earnings from unconsolidated affiliates, net of tax		0.3		1.5
Net income		$4.7		$33.7

Results of Operations

Revenues

The following table presents revenues (in millions except per ton amounts):

	Three Months Ended
	June 30,		Change
	2013	2012	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$13.05	$13.11	$(0.06)	(0.5)
Tons sold	20.1	20.1	—	—

Coal revenue	$262.3	$263.1	$(0.8)	(0.3)
Other revenue	2.7	2.3	0.4	17.4
Logistics and Related Activities
Total tons delivered	1.4	1.3	0.1	7.7
Asian export tons	1.2	1.0	0.2	20.0

Revenue	$67.1	$83.5	$(16.4)	(19.6)
Corporate and Other
Revenue	$11.8	$10.8	$1.0	9.3
Eliminations of intersegment sales
Revenue	$(13.9)	$(16.5)	$2.6	(15.8)
Total Consolidated
Revenue	$330.0	$343.2	$(13.2)	(3.8)

Revenue from our Owned and Operated Mines segment remained relatively flat for the three months ended June 30, 2013 compared to 2012.  Spot prices were lower for indexed tons sold as a result of the lower demand for PRB coal while domestic electric utility customers continue to normalize their stockpiles.  Other revenue consists primarily of dust suppressant additives billed to our customers.

Revenue from our Logistics and Related Activities segment decreased primarily as a result of lower prices on our Asian deliveries through the port partially offset by an increase in Asian tons delivered.  Our Asian delivered sales are priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria.  These indices include the Newcastle benchmark price, which is significantly lower in 2013 as compared to 2012.  Based on the comparative quality and transport costs, our delivered sales are generally priced at approximately 60% to 70% of the forward Newcastle price.  In addition, the volume of domestic deliveries coordinated decreased in the three months ended June 30, 2013 compared to 2012.

Revenue from our Corporate and Other segment increased primarily due to additional broker tons sold partially offset by lower revenue at the Decker mine.

Cost of Product Sold

The following table presents cost of product sold (in millions, except per ton amounts):

	Three Months Ended
	June 30,		Change
	2013	2012	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$10.81	$10.09	$0.72	7.1

Cost of product sold (produced coal)	$217.1	$202.6	$14.5	7.2
Other cost of product sold	2.8	2.0	0.8	40.0
Logistics and Related Activities
Cost of product sold	64.4	67.5	(3.1)	(4.6)
Corporate and Other
Cost of product sold	11.2	10.4	0.8	7.7
Eliminations of Intersegment Sales
Cost of product sold	(13.9)	(16.5)	2.6	15.8
Total Consolidated
Cost of product sold	$281.6	$266.1	$15.5	5.8

The cost of product sold and average cost per ton sold for our Owned and Operated Mines segment increased primarily as a result of higher direct operating costs from production challenges related to weather interruptions, unplanned power plant outages at a small number of major customers, and the impact of production interruptions during maintenance downtime.  We have also experienced cost inflation on our explosives purchases and incurred additional labor costs associated with longer hauls and increased strip ratios, particularly at our Cordero Rojo mine.

Cost of product sold for our Logistics and Related Activities segment decreased primarily due to a reduction in the volume of domestic deliveries coordinated.  The higher volume of Asian deliveries through the port were coordinated at lower unit delivery costs resulting in a consistent overall cost for the comparative periods.  The Asian delivered tons that were coordinated during the second quarter of 2013 were delivered through the lower cost Westshore port.

Cost of product sold for our Corporate and Other segment increased primarily due to the additional broker tons sold partially offset by lower costs at the Decker mine.

Operating Income

The following table presents operating income (in millions):

	Three Months Ended
	June 30,		Change
	2013	2012	Amount	Percent
Owned and Operated Mines
Operating income	$7.4	$28.4	$(21.0)	(73.9)
Logistics and Related Activities
Operating income	$12.5	$32.6	$(20.1)	(61.7)
Corporate and Other
Operating loss	$(2.8)	$(2.3)	$(0.5)	(21.7)
Eliminations of Intersegment Sales
Operating income	$—	$—	$—	—
Total Consolidated
Operating income	$17.1	$58.7	$(41.6)	(70.9)

In addition to the revenue and cost of product sold factors previously discussed, operating income for our Owned and Operated Mines segment decreased due to higher depreciation and depletion and a higher allocation of selling, general and administrative costs to this segment.

In addition to the revenue and cost of product sold factors previously discussed, operating income for our Logistics and Related Activities segment decreased due to the mark-to-market impact from our international coal forward contracts as a result of declining international coal prices.  The $12.4 million gain in the three months ended June 30, 2013 was lower as compared to the $20.1 million gain in 2012.

Operating loss for our Corporate and Other segment increased primarily due to the revenue and cost of product sold factors previously discussed.

Other Expense

The following table presents other expense (in millions):

	Three Months Ended
	June 30,		Change
	2013	2012	Amount	Percent
Other expense	$10.2	$7.7	$2.5	32.5

Other expense increased for the three months ended June 30, 2013 compared to 2012 as a result of higher interest expense due to a reduction in the amount of interest capitalized in the current period.

Income Tax Provision

The following table presents income tax provision (in millions):

	Three Months Ended
	June 30,		Change
	2013	2012	Amount	Percent
Income tax expense	$2.5	$18.8	$(16.3)	(86.7)
Effective tax rate	35.9%	36.9%	(1.0)	(2.7)

Our statutory income tax rate, including state income taxes, is 36%.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Summary

The following table summarizes key results (in millions):

	Six Months Ended
	June 30,		Change
	2013	2012	Amount	Percent
Total tons sold	42.2	43.6	(1.4)	(3.3)
Total revenue	$668.0	$716.1	$(48.0)	(6.7)
Net income	20.1	60.3	(40.2)	(66.7)
Adjusted EBITDA(1)	85.5	141.4	(55.9)	(39.5)
Adjusted EPS(1)	$0.08	$0.81	$(0.72)	(89.6)

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

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

The following tables present a reconciliation of net income to Adjusted EBITDA, diluted earnings per common share to Adjusted EPS, and segment Adjusted EBITDA to net income (in millions, except per share amounts):

Adjusted EBITDA

	Six Months Ended
	June 30,
	2013		2012
Net income		$20.1		$60.3
Interest income		(0.2)		(0.8)
Interest expense		20.8		13.8
Income tax expense		11.3		33.9
Depreciation and depletion		48.7		45.7
Amortization		—		—
Accretion		8.3		6.1
EBITDA		108.9		159.0
Tax agreement benefit(1)		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains(2)	$(25.9)		$(18.1)
Inclusion of cash amounts received(3)	2.5		0.5
Total derivative financial instruments		(23.4)		(17.6)
Expired significant broker contract		—		—
Adjusted EBITDA		$85.5		$141.4

(1)                                 Changes to related deferred taxes are included in income tax expense.

(2)                                 Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                                 Derivative cash gains and losses reflected within operating cash flows.

Adjusted EPS

	Six Months Ended
	June 30,
	2013		2012
Diluted earnings per common share		$0.33		$0.99
Tax agreement expense including tax impacts of IPO and Secondary Offering		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains	$(0.27)		$(0.19)
Inclusion of cash amounts received	0.03		0.01
Total derivative financial instruments		(0.25)		(0.19)
Expired significant broker contract		—		—
Adjusted EPS		$0.08		$0.81
Weighted-average dilutive shares outstanding (in millions)		61.1		60.8

Adjusted EBITDA by Segment

	Six Months Ended
	June 30,
	2013		2012
Owned and Operated Mines
Adjusted EBITDA		$79.9		$118.8
Depreciation and depletion		(47.2)		(42.7)
Accretion		(5.7)		(4.5)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	$(0.2)		$0.1
Inclusion of cash amounts (received) paid	0.1		—
Total derivative financial instruments		(0.1)		0.1
Other		0.2		—
Operating income		27.1		71.7

Logistics and Related Activities
Adjusted EBITDA		4.1		22.9
Derivative financial instruments:
Exclusion of fair value mark-to-market gains	26.2		18.1
Inclusion of cash amounts received	(2.6)		(0.5)
Total derivative financial instruments		23.6		17.6
Operating income		27.6		40.4

Corporate and Other
Adjusted EBITDA		1.7		—
Depreciation and depletion		(1.5)		(2.9)
Accretion		(2.6)		(1.6)
Earnings from unconsolidated affiliates, net of tax		(0.5)		(1.5)
Operating loss		(2.9)		(6.2)

Eliminations
Adjusted EBITDA		(0.2)		(0.2)
Operating loss		(0.2)		(0.2)
Consolidated operating income		51.7		105.7
Interest income		0.2		0.8
Interest expense		(20.8)		(13.8)
Other, net		(0.2)		(0.1)
Income tax expense		(11.3)		(33.9)
Earnings from unconsolidated affiliates, net of tax		0.5		1.5
Net income		$20.1		$60.3

Revenues

The following table presents revenues (in millions except per ton amounts):

	Six Months Ended
	June 30,		Change
	2013	2012	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$13.07	$13.21	$(0.14)	(1.1)
Tons sold	41.2	42.6	(1.4)	(3.3)

Coal revenue	$537.9	$563.2	$(25.3)	(4.5)
Other revenue	5.9	4.8	1.1	22.9
Logistics and Related Activities
Total tons delivered	2.8	2.6	0.2	6.7
Asian export tons	2.4	2.0	0.4	21.0

Revenue	$132.9	$163.0	$(30.1)	(18.5)
Corporate and Other
Revenue	$17.6	$16.5	$1.1	6.7
Eliminations of intersegment sales
Revenue	$(26.3)	$(31.5)	$5.2	(16.5)
Total Consolidated
Revenue	$668.0	$716.1	$(48.1)	(6.7)

The decrease in revenue from our Owned and Operated Mines segment was primarily the result of 1.4 million fewer tons of coal sold in 2013 compared to 2012, reflecting the lower demand for PRB coal while domestic electric utility customers continue to normalize their stockpiles. In addition, our realized price per ton sold in 2013 compared to 2012 decreased, reflecting the lower spot price for indexed tons sold. Other revenue consists primarily of dust suppressant additives billed to our customers.

Revenue from our Logistics and Related Activities segment decreased primarily as a result of lower prices on our Asian deliveries through the port partially offset by an increase in Asian tons delivered.  Our Asian delivered sales are priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria.  These indices include the Newcastle benchmark price, which is significantly lower in 2013 as compared to 2012.  Based on the comparative quality and transport costs, our delivered sales are generally priced at approximately 60% to 70% of the forward Newcastle price. In addition, the volume of domestic deliveries coordinated decreased in 2013 compared to 2012.

Revenue from our Corporate and Other segment increased primarily due to additional broker tons sold partially offset by lower revenue at the Decker mine.

Cost of Product Sold

The following table presents cost of product sold (in millions except per ton amounts):

	Six Months Ended
	June 30,		Change
	2013	2012	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$10.58	$9.93	$0.66	6.6

Cost of product sold (produced coal)	$435.6	$423.1	$12.5	3.0
Other cost of product sold	5.4	4.9	0.5	10.2
Logistics and Related Activities
Cost of product sold	127.3	134.6	(7.3)	(5.4)
Corporate and Other
Cost of product sold	15.4	17.7	(2.3)	(13.0)
Eliminations of Intersegment Sales
Cost of product sold	(26.1)	(31.3)	5.2	16.6
Total Consolidated
Cost of product sold	$557.6	$549.0	$8.6	1.6

The cost of product sold and average cost per ton sold for our Owned and Operated Mines segment increased primarily as a result of higher direct operating costs related to weather interruptions, unplanned power plant outages at a small number of major customers, and the impact of production interruptions during maintenance downtime.  In addition, we have experienced cost inflation on our explosives purchases and incurred additional labor costs associated with longer hauls and increased strip ratios, particularly at our Cordero Rojo mine.

Cost of product sold for our Logistics and Related Activities segment decreased primarily due to a reduction in the volume of domestic deliveries coordinated.  Costs related to the increase in Asian deliveries through the port were offset by lower unit delivery costs.  The Asian delivered tons that were coordinated during 2013 were delivered through the lower cost Westshore port.

Cost of product sold for our Corporate and Other segment decreased primarily due to lower costs at the Decker mine partially offset by the additional broker tons sold.

Operating Income

The following table presents operating income (in millions):

	Six Months Ended
	June 30,		Change
	2013	2012	Amount	Percent
Owned and Operated Mines
Operating income	$27.1	$71.7	$(44.6)	(62.2)
Logistics and Related Activities
Operating income	$27.6	$40.4	$(12.8)	(31.7)
Corporate and Other
Operating loss	$(2.9)	$(6.2)	$3.3	53.2
Eliminations of Intersegment Sales
Operating loss	$(0.2)	$(0.2)	$—	—
Total Consolidated
Operating income	$51.7	$105.8	$(54.1)	(51.1)

In addition to the revenue and cost of product sold factors previously discussed, operating income for our Owned and Operated Mines segment decreased due to higher depreciation and depletion and a higher allocation of selling, general and administrative costs to this segment.

Operating income for our Logistics and Related Activities segment decreased primarily due to the revenue and cost of product sold factors previously discussed partially offset by the mark-to-market impact from our international coal forward contracts as a result of declining international coal market prices.  The $26.2 million gain in 2013 was higher as compared to $18.1 million in 2012.

Operating loss for our Corporate and Other segment increased primarily to the revenue and cost of product sold factors previously discussed.

Other Income (Expense)

The following table presents other expense (in millions):

	Six Months Ended
	June 30,		Change
	2013	2012	Amount	Percent
Other expense	$20.8	$13.1	$7.7	58.8

Other expense increased for 2013 compared to 2012 as a result of higher interest expense due to a reduction in the amount of interest capitalized in the current period.

Income Tax Provision

The following table presents income tax provision (in millions):

	Six Months Ended
	June 30,		Change
	2013	2012	Amount	Percent
Income tax expense	$11.3	$33.9	$(22.6)	(0.7)
Effective tax rate	36.6%	36.6%	—	—

Our statutory income tax rate, including state income taxes, is 36%.

Liquidity and Capital Resources

	June 30,	December 31,
	2013	2012
	(in millions)
Cash and cash equivalents	$199.7	$197.7
Investments in marketable securities	80.5	80.3
Total	$280.2	$278.0

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations, investments in marketable securities, and borrowing capacity under CPE Resources’s revolving credit facility and Accounts Receivable Securitization Facility (“A/R Securitization Program”).  In addition, we organized a capital leasing program that could grow over time up to $150 million for some of our future capital equipment purchases.  These programs provide flexibility and liquidity to our capital structure.  For further details on the A/R Securitization Program and credit facility, see below.  For further details on the capital leasing program, see Note 7 to our notes to unaudited condensed consolidated financial statements in Item 1.  Cash from operations depends on a number of factors beyond our control, such as the market price for our coal, the quantity of coal required by our customers, coal-fired electricity demand, regulatory changes and energy policies impacting our business, our costs of operating including the market price we pay for diesel fuel and other input costs, as well as costs of logistics including rail and port charges, and other risks and uncertainties, including those discussed in Item 1A “Risk Factors” in our 2012 Form 10-K.

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

CPE Resources and certain of our subsidiaries are parties to the A/R Securitization Program.  In January 2013, we formed CPE Receivables LLC (the “SPE”), a special purpose, bankruptcy-remote wholly-owned subsidiary to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer undivided interests in up to $75 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total aggregate borrowings and letters of credit are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  At June 30, 2013, the A/R Securitization Program would have allowed for $51.9 million of borrowing capacity.  There were no borrowings from the A/R Securitization Program at June 30, 2013.

On June 3, 2011, CPE Resources entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) which establishes a commitment to provide us with a senior secured revolving credit facility with a capacity of up to $500 million that can be used to borrow funds or issue letters of credit.  The Amended Credit Agreement matures on June 3, 2016.  We may request incremental term loans or increase the revolving commitments in an aggregate amount of up to $200 million subject to compliance with certain conditions.  The Amended Credit Agreement imposes limitations on the ability of CPE Resources and its subsidiaries to make distributions and/or extend loans to CPE Inc.

The borrowing capacity under the Amended Credit Agreement is reduced by the amount of letters of credit issued.  Our ability to borrow under our revolving credit facility is subject to the terms and conditions of the facility, including our compliance with financial and non-financial covenants.  The financial covenants in the Amended Credit Agreement are based on EBITDA (which is defined in the Amended Credit Agreement and is not the same as EBITDA or Adjusted EBITDA otherwise presented), requiring us to maintain defined minimum levels of interest coverage and providing for a defined maximum leverage ratio.  Specifically, the Amended Credit Agreement requires us to maintain (a) a ratio of EBITDA to consolidated net cash interest expense equal to or greater than (i) 2.50 to 1 through June 30, 2013 and (ii) 2.75 to 1 from July 1, 2013 to maturity, and (b) a ratio of funded debt to EBITDA equal to or less than (i) 3.75 to 1 through June 30, 2013 and (ii) 3.50 to 1 from July 1, 2013 to maturity.  Our federal coal lease obligations are not considered debt under our covenant calculations.  At June 30, 2013, we were in compliance with the covenants contained in our Amended Credit Agreement.

As of June 30, 2013, our borrowing capacity under the Amended Credit Agreement and the A/R Securitization Program was approximately $487 million.  As a result of the decrease in the leverage ratio effective July 1, 2013 and assuming lower EBITDA as compared to the prior year, our actual borrowing capacity will be further reduced during the second half of 2013.

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

The limitations in both the Amended Credit Agreement and the indenture have not had, nor are they expected to have, a negative impact upon the ability of CPE Resources to make distributions to CPE Inc.

We believe our sources of liquidity will be sufficient to fund our primary ordinary course uses of cash for the next 12 months, which include our costs of coal production and logistics services, coal lease installment payments for LBAs and other coal tracts, capital expenditures, interest on our debt, and payments on the tax agreement liability.

In the second quarter of 2013, we made payments of $9.6 million on committed LBAs.  In the second half of 2013, we expect to make additional payments of $69.4 million related to committed coal leases.  We will continue to explore opportunities to increase our reserve base by acquiring additional coal and surface rights. If we are successful in future bids for coal rights and other growth strategies, our cash flows could be significantly impacted as we would be required to make associated payments.

Our anticipated capital expenditures (excluding capitalized interest and federal lease payments), which we expect will be between $60 million and $70 million in 2013, include our estimates of expenditures necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and the addition of new equipment as necessary.

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

Overview of Cash Transactions

We started 2013 with $278.0 million of unrestricted cash and cash equivalents and investments in marketable securities.  After capital expenditures and generating cash from our operating activities, we concluded the six months ended June 30, 2013 with cash and cash equivalents and investments in marketable securities of $280.2 million.

Cash Flows

	Six Months Ended
	June 30,		Change
	2013	2012	Amount	Percent
	(dollars in millions)
Beginning balance - cash and cash equivalents	$197.7	$404.2	$(206.5)	(51.1)
Net cash provided by operating activities	44.3	81.3	(37.0)	(45.5)
Net cash used in investing activities	(32.5)	(315.0)	282.5	(89.7)
Net cash used in financing activities	(9.8)	(49.0)	39.2	*
Ending balance - cash and cash equivalents	$199.7	$121.6	$78.1	64.2

Beginning balance - marketable securities	$80.3	$75.2	$5.1	6.8
Ending balance - marketable securities	$80.5	$100.2	$(19.7)	(19.7)

*            Not meaningful

Cash flows of CPE Inc. and CPE Resources are not significantly different.

The decrease in cash provided by operating activities for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to a $54.9 million decrease in net income adjusted for noncash items, specifically unrealized derivative income and deferred taxes.  This difference was offset by a smaller decrease in working capital of $17.9 million in 2013 as compared to 2012, primarily caused by the timing of payments on accounts payable and accrued expenses offset by the timing of receipts of accounts receivable.

The decrease in cash used in investing activities for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily related to the acquisition of the Youngs Creek and CX Ranch coal and land assets, a $24.8 million increase in investments in marketable securities, and a $28.2 million increase in capitalized interest related to the North Maysdorf LBA partially offset by the release of the remaining $71.2 million of restricted cash in the six months ended June 30, 2012.

The decrease in cash used in financing activities for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to the higher LBA payments made in the six months ended June 30, 2012 as compared to the same period in 2013.

Global Climate Change

Enactment of laws or passage of regulations regarding emissions from the combustion of coal by the U.S. or some of its states or by other countries, or other actions to limit such emissions, like the creation of mandatory use requirements for renewable fuel sources, could result in electricity generators switching from coal to other fuel sources.  Additionally, the creation and issuance of subsidies designed to encourage use of alternative energy sources could decrease the demand of coal as an energy source.  In June 2013, a Presidential Memorandum was issued to the U.S. Environmental Protection Agency (the “EPA”) directing the agency to issue a new proposal for carbon emission standards for new or future power plants under the Clean Air Act Section 111’s New Source Performance Standards program by September 20, 2013. The Presidential Memorandum also directs the EPA to propose carbon emission standards for emissions from existing power plants by June 1,

2014, and to finalize the standards by June 2015.  Furthermore, the Presidential Memorandum establishes a deadline of June 30, 2016 by which states must submit state implementation plans to the EPA for applying the standards to existing power plants in their states. Finally, the Presidential Memorandum includes a variety of measures to promote renewable energy including commitments to develop renewable energy on federal lands and provide funding for clean technology research. The potential financial impact on us of these and other future laws, regulations, or subsidies will depend upon the degree to which electricity generators diminish their reliance on coal as a fuel source as a result of the laws, regulations or subsidies.  That, in turn, will depend on a number of factors, including the appeal and design of the subsidies being offered, the specific requirements imposed by any such laws or regulations such as mandating use by utilities of renewable fuel sources, the time periods over which those laws or regulations would be phased in and the state of commercial development and deployment of carbon capture and storage technologies.  In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws or regulations may have on our results of operations, financial condition or cash flows.  See Item 1, “Business—Environmental and Other Regulatory Matters—Global Climate Change” and Item 1A, “Risk Factors” in our 2012 Form 10-K for additional discussion regarding how climate change and other environmental regulatory matters may materially adversely impact our business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the six months ended June 30, 2013 are not necessarily indicative of results that can be expected for the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K for a discussion of our critical accounting policies and estimates.

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

Commodity Price Risk

Market risk includes the potential for changes in the market value of our coal portfolio.  Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations.  As of June 30, 2013, we had committed to sell approximately 92.1 million tons during 2013, of which 88.6 million tons are under fixed-price contracts.  A $1 change to the average coal sales price per ton for these 3.5 million unpriced tons would result in an approximate $3.5 million change to the coal sales revenue.  In addition, we entered into certain forward financial contracts linked to Newcastle coal prices to help manage our exposure to variability in future international coal prices.  As of June 30, 2013, we held coal forward contracts for approximately 2.2 million tons which will settle between 2013 and 2016.  A $1 change to the market index price per ton for these coal forward contracts would result in an approximate $1.9 million change to operating income (expense).  During the first quarter of 2013, we commenced the use of futures contracts to help manage our exposure to market changes in domestic coal prices.  As of June 30, 2013, we held domestic coal futures contracts for approximately 1.3 million tons, which will settle in 2014 and 2015.  A $1 change to the market index price per ton for these futures contracts would result in an approximate $1.3 million change to operating income (expense).

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $11.4 million over the next 12 months.  In addition, we use costless collars to manage certain exposures to diesel fuel prices.  As the band of the costless collar is greater than 10%, it had no impact on this calculation.  The terms of the program are disclosed in Note 4 to our notes to unaudited condensed consolidated financial statements in Item 1.  While we would not receive the full benefit of extreme price decreases, the collars mitigate the risk of extreme crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on cash flow.

Interest Rate Risk

Our Amended Credit Agreement and A/R Securitization Program are subject to an adjustable interest rate.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  We had no outstanding borrowings under our credit facility or A/R Securitization Program as of June 30, 2013.  If we borrow funds under the revolving credit facility or A/R Securitization Program, we may be subject to increased sensitivity to interest rate movements.  The $7.6 million of borrowings under the capital lease program are also subject to variable interest rates although any change to the rate would not have a significant impact on cash flow.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

CPE Inc. and CPE Resources each maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports they file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by CPE Inc. and CPE Resources in the reports they file or submit under the Exchange Act is accumulated and communicated to senior management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  The management of each of CPE Inc. and CPE Resources, with the participation of the Chief Executive Officer and Chief Financial Officer of each entity, has evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) of each entity as of June 30, 2013, and has concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index at page 57 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ MICHAEL BARRETT
Date: July 30, 2013		Michael Barrett Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

CLOUD PEAK ENERGY RESOURCES LLC

	By:	/s/ MICHAEL BARRETT
Date: July 30, 2013		Michael Barrett Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number		Description of Documents

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

4.3		Form of Exchange Notes (included in Exhibit 4.2 hereto)

10.1	*	Employment Agreement between Cloud Peak Energy Inc. and Bruce Jones dated as of July 8, 2013.

10.2		Cloud Peak Energy 2013 Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on May 15, 2013 (File No. 001-34547))

12.1	*	Computation of Ratio of Earnings to Fixed Charges

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.

31.3	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC

31.4	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for

Exhibit Number	Description of Documents

Cloud Peak Energy Resources LLC

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Inc.

32.3 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC

32.4 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cloud Peak Energy Resources LLC

95.1 *	Mine Safety Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Document

* Filed or furnished herewith, as applicable