Form 10-Q
period 2013-09-30
CLOUD PEAK ENERGY INC.; Cloud Peak Energy Resources LLC
filed 2013-10-30
CIK 1441849, 1493144

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Cloud Peak Energy Inc.	☒ Yes ☐ No
Cloud Peak Energy Resources LLC	☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Cloud Peak Energy Inc.	☒ Yes ☐ No
Cloud Peak Energy Resources LLC	☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

	Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Cloud Peak Energy Inc.	☒	☐	☐	☐
Cloud Peak Energy Resources LLC	☐	☐	☒	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Cloud Peak Energy Inc.	☐ Yes ☒ No
Cloud Peak Energy Resources LLC	☐ Yes ☒ No

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 60,897,824 shares outstanding as of October 23, 2013.  100% of the common membership units of Cloud Peak Energy Resources LLC outstanding as of October 23, 2013 are held by Cloud Peak Energy Inc.

This combined Form 10-Q is separately filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC.  Cloud Peak Energy Resources LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

		Page

	PART I — FINANCIAL INFORMATION

Item 1	Financial Statements —

	Cloud Peak Energy Inc.

	Cloud Peak Energy Inc. Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012	1
	Cloud Peak Energy Inc. Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012 (Audited)	2
	Cloud Peak Energy Inc. Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	3

	Cloud Peak Energy Resources LLC

	Cloud Peak Energy Resources LLC Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012	4
	Cloud Peak Energy Resources LLC Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012 (Audited)	5
	Cloud Peak Energy Resources LLC Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	6
	Notes to Unaudited Condensed Consolidated Financial Statements of Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC	7

	Cautionary Notice Regarding Forward-Looking Statements	36

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4	Controls and Procedures	55

	PART II — OTHER INFORMATION

Item 1	Legal Proceedings	56
Item 1A	Risk Factors	56
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3	Defaults Upon Senior Securities	56
Item 4	Mine Safety Disclosures	56
Item 5	Other Information	56
Item 6	Exhibits	56

Explanatory Note

This combined Form 10-Q is filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC.  Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant.  Each Registrant hereto is not filing any information that relates to such other Registrant, and therefore makes no representation as to any such information.  Cloud Peak Energy Resources LLC is the sole direct subsidiary of Cloud Peak Energy Inc., providing 100% of Cloud Peak Energy Inc.’s total consolidated revenue for the three and nine months ended September 30, 2013 and constituting nearly 100% of Cloud Peak Energy Inc.’s total consolidated assets as of September 30, 2013.

Unless the context indicates otherwise, the terms “Cloud Peak Energy,” the “Company,” “we,” “us,” and “our” refer to both Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC and their subsidiaries.  Discussions or areas of this report that either apply only to Cloud Peak Energy Inc. or Cloud Peak Energy Resources LLC are clearly noted in such sections.

i

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$374,816	$425,861	$1,042,864	$1,141,947
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion, shown separately)	295,983	301,893	853,615	850,911
Depreciation and depletion	26,918	24,661	75,589	70,337
Accretion	3,995	3,257	12,249	9,327
Derivative mark-to-market losses (gains)	295	(1,334)	(25,641)	(19,461)
Selling, general and administrative expenses	13,201	13,848	39,642	41,146
Other operating costs	592	1,902	1,893	2,303
Total costs and expenses	340,984	344,227	957,347	954,563
Operating income	33,832	81,634	85,517	187,384
Other income (expense)
Interest income	154	189	343	948
Interest expense	(9,020)	(11,671)	(29,819)	(25,457)
Tax agreement (expense) benefit	(10,515)	29,000	(10,515)	29,000
Other, net	2,703	(335)	2,505	(388)
Total other income (expense)	(16,678)	17,183	(37,486)	4,103
Income before income tax provision and earnings from unconsolidated affiliates	17,154	98,817	48,031	191,487
Income tax benefit (expense)	785	(13,601)	(10,512)	(47,509)
Earnings from unconsolidated affiliates, net of tax	27	44	551	1,579
Net income	17,966	85,260	38,070	145,557
Other comprehensive income
Retiree medical plan amortization of prior service costs	444	394	1,331	1,182
Other postretirement plan adjustments	—	—	30	90
Income tax on retiree medical plan and pension adjustments	(160)	(142)	(490)	(458)
Other comprehensive income	284	252	871	814
Total comprehensive income	$18,250	$85,512	$38,941	$146,371

Income per common share:
Basic	$0.30	$1.42	$0.63	$2.43
Diluted	$0.29	$1.39	$0.62	$2.39
Weighted-average shares outstanding - basic	60,658	60,044	60,632	60,020
Weighted-average shares outstanding - diluted	61,161	61,142	61,134	60,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$219,211	$197,691
Investments in marketable securities	80,646	80,341
Accounts receivable	85,777	76,117
Due from related parties	1,643	1,561
Inventories, net	81,954	81,675
Deferred income taxes	29,155	28,112
Derivative financial instruments	33,738	13,785
Other assets	21,283	16,513
Total current assets	553,407	495,795
Noncurrent assets
Property, plant and equipment, net	1,654,849	1,678,294
Goodwill	35,634	35,634
Deferred income taxes	90,328	101,075
Other assets	43,322	40,525
Total assets	$2,377,540	$2,351,323

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$63,137	$49,589
Royalties and production taxes	144,611	129,351
Accrued expenses	56,435	50,364
Current portion of tax agreement liability	23,459	19,485
Current portion of federal coal lease obligations	58,958	63,191
Other liabilities	4,222	2,770
Total current liabilities	350,822	314,750
Noncurrent liabilities
Tax agreement liability, net of current portion	103,595	97,053
Senior notes	596,855	596,506
Federal coal lease obligations, net of current portion	63,970	122,928
Asset retirement obligations, net of current portion	222,274	238,991
Other liabilities	63,603	50,073
Total liabilities	1,401,119	1,420,301
Commitments and Contingencies (Note 11)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 61,294 and 61,114 shares issued and 60,898 and 60,839 outstanding at September 30, 2013 and December 31, 2012, respectively)	609	608
Treasury stock, at cost (396 shares and 276 shares at September 30, 2013 and December 31, 2012, respectively)	(5,656)	(5,390)
Additional paid-in capital	557,175	550,452
Retained earnings	443,883	405,813
Accumulated other comprehensive loss	(19,590)	(20,461)
Total equity	976,421	931,022
Total liabilities and equity	$2,377,540	$2,351,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income	$38,070	$145,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	75,589	70,337
Accretion	12,249	9,327
Earnings from unconsolidated affiliates	(551)	(1,579)
Distributions of income from unconsolidated affiliates	2,000	1,000
Deferred income taxes	8,903	36,747
Tax agreement expense (benefit)	10,515	(29,000)
Stock compensation expense	5,825	9,485
Derivative mark-to-market gains	(25,641)	(19,461)
Other	8,407	8,804
Changes in operating assets and liabilities:
Accounts receivable	(9,834)	(11,052)
Inventories, net	(101)	(9,970)
Due to or from related parties	(82)	(2,351)
Other assets	(5,179)	(9,615)
Accounts payable and accrued expenses	19,826	7,585
Asset retirement obligations	(770)	(4,867)
Cash received for financial derivative instruments	5,689	1,007
Net cash provided by operating activities	144,915	201,954

Investing activities
Acquisition of Youngs Creek and CX Ranch coal and land assets	—	(300,377)
Purchases of property, plant and equipment	(35,765)	(36,445)
Cash paid for capitalized interest	(23,330)	(42,877)
Investments in marketable securities	(46,372)	(58,611)
Maturity and redemption of investments	46,067	53,508
Investment in project development	(4,087)	—
Return of restricted cash	—	71,244
Partnership escrow deposit	—	(4,470)
Return of partnership escrow	4,468	—
Other	102	1,847
Net cash used in investing activities	(58,917)	(316,181)

Financing activities
Principal payments on federal coal leases	(63,191)	(102,198)
Payment of deferred financing fees	(865)	—
Other	(422)	(2,310)
Net cash used in financing activities	(64,478)	(104,508)

Net increase (decrease) in cash and cash equivalents	21,520	(218,735)
Cash and cash equivalents at beginning of period	197,691	404,240
Cash and cash equivalents at end of period	$219,211	$185,505

Supplemental cash flow disclosures:
Interest paid	$43,125	$57,911
Income taxes paid	$11,419	$22,017
Supplemental noncash investing and financing activities:
Non-cash interest capitalized	$8,614	$7,445
Capital expenditures included in accounts payable	$5,525	$4,549
Assets acquired under capital leases	$10,222	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$374,816	$425,861	$1,042,864	$1,141,947
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion, shown separately)	295,983	301,893	853,615	850,911
Depreciation and depletion	26,918	24,661	75,589	70,337
Accretion	3,995	3,257	12,249	9,327
Derivative mark-to-market losses (gains)	295	(1,334)	(25,641)	(19,461)
Selling, general and administrative expenses	13,207	13,848	39,647	41,146
Other operating costs	592	1,902	1,893	2,303
Total costs and expenses	340,990	344,227	957,352	954,563
Operating income	33,826	81,634	85,512	187,384
Other income (expense)
Interest income	154	189	343	948
Interest expense	(9,020)	(11,671)	(29,819)	(25,457)
Other, net	2,703	(335)	2,504	(388)
Total other expense	(6,163)	(11,817)	(26,972)	(24,897)
Income before income tax provision and earnings from unconsolidated affiliates	27,663	69,817	58,540	162,487
Income tax expense	(2,998)	(3,160)	(14,295)	(37,069)
Earnings from unconsolidated affiliates, net of tax	27	44	551	1,579
Net income	24,692	66,701	44,796	126,997
Other comprehensive income
Retiree medical plan amortization of prior service costs	444	394	1,331	1,182
Other postretirement plan adjustments	—	—	30	90
Income tax on retiree medical plan and pension adjustments	(160)	(142)	(490)	(458)
Other comprehensive income	284	252	871	814
Total comprehensive income	$24,976	$66,953	$45,667	$127,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$219,211	$197,691
Investments in marketable securities	80,646	80,341
Accounts receivable	85,777	76,117
Due from related parties	1,643	1,561
Inventories, net	81,954	81,675
Deferred income taxes	20,710	21,096
Derivative financial instruments	33,738	13,785
Other assets	16,036	16,224
Total current assets	539,715	488,490

Noncurrent assets
Property, plant and equipment, net	1,654,849	1,678,294
Goodwill	35,634	35,634
Deferred income taxes	53,036	66,136
Other assets	43,274	40,478
Total assets	$2,326,508	$2,309,032

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$63,098	$49,571
Royalties and production taxes	144,611	129,351
Accrued expenses	54,218	43,908
Due to related parties	9,841	12,554
Current portion of federal coal lease obligations	58,958	63,191
Other liabilities	4,222	2,769
Total current liabilities	334,948	301,344

Noncurrent liabilities
Senior notes	596,855	596,506
Federal coal lease obligations, net of current portion	63,970	122,928
Asset retirement obligations, net of current portion	222,274	238,991
Other liabilities	63,603	50,073
Total liabilities	1,281,650	1,309,842
Commitments and Contingencies (Note 11)

Equity
Member’s equity	1,064,448	1,019,651
Accumulated other comprehensive loss	(19,590)	(20,461)
Total member’s equity	1,044,858	999,190
Total liabilities and member’s equity	$2,326,508	$2,309,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income	$44,796	$126,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	75,589	70,337
Accretion	12,249	9,327
Earnings from unconsolidated affiliates	(551)	(1,579)
Distributions of income from unconsolidated affiliates	2,000	1,000
Deferred income taxes	12,686	26,308
Derivative mark-to-market gains	(25,641)	(19,461)
Other	8,407	8,804
Changes in operating assets and liabilities:
Accounts receivable	(9,834)	(11,052)
Inventories, net	(101)	(9,970)
Due to or from related parties	(2,795)	(4,630)
Other assets	(221)	(9,918)
Accounts payable and accrued expenses	23,414	19,651
Asset retirement obligations	(770)	(4,867)
Cash received for financial derivative instruments	5,689	1,007
Net cash provided by operating activities	144,917	201,954

Investing activities
Acquisition of Youngs Creek and CX Ranch coal and land assets	—	(300,377)
Purchases of property, plant and equipment	(35,765)	(36,445)
Cash paid for capitalized interest	(23,330)	(42,877)
Investments in marketable securities	(46,372)	(58,611)
Maturity and redemption of investments	46,067	53,508
Investment in project development	(4,087)	—
Return of restricted cash	—	71,244
Partnership escrow deposit	—	(4,470)
Return of partnership escrow	4,468	—
Other	102	1,847
Net cash used in investing activities	(58,917)	(316,181)

Financing activities
Principal payments on federal coal leases	(63,191)	(102,198)
Payment of deferred financing fees	(865)	—
Other	(424)	(2,310)
Net cash used in financing activities	(64,480)	(104,508)

Net increase (decrease) in cash and cash equivalents	21,520	(218,735)
Cash and cash equivalents at beginning of period	197,691	404,240
Cash and cash equivalents at end of period	$219,211	$185,505

Supplemental cash flow disclosures:
Interest paid	$43,125	$57,911

Supplemental noncash investing and financing activities:
Non-cash interest capitalized	$8,614	$7,445
Capital expenditures included in accounts payable	$5,525	$4,549
Assets acquired under capital lease	$10,222	$—

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

We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., where we operate three wholly-owned surface coal mines, the Antelope mine, the Cordero Rojo mine and the Spring Creek mine.  We also have two major development projects, the Youngs Creek project and the Crow project, and we own a 50% non-operating interest in the Decker mine.  See Note 11, Decker Litigation.

Our Antelope and Cordero Rojo mines are located in Wyoming and are two of the four largest coal mines in the U.S.  Our Spring Creek mine is located in Montana.  Our logistics business is the largest U.S. exporter of thermal coal into South Korea.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  We do not produce any metallurgical coal.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation and steam output.  In 2012, the coal we produced generated approximately 4% of the electricity produced in the U.S.  As of December 31, 2012, we controlled approximately 1.3 billion tons of proven and probable reserves.  For information regarding our revenue and long-lived assets by geographic area, as well as revenue from external customers, Adjusted EBITDA and total assets by segment, please see Note 17.

During 2012, we acquired rights to substantial undeveloped coal and complementary surface assets in the Northern PRB (“Youngs Creek project”).  In January 2013, we executed an option to lease agreement (“Option Agreement”) and a corresponding exploration agreement with the Crow Tribe of Indians, which was approved by the Department of the Interior on June 14, 2013.  This coal project (“Crow project”) is located on the Crow Indian Reservation in southeast Montana, near our Spring Creek mine and Youngs Creek project.  We are in the process of evaluating the development options for the Youngs Creek project and the Crow project, but believe that their proximity to the Spring Creek mine represents an opportunity to optimize our mine developments in the Northern PRB.

For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.  Our Spring Creek mine, the Decker mine, the Youngs Creek project and the Crow project are located in the Northern PRB.

We continue to seek ways to increase our future export capacity through existing and proposed new Pacific Northwest export terminals, including our option agreement with SSA Marine.  This throughput option agreement with SSA Marine provides us with an option for up to 16 million tonnes of capacity per year through the planned dry bulk cargo Gateway Pacific Terminal at Cherry Point in the State of Washington.  Our potential share of capacity will depend upon the ultimate capacity of the terminal and is subject to the terms of the option agreement.  The terminal would accommodate cape size vessels.  Our option is exercisable following the successful completion of the ongoing permit process for the terminal, which is uncertain.

Basis of Presentation

CPE Inc. conducts all of its business through CPE Resources and its subsidiaries.  CPE Inc.’s consolidated financial statements are substantially identical to CPE Resources’s consolidated financial statements, with the following exceptions:

•                  Tax agreement liability and deferred tax assets relating thereto (see Note 6)

•                  Earnings per share (see Note 16)

•                  Equity-based compensation (see Note 18)

•                  Supplemental guarantor information (see Note 19)

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

The interim period unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all footnote disclosures required to be included in annual financial statements by U.S. GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2012 and 2011, and for each of the three years ended December 31, 2012, included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position as of September 30, 2013, the results of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012, and the cash flows for the nine months ended September 30, 2013 and 2012, in conformity with U.S. GAAP.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Our forecasts are key input assumptions in several balance sheet estimates, including our Asset retirement obligations, Tax agreement liability and the carrying value of assets.  We completed our annual forecasting process during the third quarter, and we updated our balance sheet estimates accordingly.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of results that can be expected for the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K for a discussion of our critical accounting policies and estimates.

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

Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11, as clarified by ASU 2013-01, requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (“IFRS”). The new standards are effective for annual periods beginning January 1, 2013 and interim periods within those annual periods. Retrospective application is required.  As this accounting standard only requires enhanced disclosure, which is included in Note 4, the adoption of this standard did not impact our financial position or results of operations.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This guidance requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for annual and interim periods beginning January 1, 2013. As this accounting standard only requires enhanced disclosure, which is included in Note 15, the adoption of this standard did not impact our financial position or results of operations.

3.  Inventories

Inventories, net, consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Materials and supplies	$78,735	$76,989
Less: Obsolescence allowance	(791)	(834)
Material and supplies, net	77,944	76,155
Coal inventory	4,010	5,519
Inventories, net	$81,954	$81,675

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

Coal Contracts

We use international coal forward contracts linked to Newcastle coal prices to help manage our exposure to variability in future international coal prices.  We use domestic coal futures contracts referenced to the 8800 Btu coal price sold from the PRB, as quoted on the Chicago Mercantile Exchange, to help manage our exposure to market changes in domestic coal prices. At September 30, 2013, we held coal derivative positions that are expected to settle in the following years (in thousands):

	2013	2014	2015	2016	Total
International Coal Forward Contracts
Notional amount (tons)	341	1,190	344	132	2,007
Net asset position	$7,286	$17,029	$6,706	$2,355	$33,376

Domestic Coal Futures Contracts
Notional amount (tons)	—	810	660	—	1,470

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WTI Collars

We use costless collars to help manage our exposure to market changes in diesel fuel prices.  The collars are indexed to the West Texas Intermediate (“WTI”) crude oil price as quoted on the New York Mercantile Exchange.  As such, the nature of the collar does not directly offset market changes to our diesel costs.  Under a collar agreement, we pay the difference between the monthly average index price and a floor price if the index price is below the floor, and we receive the difference between the ceiling price and the monthly average index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and ceiling prices.  While we would not receive the full benefit of extreme price decreases, the collars mitigate the risk of extreme crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on our cash flow.  At September 30, 2013, we held the following WTI collars (in thousands except per barrel amounts):

Settlement	Notional	Weighted-Average per Barrel
Period	Amount	Floor	Ceiling
	(barrels)

2013	138	$73.78	$113.85
2014	438	71.01	111.95
Total	576	$71.67	$112.41

Offsetting and Balance Sheet Presentation

	September 30, 2013
	Gross Amounts of Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities

International coal forward contracts	$33,966	$(590)	$(590)	$590	$33,376	$—
WTI collars	362	—	—	—	362	—
Total	$34,328	$(590)	$(590)	$590	$33,738	$—

	December 31, 2012
	Gross Amounts of Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities

International coal forward contracts	$13,677	$(30)	$(30)	$30	$13,647	$—
WTI collars	138	—	—	—	138	—
Total	$13,815	$(30)	$(30)	$30	$13,785	$—

Net amounts of international coal forward contracts and WTI collar assets are included in the Derivative financial instruments line in the consolidated balance sheets.  Net amounts of WTI collar liabilities are included in other current liabilities in the consolidated balance sheets.  Amounts due to us or to the exchange as a result of changes in the market price of our open domestic coal futures contracts and to fulfill margin requirements are received or paid through our brokerage bank on a daily basis; therefore, there is no asset or liability on the condensed consolidated balance sheets.  There were no cash collateral requirements at September 30, 2013 or December 31, 2012.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Gains and Losses

Derivative mark-to-market (gains) and losses recognized in the consolidated statement of operations and comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
International coal forward contracts	$78	$(1,049)	$(26,106)	$(19,112)
Domestic coal futures contracts	572	—	689	—
WTI collars	(355)	(285)	(224)	(349)
Total	$295	$(1,334)	$(25,641)	$(19,461)

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

We also held investments in marketable securities and derivative financial instruments that we assessed and reported on our balance sheet at fair value as of September 30, 2013 and December 31, 2012.  We use a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation.  The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

•                  Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets.  Our Level 1 assets currently include money market funds.

•                  Level 2 is defined as observable inputs other than Level 1 prices.  These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Our Level 2 assets and liabilities currently include investments in marketable securities, primarily asset-backed securities, and derivative financial instruments with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.

•                  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We had no Level 3 investments as of September 30, 2013 or December 31, 2012.

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

	Fair Value at September 30, 2013
Description	Level 1	Level 2	Total
Assets
Money market funds (1)	$110,403	$—	$110,403
Derivative financial instruments	$—	$33,738	$33,738
Investments in marketable securities	$—	$80,646	$80,646

	Fair Value at December 31, 2012
Description	Level 1	Level 2	Total
Assets
Money market funds (1)	$145,422	$—	$145,422
Derivative financial instruments	$—	$13,785	$13,785
Investments in marketable securities	$—	$80,341	$80,341

(1)                                  Included in cash and cash equivalents in the consolidated balance sheets along with $108.8 million and $52.3 million of demand deposits at September 30, 2013 and December 31, 2012, respectively.

We did not have any transfers between levels during the nine months ended September 30, 2013.  Our policy is to value all transfers between levels using the beginning of period valuation.

6. Tax Agreement Liability (CPE Inc. only)

In connection with the initial public offering (“IPO”), CPE Inc. entered into a Tax Receivable Agreement with Rio Tinto Energy America Inc. (“Rio Tinto”), our former parent, and recognized a liability for the undiscounted amounts that CPE Inc. estimated will be paid to Rio Tinto under this agreement.  The amounts to be paid will be determined based on an annual calculation of future income tax savings that CPE Inc. actually realizes as a result of the tax basis increase that resulted from the IPO and Secondary Offering transactions. Generally, CPE Inc. retains 15% of the realized tax savings generated from the tax basis step-up and Rio Tinto is entitled to the remaining 85%.  CPE Inc. adjusts the estimated liability to reflect updated forecasts of future taxable income, no less than annually, and these adjustments, which could be significant, are reflected in CPE Inc.’s operating results. The estimated liability is based on forecasts of future taxable income over the anticipated life of the mining operations and reclamation activities, assuming no additional proven and probable coal reserves are acquired. The assumptions reflected in CPE Inc.’s estimates involve significant judgment and are subject to substantial uncertainty about future business operations. As such, the actual amount and timing of payments that are required to be made under the Tax Receivable Agreement could differ materially from our estimates.

The following table summarizes tax agreement liability activity (in thousands):

	2013	2012
Beginning balance, January 1	$116,539	$170,636
Changes for the nine months ended September 30	10,515	(29,000)
Ending balance, September 30	127,054	141,636
Less current portion	23,459	25,097
Tax agreement liability, net of current portion	$103,595	$116,539

During the three months ended September 30, 2013, CPE Inc. completed its annual update of its operating plans, inclusive of market and cash cost forecasts, and calculation of the resulting amount and timing of estimated future taxable income.  Because of the increased future tax value expected to be received, there was an increase in the estimated liability due to Rio Tinto under the Tax Receivable Agreement, resulting in a charge to non-operating income for the three months ended September 30, 2013.  Related adjustments to the net value of deferred tax assets were recorded through income tax expense.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to September 30, 2013, CPE Inc. made a payment to Rio Tinto of $23.5 million.  Based on our current estimates, we expect to make payments of approximately $14 million each year in 2014 and 2015, and additional payments in subsequent years.  CPE Inc. is obligated to make these payments in accordance with the Tax Receivable Agreement and expects to obtain funding for these payments by causing CPE Resources to distribute cash to CPE Inc.  CPE Inc.’s payments under the Tax Receivable Agreement would be greater if CPE Resources generates taxable income significantly in excess of its current estimated future taxable income over the anticipated life of its mines; for example, if CPE Resources’s proven and probable coal reserves increase beyond its existing tonnage and, as a result, CPE Inc. realizes the full tax benefit of such increased tax bases (or an increased portion thereof).  Required payments under the Tax Receivable Agreement also may increase or become accelerated as a result of certain asset transfers outside the ordinary course of business, a change in control of CPE Resources, or a default by CPE Inc.

7.  Senior Notes

Senior notes consisted of the following (in thousands):

	September 30, 2013			December 31, 2012
	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
8.25% senior notes due 2017, net of unamortized discount	$300,000	$298,661	$315,750	$300,000	$298,471	$329,418

8.50% senior notes due 2019, net of unamortized discount	300,000	298,194	326,637	300,000	298,035	332,700
Total senior notes	$600,000	$596,855	$642,387	$600,000	$596,506	$662,118

(1)                                  The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.

8.  Federal Coal Lease Obligations

Federal coal lease obligations consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Federal coal lease obligations, current	$58,958	$63,191
Federal coal lease obligations, noncurrent	63,970	122,928
Total federal coal lease obligations	$122,928	$186,119

Our federal coal lease obligations, as reflected in the consolidated balance sheets, consist of obligations payable to the Bureau of Land Management of the U.S. Department of the Interior (the “BLM”) discounted at an imputed interest rate.  Imputed interest is included in accrued expenses.  During the nine months ended September 30, 2013, we made payments of $79.0 million, of which, $63.2 million was principal and $15.8 million was interest.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have the following federal coal lease payments (dollars in thousands):

			September 30, 2013		December 31, 2012
	Annual	Imputed	Carrying	Fair	Carrying	Fair
Payment Dates	Payment	Interest Rate	Value	Value (1)	Value	Value (1)
May 1, 2009 — 2013	$9,620	8.70%	$—	$—	$8,852	$9,532
July 1, 2011 — 2015	$59,545	8.50%	105,460	115,750	152,078	171,075
September 1, 2011 — 2015	$9,862	8.50%	17,467	19,098	25,189	28,196
			$122,928	$134,848	$186,119	$208,803

(1)                                  The fair value of estimates for federal coal lease obligations was determined by discounting the remaining lease payments using the then current estimate of the credit-adjusted, risk-free rate based on our then current credit rating, which are considered Level 2 in the fair value hierarchy.

Future payments on federal coal leases are as follows (in thousands):

Year Ended December 31,
2014	$69,407
2015	69,407
Total	138,814
Less: imputed interest	15,886
Total principal payments	122,928
Less: current portion	58,958
Federal coal leases payable, net of current portion	$63,970

9.  Asset Retirement Obligations

Changes in the carrying amount of our asset retirement obligations were as follows (in thousands):

2013
Balance at January 1,	$240,634
Accretion expense	12,249
Revisions to estimated future reclamation cash flows	(20,124)
Payments	(770)
Balance at September 30,	231,989
Less: current portion	(9,715)
Asset retirement obligation, net of current portion	$222,274

Revisions to estimated future reclamation cash flows reflect our regular updates to our estimated costs of closure activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages, the timing of the reclamation activities, and third-party unit costs as of September 30, 2013.

10.  Other Obligations

Capital Equipment Lease Obligations

During the nine months ended September 30, 2013, we entered into capital leases on equipment under various lease schedules, which are subject to the master lease agreement, and are pre-payable at our option.  Interest on the leases is based on the one-month LIBOR plus 1.95% for a current rate of 2.13% as of September 30, 2013.  The gross value of property, plant and equipment under capital leases was $10.2 million as of September 30, 2013 and related primarily to the leasing of mining equipment. The accumulated depreciation for these items was $0.4 million at September 30, 2013, and changes thereto have been included in depreciation, depletion and amortization in the consolidated statements of operations.  Due to the variable nature of the imputed interest, fair value is equal to carrying value.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future payments on capital equipment lease obligations are as follows (in thousands):

Year Ended December 31,
2013	$417
2014	1,647
2015	1,616
2016	1,584
2017	1,553
Thereafter	3,689
Total	10,506
Less: interest	708
Total principal payments	9,797
Less: current portion	1,460
Capital equipment lease obligations, net of current portion	$8,337

Accounts Receivable Securitization

On February 11, 2013, we executed an Accounts Receivable Securitization Facility (“A/R Securitization Program”) with a committed capacity of up to $75 million.  CPE Resources and certain of our subsidiaries are parties to the A/R Securitization Program.  In January 2013, we formed CPE Receivables LLC (the “SPE”), a special purpose, bankruptcy-remote wholly-owned subsidiary, to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer undivided interests in up to $75 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  At September 30, 2013, the A/R Securitization Program would have allowed for $44.5 million of borrowing capacity.  There were no borrowings from the A/R Securitization Program at September 30, 2013.  The SPE is consolidated into our financial statements.

Credit Facility

Our Amended Credit Agreement establishes a commitment to provide us with a senior secured revolving credit facility with a capacity of up to a $500 million, which can be used to borrow funds or issue letters of credit.  The financial covenants in the Amended Credit Agreement are based on EBITDA (which is defined in the Amended Credit Agreement and is not the same as EBITDA or Adjusted EBITDA otherwise presented), requiring us to maintain defined minimum levels of interest coverage and providing for a limitation on our leverage ratio.  Specifically, the Amended Credit Agreement requires us to maintain (a) a ratio of trailing twelve months EBITDA to consolidated net cash interest expense equal to or greater than 2.75 to 1 (“Interest Ratio”), and (b) a ratio of funded debt to trailing twelve months EBITDA equal to or less than 3.50 to 1 (“Leverage Ratio”).  Our obligations under the credit facility are secured by substantially all of CPE Resources’s assets and substantially all of the assets of certain of CPE Resources’s subsidiaries, subject to certain permitted liens and customary exceptions for similar coal financings.  Our obligations under the credit facility are also supported by a guarantee by CPE Resources’s domestic restricted subsidiaries.  The credit facility matures on June 3, 2016.  As of September 30, 2013, no borrowings were outstanding under the credit facility and we were in compliance with the covenants contained in our Amended Credit Agreement.

Based on the Leverage Ratio, our aggregate borrowing capacity under the Amended Credit Agreement and the A/R Securitization Program was approximately $253 million at September 30, 2013.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  Commitments and Contingencies

Commitments

Purchase Commitments

We had outstanding purchase commitments consisting of the following (in thousands):

	September 30,	December 31,
	2013	2012
Capital commitments
Equipment	$5,229	$20,317
Land	23,700	23,700

Supplies and services
Coal purchase commitments	$14,062	$28,633
Transportation agreements	210,669	159,398
Materials and supplies	20,950	24,552

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

Decker Litigation

On July 9, 2012, our wholly-owned indirect subsidiary, Western Minerals LLC (“Western Minerals”), filed a lawsuit in the U.S. District Court for the District of Montana (Billings Division), against KCP Inc. (“KCP”), its 50% joint-venture partner in the Decker mine in Montana.  Western Minerals also named as defendants KCP’s parent companies, Ambre Energy North America, Inc. (“Ambre N.A.”) and Ambre Energy Limited (“Ambre Limited” and together with Ambre N.A. “Ambre”).  In its complaint, Western Minerals alleged that KCP and Ambre engaged in self-dealing and other wrongful conduct in breach of the Decker joint venture agreement and other legal duties owed to the joint venture and its 50/50

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

owners.  Western Minerals asserted claims for breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, civil conspiracy, and a request for an accounting of, among other things, unauthorized Decker expenditures and Ambre’s proposed self-dealing transactions concerning sales of Decker coal to Ambre and its affiliates.  Western Minerals sought both unspecified monetary damages and injunctive relief.

On August 23, 2012, KCP and Ambre N.A., filed an amended answer to Western Minerals’ complaint, replacing the original answer they filed on July 30, 2012.  In their amended answer, KCP and Ambre N.A. denied the principal allegations of Western Minerals.  Additionally, KCP asserted six counterclaims against Western Minerals: breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, dissolution of the joint venture, civil conspiracy and a request for declaratory judgment.  KCP also asserted two third-party claims against CPE Inc. for tortious interference of economic relations and civil conspiracy involving unnamed “John Doe” defendants.  In general, KCP alleged that Western Minerals was frustrating the operation of the Decker mine to benefit Cloud Peak Energy’s Spring Creek mine and export opportunities.  Aside from the request that the court disassociate and expel Western Minerals from the Decker mine joint venture, KCP also sought unspecified monetary damages in its counterclaims.  Western Minerals and Cloud Peak Energy believe KCP’s claims are without merit.  On September 14, 2012, Ambre Limited filed a motion to dismiss arguing that it was not subject to the jurisdiction of the Montana federal court.  Western Minerals filed a response to that motion and the court did not issue a ruling.

On December 5, 2012, Cloud Peak Energy and Ambre announced that our respective companies had entered into agreements for Ambre to purchase our 50% interest in the Decker mine and related assets and assume all reclamation liabilities.  The agreements would also have provided for the joint resolution and dismissal with prejudice of the Decker litigation upon closing of the transaction.

On August 28, 2013, Cloud Peak Energy and Ambre announced that Ambre’s purchase of our 50% interest in the Decker mine was not expected to be completed for the foreseeable future and that the companies were in discussions and jointly dismissed the Decker litigation without prejudice to allow time for their discussions and evaluations.  We are hopeful that Ambre will be positioned at some point in the future to purchase our 50% interest in the Decker mine. Completion of any future transaction with Ambre remains uncertain and would be subject to future negotiations between our companies.  In the meantime, we have been working with Ambre to evaluate continued sales by Decker, while seeking to minimize costs at that operation.  For 2014 deliveries, Decker is currently planning to sell up to approximately 3.8 million tons.  These potential sales remain subject to entering definitive contracts.

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

District Court Rejection of Challenges; Appeal by Plaintiffs — On July 30, 2012, the D.C. District Court rejected WildEarth’s and PRBRC’s consolidated challenge to the IBLA decision and denied their request that the court vacate the WAII leases as well as their requested injunction against coal mining activity on the leases.  On September 25, 2012 and September 26, 2012, PRBRC and WildEarth, respectively, filed notices of appeal in the United States Circuit Court of Appeals for the District of Columbia.  The case has been briefed by the parties and oral argument is scheduled before the

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

D.C. Circuit on November 18, 2013.  Although both groups are appealing the decision issued by the D.C. District Court, neither group has specified what relief they are seeking from the appellate court other than for the appellate court to reverse the decision of the D.C. District Court.  Antelope Coal LLC is a respondent-intervenor in the consolidated appeal. Any adverse outcome of the appeal could adversely impact or delay our ability to mine the coal subject to the leases.

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

Concentrations of Risk and Major Customers

For the nine months ended September 30, 2013 and 2012, there was no single customer that represented more than 10% of consolidated revenue.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  We seek to mitigate credit risk through credit approvals and monitoring procedures.

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

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company, or provide a letter of credit, typically through a bank.  Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements under federal or state laws.  As of September 30, 2013, we had no standby letters of credit and $677.6 million of performance bonds outstanding (including our proportional share of the Decker mine) to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  Income Taxes

Our income from continuing operations before income tax provision and earnings from unconsolidated affiliates is earned solely in the U.S.  The following table summarizes income taxes (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Income tax benefit (expense) (CPE Inc.)	$785	$(13,601)	$(10,512)	$(47,509)
Effective tax rate (CPE Inc.)	(4.6)%	13.8%	21.9%	24.8%

Income tax expense (CPE Resources)	$(2,998)	$(3,160)	$(14,295)	$(37,069)
Effective tax rate (CPE Resources)	10.8%	4.5%	24.4%	22.8%

Our statutory income tax rate, including state income taxes, is 36%.  The difference between the statutory income tax rate and our effective tax rate for the three and nine months ended September 30, 2013 and 2012 is due primarily to changes in our deferred tax valuation allowance resulting from the third quarter annual calculation of our estimate of future taxable income.

During the three months ended September 30, 2013, the Department of the Treasury finalized guidance regarding the deduction and capitalization of expenditures related to tangible property.  The regulations will be effective on January 1, 2014 with optional early adoption.  Based on our analysis, we believe that the final regulations will not have a material impact on our consolidated financial statements.

13.  Postretirement Medical Plan

We maintain an unfunded postretirement medical plan to provide certain postretirement medical benefits to eligible employees.  Net periodic postretirement benefit costs included the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$1,238	$1,053	$3,713	$3,160
Interest cost	418	356	1,255	1,068
Amortization of prior service cost	444	394	1,331	1,181
Net periodic benefit cost	$2,100	$1,803	$6,299	$5,409

14.  Related Party Transactions

Related party activity consists of coal sales to our 50% owned coal marketing company and equity method investment, Venture Fuels Partnership, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Sales of coal to Venture Fuels Partnership	$7,881	$9,177	$12,957	$13,867

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax are as follows (in thousands):

	Nine Months Ended September 30,
	2013			2012
	Post- retirement Medical Plan	Decker Defined Benefit Pension	Total	Post- retirement Medical Plan	Decker Defined Benefit Pension	Total
Beginning balance, January 1	$(14,684)	$(5,777)	$(20,461)	$(12,707)	$(5,907)	$(18,614)
Other comprehensive income before reclassifications	19	—	19	—	58	58
Amounts reclassified from accumulated other comprehensive income	852	—	852	756	—	756
Net current period other comprehensive income	871	—	871	756	58	814
Ending balance, September 30	$(13,813)	$(5,777)	$(19,590)	$(11,951)	$(5,849)	$(17,800)

The reclassifications out of AOCI are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Postretirement Medical Plan (1)
Amortization of prior service costs included in cost of product sold (2)	$371	$331	$1,111	$995
Amortization of prior service costs included in selling, general and administrative expenses (2)	73	63	220	187
Total before tax	444	394	1,331	1,182
Tax benefit	(160)	(142)	(479)	(426)
Amounts reclassified from accumulated other comprehensive income	$284	$252	$852	$756

(1)                                 See Note 13 for the computation of net periodic postretirement benefit costs.

(2)                                 Presented on the consolidated statements of operations and comprehensive income.

16.  Earnings per Share (CPE Inc. only)

Dilutive potential shares of common stock may include restricted stock and units, options and performance units issued under our Long Term Incentive Plan (“LTIP”).  We apply the treasury stock method to determine dilution from restricted stock and units, options, and performance units.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculation of diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator for calculation of diluted earnings per share:
Net income	$17,966	$85,260	$38,070	$145,557
Denominator for basic income per share — weighted- average shares outstanding	60,658	60,044	60,632	60,020
Dilutive effect of stock equivalents	503	1,098	501	903
Denominator for diluted earnings per share	61,161	61,142	61,134	60,923
Diluted earnings per share	$0.29	$1.39	$0.62	$2.39

For the periods presented, the following items were excluded from the diluted earnings per share calculation because they were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Restricted stock and units	—	—	159	58
Options outstanding	605	48	489	70
Employee stock purchase plan	22	19	7	25

17.  Segment Information

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

Revenue

The following table presents revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Owned and Operated Mines	$304,670	$326,214	$848,419	$894,249
Logistics and Related Activities	70,231	110,677	203,171	273,722
Corporate and Other	15,780	10,609	33,420	27,075
Eliminations of intersegment sales	(15,866)	(21,639)	(42,146)	(53,099)
Consolidated revenue	$374,816	$425,861	$1,042,864	$1,141,947

The following table presents revenue from external customers by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
United States	$307,188	$320,845	$852,257	$892,475
Asia	64,362	100,809	184,435	243,962
Other	3,266	4,207	6,172	5,510
Total revenue from external customers	$374,816	$425,861	$1,042,864	$1,141,947

We attribute revenue to individual countries based on the location of the physical delivery of the coal.  All of our revenue for the nine months ended September 30, 2013 and 2012 originated in the U.S.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Adjusted EBITDA

The following tables reconcile segment Adjusted EBITDA to net income (in thousands):

	Three Months Ended September 30,
	2013		2012
Adjusted EBITDA
Owned and Operated Mines		$65,878		$89,031
Logistics and Related Activities		2,097		18,868
Corporate and Other		3,097		1,531
Eliminations		(143)		(1,021)
Consolidated Adjusted EBITDA		70,929		108,409
Interest expense, net		(8,866)		(11,482)
Depreciation, depletion and accretion		(30,913)		(27,918)
Income tax benefit (expense)		785		(13,601)
Tax agreement (expense) benefit (1)		(10,515)		29,000
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses) (2)	$(295)		$1,334
Inclusion of cash amounts received (3)	(3,160)		(483)
Total derivative financial instruments		(3,455)		851
Expired significant broker contract		—		—

Net income		$17,966		$85,260

	Nine Months Ended September 30,
	2013		2012
Adjusted EBITDA
Owned and Operated Mines		$145,770		$207,835
Logistics and Related Activities		6,214		41,718
Corporate and Other		4,841		1,434
Eliminations		(368)		(1,202)
Consolidated Adjusted EBITDA		156,458		249,784
Interest expense, net		(29,476)		(24,509)
Depreciation, depletion and accretion		(87,838)		(79,664)
Income tax		(10,512)		(47,509)
Tax agreement (expense) benefit (1)		(10,515)		29,000
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (2)	$25,641		$19,461
Inclusion of cash amounts received (3)	(5,689)		(1,007)
Total derivative financial instruments		19,952		18,454
Expired significant broker contract		—		—

Net income		$38,070		$145,557

(1)                                 Changes to related deferred taxes are included in income tax expense.

(2)                                 Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                                 Derivative cash gains and losses reflected within operating cash flows.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total Assets

The following table presents total assets (in thousands):

	September 30,	December 31,
	2013	2012
Owned and Operated Mines	$1,765,229	$1,826,165
Logistics and Related Activities	67,816	46,426
Corporate and Other	544,800	478,536
Eliminations	(305)	196
Consolidated assets	$2,377,540	$2,351,323

As of September 30, 2013 and December 31, 2012, all of our long-lived assets were located in the U.S.

Capital Expenditures

The following table presents purchases of property, plant and equipment, investments in project development, and assets acquired under capital leases (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Owned and Operated Mines	$46,420	$330,734
Logistics and Related Activities	337	—
Corporate and Other	3,317	6,088
Eliminations	—	—
Consolidated	$50,074	$336,822

18.  Equity-Based Compensation (CPE Inc. only)

The LTIP permits awards to our employees and eligible non-employee directors.  The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.  Equity-based compensation expense is charged to CPE Resources through a management fee and is recorded primarily within selling, general, and administrative expenses in our consolidated statements of operations.  As of September 30, 2013, unrecognized compensation cost related to equity-based compensation was $10.8 million, which will be recognized over a weighted-average period of 1.9 years prior to vesting.

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

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of restricted stock and restricted stock unit award activity is as follows (in thousands, except per share data):

	Number	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested shares at January 1, 2013	304	$18.46
Granted	146	17.77
Forfeited	(15)	17.81
Vested	(60)	16.49
Non-vested shares at September 30, 2013	374	$18.54

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

A summary of performance-based share unit award activity is as follows (in thousands, except per share data):

	Number	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested units at January 1, 2013	376	$18.66
Granted	228	20.24
Forfeited	(27)	19.26
Vested	—	—
Non-vested units at September 30, 2013	577	$19.26

The assumptions used to estimate the fair value of the performance-based share units granted on March 11, 2013 are as follows:

Risk-free interest rate	0.4%
Expected volatility	42.54%
Term	3 years

Fair value (per share)	$20.24

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

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of non-qualified stock option activity is as follows (in thousands, except per option and year amounts):

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per option)	(years)
Options outstanding at January 1, 2013	1,332	$15.95	7.38	$4,720
Granted	229	17.50		—
Exercised	(62)	15.00		271
Forfeited	(29)	17.42		11
Options outstanding at September 30, 2013	1,471	$16.20	7.03	$—
Exercisable at September 30, 2013	948	$15.14	6.16	$—
Vested and expected to vest at September 30, 2013	1,454	$16.19	7.01	$—

(1)                                 The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at period-end.

We used the Black-Scholes option pricing model to determine the fair value of stock options.  Determining the fair value of equity-based awards requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, and the associated volatility.  As we have minimal historical exercise history, expected option life assumptions were developed using the simplified method as outlined in Topic 14, Share-Based Payment, of the Staff Accounting Bulletin Series.  We utilized U.S. Treasury yields as of the grant date for our risk-free interest rate assumption, matching the treasury yield terms to the expected life of the option.  We blended our limited historical volatility with a 6.5 year peer historical lookback to develop our expected volatility.

The assumptions used to estimate the fair value of options granted on March 11, 2013 are as follows:

Risk-free interest rate	1.4%
Expected option life	6.5 years
Expected volatility	49.7%

Fair value (per option)	$8.72

19.  Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only)

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

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended September 30, 2013
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$ ―	$367,971	$6,845	$ ―	374,816
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	11	289,367	6,606	―	295,983
Depreciation and depletion	663	24,990	1,265	―	26,918
Accretion	―	2,829	1,166	―	3,995
Derivative mark-to-market gains	―	295	―	―	295
Selling, general and administrative expenses	178	13,028	―	―	13,207
Other operating costs	81	511	―	―	592
Total costs and expenses	933	331,020	9,037	―	340,990
Operating income (loss)	(933)	36,951	(2,192)	―	33,826
Other income (expense)
Interest income	154	―	―	―	154
Interest expense	(8,700)	(218)	(102)	―	(9,020)
Other, net	23	2,611	70	―	2,703
Total other (expense) income	(8,523)	2,393	(32)	―	(6,163)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(9,456)	39,344	(2,224)	―	27,663
Income tax benefit (expense)	8,489	(12,286)	798	―	(2,998)
Earnings from unconsolidated affiliates, net of tax	5	22	―	―	27
Earnings (losses) from consolidated affiliates, net of tax	25,654	(1,426)	―	(24,228)	―
Net income (loss)	24,692	25,654	(1,426)	(24,228)	24,692
Other comprehensive income
Retiree medical plan amortization of prior service cost	444	444	―	(444)	444
Income tax on retiree medical plan adjustments	(160)	(160)	―	160	(160)
Other comprehensive income	284	284	―	(284)	284
Total comprehensive income (loss)	$24,976	$25,938	$(1,426)	$(24,512)	$24,976

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended September 30, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$ ―	$419,356	$6,505	$ ―	$425,861
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	(1)	295,316	6,578	―	301,893
Depreciation and depletion	595	23,156	911	―	24,661
Accretion	―	2,330	927	―	3,257
Derivative mark-to-market gains	―	(1,334)	―	―	(1,334)
Selling, general and administrative expenses	153	13,694	―	―	13,848
Other operating costs	―	1,902	―	―	1,902
Total costs and expenses	747	335,064	8,416	―	344,227
Operating income (loss)	(747)	84,292	(1,910)	―	81,634
Other income (expense)
Interest income	189	―	―	―	189
Interest expense	(10,585)	(1,069)	(16)	―	(11,671)
Other, net	―	(335)	―	―	(335)
Total other expense	(10,396)	(1,405)	(16)	―	(11,817)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(11,143)	82,887	(1,926)	―	69,817
Income tax benefit (expense)	(7,737)	3,901	674	―	(3,160)
Earnings from unconsolidated affiliates, net of tax	5	40	―	―	44
Earnings (losses) from consolidated affiliates, net of tax	85,575	(1,253)	―	(84,322)	―
Net income (loss)	66,701	85,575	(1,253)	(84,322)	66,701
Other comprehensive income
Retiree medical plan amortization of prior service cost	394	394	―	(394)	394
Other postretirement plan adjustments	―	―	―	―	―
Income tax on retiree medical plan adjustments	(142)	(142)	―	142	(142)
Other comprehensive income	252	252	―	(252)	252
Total comprehensive income (loss)	$66,953	$85,827	$(1,253)	$(84,574)	$66,953

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Nine Months Ended September 30, 2013
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$1	$1,028,194	$14,669	$ ―	1,042,864
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	29	837,033	16,553	―	853,615
Depreciation and depletion	1,944	72,191	1,454	―	75,589
Accretion	―	8,691	3,558	―	12,249
Derivative mark-to-market gains	―	(25,641)	―	―	(25,641)
Selling, general and administrative expenses	598	39,049	―	―	39,647
Other operating costs	635	1,258	―	―	1,893
Total costs and expenses	3,206	932,581	21,565	―	957,352
Operating income (loss)	(3,205)	95,613	(6,896)	―	85,512
Other income (expense)
Interest income	343	―	―	―	343
Interest expense	(28,823)	(732)	(264)	―	(29,819)
Other, net	(301)	2,370	436	―	2,504
Total other (expense) income	(28,781)	1,638	172	―	(26,972)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(31,986)	97,251	(6,724)	―	58,540
Income tax benefit (expense)	12,693	(29,393)	2,404	―	(14,295)
Earnings from unconsolidated affiliates, net of tax	14	537	―	―	551
Earnings (losses) from consolidated affiliates, net of tax	64,075	(4,320)	―	(59,755)	―
Net income (loss)	44,796	64,075	(4,320)	(59,755)	44,796
Other comprehensive income
Retiree medical plan amortization of prior service cost	1,331	1,331	―	(1,331)	1,331
Other postretirement plan adjustments	30	30	―	(30)	30
Income tax on retiree medical plan adjustments	(490)	(490)	―	490	(490)
Other comprehensive income	871	871	―	(871)	871
Total comprehensive income (loss)	$45,667	$64,946	$(4,320)	$(60,626)	$45,667

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Nine Months Ended September 30, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$ ―	$1,125,669	$16,278	$ ―	$1,141,947
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	2	830,714	20,195	―	850,911
Depreciation and depletion	1,615	65,901	2,821	―	70,337
Accretion	―	6,989	2,337	―	9,327
Derivative mark-to-market gains	―	(19,461)	―	―	(19,461)
Selling, general and administrative expenses	572	40,574	―	―	41,146
Other operating costs	―	2,303	―	―	2,303
Total costs and expenses	2,189	927,020	25,354	―	954,563
Operating income (loss)	(2,189)	198,649	(9,076)	―	187,384
Other income (expense)
Interest income	948	―	―	―	948
Interest expense	(23,648)	(1,761)	(48)	―	(25,457)
Other, net	―	(388)	―	―	(388)
Total other expense	(22,700)	(2,149)	(48)	―	(24,897)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(24,889)	196,500	(9,124)	―	162,487
Income tax benefit (expense)	7,116	(47,419)	3,234	―	(37,069)
Earnings from unconsolidated affiliates, net of tax	17	1,562	―	―	1,579
Earnings (losses) from consolidated affiliates, net of tax	144,753	(5,890)	―	(138,863)	―
Net income (loss)	126,997	144,753	(5,890)	(138,863)	126,997
Other comprehensive income
Retiree medical plan amortization of prior service cost	1,182	1,182	―	(1,182)	1,182
Other postretirement plan adjustments	90	90	90	(180)	90
Income tax on retiree medical plan adjustments	(458)	(458)	(32)	490	(458)
Other comprehensive income	814	814	58	(872)	814
Total comprehensive income (loss)	$127,811	$145,567	$(5,832)	$(139,735)	$127,811

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	September 30, 2013
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$216,775	$673	$1,762	$—	$219,211
Investments in marketable securities	80,646	—	—	—	80,646
Accounts receivable	208	17,833	67,735	—	85,777
Due from related parties	—	491,763	—	(490,120)	1,643
Inventories, net	5,963	72,027	3,964	—	81,954
Deferred income taxes	—	20,737	—	(27)	20,710
Derivative financial instruments	—	33,738	—	—	33,738
Other assets	—	15,944	92	—	16,036
Total current assets	303,592	652,715	73,553	(490,147)	539,715
Noncurrent assets
Property, plant and equipment, net	10,068	1,643,201	1,579	—	1,654,849
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	31,222	4,990	16,824	—	53,036
Other assets	1,762,638	—	—	(1,719,362)	43,274
Total assets	$2,107,520	$2,336,540	$91,956	$(2,209,509)	$2,326,508

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$3,150	$55,990	$3,958	$—	$63,098
Royalties and production taxes	—	142,461	2,150	—	144,611
Accrued expenses	14,649	31,095	8,473	—	54,218
Due to related parties	447,915	—	52,046	(490,120)	9,841
Current deferred income taxes	27	—	—	(27)	—
Current portion of federal coal lease obligations	—	58,958	—	—	58,958
Other liabilities	52	3,204	966	—	4,222
Total current liabilities	465,793	291,708	67,593	(490,147)	334,948
Noncurrent liabilities
Senior notes	596,855	—	—	—	596,855
Federal coal lease obligations, net of current portion	—	63,970	—	—	63,970
Asset retirement obligations, net of current portion	—	152,431	69,843	—	222,274
Other liabilities	14	82,061	6,192	(24,664)	63,603
Total liabilities	1,062,662	590,170	143,628	(514,811)	1,281,650
Commitments and Contingencies (Note 11)
Total member’s equity	1,044,858	1,746,370	(51,672)	(1,694,698)	1,044,858
Total liabilities and member’s equity	$2,107,520	$2,336,540	$91,956	$(2,209,509)	$2,326,508

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
Commitments and Contingencies (Note 11)
Total member’s equity	999,190	1,663,293	(50,484)	(1,612,809)	999,190
Total liabilities and member’s equity	$1,996,615	$2,307,598	$34,688	$(2,029,869)	$2,309,032

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Nine Months Ended September 30, 2013
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$25,345	$128,034	$(8,462)	$—	$144,917

Investing activities
Purchases of property, plant and equipment	(3,313)	(32,450)	(3)	—	(35,765)
Cash paid for capitalized interest	—	(23,330)	—	—	(23,330)
Investments in marketable securities	(46,372)	—	—	—	(46,372)
Maturity and redemption of investments	46,067	—	—	—	46,067
Investment in project development	—	(4,087)	—	—	(4,087)
Return of partnership escrow deposit	—	—	4,468	—	4,468
Contributions made to subsidiary	—	(7,600)	—	7,600	—
Distribution received from subsidiary	—	4,468	—	(4,468)	—
Other	(28)	118	12	—	102
Net cash provided by (used in) investing activities	(3,646)	(62,881)	4,477	3,132	(58,917)

Financing activities
Principal payments of federal coal leases	—	(63,191)	—	—	(63,191)
Payment of debt issuance costs	—	(865)	—	—	(865)
Contributions received from parent	—	—	7,600	(7,600)	—
Distributions made to parent	—	—	(4,468)	4,468	—
Other	—	(424)	—	—	(424)
Net cash provided by (used in) financing activities	—	(64,480)	3,132	(3,132)	(64,480)

Net increase (decrease) in cash and cash equivalents	21,699	673	(853)	—	21,520
Cash and cash equivalents at beginning of year	195,076	—	2,615	—	197,691
Cash and cash equivalents at the end of year	$216,775	$673	$1,762	$—	$219,211

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Nine Months Ended September 30, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$21,275	$188,597	$(7,918)	$—	$201,954

Investing activities
Acquisition of Youngs Creek and CX Ranch coal and land assets	—	(300,377)	—	—	(300,377)
Purchases of property, plant and equipment	(5,861)	(30,540)	(44)	—	(36,445)
Cash paid for capitalized interest	—	(42,877)	—	—	(42,877)
Investments in marketable securities	(58,611)	—	—	—	(58,611)
Maturity and redemption of investments	53,508	—	—	—	53,508
Return of restricted cash	71,244	—	—	—	71,244
Partnership escrow deposit	—	—	(4,470)	—	(4,470)
Contributions made to subsidiary	(300,377)	(12,570)	—	312,947	—
Other	(51)	1,898	—	—	1,847
Net cash provided by (used in) investing activities	(240,148)	(384,466)	(4,514)	312,947	(316,181)

Financing activities
Principal payments of federal coal leases	—	(102,198)	—	—	(102,198)
Contributions received from parent	—	300,377	12,570	(312,947)	—
Other	—	(2,310)	—	—	(2,310)
Net cash provided by (used in) financing activities	—	195,869	12,570	(312,947)	(104,508)

Net increase (decrease) in cash and cash equivalents	(218,873)	—	138	—	(218,735)
Cash and cash equivalents at beginning of year	401,087	2	3,151	—	404,240
Cash and cash equivalents at the end of year	$182,214	$2	$3,289	$—	$185,505

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note

Cloud Peak Energy Resources LLC (“CPE Resources”) is the sole direct subsidiary of Cloud Peak Energy Inc. (“CPE Inc.”), providing 100% of CPE Inc.’s total consolidated revenue for the three and nine months ended September 30, 2013 and constituting nearly 100% of CPE Inc.’s total consolidated assets as of September 30, 2013.

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

We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S, where we operate three wholly-owned surface coal mines, the Antelope mine, the Cordero Rojo mine and the Spring Creek mine.  We also have two major development projects, the Youngs Creek project and the Crow project, and we own a 50% non-operating interest in the Decker mine.  See Note 11, Decker Litigation, to our notes to unaudited condensed consolidated financial statements in Item 1.

Our Antelope and Cordero Rojo mines are located in Wyoming and are two of the four largest coal mines in the U.S.  Our Spring Creek mine is located in Montana.  Our logistics business is the largest U.S. exporter of thermal coal into South Korea.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  We do not produce any metallurgical coal.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation and steam output.  In 2012, the coal we produced generated approximately 4% of the electricity produced in the U.S.  As of December 31, 2012, we controlled approximately 1.3 billion tons of proven and probable reserves.  For information regarding our revenue and long-lived assets by geographic area, as well as revenue from external customers, Adjusted EBITDA and total assets by segment, please see Note 17 to our notes to unaudited condensed consolidated financial statements in Item 1.

During 2012, we acquired rights to substantial undeveloped coal and complementary surface assets in the Northern PRB (“Youngs Creek project”).  In January 2013, we executed an option to lease agreement (“Option Agreement”) and a corresponding exploration agreement with the Crow Tribe of Indians, which was approved by the Department of the Interior on June 14, 2013.  This coal project (“Crow project”) is located on the Crow Indian Reservation in southeast Montana, near our Spring Creek mine and Youngs Creek project.  We are in the process of evaluating the development options for the Youngs Creek project and the Crow project, but believe that their proximity to the Spring Creek mine represents an opportunity to optimize our mine developments in the Northern PRB.

For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.  Our Spring Creek mine, the Decker mine, the Youngs Creek project and the Crow project are located in the Northern PRB.

We continue to seek ways to increase our future export capacity through existing and proposed new Pacific Northwest export terminals, including our option agreement with SSA Marine.  This throughput option agreement with SSA Marine provides us with an option for up to 16 million tonnes of capacity per year through the planned dry bulk cargo Gateway Pacific Terminal at Cherry Point in the State of Washington.  Our potential share of capacity will depend upon the ultimate capacity of the terminal and is subject to the terms of the option agreement.  The terminal would accommodate cape size vessels.  Our option is exercisable following the successful completion of the ongoing permit process for the terminal, which is uncertain.

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

Current Considerations

Owned and Operated Mines Segment

Customers are continuing to take their contracted coal and are burning down their coal inventories as a result of higher natural gas prices and steady coal burn.  We continue to be optimistic that the steady coal burn and continued reduction in PRB inventories will lead to prices moving higher.

The weather related operational interruptions during the summer and the heavy snow storm that hit the PRB in the first week of October have hindered shipments.  The impact of lower shipments has been partially offset by good cost control across all the operations.

Our current contracted sales position reflects our goal of only contracting the minimum levels we are comfortable with to allow the mines to run efficiently when prices are low. During the third quarter 2013, we decided not to bid on the Maysdorf II North LBA and to retain the cash on our balance sheet.  The decision not to invest in additional 8400 Btu coal was made in light of market conditions, access issues to the coal and other factors discussed in our August 21, 2013 press release.  For 2015, if depressed forward markets do not improve, we are continuing to plan to reduce shipments at our 8400 Btu Cordero Rojo mine by around 10 million tons per year.

Logistics and Related Activities Segment

We are forecasting export shipments through Westshore to be approximately 5 million tons to international customers from our Logistics and Related Activities segment in 2013.  Demand from our international customers continues to be strong, and we continue to seek to fill all available capacity at Westshore.  Despite low current international coal prices, our export business continues to provide economic return to our consolidated results.  Our international coal forward financial contracts mitigated some of the impact of lower physical prices, with a realized gain of $3.7 million in the three months ended September 30, 2013.

Environmental and Other Regulatory Matters

Federal, state and local authorities regulate the U.S. coal mining industry with respect to various matters, including air quality standards, water pollution, plant and wildlife protection, the discharge of materials into the environment and the effects of mining on surface and groundwater quality and availability.  These laws and regulations have had, and will continue to have, a significant effect on our production costs and our competitive position.  Future laws, regulations or orders, including those relating to global climate change, may cause coal to become a less attractive fuel source, thereby reducing coal’s share of the market for fuels and other energy sources used to generate electricity.  See “Global Climate Change” below and Part I—Item I. Business “Environmental and Other Regulatory Matters” in our 2012 Form 10-K.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Summary

The following table summarizes key results (in millions):

	Three Months Ended
	September 30,		Change
	2013	2012	Amount	Percent
Total tons sold	24.2	25.1	(0.9)	(3.6)
Total revenue	$374.8	$425.9	$(51.1)	(12.0)
Net income	$18.0	$85.3	$(67.3)	(78.9)
Adjusted EBITDA (1)	$70.9	$108.4	$(37.5)	(34.6)
Adjusted EPS (1)	$0.34	$0.80	$(0.46)	(57.5)

(1)                            Non-GAAP measure; please see definition above and reconciliation below.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

The following tables present a reconciliation of net income to Adjusted EBITDA, diluted earnings per common share to Adjusted EPS, and segment Adjusted EBITDA to net income (in millions, except per share amounts):

Adjusted EBITDA

	Three Months Ended
	September 30,
	2013		2012
Net income		$18.0		$85.3
Interest income		(0.2)		(0.2)
Interest expense		9.0		11.7
Income tax expense		(0.8)		13.6
Depreciation and depletion		26.9		24.7
Accretion		4.0		3.3
EBITDA		57.0		138.3
Tax agreement expense (benefit) (1)		10.5		(29.0)
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains) (2)	$0.3		$(1.3)
Inclusion of cash amounts received (3)	3.2		0.5
Total derivative financial instruments		3.5		(0.9)
Expired significant broker contract		—		—
Adjusted EBITDA		$70.9		$108.4

(1)                                  Changes to related deferred taxes are included in income tax expense.

(2)                                  Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                                  Derivative cash gains and losses reflected within operating cash flows.

Adjusted EPS

	Three Months Ended
	September 30,
	2013		2012
Diluted earnings per common share		$0.29		$1.39
Tax agreement expense including tax impacts of IPO and Secondary Offering		0.01		(0.58)
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)	$—		$(0.01)
Inclusion of cash amounts received	0.03		—
Total derivative financial instruments		0.03		(0.01)
Expired significant broker contract		—		—
Adjusted EPS		$0.34		$0.80
Weighted-average dilutive shares outstanding (in millions)		61.2		61.1

Adjusted EBITDA by Segment

	Three Months Ended
	September 30,
	2013		2012
Owned and Operated Mines
Adjusted EBITDA		$65.9		$89.0
Depreciation and depletion		(25.0)		(23.2)
Accretion		(2.7)		(2.2)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	$(0.2)		$0.3
Inclusion of cash amounts paid	0.6		—
Total derivative financial instruments		0.4		0.3
Other		(2.7)		0.4
Operating income		35.9		64.3

Logistics and Related Activities
Adjusted EBITDA		2.1		18.9
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	(0.1)		1.0
Inclusion of cash amounts paid	(3.7)		(0.5)
Total derivative financial instruments		(3.8)		0.5
Operating income (loss)		(1.7)		19.4

Corporate and Other
Adjusted EBITDA		3.1		1.6
Depreciation and depletion		(2.0)		(1.5)
Accretion		(1.3)		(1.0)
Operating loss		(0.2)		(1.0)

Eliminations
Adjusted EBITDA		(0.1)		(1.0)
Operating loss		(0.1)		(1.0)
Consolidated operating income		33.8		81.6
Interest income		0.2		0.2
Interest expense		(9.0)		(11.7)
Tax agreement expense		(10.5)		29.0
Other, net		2.7		(0.3)
Income tax expense		0.8		(13.6)
Net income		$18.0		$85.3

Results of Operations

Revenue

The following table presents revenue (in millions except per ton amounts):

	Three Months Ended
	September 30,		Change
	2013	2012	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$13.03	$13.28	$(0.25)	(1.9)
Tons sold	23.1	24.4	(1.3)	(5.3)

Coal revenue	$301.6	$323.7	$(22.1)	(6.8)
Other revenue	$3.0	$2.5	$0.5	20.0
Logistics and Related Activities
Total tons delivered	1.4	1.9	(0.5)	(26.3)
Asian export tons	1.3	1.5	(0.2)	(13.3)

Revenue	$70.2	$110.7	$(40.5)	(36.6)
Corporate and Other
Revenue	$15.7	$10.6	$5.1	48.1
Eliminations of Intersegment Sales
Revenue	$(15.9)	$(21.6)	$5.7	26.4
Total Consolidated
Revenue	$374.8	$425.9	$(51.1)	(12.0)

Revenue from our Owned and Operated Mines segment decreased for the three months ended September 30, 2013 compared to 2012 due to a lower realized price per ton sold and fewer tons shipped.  Spot prices were lower for indexed tons sold during the three months ended September 30, 2013 as a result of the current coal market conditions.  Shipments for the three months ended September 30, 2013 were hindered by operational and train delays related to several rain events.  Other revenue consists primarily of dust suppressant additives billed to our customers.

Revenue from our Logistics and Related Activities segment decreased primarily as a result of lower prices on our Asian deliveries through the port.  Our Asian delivered sales are priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria.  These indices include the Newcastle benchmark price, which is significantly lower in 2013 as compared to 2012.  Based on the comparative quality and transport costs, our delivered sales are generally priced at approximately 60% to 70% of the forward Newcastle price.  In addition, the volume of domestic and Asian deliveries coordinated decreased in the three months ended September 30, 2013 compared to 2012.

Revenue from our Corporate and Other segment increased primarily due to additional broker tons sold.  Revenue at the Decker mine remained relatively flat.

Cost of Product Sold

The following table presents cost of product sold (in millions, except per ton amounts):

	Three Months Ended
	September 30,		Change
	2013	2012	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$9.78	$9.14	$0.64	7.0

Cost of product sold (produced coal)	$226.3	$222.9	$3.4	1.5
Other cost of product sold	2.7	2.6	0.1	3.8
Logistics and Related Activities
Cost of product sold	70.1	88.1	(18.0)	(20.4)
Corporate and Other
Cost of product sold	12.5	9.0	3.5	38.9
Eliminations of Intersegment Sales
Cost of product sold	(15.7)	(20.6)	4.9	23.8
Total Consolidated
Cost of product sold	$296.0	$301.9	$(5.9)	(2.0)

The cost of product sold and average cost per ton sold for our Owned and Operated Mines segment increased primarily as a result of cost inflation on our explosives purchases and additional labor and equipment costs associated with longer hauls and increased strip ratios.

Cost of product sold for our Logistics and Related Activities segment decreased primarily due to a reduction in the volume of both domestic and Asian deliveries coordinated.

Cost of product sold for our Corporate and Other segment increased primarily due to the additional broker tons sold partially offset by lower costs at the Decker mine.

Operating Income

The following table presents operating income (in millions):

	Three Months Ended
	September 30,		Change
	2013	2012	Amount	Percent
Owned and Operated Mines
Operating income	$35.9	$64.3	$(28.4)	(44.2)
Logistics and Related Activities
Operating income (loss)	(1.7)	19.4	(21.1)	(108.8)
Corporate and Other
Operating loss	(0.2)	(1.0)	0.8	80.0
Eliminations of Intersegment Sales
Operating loss	(0.1)	(1.0)	0.9	90.0
Total Consolidated
Operating income	$33.8	$81.6	$(47.8)	(58.6)

In addition to the revenue and cost of product sold factors previously discussed, operating income for our Owned and Operated Mines segment decreased due to higher depreciation and depletion and a higher allocation of selling, general and administrative costs to this segment.

In addition to the revenue and cost of product sold factors previously discussed, operating income for our Logistics and Related Activities segment decreased due to the mark-to-market impact from our international coal forward contracts as a result of declining international coal prices.  The $0.3 million loss in the three months ended September 30, 2013 was lower as compared to the $1.3 million gain in 2012.  This was partially offset by a reduction in the allocation of selling, general and administrative costs to this segment.

Operating loss for our Corporate and Other segment decreased primarily due to the revenue and cost of product sold factors previously discussed.

Other Income (Expense)

The following table presents other income (expense) (in millions):

	Three Months Ended
	September 30,		Change
	2013	2012	Amount	Percent
Other income (expense) (CPE Inc.)	$(16.7)	$17.2	$(33.9)	(197.1)

Other expense (CPE Resources)	$6.2	$11.8	$(5.6)	(47.5)

Other income (expense) for CPE Inc. for the three months ended September 30, 2013 as compared to 2012 is different as a result of the annual tax agreement liability adjustment.  In addition, interest expense decreased as a result of the payments on the federal coal lease obligations.

Other expense for CPE Resources decreased for the three months ended September 30, 2013 as compared to 2012 due to lower interest expense incurred as a result of the payments on the federal coal lease obligations.

Income Tax Provision

The following table presents income tax provision (in millions):

	Three Months Ended
	September 30,		Change
	2013	2012	Amount	Percent
Income tax benefit (expense) (CPE Inc.)	$0.8	$(13.6)	$14.4	105.9
Effective tax rate (CPE Inc.)	(4.6)%	13.8%	(18.4)	(133.3)

Income tax expense (CPE Resources)	$(3.0)	$(3.2)	$0.2	6.3
Effective tax rate (CPE Resources)	10.8%	4.5%	6.3	139.4

Our statutory income tax rate, including state income taxes, is 36%. The difference between the statutory income tax rate and our effective tax rate for the three months ended September 30, 2013 and 2012 is due primarily to changes in our deferred tax valuation allowance resulting from the third quarter annual calculation of our estimate of future taxable income.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Summary

The following table summarizes key results (in millions):

	Nine Months Ended
	September 30,		Change
	2013	2012	Amount	Percent
Total tons sold	66.4	68.7	(2.3)	(3.4)
Total revenue	$1,042.9	$1,141.9	$(99.0)	(8.7)
Net income	$38.1	$145.6	$(107.5)	(73.8)
Adjusted EBITDA (1)	$156.5	$249.8	$(93.3)	(37.3)
Adjusted EPS (1)	$0.43	$1.62	$(1.19)	(73.4)

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

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

The following tables present a reconciliation of net income to Adjusted EBITDA, diluted earnings per common share to Adjusted EPS, and segment Adjusted EBITDA to net income (in millions, except per share amounts):

Adjusted EBITDA

	Nine Months Ended
	September 30,
	2013		2012
Net income		$38.1		$145.6
Interest income		(0.3)		(0.9)
Interest expense		29.8		25.5
Income tax expense		10.5		47.5
Depreciation and depletion		75.6		70.3
Accretion		12.2		9.3
EBITDA		165.9		297.2
Tax agreement expense (benefit) (1)		10.5		(29.0)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (2)	$(25.6)		$(19.5)
Inclusion of cash amounts received (3)	5.7		1.0
Total derivative financial instruments		(19.9)		(18.5)
Expired significant broker contract		—		—
Adjusted EBITDA		$156.5		$249.8

(1)                                 Changes to related deferred taxes are included in income tax expense.

(2)                                 Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                                 Derivative cash gains and losses reflected within operating cash flows.

Adjusted EPS

	Nine Months Ended
	September 30,
	2013		2012
Diluted earnings per common share		$0.62		$2.39
Tax agreement expense including tax impacts of IPO and Secondary Offering		0.01		(0.58)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains	$(0.27)		$(0.20)
Inclusion of cash amounts received	0.06		0.01
Total derivative financial instruments		(0.21)		(0.19)
Expired significant broker contract		—		—
Adjusted EPS		$0.43		$1.62
Weighted-average dilutive shares outstanding (in millions)		61.1		60.9

Adjusted EBITDA by Segment

	Nine Months Ended
	September 30,
	2013		2012
Owned and Operated Mines
Adjusted EBITDA		$145.8		$207.8
Depreciation and depletion		(72.2)		(65.9)
Accretion		(8.4)		(6.7)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	$(0.5)		$0.3
Inclusion of cash amounts paid	0.7		—
Total derivative financial instruments		0.2		0.3
Other		(2.4)		0.5
Operating income		63.0		136.0

Logistics and Related Activities
Adjusted EBITDA		6.2		41.7
Derivative financial instruments:
Exclusion of fair value mark-to-market gains	26.1		19.1
Inclusion of cash amounts received	(6.4)		(1.0)
Total derivative financial instruments		19.7		18.1
Operating income		25.9		59.8

Corporate and Other
Adjusted EBITDA		4.9		1.4
Depreciation and depletion		(3.4)		(4.4)
Accretion		(3.8)		(2.6)
Earnings from unconsolidated affiliates, net of tax		(0.5)		(1.6)
Operating loss		(3.1)		(7.2)

Eliminations
Adjusted EBITDA		(0.4)		(1.2)
Operating loss		(0.4)		(1.2)
Consolidated operating income		85.5		187.4
Interest income		0.3		0.9
Interest expense		(29.8)		(25.5)
Tax agreement expense		(10.5)		29.0
Other, net		2.5		(0.4)
Income tax expense		(10.5)		(47.5)
Earnings from unconsolidated affiliates, net of tax		0.6		1.6
Net income		$38.1		$145.6

Revenue

The following table presents revenue (in millions except per ton amounts):

	Nine Months Ended
	September 30,		Change
	2013	2012	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$13.06	$13.24	$(0.18)	(1.4)
Tons sold	64.3	67.0	(2.7)	(4.0)

Coal revenue	$839.5	$887.0	$(47.5)	(5.4)
Other revenue	$8.9	$7.3	$1.6	21.9
Logistics and Related Activities
Total tons delivered	4.2	4.4	(0.2)	(4.5)
Asian export tons	3.6	3.5	0.1	2.9

Revenue	$203.2	$273.7	$(70.5)	(25.8)
Corporate and Other
Revenue	$33.4	$27.1	$6.3	23.2
Eliminations of Intersegment Sales
Revenue	$(42.1)	$(53.1)	$11.0	20.7
Total Consolidated
Revenue	$1,042.9	$1,141.9	$(99.0)	(8.7)

The decrease in revenue from our Owned and Operated Mines segment was primarily the result of 2.7 million fewer tons of coal sold in 2013 compared to 2012, reflecting the lower demand for PRB coal while domestic electric utility customers continue to normalize their stockpiles. Shipments were also hindered by operational and train delays related to several rain events.  In addition, our realized price per ton sold in 2013 compared to 2012 decreased, reflecting the lower spot price for indexed tons sold. Other revenue consists primarily of dust suppressant additives billed to our customers.

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

Cost of Product Sold

The following table presents cost of product sold (in millions except per ton amounts):

	Nine Months Ended
	September 30,		Change
	2013	2012	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$10.29	$9.64	$0.65	6.7

Cost of product sold (produced coal)	$661.9	$646.0	$15.9	2.5
Other cost of product sold	8.0	7.5	0.5	6.7
Logistics and Related Activities
Cost of product sold	197.4	222.7	(25.3)	(11.4)
Corporate and Other
Cost of product sold	28.1	26.7	1.4	5.2
Eliminations of Intersegment Sales
Cost of product sold	(41.8)	(51.9)	10.1	19.5
Total Consolidated
Cost of product sold	$853.6	$850.9	$2.7	0.3

The cost of product sold and average cost per ton sold for our Owned and Operated Mines segment increased primarily as a result of higher direct operating costs related to weather interruptions, unplanned power plant outages at a small number of major customers, and the impact of production interruptions during maintenance downtime.  In addition, we have experienced cost inflation on our explosives purchases and incurred additional labor and equipment costs associated with longer hauls and increased strip ratios.

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

Operating Income

The following table presents operating income (in millions):

	Nine Months Ended
	September 30,		Change
	2013	2012	Amount	Percent
Owned and Operated Mines
Operating income	$63.0	$136.0	$(73.0)	(53.7)
Logistics and Related Activities
Operating income	25.9	59.8	(33.9)	(56.7)
Corporate and Other
Operating loss	(3.1)	(7.2)	4.1	56.9
Eliminations of Intersegment Sales
Operating loss	(0.4)	(1.2)	0.8	66.7
Total Consolidated
Operating income	$85.5	$187.4	$(101.9)	(54.4)

In addition to the revenue and cost of product sold factors previously discussed, operating income for our Owned and Operated Mines segment decreased due to higher depreciation and depletion and a higher allocation of selling, general and administrative costs to this segment.

Operating income for our Logistics and Related Activities segment decreased primarily due to the revenue and cost of product sold factors previously discussed partially offset by the mark-to-market impact from our international coal forward contracts as a result of declining international coal market prices.  The $25.6 million gain in 2013 was higher as compared to $19.5 million in 2012.

Operating loss for our Corporate and Other segment decreased primarily due to the revenue and cost of product sold factors previously discussed.

Other Income (Expense)

The following table presents other income (expense) (in millions):

	Nine Months Ended
	September 30,		Change
	2013	2012	Amount	Percent
Other income (expense) (CPE Inc.)	$(37.5)	$4.1	$(41.6)	*

Other expense (CPE Resources)	$27.0	$24.9	$2.1	8.4

*            Not meaningful

Other income (expense) for CPE Inc. for the nine months ended September 30, 2013 as compared to 2012 is different as a result of the annual tax agreement liability adjustment.

Other expense for CPE Resources increased for the nine months ended September 30, 2013 as compared to 2012 as it had higher interest expense due to a reduction in the amount of interest capitalized in the current period.

Income Tax Provision

The following table presents income tax provision (in millions):

	Nine Months Ended
	September 30,		Change
	2013	2012	Amount	Percent
Income tax expense (CPE Inc.)	$10.5	$47.5	$(37.0)	(77.9)
Effective tax rate (CPE Inc.)	21.9%	24.8%	(2.9)	(11.7)

Income tax expense (CPE Resources)	$14.3	$37.1	$(22.8)	(61.4)
Effective tax rate (CPE Resources)	24.4%	22.8%	1.6	7.0

Our statutory income tax rate, including state income taxes, is 36%.  The difference between the statutory income tax rate and our effective tax rate for the nine months ended September 30, 2013 and 2012 is due primarily to changes in our valuation allowance resulting from the third quarter annual calculation of our estimate of future taxable income.

Liquidity and Capital Resources

	September 30,	December 31,
	2013	2012
	(in millions)
Cash and cash equivalents	$219.2	$197.7
Investments in marketable securities	80.6	80.3
Total	$299.9	$278.0

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations, investments in marketable securities, and borrowing capacity under CPE Resources’s revolving credit facility and Accounts Receivable Securitization Facility (“A/R Securitization Program”).  In addition, we organized a capital leasing program that could grow over time up to $150 million for some of our capital equipment purchases.  These programs provide flexibility and liquidity to our capital structure.  For further details on the A/R Securitization Program and credit facility, see below.  For further details on the capital leasing program, see Note 10 to our notes to unaudited condensed consolidated financial statements in Item 1.  Cash from operations depends on a number of factors beyond our control, such as the market price for our coal, the quantity of coal required by our customers, coal-fired electricity demand, regulatory changes and energy policies impacting our business, our costs of operating including the market price we pay for diesel fuel and other input costs, as well as costs of logistics including rail and port charges, and other risks and uncertainties, including those discussed in Item 1A “Risk Factors” in our 2012 Form 10-K.

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

CPE Resources and certain of our subsidiaries are parties to the A/R Securitization Program.  In January 2013, we formed CPE Receivables LLC (the “SPE”), a special purpose, bankruptcy-remote wholly-owned subsidiary to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer undivided interests in up to $75 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  At September 30, 2013, the A/R Securitization Program would have allowed for $44.5 million of borrowing capacity.  There were no borrowings from the A/R Securitization Program at September 30, 2013.

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

The borrowing capacity under the Amended Credit Agreement is reduced by the amount of letters of credit issued.  Our ability to borrow under our revolving credit facility is subject to the terms and conditions of the facility, including our compliance with financial and non-financial covenants.  The financial covenants in the Amended Credit Agreement are based on EBITDA (which is defined in the Amended Credit Agreement and is not the same as EBITDA or Adjusted EBITDA otherwise presented), requiring us to maintain defined minimum levels of interest coverage and providing for a defined maximum leverage ratio.  Specifically, the Amended Credit Agreement requires us to maintain (a) a ratio of trailing twelve months EBITDA to consolidated net cash interest expense equal to or greater than 2.75 to 1 (“Interest Ratio”), and (b) a ratio of funded debt to trailing twelve months EBITDA equal to or less than 3.50 to 1 (“Leverage Ratio”).  Our federal coal lease obligations are not considered debt under our covenant calculations.  At September 30, 2013, we were in compliance with the covenants contained in our Amended Credit Agreement.

Based on the Leverage Ratio, our aggregate borrowing capacity under the Amended Credit Agreement and the A/R Securitization Program was approximately $253 million at September 30, 2013.

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

Through September 30, 2013, we made payments of $79.0 million on committed LBAs.  No additional payments are required for the remainder of 2013.  We will continue to explore opportunities to increase our reserve base by acquiring additional coal and surface rights. If we are successful in future bids for coal rights and other growth strategies, our cash flows could be significantly impacted as we would be required to make associated payments.

Our anticipated capital expenditures (excluding capitalized interest and federal lease payments), which we expect will be between $55 million and $65 million in 2013, include our estimates of expenditures necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and the addition of new equipment as necessary.

Subsequent to September 30, 2013, CPE Inc. made a payment to Rio Tinto under the Tax Receivable Agreement of $23.5 million.  Based on our current estimates, we expect to make payments of approximately $14 million each year in 2014 and 2015, and additional payments in subsequent years.  CPE Inc. is obligated to make these payments in accordance with the Tax Receivable Agreement and expects to obtain funding for these payments by causing CPE Resources to distribute cash to CPE Inc.  CPE Inc.’s payments under the Tax Receivable Agreement would be greater if CPE Resources generates taxable income significantly in excess of its current estimated future taxable income over the anticipated life of its mines; for example, if CPE Resources’s proven and probable coal reserves increase beyond its existing tonnage and, as a result, CPE Inc. realizes the full tax benefit of such increased tax bases (or an increased portion thereof).  Required payments under the Tax Receivable Agreement also may increase or become accelerated as a result of certain asset transfers outside the ordinary course of business, a change in control of CPE Resources, or a default by CPE Inc.

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

Overview of Cash Transactions

We started 2013 with $278.0 million of unrestricted cash and cash equivalents and investments in marketable securities.  After capital expenditures and generating cash from our operating activities, we concluded the nine months ended September 30, 2013 with cash and cash equivalents and investments in marketable securities of $299.9 million.

Cash Flows

	Nine Months Ended
	September 30,		Change
	2013	2012	Amount	Percent
	(dollars in millions)
Beginning balance - cash and cash equivalents	$197.7	$404.2	$(206.5)	(51.1)
Net cash provided by operating activities	144.9	202.0	(57.1)	(28.3)
Net cash used in investing activities	(58.9)	(316.2)	257.3	81.4
Net cash used in financing activities	(64.5)	(104.5)	40.0	38.3
Ending balance - cash and cash equivalents	$219.2	$185.5	$33.7	18.2

Beginning balance - marketable securities	$80.3	$75.2	$5.1	6.8
Ending balance - marketable securities	$80.6	$80.3	$0.3	0.4

Cash flows of CPE Inc. and CPE Resources are not significantly different.

The decrease in cash provided by operating activities for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to a $95.9 million decrease in net income adjusted for noncash items, specifically tax agreement adjustments and deferred taxes.  This difference was offset by an increase in working capital of $38.8 million in 2013 as compared to 2012, primarily caused by the timing of payments on accounts payable and accrued expenses, a smaller increase in inventories, and additional cash received on derivative financial instruments.

The decrease in cash used in investing activities for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily related to the acquisition of the Youngs Creek and CX Ranch coal and land assets, partially offset by the release of the remaining $71.2 million of restricted cash in the nine months ended September 30, 2012.

The decrease in cash used in financing activities for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to the higher LBA payments made in the nine months ended September 30, 2012 as compared to the same period in 2013.

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

In June 2013, a Presidential Memorandum was issued to the U.S. Environmental Protection Agency (the “EPA”) directing the agency to issue a new proposal for carbon emission standards for new or future power plants under the Clean Air Act Section 111(b) New Source Performance Standards program by September 20, 2013.  The EPA released a pre-publication version of the new proposal on that date; under the terms of that document new coal-fired power plants would require at least partial capture of carbon emissions to meet the newly proposed standards.  The EPA is anticipated to publish final standards during 2014.  The Presidential Memorandum also directs the EPA to propose carbon emission standards for emissions from existing power plants by June 1, 2014, and to finalize the standards by June 2015.  Furthermore, the Presidential Memorandum establishes a deadline of June 30, 2016 by which states must submit state implementation plans to the EPA for applying the standards to existing power plants in their states.  We believe that any final rules issued by the EPA in this area will be challenged.  Finally, the Presidential Memorandum includes a variety of measures to promote renewable energy including commitments to develop renewable energy on federal lands and provide funding for clean technology research.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of results that can be expected for the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K for a discussion of our critical accounting policies and estimates.

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

Commodity Price Risk

Market risk includes the potential for changes in the market value of our coal portfolio.  Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations.  As of September 30, 2013, we had committed to sell approximately 92.5 million tons during 2013, of which 92.3 million tons are under fixed-price contracts.  A $1 change to the average coal sales price per ton for these 0.2 million unpriced tons would result in an approximate $0.2 million change to the coal sales revenue.  In addition, we entered into certain forward financial contracts linked to Newcastle coal prices to help manage our exposure to variability in future international coal prices.  As of September 30, 2013, we held coal forward contracts for approximately 2.0 million tons which will settle between 2013 and 2016.  A $1 change to the market index price per ton for these coal forward contracts would result in an approximate $1.8 million change to operating income (expense).  During the first quarter of 2013, we commenced the use of futures contracts to help manage our exposure to market changes in domestic coal prices.  As of September 30, 2013, we held domestic coal futures contracts for approximately 1.5 million tons, which will settle in 2014 and 2015.  A $1 change to the market index price per ton for these futures contracts would result in an approximate $1.5 million change to operating income (expense).

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $11.3 million over the next 12 months.  In addition, we use costless collars to manage certain exposures to diesel fuel prices.  As the band of the costless collar is greater than 10%, it had no impact on this calculation.  The terms of the program are disclosed in Note 4 to our notes to unaudited condensed consolidated financial statements in Item 1.  While we would not receive the full benefit of extreme price decreases, the collars mitigate the risk of extreme crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on cash flow.

Interest Rate Risk

Our Amended Credit Agreement and A/R Securitization Program are subject to an adjustable interest rate.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  We had no outstanding borrowings under our credit facility or A/R Securitization Program as of September 30, 2013.  If we borrow funds under the revolving credit facility or A/R Securitization Program, we may be subject to increased sensitivity to interest rate movements.  The $9.8 million of borrowings under the capital lease program are also subject to variable interest rates although any change to the rate would not have a significant impact on cash flow.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

CPE Inc. and CPE Resources each maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports they file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by CPE Inc. and CPE Resources in the reports they file or submit under the Exchange Act is accumulated and communicated to senior management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  The management of each of CPE Inc. and CPE Resources, with the participation of the Chief Executive Officer and Chief Financial Officer of each entity, has evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) of each entity as of September 30, 2013, and has concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents information pursuant to Item 703 of Regulation S-K regarding all share repurchases for the three months ended September 30, 2013:

	Total Number of Shares Purchased (1)	Average Price per Share
July 1 through July 31, 2013	—	$—
August 1 through August 31, 2013	336	16.21
September 1 through September 30, 2013	—	—
Total	336	$16.21

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

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index at page 58 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ MICHAEL BARRETT
Date: October 29, 2013		Michael Barrett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

CLOUD PEAK ENERGY RESOURCES LLC

	By:	/s/ MICHAEL BARRETT
Date: October 29, 2013		Michael Barrett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents

2.1

Purchase and Sale Agreement, dated as of June 29, 2012, among Arrowhead I LLC, Chevron USA Inc., CONSOL Energy Inc., Consolidation Coal Company and Reserve Coal Properties Company (incorporated by reference to Exhibit 2.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

2.2

Purchase and Sale Agreement, dated as of June 29, 2012, among Chevron USA Inc. and Arrowhead I LLC (incorporated by reference to Exhibit 2.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

2.3

Purchase and Sale Agreement, dated as of June 29, 2012, among CONSOL Energy Inc., Consolidation Coal Company, Reserve Coal Properties Company and Arrowhead I LLC (incorporated by reference to Exhibit 2.3 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

3.1

Amended and Restated Certificate of Incorporation of Cloud Peak Energy Inc. effective as of November 25, 2009 (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to Cloud Peak Energy Inc.’s Form S-1 filed on November 2, 2009 (File No. 333-161293))

3.2

Amended and Restated Bylaws of Cloud Peak Energy Inc. effective as of November 25, 2009 (incorporated by reference to Exhibit 3.1 of Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on December 2, 2009 (File No. 001-34547))

3.3

Amended and Restated Certificate of Formation of Cloud Peak Energy Resources LLC (incorporated  by reference to Exhibit 3.1 to Cloud Peak Energy Resources LLC’s Registration Statement on Form S-4/A filed on August 17, 2010 (File No. 333-168639))

3.4

Third Amended and Restated Limited Liability Company Agreement of Cloud Peak Energy Resources LLC, dated as of November 19, 2009, by and among Cloud Peak Energy Inc., Rio Tinto Energy America Inc. and Kennecott Management Services Company (incorporated  by reference to Exhibit 10.5 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

4.1	Form of stock certificate of Cloud Peak Energy Inc. (incorporated by reference to Exhibit 4.1 of Amendment No. 5 to Cloud Peak Energy Inc.’s Form S-1 filed on November 16, 2009 (File No. 333-161293))

4.2

Indenture, dated as of November 25, 2009, by and among Cloud Peak Energy Resources LLC (and its subsidiaries listed on the signature page), Cloud Peak Energy Finance Corp., Wilmington Trust Company and Citibank, N.A. (incorporated  by reference to Exhibit 4.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on December 2, 2009 (File No. 001-34547))

4.3	Form of Exchange Notes (included in Exhibit 4.2 hereto)

10.1*	Amended and Restated Employee Stock Purchase Plan dated October 3, 2013

10.2*	Second Amendment to the Cloud Peak Energy Resources LLC Deferred Compensation Plan

10.3*

First Amendment to Receivables Purchase Agreement, dated as of September 20, 2013, by and among Cloud Peak Energy Receivables LLC, Cloud Peak Energy Resources LLC, Market Street Funding LLC, PNC Bank, National Association, as administrator, and various conduit purchasers

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