Form 10-Q
period 2014-03-31
CLOUD PEAK ENERGY INC.
filed 2014-04-30
CIK 1441849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
☒	☐	☐	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 60,930,368 shares outstanding as of April 22, 2014.

CLOUD PEAK ENERGY INC.

Explanatory Note

On March 25, 2014, Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp. (together with Cloud Peak Energy Resources, the “Issuers”), Cloud Peak Energy Inc., Wilmington Trust Company, as trustee, and Citibank N.A., as securities administrator, entered into the fifth supplemental indenture (the “Fifth Supplemental Indenture”) to the indenture governing the Issuers’ 8.250% Senior Notes due 2017 (which are no longer outstanding) and 8.500% Senior Notes due 2019 (collectively, the “Notes”).  Pursuant to the Fifth Supplemental Indenture, Cloud Peak Energy Inc. has agreed to guarantee the Notes and to be bound by the terms of the indenture governing the Notes applicable to guarantors.  As a result of such guarantee, and pursuant to Rule 12h-5 promulgated under the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 3-10 of Regulation S-X, Cloud Peak Energy Resources LLC is no longer required to file reports under Section 15(d) of the Exchange Act, and has filed a Form 15 in connection therewith.

Unless the context indicates otherwise, the terms “Cloud Peak Energy,” the “Company,” “we,” “us,” and “our” refers to Cloud Peak Energy Inc. and its subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenue	$319,066	$338,052
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion, shown separately)	271,939	276,029
Depreciation and depletion	26,928	23,212
Accretion	4,130	4,127
Derivative financial instruments	(12,734)	(13,652)
Selling, general and administrative expenses	12,441	13,607
Other operating costs	238	110
Total costs and expenses	302,942	303,433
Operating income	16,124	34,619
Other income (expense)
Interest income	124	125
Interest expense	(37,994)	(10,483)
Other, net	(465)	(241)
Total other income (expense)	(38,335)	(10,599)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(22,211)	24,020
Income tax benefit (expense)	6,490	(8,836)
Earnings from unconsolidated affiliates, net of tax	95	211
Net income (loss)	(15,626)	15,395
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	247	444
Postretirement medical plan adjustment	—	30
Income tax on postretirement medical plan and pension adjustments	(89)	(171)
Other comprehensive income (loss)	158	303
Total comprehensive income (loss)	$(15,468)	$15,698

Income (loss) per common share:
Basic	$(0.26)	$0.25
Diluted	$(0.26)	$0.25
Weighted-average shares outstanding - basic	60,741	60,609
Weighted-average shares outstanding - diluted	60,741	61,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$208,177	$231,633
Investments in marketable securities	—	80,687
Accounts receivable	79,786	74,068
Due from related parties	688	742
Inventories, net	80,950	80,144
Deferred income taxes	17,943	18,326
Derivative financial instruments	33,885	26,420
Other assets	25,583	19,541
Total current assets	447,012	531,561

Noncurrent assets
Property, plant and equipment, net	1,629,430	1,654,014
Goodwill	35,634	35,634
Deferred income taxes	97,785	91,361
Other assets	50,830	44,855
Total assets	$2,260,691	$2,357,425

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$61,595	$59,046
Royalties and production taxes	139,185	131,917
Accrued expenses	44,778	41,463
Current portion of tax agreement liability	13,504	13,504
Current portion of federal coal lease obligations	58,958	58,958
Other liabilities	2,651	2,513
Total current liabilities	320,671	307,401

Noncurrent liabilities
Tax agreement liability, net of current portion	90,091	90,091
Senior notes	498,304	596,974
Federal coal lease obligations, net of current portion	63,970	63,970
Asset retirement obligations, net of current portion	246,655	246,081
Other liabilities	53,238	50,859
Total liabilities	1,272,929	1,355,376
Commitments and Contingencies (Note 11)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 61,360 and 61,296 shares issued and 60,930 and 60,896 outstanding at March 31, 2014 and December 31, 2013, respectively)	609	609
Treasury stock, at cost (430 shares and 400 shares at March 31, 2014 and December 31, 2013, respectively)	(6,244)	(5,667)
Additional paid-in capital	561,360	559,602
Retained earnings	442,158	457,784
Accumulated other comprehensive income (loss)	(10,121)	(10,279)
Total equity	987,762	1,002,049
Total liabilities and equity	$2,260,691	$2,357,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(15,626)	$15,395
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	26,928	23,212
Accretion	4,130	4,127
Earnings from unconsolidated affiliates, net of tax	(95)	(211)
Distributions of income from unconsolidated affiliates	1,250	—
Deferred income taxes	(6,490)	7,945
Equity-based compensation expense	1,783	1,676
Derivative mark-to-market (gains) losses	(12,734)	(13,652)
Non-cash interest expense related to early retirement of debt and refinancings	7,338	—
Other	2,964	3,318
Changes in operating assets and liabilities:
Accounts receivable	(5,626)	(22,574)
Inventories, net	(805)	630
Due to or from related parties	54	1,620
Other assets	(6,042)	(6,369)
Accounts payable and accrued expenses	10,788	22,577
Asset retirement obligations	(276)	(327)
Cash received (paid) for derivative financial instruments	5,270	(24)
Net cash provided by (used in) operating activities	12,811	37,343

Investing activities
Purchases of property, plant and equipment	(4,519)	(13,030)
Investments in marketable securities	(8,159)	(13,051)
Maturity and redemption of investments	88,845	12,920
Investment in development projects	(750)	(2,429)
Other	201	23
Net cash provided by (used in) investing activities	75,618	(15,567)

Financing activities
Issuance of senior notes	200,000	—
Repayment of senior notes	(300,000)	—
Payment of deferred financing costs	(12,100)	(863)
Other	215	—
Net cash provided by (used in) financing activities	(111,885)	(863)

Net increase (decrease) in cash and cash equivalents	(23,456)	20,913
Cash and cash equivalents at beginning of period	231,633	197,691
Cash and cash equivalents at end of period	$208,177	$218,604

Supplemental cash flow disclosures:
Interest paid	$6,358	$640
Income taxes paid (refunded)	$(5,970)	$5,377
Supplemental noncash investing and financing activities:
Non-cash interest capitalized	$17	$7,828
Capital expenditures included in accounts payable	$2,028	$4,655
Assets acquired under capital leases	$1,209	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business

Cloud Peak Energy is one of the largest producers of coal in the United States of America (“U.S.”) and the Powder River Basin (“PRB”), based on our 2013 coal sales.  We operate some of the safest mines in the coal industry.  According to MSHA data, in 2013, we had one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.

We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., where we operate three wholly-owned surface coal mines, the Antelope Mine, the Cordero Rojo Mine and the Spring Creek Mine.  We also have two major development projects, the Youngs Creek project and the Crow project, and own a 50% non-operating interest in a fourth surface mine, the Decker Mine.

Our Antelope and Cordero Rojo mines are located in Wyoming and are two of the four largest coal mines in the U.S.  Our Spring Creek Mine is located in Montana.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  We do not produce any metallurgical coal.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation and steam output.  In 2013, the coal we produced generated approximately 4% of the electricity produced in the U.S.

In 2012 we acquired the Youngs Creek project.  This project contains substantial undeveloped coal and complementary surface assets in the Northern PRB adjacent to our Spring Creek Mine.  In January 2013, we entered an option to lease agreement and a corresponding exploration agreement with the Crow Tribe of Indians, which were approved by the Department of the Interior on June 14, 2013.  This coal project (“Crow project”) is located on the Crow Indian Reservation in southeast Montana, near our Spring Creek Mine and Youngs Creek project.  We are in the process of evaluating the development options for the Youngs Creek project and the Crow project, and believe that their proximity to the Spring Creek Mine represents an opportunity to optimize our mine developments in the Northern PRB.  For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.  Our Spring Creek Mine, the Decker Mine, the Youngs Creek project and the Crow project are located in the Northern PRB.

Since 2008, we have grown our sales of PRB coal into the Asian export market.  In 2013, our logistics business was the largest U.S. exporter of thermal coal into South Korea.  We continue to seek ways to increase our future export capacity through existing and proposed Pacific Northwest export terminals, including our option agreement with SSA Marine.  This throughput option agreement with SSA Marine provides us with an option for up to 16 million tonnes of capacity per year through the planned dry bulk cargo Gateway Pacific Terminal at Cherry Point in the State of Washington.  Our potential share of capacity will depend upon the ultimate capacity of the terminal and is subject to the terms of the option agreement.  The terminal will accommodate cape size vessels.  Our option is exercisable following the successful completion of the ongoing permit process for the terminal, which is uncertain.

Principles of Consolidation

We consolidate the accounts of entities in which we have a controlling financial interest under the voting control model.  We account for our 50% non-operating interest in Decker Coal Company (“Decker”) using the proportionate consolidation method, whereby our share of Decker’s assets, liabilities, revenue and expenses are included in our condensed consolidated financial statements.  Investments in other entities that we do not control but have the ability to exercise significant influence over the investee’s operating and financial policies are accounted for under the equity method.  All intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

The interim period unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all footnote disclosures required to be included in annual financial statements by U.S. GAAP.  Accordingly, these unaudited

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2013 and 2012, and for each of the three years ended December 31, 2013, included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position as of March 31, 2014, the results of operations and comprehensive income for the three months ended March 31, 2014 and 2013, and the cash flows for the three months ended March 31, 2014 and 2013, in conformity with U.S. GAAP.

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods.  Significant estimates in these condensed consolidated financial statements include allowances for inventory obsolescence, the calculation of mineral reserves, equity-based compensation expense, workers’ compensation claims, reserves for contingencies and litigation, useful lives of long-lived assets, postretirement employee benefit obligations, assumptions about the amount and timing of future cash flows and related discount rates used in determining asset retirement obligations (“AROs”) and in testing long-lived assets and goodwill for impairment, the recognition and measurement of income tax benefits and related deferred tax asset valuation allowances, assumptions about the timing of future cash flows used in determining the tax agreement liability, and the fair value of financial instruments.  Actual results could differ materially from those estimates.

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

In July 2013, FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefits (“ASU 2013-11”) requiring entities to present unrecognized tax benefits as a reduction to any related deferred tax assets for net operating losses, similar tax losses or tax credit carryforwards if such settlement is required or expected in the event an uncertain tax position is disallowed.  The new presentation guidance is effective for interim and annual periods beginning January 1, 2014.  The adoption of ASU 2013-11 did not affect our results of operations, financial condition or cash flows.

3.  Inventories

Inventories, net, consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Materials and supplies	$77,512	$77,748
Less: Obsolescence allowance	(1,040)	(1,011)
Material and supplies, net	76,472	76,737
Coal inventory	4,478	3,406
Inventories, net	$80,950	$80,144

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  Derivatives

Coal Contracts

We use international coal forward contracts linked to forward Newcastle coal prices to help manage our exposure to variability in future international coal prices.  We use domestic coal futures contracts referenced to the 8800 Btu coal price sold from the PRB, as quoted on the Chicago Mercantile Exchange, to help manage our exposure to market changes in domestic coal prices. At March 31, 2014, we held coal derivative positions that are expected to settle in the following years (in thousands):

	2014	2015	2016	Total
International Coal Forward Contracts
Notional amount (tons)	893	344	132	1,369
Net asset position	$20,271	$9,803	$3,444	$33,518

Domestic Coal Futures Contracts
Notional amount (tons)	540	2,100	120	2,760

Amounts due to us or to the exchange as a result of changes in the market price of our open domestic coal futures contracts and to fulfill margin requirements are received or paid through our brokerage bank on a daily basis; therefore, there is no asset or liability on the consolidated balance sheets.

WTI Collars

We use costless collars to help manage our exposure to market changes in diesel fuel prices.  The collars are indexed to the West Texas Intermediate (“WTI”) crude oil price as quoted on the New York Mercantile Exchange.  As such, the nature of the collar does not directly offset market changes to our diesel costs.  Under a collar agreement, we pay the difference between the monthly average index price and a floor price if the index price is below the floor, and we receive the difference between the ceiling price and the monthly average index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and ceiling prices.  While we would not receive the full benefit of extreme price decreases, the collars mitigate the risk of extreme crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on our cash flow.  At March 31, 2014, we held the following WTI collars:

	March 31, 2014
Settlement	Notional	Weighted-Average per Barrel
Period	Amount	Floor	Ceiling
	(barrels, in thousands)
2014	435	$70.88	$111.55
2015	132	66.50	106.50
Total	567	$69.86	$110.37

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offsetting and Balance Sheet Presentation

	March 31, 2014
	Gross Amounts of Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities

International coal forward contracts	$33,518	$—	$—	$—	$33,518	$—
WTI collars	367	—	—	—	367	—
Total	$33,885	$—	$—	$—	$33,885	$—

	December 31, 2013
	Gross Amounts of Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities

International coal forward contracts	$26,712	$(349)	$(349)	$349	$26,363	$—
WTI collars	58	—	—	—	58	—
Total	$26,770	$(349)	$(349)	$349	$26,420	$—

Net amounts of international coal forward contracts and WTI collar assets are included in the Derivative financial instruments line in the consolidated balance sheets.  There were no cash collateral requirements at March 31, 2014 or December 31, 2013.

Derivative Gains and Losses

Derivative mark-to-market (gains) and losses recognized in the consolidated statement of operations and comprehensive income were as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
International coal forward contracts	$(10,592)	$(13,783)
Domestic coal futures contracts	(1,833)	24
WTI collars	(309)	107
Total	$(12,734)	$(13,652)

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•                  Level 2 is defined as observable inputs other than Level 1 prices.  These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Our Level 2 assets and liabilities include investments in marketable securities, primarily asset-backed securities, and derivative financial instruments with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.

•                  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We have no Level 3 investments as of March 31, 2014 or December 31, 2013.

The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheets (in thousands):

	Fair Value at March 31, 2014
Description	Level 1	Level 2	Total
Assets
Money market funds (1)	$118,491	$—	$118,491
Derivative financial instruments	$—	$33,885	$33,885

	Fair Value at December 31, 2013
Description	Level 1	Level 2	Total
Assets
Money market funds (1)	$140,438	$—	$140,438
Derivative financial instruments	$—	$26,420	$26,420
Investments in marketable securities	$—	$80,687	$80,687

(1)                                 Included in cash and cash equivalents in the consolidated balance sheets along with $89.7 million and $91.2 million of demand deposits at March 31, 2014 and December 31, 2013, respectively.

We did not have any transfers between levels during the three months ended March 31, 2014.  Our policy is to value all transfers between levels using the beginning of period valuation.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Senior Notes

Senior notes consisted of the following (in thousands):

	March 31, 2014			December 31, 2013
	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
8.25% senior notes due 2017, net of unamortized discount	$—	$—	$—	$300,000	$298,727	$313,125

8.50% senior notes due 2019, net of unamortized discount	300,000	298,304	325,875	300,000	298,248	325,500

6.375% senior notes due 2024	200,000	200,000	206,750	—	—	—
Total senior notes	$500,000	$498,304	$532,625	$600,000	$596,974	$638,625

(1)                               The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.

On March 11, 2014, Cloud Peak Energy Resources LLC and Cloud Peak Energy Finance Corp. (collectively, the “Issuers”) issued $200 million aggregate principal amount of 6.375% Senior Notes due 2024 (“2024 Notes”) at an issue price of 100% of the face amount. We used the net proceeds to fund a portion of the Issuers’ tender offer and consent solicitation for the Issuers’ previously existing 8.25% Senior Notes due 2017 (“2017 Notes”), as discussed below. There are no mandatory redemption or sinking fund payments for the 2024 Notes and interest payments are due semi-annually on March 15 and September 15, beginning on September 15, 2014.  Subject to certain limitations, we may redeem some or all of the 2024 Notes by paying specified redemption prices in excess of their principal amount, plus accrued and unpaid interest, if any, prior to March 15, 2022, or by paying their principal amount thereafter, plus accrued and unpaid interest, if any.

Debt issuance costs of $5.0 million, including underwriting discounts and commissions, were incurred in connection with the issuance of the 2024 Notes.  These costs have been deferred and are being amortized to interest expense over the term of the 2024 Notes using the straight-line method which approximates the effective interest method.

The senior notes are jointly and severally guaranteed by Cloud Peak Energy Inc. and all of our existing and future restricted subsidiaries that guarantee our debt under our credit facility.  See Note 9.  Substantially all of our consolidated subsidiaries, excluding Decker and Cloud Peak Energy Receivables LLC, are considered to be restricted subsidiaries and guarantee the senior notes.

The indentures governing the senior notes, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness and issue preferred equity; pay dividends or distributions; repurchase equity or repay subordinated indebtedness; make investments or certain other restricted payments; create liens; sell assets; enter into agreements that restrict dividends, distributions, or other payments from restricted subsidiaries; enter into transactions with affiliates; and consolidate, merge, or transfer all or substantially all of their assets and the assets of their restricted subsidiaries on a combined basis.

Upon the occurrence of certain transactions constituting a “change in control” as defined in the indentures, holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

During the three months ended March 31, 2014, we used the proceeds from the 2024 Notes, together with cash on hand, to repurchase and redeem $300 million aggregate principal amount of the 2017 Notes.  We recognized a loss on early retirement of debt of $19.3 million, which was comprised of $13.8 million related to the premium paid in excess of par, $5.1

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million related to the write-off of deferred financing costs and original issue discount, and $0.4 million in related expenses.  The loss is classified in Interest expense in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2014.

7.  Federal Coal Lease Obligations

Federal coal lease obligations consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Federal coal lease obligations, current	$58,958	$58,958
Federal coal lease obligations, noncurrent	63,970	63,970
Total federal coal lease obligations	$122,928	$122,928

Our federal coal lease obligations, as reflected in the consolidated balance sheets, consist of obligations payable to the Bureau of Land Management of the U.S. Department of the Interior (the “BLM”) discounted at an imputed interest rate.  Imputed interest is included in accrued expenses.

We have the following federal coal lease payments (dollars in thousands):

			March 31, 2014		December 31, 2013
	Annual	Imputed	Carrying	Fair	Carrying	Fair
Payment Dates	Payment	Interest Rate	Value	Value (1)	Value	Value (1)
July 1, 2011 – 2015	$59,545	8.50%	105,460	117,425	105,460	116,664
September 1, 2011 – 2015	$9,862	8.50%	17,467	19,387	17,467	19,255
			$122,928	$136,812	$122,928	$135,919

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Asset Retirement Obligations

Changes in the carrying amount of our asset retirement obligations were as follows (in thousands):

	2014	2013
Balance at January 1,	$247,329	$240,634
Accretion expense	4,130	4,127
Revisions to estimated future reclamation cash flows	(3,410)	(2,057)
Payments	(276)	(327)
Balance at March 31,	247,773	242,377
Less: current portion	(1,118)	(3,693)
Asset retirement obligation, net of current portion	$246,655	$238,684

Revisions to estimated future reclamation cash flows reflect our regular updates to our estimated costs of closure activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages, the timing of the reclamation activities, and third-party unit costs as of March 31, 2014 and 2013.

9.  Other Obligations

Capital Equipment Lease Obligations

From time to time, we enter into capital leases on equipment under various lease schedules, which are subject to a master lease agreement, and are pre-payable at our option.  Interest on the leases is based on the one-month London Interbank Offered Rate (“LIBOR”) plus 1.95% for a current rate of 2.11% as of March 31, 2014.  The gross value of property, plant and equipment under capital leases was $11.4 million as of March 31, 2014 and related to the leasing of mining equipment. The accumulated depreciation for these items was $1.0 million at March 31, 2014, and changes thereto have been included in depreciation, depletion and amortization in the consolidated statements of operations.  Due to the variable nature of the imputed interest, fair value is equal to carrying value.

Future payments on capital equipment lease obligations are as follows (in thousands):

Year Ended December 31,
2014	$1,410
2015	1,807
2016	1,772
2017	1,739
2018	1,704
Thereafter	2,520
Total	10,951
Less: interest	689
Total principal payments	10,262
Less: current portion	1,633
Capital equipment lease obligations, net of current portion	$8,629

Accounts Receivable Securitization

On February 11, 2013, we executed an Accounts Receivable Securitization Facility (“A/R Securitization Program”) with a committed capacity of up to $75 million.  Certain of our subsidiaries are parties to the A/R Securitization Program.  In January 2013, we formed Cloud Peak Energy Receivables LLC (the “SPE”), a special purpose, bankruptcy-remote wholly-

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

owned subsidiary, to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer undivided interests in up to $75 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  At March 31, 2014, the A/R Securitization Program would have allowed for $48.0 million of borrowing capacity.  There were no borrowings from the A/R Securitization Program at March 31, 2014.  The SPE is consolidated into our financial statements.

Credit Facility

On February 21, 2014, Cloud Peak Energy Resources LLC entered into a five-year Credit Agreement with PNC Bank, National Association, as administrative agent, and a syndicate of lenders (the “Credit Agreement”).  The Credit Agreement provides us with a senior secured revolving credit facility with a capacity of up to $500 million that can be used to borrow funds or issue letters of credit.  The borrowing capacity under the Credit Agreement is reduced by the amount of letters of credit issued, which may be up to $250 million. Subject to the satisfaction of certain conditions, we may elect to increase the size of the revolving credit facility and/or request the addition of one or more new tranches of term loans in an amount up to the greater of (i) $200 million or (ii) our EBITDA (which is defined in the Credit Agreement) for the preceding four fiscal quarters.  The Credit Agreement provides for the designation of a foreign restricted subsidiary as a borrower, subject to certain conditions and approvals.

The Credit Agreement replaces our previous $500 million amended and restated credit agreement dated June 3, 2011.  There were no borrowings outstanding under the previous credit facility at the time of replacement or at December 31, 2013.  At the time of replacement, we recorded a charge of $2.2 million in interest expense to write off certain deferred financing costs as certain banks of the syndicate changed, and we recorded $8.6 million of new deferred financing costs.  The aggregate deferred financing costs are being amortized on a straight-line basis to interest expense over the five-year term of the Credit Agreement.

The Credit Agreement contains certain financial covenants based on EBITDA (as defined in the Credit Agreement), specifically requiring us to maintain a ratio of (a) EBITDA to consolidated net cash interest expense equal to or greater than 2.00 to 1, and (b)  senior secured funded debt, less unrestricted cash and marketable securities (net secured debt) to EBITDA equal to or less than (i) 3.00 to 1 through December 31, 2015, (ii) 2.75 to 1 from January 1, 2016 through December 31, 2016 and (iii) 2.50 to 1 from January 1, 2017 through maturity.  The credit facility and capital leases are considered senior secured funded debt under the covenant calculations whereas federal coal lease obligations, accounts receivable securitizations and senior notes are not considered senior secured funded debt.

The Credit Agreement also revises other non-financial covenants, including covenants related to our ability to incur additional debt or take other corporate actions.  The Credit Agreement also contains customary events of default with customary grace periods and thresholds.  Our ability to access the available funds under the credit facility may be prohibited in the event that we do not comply with the covenant requirements or if we default on our obligations under the Credit Agreement.

Loans under the Credit Agreement bear interest at LIBOR plus an applicable margin of between 2.00% and 2.75%, depending on our net total leverage to EBITDA ratio.  We pay the lenders a commitment fee between 0.375% and 0.50% per year, depending on our net total leverage to EBITDA ratio, on the unused amount of the credit facility.  Letters of credit issued under the credit facility, unless drawn upon, will incur a per annum fee from the date at which they are issued between 2.00% and 2.75% depending on our net total leverage to EBITDA ratio.  Letters of credit that are drawn upon are converted to loans.  In addition, in connection with the issuance of a letter of credit, we are required to pay the issuing bank a fronting fee of 0.125% per annum.

Our obligations under the Credit Agreement are secured by substantially all of our assets and substantially all of the assets of certain of our subsidiaries, subject to certain permitted liens and customary exceptions for similar coal financings. Our obligations under the Credit Agreement are also supported by a guarantee by Cloud Peak Energy Inc. and by our domestic restricted subsidiaries.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the Credit Agreement, the subsidiaries of Cloud Peak Energy Inc. are permitted to make distributions to Cloud Peak Energy Inc. to enable it to pay federal, state and local income and certain other taxes it incurs that are attributable to the business and operations of its subsidiaries and to enable Cloud Peak Energy Inc. to pay amounts on the tax agreement liability.  In addition, as long as no default under the Credit Agreement exists, the subsidiaries of Cloud Peak Energy Inc. also may make annual distributions to Cloud Peak Energy Inc. to fund dividends or repurchases of Cloud Peak Energy Inc.’s stock and additional distributions in accordance with certain distribution limits in the Credit Agreement.  Finally, the subsidiaries of Cloud Peak Energy Inc. may make loans to Cloud Peak Energy Inc. subject to certain limitations in the Credit Agreement.

As of March 31, 2014, no borrowings were outstanding under the credit facility, and we were in compliance with the covenants contained in the Credit Agreement.  Our aggregate borrowing capacity under the Credit Agreement and the A/R Securitization Program was approximately $548 million at March 31, 2014.

10.  Interest Expense

Interest expense consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Senior notes	$12,015	$12,563
Credit facility unutilized fee	661	671
Federal coal lease obligations imputed interest	2,612	3,985
Amortization of deferred financing costs and original issue discount	1,137	1,077
Other	75	15
Subtotal	16,500	18,311

Premium on early retirement of debt	13,837	—
Write-off of deferred financing costs and original issue discount	7,338	—
Other	348	—
Total cost of early retirement of debt and refinancings	21,522	—
Total interest expense	38,022	18,311
Less interest capitalized	(28)	(7,828)
Net interest expense	$37,994	$10,483

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  Commitments and Contingencies

Commitments

Purchase Commitments

We had outstanding purchase commitments consisting of the following (in thousands):

	March 31,	December 31,
	2014	2013
Capital commitments
Equipment	$3,252	$5,851
Land	24,663	23,700

Supplies and services
Coal purchase commitments	$1,286	$—
Transportation agreements	220,169	226,006
Materials and supplies	15,872	18,060

Contingencies

Litigation

West Antelope II LBA Challenges

Challenges Against the BLM’s Leasing Process; Intervention by Cloud Peak Energy and Others — On May 3, 2010, WildEarth Guardians, Defenders of Wildlife and Sierra Club (collectively, “WildEarth”) and the Powder River Basin Resource Council (“PRBRC”) filed appeals with the Interior Board of Land Appeals (“IBLA”) regarding the U.S. Bureau of Land Management’s (“BLM”) decision to offer the West Antelope II (“WAII”) coal tracts for lease. On June 29, 2010, WildEarth voluntarily dismissed its appeal.  On July 13, 2010, WildEarth filed a complaint in the United States District Court for the District of Columbia (“D.C. District Court”) challenging the BLM’s decision.  On November 2, 2010, the IBLA issued a decision in PRBRC’s appeal, rejecting all of PRBRC’s arguments and affirming the BLM’s decision in all respects.  On January 3, 2011, PRBRC filed a complaint in the D.C. District Court appealing the IBLA decision.  On May 8, 2011, the D.C. District Court consolidated the WildEarth and PRBRC challenges.  Antelope Coal LLC, a wholly-owned subsidiary of Cloud Peak Energy, (along with the National Mining Association and the State of Wyoming) intervened in the consolidated action on the side of the BLM.  In the consolidated action, WildEarth and PRBRC requested that the court vacate the BLM’s authorization, sale and issuance of the WAII leases and enjoin any coal mining activity on the leases until the BLM and the U.S. Fish and Wildlife Service had undertaken additional environmental analysis requested by the plaintiff organizations.

Award of LBAs to Cloud Peak Energy — On May 11, 2011, the BLM held a competitive sale for the WAII North Tract.  On June 15, 2011, the BLM held a competitive sale for the WAII South Tract.  Antelope Coal LLC was the successful high bidder in both sales, and the BLM issued leases to Antelope Coal LLC for the North Tract effective July 1, 2011 and for South Tract effective September 1, 2011.

District Court and Court of Appeals Rejection of Challenges  — On July 30, 2012, the D.C. District Court rejected WildEarth’s and PRBRC’s consolidated challenge to the IBLA decision and denied their request that the court vacate the WAII leases as well as their requested injunction against coal mining activity on the leases.  On September 25, 2012 and September 26, 2012, PRBRC and WildEarth, respectively, filed notices of appeal in the United States Circuit Court of Appeals for the District of Columbia.  Oral argument was held in November 2013.  Both groups appealed the decision issued by the D.C. District Court and did not specify what relief they sought from the appellate court other than for the appellate court to reverse the decision of the D.C. District Court.  Antelope Coal LLC was a respondent-intervenor in the consolidated appeal.  On December 24, 2013, the Court of Appeals affirmed the District Court’s grant of summary judgment to the

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

defendants.  On February 24, 2014, the Court of Appeals issued its mandate.  Plaintiffs/Appellants did not seek review by the U.S Supreme Court and the appeal is therefore concluded.

Other Legal Proceedings

We are involved in other legal proceedings arising in the ordinary course of business and may become involved in additional proceedings from time to time.  We believe that there are no other legal proceedings pending that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.  Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or an accrual within a particular fiscal period may adversely impact our results of operations for that period.  In addition to claims and lawsuits against us, our leases by application (“LBAs”), permits, and other industry regulatory processes and approvals, including those applicable to the utility and coal logistics and transportation industries, may also be subject to legal challenges that could adversely impact our mining operations and results.

Tax Contingencies

Our income tax calculations are based on application of the respective U.S. federal or state tax laws.  Our tax filings, however, are subject to audit by the respective tax authorities.  Accordingly, we recognize tax benefits when it is more likely than not a position will be upheld by the tax authorities.  To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense.

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

Concentrations of Risk and Major Customers

For the three months ended March 31, 2014 and 2013, there was no single customer that represented 10% or more of consolidated revenue.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  The credit risk is controlled through credit approvals and monitoring procedures.

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

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company, or provide a letter of credit, typically through a bank.  Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  As of March 31, 2014, we had $677.5  million of surety bonds outstanding (including our proportional share of the Decker Mine) to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  Postretirement Medical Plan

We maintain an unfunded postretirement medical plan to provide certain postretirement medical benefits to eligible employees.  Net periodic postretirement benefit costs included the following components (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Service cost	$1,038	$1,238
Interest cost	464	418
Amortization of prior service cost	247	444
Net periodic benefit cost	$1,749	$2,100

13.  Related Party Transactions

Related party activity consists of coal sales to our 50% owned coal marketing company and equity method investment, Venture Fuels Partnership, as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Sales of coal to Venture Fuels Partnership	$1,661	$171

14.  Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax are as follows (in thousands):

	Three Months Ended March 31,
	2014			2013
	Post- retirement Medical Plan	Decker Defined Benefit Pension	Total	Post- retirement Medical Plan	Decker Defined Benefit Pension	Total
Beginning balance, January 1	$(6,517)	$(3,763)	$(10,279)	$(14,684)	$(5,777)	$(20,461)
Other comprehensive income (loss) before reclassifications	—	—	—	19	—	19
Amounts reclassified from accumulated other comprehensive income (loss)	158	—	158	284	—	284
Net current period other comprehensive income (loss)	158	—	158	303	—	303
Ending balance, March 31	$(6,359)	$(3,763)	$(10,121)	$(14,381)	$(5,777)	$(20,158)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The reclassifications out of AOCI are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Postretirement Medical Plan (1)
Amortization of prior service costs included in cost of product sold (2)	$209	$371
Amortization of prior service costs included in selling, general and administrative expenses (2)	38	73
Total before tax	247	444
Tax benefit	(89)	(160)
Amounts reclassified from accumulated other comprehensive income (loss)	$158	$284

(1)                                 See Note 12 for the computation of net periodic postretirement benefit costs.

(2)                                 Presented on the consolidated statements of operations and comprehensive income.

15.  Earnings (Loss) per Share

Dilutive potential shares of common stock may include restricted stock and units, options, and performance units issued under our Long Term Incentive Plan (“LTIP”).  We apply the treasury stock method to determine dilution from restricted stock and units, options, and performance units.

The following table summarizes the calculation of diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Numerator for calculation of diluted earnings (loss) per share:
Net income (loss)	$(15,626)	$15,395
Denominator for basic income (loss) per share — weighted-average shares outstanding	60,741	60,609
Dilutive effect of stock equivalents	—	484
Denominator for diluted earnings (loss) per share	60,741	61,093
Diluted earnings (loss) per share	$(0.26)	$0.25

For the periods presented, the following items were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Restricted stock and units	736	200
Options outstanding	641	131
Employee stock purchase plan	7	5

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.  Segment Information

We have reportable segments of Owned and Operated Mines, Logistics and Related Activities, and Corporate and Other.

Our Owned and Operated Mines segment is characterized by the predominant focus on thermal coal production where the sale occurs at the mine site and where title and risk of loss pass to the customer at that point.  This segment includes our Antelope Mine, Cordero Rojo Mine, and Spring Creek Mine.  Sales in this segment are primarily to domestic electric utilities; although a portion is made to our Logistics and Related Activities segment.  Sales between reportable segments are priced based on prevailing market prices.  Our mines utilize surface mining extraction processes and are all located in the PRB.  The gains and losses resulting from our domestic coal futures contracts and WTI collar derivative financial instruments are reported within this segment.

Our Logistics and Related Activities segment is characterized by the services we provide to our international and domestic customers where we deliver coal to the customer at a terminal or the customer’s plant or other delivery point, remote from our mine site.  Services provided include: the purchase of coal from third parties or from our owned and operated mines as well as the contracting and coordination of the transportation and other handling services from third-party operators — typically rail and terminal companies.  Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process.  Title and risk of loss pass to the customer in accordance with the contract and typically occur at a vessel loading terminal, a vessel unloading terminal or an end use facility.  Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment.  The gains and losses resulting from our international coal forward derivative financial instruments are reported within this segment.

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

Our chief operating decision maker uses Adjusted EBITDA as the primary measure of segment reporting performance.  EBITDA represents net income (loss) before (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, (4) amortization, and (5) accretion.  Adjusted EBITDA represents EBITDA as further adjusted for specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are:  (1) adjustments to exclude the updates to the tax agreement liability, including tax impacts of the IPO and Secondary Offering, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid, and (3) adjustments to exclude a significant broker contract that expired in the first quarter of 2010.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue

The following table presents revenue (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Owned and Operated Mines	$269,599	$278,774
Logistics and Related Activities	58,514	65,870
Corporate and Other	4,373	5,828
Eliminations of intersegment sales	(13,420)	(12,421)
Consolidated revenue	$319,066	$338,052

The following table presents revenue from external customers by geographic region (in thousands):

	Three Months Ended
	March 31,
	2014	2013
United States	$267,230	$280,481
South Korea	50,943	23,123
Other	893	34,448
Total revenue from external customers	$319,066	$338,052

We attribute revenue to individual countries based on the location of the physical delivery of the coal.  All of our revenue for the three months ended March 31, 2014 and 2013 originated in the U.S.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Adjusted EBITDA

The following table reconciles segment Adjusted EBITDA to net income (loss) (in thousands):

	Three Months Ended March 31,
	2014		2013
Adjusted EBITDA
Owned and Operated Mines		$41,196		$45,662
Logistics and Related Activities		371		1,365
Corporate and Other		(1,868)		1,492
Eliminations		(351)		(268)
Consolidated Adjusted EBITDA		39,348		48,251
Interest expense, net		(37,870)		(10,358)
Depreciation, depletion and accretion		(31,058)		(27,339)
Income tax benefit (expense)		6,490		(8,836)
Tax agreement (expense) benefit (1)		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses) (2)	$12,734		$13,652
Inclusion of cash amounts (received) paid (3)	(5,270)		24
Total derivative financial instruments		7,464		13,676
Expired significant broker contract		—		—

Net income (loss)		$(15,626)		$15,395

(1)                                 Changes to related deferred taxes are included in income tax expense.

(2)                                 Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                                 Derivative cash gains and losses reflected within operating cash flows.

Total Assets

The following table presents total assets (in thousands):

	March 31,	December 31,
	2014	2013
Owned and Operated Mines	$1,755,612	$1,761,406
Logistics and Related Activities	58,067	55,770
Corporate and Other	447,110	540,432
Eliminations	(98)	(183)
Consolidated assets	$2,260,691	$2,357,425

As of March 31, 2014 and December 31, 2013, all of our long-lived assets were located in the U.S.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capital Expenditures

The following table presents purchases of property, plant and equipment, investment in development projects, and assets acquired under capital leases (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Owned and Operated Mines	$5,645	$14,196
Logistics and Related Activities	—	179
Corporate and Other	833	1,085
Eliminations	—	—
Consolidated	$6,478	$15,460

17.  Equity-Based Compensation

The LTIP permits awards to our employees, which do not include Decker employees, and eligible non-employee directors.  The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.  Equity-based compensation expense is recorded primarily within selling, general, and administrative expenses in our consolidated statements of operations.  As of March 31, 2014, unrecognized compensation cost related to equity-based compensation was $13.9 million, which will be recognized over a weighted-average period of 2.2 years prior to vesting.

Restricted Stock and Restricted Stock Units

We granted restricted stock and restricted stock units under the LTIP to eligible employees and directors.  Generally, the related agreements provide that restricted stock issued to employees will fully vest on the third anniversary of the grant date.  However, the restricted stock will pro-rata vest sooner if an employee grantee terminates employment with or stops providing services to us because of death, disability, redundancy or retirement.  The restricted stock will fully vest if an employee is terminated without cause within two years after a change in control occurs (as such term is defined in the LTIP).  Restricted stock units are granted to our directors and generally vest upon their resignation or retirement.  They will pro-rata vest if a director resigns or retires within one year of the date of grant.

A summary of restricted stock and restricted stock unit award activity is as follows (in thousands, except per share data):

	Number	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested shares at January 1, 2014	372	$18.51
Granted	132	19.01
Forfeited	(3)	18.43
Vested	(74)	20.80
Non-vested shares at March 31, 2014	427	$18.27

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Performance-Based Share Units

The LTIP allows for the award of performance-based share units which cliff vest after three years, subject to continued employment (with accelerated vesting upon a change in control) and total stockholder return performance.  Performance-based share units granted represent the number of shares of common stock to be awarded based on the achievement of targeted performance levels related to pre-established total stockholder return goals over a three-year period and may range from 0% to 200% of the targeted amount.  The grant date fair value of the awards is based upon a Monte Carlo simulation and is amortized over the performance period.

A summary of performance-based share unit award activity is as follows (in thousands, except per share data):

	Number	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested units at January 1, 2014	415	$18.94
Granted	202	25.63
Forfeited	(6)	22.38
Non-vested units at March 31, 2014	610	$21.12

The assumptions used to estimate the fair value of the performance-based share units granted on March 14, 2014 are as follows:

Risk-free interest rate	0.7%
Expected volatility	38.3%
Term	2.8 years
Fair value (per share)	$25.63

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of non-qualified stock option activity is as follows (in thousands, except per option and year amounts):

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per option)	(years)
Options outstanding at January 1, 2014	1,439	$16.17	6.70	$2,999
Granted	219	19.35		—
Exercised	(195)	15.00		923
Forfeited	(6)	18.36		17
Options outstanding at March 31, 2014	1,457	$16.79	7.06	$6,337
Exercisable at March 31, 2014	854	$15.93	5.68	$4,448
Vested and expected to vest at March 31, 2014	1,392	$16.69	6.93	$6,194

(1)                                 The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at period-end.

We used the Black-Scholes option pricing model to determine the fair value of stock options.  Determining the fair value of equity-based awards requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, and the associated volatility.  As we have limited historical exercise history, expected option life assumptions were developed using the simplified method as outlined in Topic 14, Share-Based Payment, of the Staff Accounting Bulletin Series.  We utilized U.S. Treasury yields as of the grant date for our risk-free interest rate assumption, matching the treasury yield terms to the expected life of the option.  We blended our limited historical volatility with a 6.5 year peer historical lookback to develop our expected volatility.

The assumptions used to estimate the fair value of options granted on March 14, 2014 are as follows:

Risk-free interest rate	2.1%
Expected option life	6.5 years
Expected volatility	43.3%
Fair value (per option)	$8.89

18.  Supplemental Guarantor/Non-Guarantor Financial Information

On March 25, 2014, Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp. (together with Cloud Peak Energy Resources LLC, the “Issuers”), Cloud Peak Energy Inc., Wilmington Trust Company, as trustee, and Citibank N.A. as securities administrator, entered into the fifth supplemental indenture (the “Fifth Supplemental Indenture”) to the indenture governing the Issuers’ 8.250% Senior Notes due 2017 and 8.500% Senior Notes due 2019 (collectively, the “Notes”).  Pursuant to the Fifth Supplemental Indenture, Cloud Peak Energy Inc. has agreed to guarantee the Notes and to be bound by the terms of the indenture governing the Notes applicable to guarantors.  As a result of such guarantee, and pursuant to Rule 12h-5 promulgated under the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 3-10 of Regulation S-X, Cloud Peak Energy Resources LLC is no longer required to file reports under Section 15(d) of the Exchange Act and filed a Form 15 in connection therewith.

In accordance with the indentures governing the senior notes, Cloud Peak Energy Inc. and certain of our wholly-owned U.S. subsidiaries (the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed the senior notes on a joint and several basis.  These guarantees of either series of senior notes are subject to release in the following customary circumstances:

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•                  a sale or other disposition (including by way of consolidation or merger or otherwise) of the Guarantor Subsidiary or the sale or disposition of all or substantially all the assets of the Guarantor Subsidiary (other than to Cloud Peak Energy Inc. or a Restricted Subsidiary (as defined in the applicable indenture) of Cloud Peak Energy Inc.) otherwise permitted by the applicable indenture,

•                  a disposition of the majority of the capital stock of a  Guarantor Subsidiary to a third person otherwise permitted by the applicable indenture, after which the applicable Guarantor Subsidiary is no longer a Restricted Subsidiary,

•                  upon a liquidation or dissolution of a Guarantor Subsidiary so long as no default under the applicable indenture occurs as a result thereof,

•                  the designation in accordance with the applicable indenture of the Guarantor Subsidiary as an Unrestricted Subsidiary or the Guarantor Subsidiary otherwise ceases to be a Restricted Subsidiary of Cloud Peak Energy Inc. in accordance with the applicable indenture,

•                  defeasance or discharge of such series of senior notes; or

•                  the release, other than the discharge through payment by the Guarantor Subsidiary, of all other guarantees by such Restricted Subsidiary of Debt (as defined in the applicable indenture) of either issuer of the senior notes or (in the case of the indenture for the 2024 Notes) the debt of another Guarantor Subsidiary under the Credit Agreement.

Separate financial statements and other disclosures concerning Cloud Peak Energy Inc. and the Guarantor Subsidiaries are not presented because management believes that such information is not material to the senior note holders.  The following historical financial statement information is provided for Cloud Peak Energy Inc. and the Guarantor/Non-Guarantor Subsidiaries:

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended March 31, 2014
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$1,900	$—	$315,101	$3,965	$(1,900)	319,066
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion and accretion, shown separately)	—	169	266,596	5,174	—	271,939
Depreciation and depletion	—	757	26,389	(218)	—	26,928
Accretion	—	—	3,114	1,016	—	4,130
Derivative financial instruments	—	—	(12,734)	—	—	(12,734)
Selling, general and administrative expenses	1,900	198	12,243	—	(1,900)	12,441
Other operating costs	—	45	193	—	—	238
Total costs and expenses	1,900	1,169	295,801	5,972	(1,900)	302,942
Operating income (loss)	—	(1,169)	19,300	(2,007)	—	16,124
Other income (expense)
Interest income	—	124	—	—	—	124
Interest expense	—	(35,116)	(2,779)	(99)	—	(37,994)
Other, net	—	(664)	113	87	—	(465)
Total other income (expense)	—	(35,656)	(2,666)	(12)	—	(38,335)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	—	(36,825)	16,634	(2,019)	—	(22,211)
Income tax benefit (expense)	—	9,129	(3,291)	652	—	6,490
Earnings from unconsolidated affiliates, net of tax	—	(16)	110	—	—	95
Earnings (losses) from consolidated affiliates, net of tax	(15,626)	12,086	(1,367)	—	4,907	—
Net income (loss)	(15,626)	(15,626)	12,086	(1,367)	4,907	(15,626)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	247	247	247	—	(494)	247
Income tax on postretirement medical plan adjustments	(89)	(89)	(89)	—	178	(89)
Other comprehensive income (loss)	158	158	158	—	(316)	158
Total comprehensive income (loss)	$(15,468)	$(15,468)	$12,244	$(1,367)	$4,591	$(15,468)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended March 31, 2013
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$2,231	$1	$335,565	$2,486	$(2,231)	338,052
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion and accretion, shown separately)	—	8	272,455	3,566	—	276,029
Depreciation and depletion	—	652	23,249	(689)	—	23,212
Accretion	—	—	2,938	1,189	—	4,127
Derivative financial instruments	—	—	(13,652)	—	—	(13,652)
Selling, general and administrative expenses	2,231	265	13,342	—	(2,231)	13,607
Other operating costs	—	—	110	—	—	110
Total costs and expenses	2,231	925	298,442	4,066	(2,231)	303,433
Operating income (loss)	—	(924)	37,123	(1,580)	—	34,619
Other income (expense)
Interest income	—	125	—	—	—	125
Interest expense	—	(10,147)	(276)	(60)	—	(10,483)
Other, net	—	(158)	(283)	200	—	(241)
Total other income (expense)	—	(10,180)	(559)	140	—	(10,599)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	—	(11,105)	36,564	(1,439)	—	24,020
Income tax benefit (expense)	—	1,000	(10,317)	482	—	(8,836)
Earnings from unconsolidated affiliates, net of tax	—	4	207	—	—	211
Earnings (losses) from consolidated affiliates, net of tax	15,395	25,496	(958)	—	(39,933)	—
Net income (loss)	15,395	15,395	25,496	(958)	(39,933)	15,395
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	444	444	444	—	(888)	444
Postretirement medical plan adjustment	30	30	30	—	(60)	30
Income tax on postretirement medical plan and pension adjustments	(171)	(171)	(171)	—	342	(171)
Other comprehensive income (loss)	303	303	303	—	(606)	303
Total comprehensive income (loss)	$15,698	$15,698	$25,799	$(958)	$(40,539)	$15,698

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	March 31, 2014
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$203,535	$2,706	$1,936	$—	$208,177
Investments in marketable securities	—	—	—	—	—	—
Accounts receivable	—	—	10,328	69,458	—	79,786
Due from related parties	—	—	582,451	—	(581,763)	688
Inventories, net	—	4,381	71,942	4,627	—	80,950
Deferred income taxes	4,960	—	12,989	12	(18)	17,943
Derivative financial instruments	—	—	33,885	—	—	33,885
Other assets	2,969	—	22,465	150	—	25,583
Total current assets	7,929	207,916	736,766	76,183	(581,781)	447,012
Noncurrent assets
Property, plant and equipment, net	—	9,306	1,620,134	(10)	—	1,629,430
Goodwill	—	—	35,634	—	—	35,634
Deferred income taxes	33,087	42,358	11,393	10,947	—	97,785
Other assets	1,052,849	1,831,504	—	—	(2,833,524)	50,830
Total assets	$1,093,865	$2,091,084	$2,403,927	$87,120	$(3,415,305)	$2,260,691

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$173	$2,810	$55,402	$3,211	$—	$61,595
Royalties and production taxes	—	—	137,494	1,691	—	139,185
Accrued expenses	814	8,319	35,420	225	—	44,778
Due to related parties	1,521	528,796	—	51,446	(581,763)	—
Current portion of tax agreement liability	13,504	—	—	—	—	13,504
Current portion of federal coal lease obligations	—	—	58,958	—	—	58,958
Other liabilities	—	53	1,650	966	(18)	2,651
Total current liabilities	16,012	539,978	288,924	57,539	(581,781)	320,671
Noncurrent liabilities
Tax agreement liability, net of current portion	90,091	—	—	—	—	90,091
Senior notes	—	498,304	—	—	—	498,304
Federal coal lease obligations, net of current portion	—	—	63,970	—	—	63,970
Asset retirement obligations, net of current portion	—	—	174,963	71,692	—	246,655
Other liabilities	—	—	66,474	3,381	(16,618)	53,238
Total liabilities	106,103	1,038,282	594,331	132,612	(598,399)	1,272,929
Commitments and Contingencies (Note 11)
Total equity	987,762	1,052,802	1,809,596	(45,492)	(2,816,906)	987,762
Total liabilities and equity	$1,093,865	$2,091,084	$2,403,927	$87,120	$(3,415,305)	$2,260,691

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	December 31, 2013
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$226,993	$496	$4,144	$—	$231,633
Investments in marketable securities	—	80,687	—	—	—	80,687
Accounts receivable	—	—	12,799	61,269	—	74,068
Due from related parties	—	—	541,997	—	(541,255)	742
Inventories, net	—	6,193	70,206	3,745	—	80,144
Deferred income taxes	4,960	—	13,372	12	(18)	18,326
Derivative financial instruments	—	—	26,420	—	—	26,420
Other assets	8,715	—	10,729	97	—	19,541
Total current assets	13,675	313,873	676,019	69,267	(541,273)	531,561
Noncurrent assets
Property, plant and equipment, net	—	9,301	1,644,679	34	—	1,654,014
Goodwill	—	—	35,634	—	—	35,634
Deferred income taxes	33,087	35,994	10,938	11,342	—	91,361
Other assets	1,068,318	1,800,258	—	—	(2,823,721)	44,855
Total assets	$1,115,080	$2,159,426	$2,367,270	$80,643	$(3,364,994)	$2,357,425

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$—	$2,378	$55,472	$1,196	$—	$59,046
Royalties and production taxes	—	—	129,158	2,758	—	131,917
Accrued expenses	3,245	2,087	35,652	480	—	41,463
Due to related parties	6,191	489,645	—	45,419	(541,255)	—
Current portion of tax agreement liability	13,504	—	—	—	—	13,504
Current portion of federal coal lease obligations	—	—	58,958	—	—	58,958
Other liabilities	—	72	1,493	966	(18)	2,513
Total current liabilities	22,940	494,182	280,733	50,819	(541,273)	307,401
Noncurrent liabilities
Tax agreement liability, net of current portion	90,091	—	—	—	—	90,091
Senior notes	—	596,974	—	—	—	596,974
Federal coal lease obligations, net of current portion	—	—	63,970	—	—	63,970
Asset retirement obligations, net of current portion	—	—	175,275	70,806	—	246,081
Other liabilities	—	—	62,400	3,142	(14,683)	50,859
Total liabilities	113,030	1,091,156	582,378	124,767	(555,955)	1,355,376
Commitments and Contingencies (Note 11)
Total equity	1,002,049	1,068,270	1,784,892	(44,124)	(2,809,038)	1,002,049
Total liabilities and equity	$1,115,080	$2,159,426	$2,367,270	$80,643	$(3,364,994)	$2,357,425

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Three Months Ended March 31, 2014
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(594)	$8,789	$6,825	$(2,208)	$—	$12,811

Investing activities
Purchases of property, plant and equipment	—	(833)	(3,686)	—	—	(4,519)
Investments in marketable securities	—	(8,159)	—	—	—	(8,159)
Maturity and redemption of investments	—	88,845	—	—	—	88,845
Investment in development projects	—	—	(750)	—	—	(750)
Other	—	—	201	—	—	201
Net cash provided by (used in) investing activities	—	79,853	(4,235)	—	—	75,618

Financing activities
Issuance of senior notes	—	200,000	—	—	—	200,000
Repayment of senior notes	—	(300,000)	—	—	—	(300,000)
Payment of deferred financing costs	—	(12,100)	—	—	—	(12,100)
Proceeds from issuance of common stock
Other	594	—	(380)	—	—	215
Net cash provided by (used in) financing activities	594	(112,100)	(380)	—	—	(111,885)

Net increase (decrease) in cash and cash equivalents	—	(23,458)	2,210	(2,208)	—	(23,456)
Cash and cash equivalents at beginning of period	—	226,993	496	4,144	—	231,633
Cash and cash equivalents at the end of period	$—	$203,535	$2,706	$1,936	$—	$208,177

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Three Months Ended March 31, 2013
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$23,654	$21,533	$(7,844)	$—	$37,343

Investing activities
Purchases of property, plant and equipment	—	(1,085)	(11,946)	—	—	(13,030)
Investments in marketable securities	—	(13,051)	—	—	—	(13,051)
Maturity and redemption of investments	—	12,920	—	—	—	12,920
Investment in development projects	—	—	(2,429)	—	—	(2,429)
Contributions made to subsidiary	—	—	(6,000)	—	6,000	—
Other	—	—	23	—	—	23
Net cash provided by (used in) investing activities	—	(1,216)	(20,352)	—	6,000	(15,567)

Financing activities
Payment of deferred financing costs	—	—	(863)	—	—	(863)
Proceeds from issuance of common stock
Contributions received from parent	—	—	—	6,000	(6,000)	—
Net cash provided by (used in) financing activities	—	—	(863)	6,000	(6,000)	(863)

Net increase (decrease) in cash and cash equivalents	—	22,438	318	(1,844)	—	20,913
Cash and cash equivalents at beginning of period	—	195,076	—	2,615	—	197,691
Cash and cash equivalents at the end of period	$—	$217,514	$318	$771	$—	$218,604

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words.  You should read statements that contain these words carefully because they discuss our current plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters.  While we believe that these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate.  Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions.  The factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (our “2013 Form 10-K”), as well as any cautionary language in this report, describe the known material risks, uncertainties, and events that may cause our actual results to differ materially and adversely from the expectations we describe in our forward-looking statements.  Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them.  You are cautioned not to place undue reliance on the forward-looking statements contained herein.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.  The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

•                  the prices we receive for our coal and our ability to effectively execute our forward sales strategy;

•                  competition with other producers of coal, including the impacts of currency exchange rate fluctuations and government energy and tax policies that make foreign coal producers more competitive for international transactions;

•                  competition with natural gas and other non-coal energy resources, which may be increased as a result of energy and tax policies, regulations and subsidies or other government incentives that encourage or mandate use of alternative energy sources;

•                  coal-fired power plant capacity, including the impact of environmental regulations, energy policies and other factors that may cause domestic and international electric utilities to phase out or close existing coal-fired power plants, reduce construction of any new coal-fired power plants, or reduce consumption of PRB coal;

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

•                  our relationships with, and other conditions affecting, our customers (including our largest customers who account for a significant portion of our total revenue) and other counterparties, including economic conditions and the credit performance and credit risks associated with our customers and other counterparties, such as traders, brokers, and lenders under our credit agreement and financial institutions with whom we maintain accounts or enter hedging arrangements;

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

•                  our liquidity, results of operations, and financial condition generally, including amounts of working capital that are available; and

•                  other factors, including those discussed in Item 1A of our 2013 Form 10-K.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note

This Item 2 may contain forward-looking statements that involve substantial risks and uncertainties.  When considering these forward-looking statements you should keep in mind the cautionary statements in this report and our other Securities and Exchange Commission (“SEC”) filings, including Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).  Please see “Cautionary Notice Regarding Forward-Looking Statements” elsewhere in this document.

This Item 2 is intended to help the reader understand our results of operations and financial condition.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements in Item 1 of this report and our other SEC filings, including our audited consolidated financial statements in Item 8 of our 2013 Form 10-K and Exhibit 99.1 to our Current Report on Form 8-K filed on February 25, 2014.

Overview

We are one of the largest producers of coal in the United States of America (“U.S.”) and the Powder River Basin (“PRB”), based on our 2013 coal sales.  We operate some of the safest mines in the coal industry.  According to MSHA data, in 2013, we had one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.

We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S, where we operate three wholly-owned surface coal mines, the Antelope Mine, the Cordero Rojo Mine and the Spring Creek Mine.  We also have two major development projects, the Youngs Creek project and the Crow project, and own a 50% non-operating interest in a fourth surface mine, the Decker Mine.  An October 2013 audit report related to the other 50% owner’s ultimate parent company stated that if planned funding or alternative sources of capital are not obtained, there exists a material uncertainty whether Ambre Energy Limited and its controlled entities would be able to continue as a going concern.

Our Antelope and Cordero Rojo mines are located in Wyoming and are two of the four largest coal mines in the U.S.  Our Spring Creek Mine is located in Montana.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  We do not produce any metallurgical coal.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation and steam output.  In 2013, the coal we produced generated approximately 4% of the electricity produced in the U.S.  As of December 31, 2013, we controlled approximately 1.2 billion tons of proven and probable reserves.

In 2012 we acquired the Youngs Creek project.  This project contains substantial undeveloped coal and complementary surface assets in the Northern PRB adjacent to our Spring Creek Mine.  As the Youngs Creek project is an undeveloped surface mine project, we are not yet able to classify these mineral rights as proven and probable reserves.  In January 2013, we entered an option to lease agreement and a corresponding exploration agreement with the Crow Tribe of Indians, which were approved by the Department of the Interior on June 14, 2013.  This coal project (“Crow project”) is located on the Crow Indian Reservation in southeast Montana, near our Spring Creek Mine and Youngs Creek project.  We are in the process of evaluating the development options for the Youngs Creek project and the Crow project, and believe that their proximity to the Spring Creek Mine represents an opportunity to optimize our mine developments in the Northern PRB.  For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.  Our Spring Creek Mine, the Decker Mine, the Youngs Creek project and the Crow project are located in the Northern PRB.

Since 2008, we have grown our sales of PRB coal into the Asian export market.  In 2013, our logistics business was the largest U.S. exporter of thermal coal into South Korea.  We continue to seek ways to increase our future export capacity through existing and proposed Pacific Northwest export terminals, including our option agreement with SSA Marine.  This throughput option agreement with SSA Marine provides us with an option for up to 16 million tonnes of capacity per year through the planned dry bulk cargo Gateway Pacific Terminal at Cherry Point in the State of Washington.  Our potential share of capacity will depend upon the ultimate capacity of the terminal and is subject to the terms of the option agreement.  The terminal will accommodate cape size vessels.  Our option is exercisable following the successful completion of the ongoing permit process for the terminal, which is uncertain.

Segment Information

We have reportable segments of Owned and Operated Mines, Logistics and Related Activities, and Corporate and Other.

Our Owned and Operated Mines segment is characterized by the predominant focus on thermal coal production where the sale occurs at the mine site and where title and risk of loss pass to the customer at that point.  This segment includes our Antelope Mine, Cordero Rojo Mine, and Spring Creek Mine.  Sales in this segment are primarily to domestic electric utilities; although a portion is made to our Logistics and Related Activities segment.  Sales between reportable segments are priced based on prevailing market prices.  Our mines utilize surface mining extraction processes and are all located in the PRB.  The gains and losses resulting from our domestic coal futures contracts and WTI collar derivative financial instruments are reported within this segment.

Our Logistics and Related Activities segment is characterized by the services we provide to our international and domestic customers where we deliver coal to the customer at a terminal or the customer’s plant or other delivery point, remote from our mine site.  Services provided include: the purchase of coal from third parties or from our owned and operated mines as well as the contracting and coordination of the transportation and other handling services from third-party operators — typically rail and terminal companies.  Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process.  Title and risk of loss pass to the customer in accordance with the contract and typically occur at a vessel loading terminal, a vessel unloading terminal or an end use facility.  Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment.  The gains and losses resulting from our international coal forward derivative financial instruments are reported within this segment.

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

•                  the costs for logistics services, rail, and port charges for coal sales made on a delivered basis, including demurrage; and

•                  the results of our coal forward and futures contracts.

The volume of coal that we sell in any given year is driven by global and domestic demand for coal-generated electric power.  Demand for coal-generated electric power may be affected by many factors including weather patterns, natural gas prices, coal-fired generating capacity and utilization, environmental and legal challenges, political and regulatory factors, energy policies, international and domestic economic conditions, and other factors discussed in this Item 2 and in our 2013 Form 10-K.

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

We incur significant capital expenditures to maintain, update and expand our mining equipment, surface land holdings and coal reserves.  In line with the worldwide mining industry trends, the cost of capital equipment is generally increasing.  In addition, as the costs of acquiring federal coal leases and associated surface rights increase, our depletion costs also increase.  As of December 31, 2013, we controlled approximately 1.2 billion tons of proven and probable coal reserves. During the second quarter of 2012, we completed our acquisition of the Youngs Creek project for $300 million of available cash on hand.  We believe the location of the coal and surface lands, as well as the quality of the acquired coal, position us well for continued supply in the domestic coal market and for future growth in our Asian exports assuming additional terminal capacity becomes available.  As the Youngs Creek project is an undeveloped surface mine project, we are not yet able to classify these mineral rights as proven and probable reserves.  There is no revenue or income related to the acquired properties.  Future development timing and production levels are expected to depend largely on the availability of additional export terminal capacity on the West Coast and continued strong Asian demand for thermal coal.

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

We entered into coal forward and futures contracts that are scheduled to settle at various dates between 2014 and 2016 to hedge a portion of our export and domestic coal sales prices.

Current Considerations

Owned and Operated Mines Segment

During the first quarter of 2014, domestic coal market fundamentals continued to strengthen. Coal burn increased due to the cold winter across much of the U.S. and higher natural gas prices.  With the higher burn rates and rail supply interruptions, coal inventories at utilities reduced to their lowest levels for many years.

With winter weather behind us we are optimistic that rail performance will steadily improve as new equipment and crews are brought into service.  This should allow shipments to increase through the rest of the year to meet our existing contracts.  The recent increases in PRB coal prices should be maintained due to low natural gas storage levels and coal inventories going into the summer cooling season.  It is possible that, if there is a normal summer cooling demand, it will be difficult to rebuild coal and natural gas inventories to be ready for next winter.

Our strategy continues to be to match our production to the market demand, which has allowed us to control our costs and optimize our mine plans.  Consistent with this strategy, we are committed to the 10 million tons per year reduction of production at our 8400 Btu Cordero Rojo Mine, which will reduce its production to around 28 million tons next year.

Logistics and Related Activities Segment

Internationally, we continue to see strong demand for PRB coal from our Asian customers.  In 2013, the major increase in seaborne thermal coal demand came from India, supported by continued growth in Chinese imports.  In addition, demand from Japan is increasing as they build new clean, highly efficient coal units.  We are also seeing similar new coal plants being built in South Korea and Taiwan as they prepare to meet their future electricity demand.

Demand from our international customers continues to be strong, and we continue to seek to fill all available capacity at Westshore Terminal (“Westshore”) while working to minimize demurrage costs due to delayed shipments. At current international pricing levels, there is little logistics margin available on our export sales.  However, we continue to benefit from the domestic sales margin recognized at the mine and through our hedge positions.

Corporate and Other Segment

In the first quarter of 2014, we completed a number of previously announced financing transactions to extend maturities, relax covenants, repay debt, and reduce on-going interest costs.  We entered into a new $500 million senior secured revolving credit facility, which matures in 2019 and relaxes certain covenants.  We issued $200 million 6.375% Senior Notes due 2024.  We used these proceeds plus cash on hand to repurchase and redeem our previously outstanding $300 million 8.25% Senior Notes due 2017.  As a result, the debt outstanding on our senior notes decreased from $600 million as of December 31, 2013 to $500 million as of March 31, 2014.  These refinancings extended our earliest maturities from 2016 to 2019.

The $100 million reduction of debt on our senior notes and the lower interest rate on the new 6.375% Senior Notes due 2024 will reduce future interest costs by approximately $12 million per year on a full-year basis, with a proportional benefit in 2014.

Because of these financing transactions, our interest expense for the quarter was impacted by a number of cash and non-cash items totaling $21.5 million, comprising the premium and write-off of deferred financing costs related to the 2017 notes and previous credit facility.

Environmental and Other Regulatory Matters

Federal, state and local authorities regulate the U.S. coal mining industry with respect to various matters, including air quality standards, water pollution, plant and wildlife protection, the discharge of materials into the environment and the effects of mining on surface and groundwater quality and availability.  These laws and regulations have had, and will continue to have, a significant effect on our production costs and our competitive position.  Future laws, regulations or orders, including those relating to global climate change, may cause coal to become a less attractive fuel source, thereby reducing coal’s share of the market for fuels and other energy sources used to generate electricity.  See “Global Climate Change” below and Part I—Item I. Business “Environmental and Other Regulatory Matters” in our 2013 Form 10-K.

Adjusted EBITDA and Adjusted EPS

EBITDA, Adjusted EBITDA and Adjusted EPS are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles in the U.S. (“U.S. GAAP”).  A quantitative reconciliation of Adjusted EBITDA to income (loss) from continuing operations, or net income (loss), as applicable, and Adjusted EPS to EPS (as defined below) is found in the tables below.

EBITDA represents income (loss) from continuing operations, or net income (loss), as applicable, before (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, (4) amortization, and (5) accretion.  Adjusted EBITDA represents EBITDA as further adjusted for specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are:  (1) adjustments to exclude the updates to the tax agreement liability, including tax impacts of the IPO and Secondary Offering, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid, and (3) adjustments to exclude a significant broker contract that expired in the first quarter of 2010.

Adjusted EPS represents diluted earnings (loss) per common share or diluted earnings (loss) per share attributable to controlling interest from continuing operations, as applicable (“EPS”), adjusted to exclude the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA as described above, plus adjustments to exclude the cash and non-cash interest expense associated with the early retirement of debt and refinancing transactions.  All items are adjusted at the statutory tax rate of approximately 36%.

Adjusted EBITDA is an additional tool intended to assist our management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items that management believes do not directly reflect our core operations.  Adjusted EBITDA is a metric intended to assist management in evaluating operating performance, comparing performance across periods, planning and forecasting future business operations and helping determine levels of operating and capital investments.  Period-to-period comparisons of Adjusted EBITDA are intended to help our management identify and assess additional trends potentially impacting our company that may not be shown solely by period-to-period comparisons of income (loss) from continuing operations or net income (loss).  Adjusted EBITDA is also used as part of our incentive compensation program for our executive officers and others.

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

Our management recognizes that using Adjusted EBITDA and Adjusted EPS as performance measures has inherent limitations as compared to income (loss) from continuing operations, net income (loss), EPS or other U.S. GAAP financial measures, as these non-GAAP measures exclude certain items, including items that are recurring in nature, which may be meaningful to investors.  Adjusted EBITDA excludes interest expense and interest income; however, as we have historically borrowed money in order to finance transactions and operations, and have invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and influence our ability to generate revenue and returns for stockholders.  Adjusted EBITDA excludes depreciation and depletion and amortization; however, as we use capital and intangible assets to generate revenue, depreciation, depletion and amortization are necessary elements of our costs and ability to generate revenue.  Adjusted EBITDA also excludes accretion expense; however, as we are legally obligated to pay for costs associated with the reclamation and closure of our mine sites, the periodic accretion expense relating to these reclamation costs is a necessary element of our costs and ability to generate revenue.  Adjusted EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations.  Adjusted EBITDA and Adjusted EPS exclude the tax impacts of the IPO and Secondary Offering; however, this represents our current estimate of payments on the tax agreement liability that we will be required to make to Rio Tinto and changes to the realizability of our deferred tax assets based on changes in our estimated future taxable income.  Adjusted EBITDA and Adjusted EPS exclude fair value mark-to-market gains or losses for derivative financial instruments; however, Adjusted EBITDA and Adjusted EPS include cash amounts received or paid on derivative financial instruments.  Adjusted EBITDA and Adjusted EPS exclude income statement amounts attributable to our significant broker contract that expired in the first quarter of 2010; however, this historically represented a positive contribution to our operating results.  Finally, Adjusted EPS excludes the cash and non-cash interest expense associated with the early retirement of debt and refinancing transactions; however, as we pay for costs associated with financing transactions, the related interest expense is a necessary element of our costs.

As a result of these exclusions, Adjusted EBITDA and Adjusted EPS should not be considered in isolation and do not purport to be alternatives to income (loss) from continuing operations, net income (loss), EPS or other U.S. GAAP financial measures as a measure of our operating performance.

When using Adjusted EBITDA as a performance measure, management intends to compensate for these limitations by comparing it to income (loss) from continuing operations or net income (loss) in each period, so as to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after-tax basis.  Using Adjusted EBITDA and income (loss) from continuing operations or net income (loss) to evaluate the business assists management and investors in (a) assessing our relative performance against our competitors and (b) ultimately monitoring our capacity to generate returns for stockholders.

Because not all companies use identical calculations, our presentations of Adjusted EBITDA and Adjusted EPS may not be comparable to other similarly titled measures of other companies.  Moreover, our presentation of Adjusted EBITDA is different than EBITDA as defined in our debt financing agreements.

A quantitative reconciliation for each of the periods presented of net income (loss) to Adjusted EBITDA and EPS to Adjusted EPS is found within this Item 2.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Summary

The following table summarizes key results (in millions):

	Three Months Ended
	March 31,		Change
	2014	2013	Amount	Percent
Total tons sold	20.7	21.3	(0.6)	(2.8)
Total revenue	$319.1	$338.1	$(19.0)	(5.6)
Net income (loss)	$(15.6)	$15.4	$(31.0)	(201.3)
Adjusted EBITDA (1)	$39.3	$48.3	$(9.0)	(18.6)
Adjusted EPS (1)	$(0.11)	$0.11	$(0.22)	(200.0)

(1)                           Non-GAAP measure; please see definition above and reconciliation below.

Adjusted EBITDA and Adjusted EPS

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA, diluted earnings (loss) per common share to Adjusted EPS, and segment Adjusted EBITDA to net income (loss) (in millions, except per share amounts):

Adjusted EBITDA

	Three Months Ended
	March 31,
	2014		2013
Net income (loss)		$(15.6)		$15.4
Interest income		(0.1)		(0.1)
Interest expense		38.0		10.5
Income tax (benefit) expense		(6.5)		8.8
Depreciation and depletion		26.9		23.2
Accretion		4.1		4.1
EBITDA		46.8		61.9
Tax agreement expense (benefit) (1)		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)(2)	$(12.7)		$(13.7)
Inclusion of cash amounts received (paid)(3)	5.3		—
Total derivative financial instruments		(7.4)		(13.7)
Expired significant broker contract		—		—
Adjusted EBITDA		$39.3		$48.3

(1)                                 Changes to related deferred taxes are included in income tax expense.

(2)                                 Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                                 Derivative cash gains and losses reflected within operating cash flows.

Adjusted EPS

	Three Months Ended
	March 31,
	2014		2013
Diluted earnings (loss) per common share		$(0.26)		$0.25
Tax agreement expense (benefit) including tax impacts of IPO and Secondary Offering		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)	$(0.13)		$(0.14)
Inclusion of cash amounts received (paid)	0.06		—
Total derivative financial instruments		(0.07)		(0.14)
Refinancing transaction:
Exclusion of cash interest for early retirement of debt	0.15		—
Exclusion of non-cash interest for deferred finance fee write-off	0.07		—
Total refinancing transaction		0.22		—
Expired significant broker contract		—		—
Adjusted EPS		$(0.11)		$0.11
Weighted-average dilutive shares outstanding (in millions)		60.7		61.1

Adjusted EBITDA by Segment

	Three Months Ended
	March 31,
	2014		2013
Owned and Operated Mines
Adjusted EBITDA		$41.2		$45.7
Depreciation and depletion		(26.4)		(23.2)
Accretion		(3.0)		(2.9)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	$2.1		$(0.1)
Inclusion of cash amounts (received) paid	(1.8)		—
Total derivative financial instruments		0.3		(0.1)
Other		(0.1)		0.2
Operating income (loss)		12.0		19.7

Logistics and Related Activities
Adjusted EBITDA		0.4		1.4
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	10.6		13.8
Inclusion of cash amounts (received) paid	(3.4)		—
Total derivative financial instruments		7.2		13.8
Operating income (loss)		7.5		15.1

Corporate and Other
Adjusted EBITDA		(1.9)		1.5
Depreciation and depletion		(0.5)		—
Accretion		(1.2)		(1.3)
Other		0.5		(0.2)
Operating income (loss)		(3.1)		—

Eliminations
Adjusted EBITDA		(0.4)		(0.3)
Operating loss		(0.4)		(0.3)
Consolidated operating income		16.1		34.6
Interest income		0.1		0.1
Interest expense		(38.0)		(10.5)
Other, net		(0.5)		(0.2)
Income tax (expense) benefit		6.5		(8.8)
Earnings from unconsolidated affiliates, net of tax		0.1		0.2
Net income (loss)		$(15.6)		$15.4

Results of Operations

Revenue

The following table presents revenue (in millions except per ton amounts):

	Three Months Ended
	March 31,		Change
	2014	2013	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$13.02	$13.09	$(0.07)	(0.5)
Tons sold	20.4	21.1	(0.7)	(3.3)

Coal revenue	$266.1	$275.6	$(9.5)	(3.4)
Other revenue	$3.5	$3.1	$0.4	12.9
Logistics and Related Activities
Total tons delivered	1.2	1.4	(0.2)	(14.3)
Asian export tons	1.0	1.1	(0.1)	(9.1)

Revenue	$58.5	$65.9	$(7.4)	(11.2)
Corporate and Other
Revenue	$4.4	$5.8	$(1.4)	(24.1)
Eliminations of Intersegment Sales
Revenue	$(13.4)	$(12.4)	$(1.0)	(8.1)
Total Consolidated
Revenue	$319.1	$338.1	$(19.0)	(5.6)

Revenue from our Owned and Operated Mines segment decreased for the three months ended March 31, 2014 compared to 2013 due to a lower realized price per ton sold and fewer tons shipped.  Prices were lower for indexed tons sold during the three months ended March 31, 2014 as a result of the current coal market conditions.  Lower shipments for the three months ended March 31, 2014 were primarily due to weather and rail service interruptions.  The lack of adequate rail service to both our domestic utility customers and our international logistics customers was attributed to over committed rail resources and intermittent weather-related disruptions.

Revenue from our Logistics and Related Activities segment decreased primarily as a result of lower prices on our Asian deliveries through the port.  Our Asian delivered sales are priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria.  These indices include the Newcastle benchmark price, which was significantly lower in 2014 compared to 2013.  Based on the comparative quality and transport costs, our delivered sales are generally priced at approximately 60% to 70% of the forward Newcastle price.  In addition, the volume of Asian deliveries through the port and domestic deliveries coordinated decreased in the three months ended March 31, 2014 compared to 2013 due to rail service issues on the northwest rail corridor.

Revenue from our Corporate and Other segment decreased primarily due to lower broker revenue partially offset by higher revenue at the Decker Mine.

Cost of Product Sold

The following table presents cost of product sold (in millions, except per ton amounts):

	Three Months Ended
	March 31,		Change
	2014	2013	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$10.63	$10.37	$0.26	2.5

Cost of product sold (produced coal)	$217.4	$218.4	$(1.0)	(0.5)
Other cost of product sold	2.4	2.5	(0.1)	(4.0)
Logistics and Related Activities
Cost of product sold	59.7	62.9	(3.2)	(5.1)
Corporate and Other
Cost of product sold	5.5	4.4	1.1	25.0
Eliminations of Intersegment Sales
Cost of product sold	(13.1)	(12.2)	(0.9)	(7.4)
Total Consolidated
Cost of product sold	$271.9	$276.0	$(4.1)	(1.5)

The cost of product sold for our Owned and Operated Mines segment decreased primarily as a result of fewer tons sold in the three months ended March 31, 2014 as compared to 2013.  Average cost per ton sold increased in the same period due to the impact of fewer tons sold, higher diesel and explosive costs, and increased workload as compared to 2013.

Cost of product sold for our Logistics and Related Activities segment decreased primarily due to a reduction in the volume of Asian tons delivered through the port and domestic deliveries coordinated, partially offset by higher than normal demurrage costs as continued rail interruptions slowed deliveries to Westshore causing delays loading vessels.

Cost of product sold for our Corporate and Other segment increased primarily due to the additional tons sold at the Decker Mine.

Operating Income

The following table presents operating income (in millions):

	Three Months Ended
	March 31,		Change
	2014	2013	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$12.0	$19.7	$(7.7)	(39.1)
Logistics and Related Activities
Operating income (loss)	7.5	15.1	(7.6)	(50.3)
Corporate and Other
Operating income (loss)	(3.1)	—	(3.1)	—
Eliminations of Intersegment Sales
Operating income (loss)	(0.4)	(0.3)	(0.1)	(33.3)
Total Consolidated
Operating income (loss)	$16.1	$34.6	$(18.5)	(53.5)

In addition to the revenue and cost of product sold factors previously discussed, the decrease in operating income for our Owned and Operated Mines segment was due to higher depreciation and depletion expense partially offset by a combination of increased gains recognized on our domestic coal futures contracts and lower selling, general and administrative costs.

In addition to the revenue and cost of product sold factors previously discussed, operating income for our Logistics and Related Activities segment decreased due to lower gains recognized on our international coal forward contracts in the three months ended March 31, 2014 as compared to 2013.

Operating loss for our Corporate and Other segment increased primarily due to the revenue and cost of product sold factors previously discussed.

Other Income (Expense)

The following table presents other expense (in millions):

	Three Months Ended
	March 31,		Change
	2014	2013	Amount	Percent
Other income (expense)	$(38.3)	$(10.6)	$(27.7)	(261.3)

Other expense for the three months ended March 31, 2014 as compared to 2013 increased primarily as a result of the $21.5 million increase in interest expense related to the early retirement of debt and refinancings.  In addition, interest also increased due to a decrease of $7.8 million of interest capitalized in the current period.

Income Tax Provision

The following table presents income tax provision (in millions):

	Three Months Ended
	March 31,		Change
	2014	2013	Amount	Percent
Income tax benefit (expense)	$6.5	$(8.8)	$15.3	173.9
Effective tax rate	29.2%	36.8%	(7.6)	(20.6)

Our statutory income tax rate, including state income taxes, is approximately 36%. The difference between the statutory income tax rate and our effective tax rate for the three months ended March 31, 2014 and 2013 is due to permanent differences between book and tax treatments.

Liquidity and Capital Resources

	March 31,	December 31,
	2014	2013
	(in millions)
Cash and cash equivalents	$208.2	$231.6
Investments in marketable securities	—	80.7
Total	$208.2	$312.3

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations, investments in marketable securities, and borrowing capacity under our revolving credit facility and Accounts Receivable Securitization Facility (“A/R Securitization Program”).  In addition, we organized a capital leasing program that could grow over time from its current balance of $10.3 million up to $150 million for some of our capital equipment purchases subject to the conditions in the master lease agreement.  These programs provide flexibility and liquidity to our capital structure.  For further details on the A/R Securitization Program and credit facility, see below.  For further details on the capital leasing program, see Note 9 to our notes to unaudited condensed consolidated financial statements in Item 1.  Cash from operations depends on a number of factors beyond our control, such as the market price for our coal, the quantity of coal required by our customers, coal-fired electricity demand, regulatory changes and energy policies impacting our business, our costs of operating including the market price we pay for diesel fuel and other input costs, as well as costs of logistics including rail and port charges, and other risks and uncertainties, including those discussed in Item 1A “Risk Factors” in our 2013 Form 10-K.

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

Certain of our subsidiaries are parties to the A/R Securitization Program.  In January 2013, we formed Cloud Peak Energy Receivables LLC (the “SPE”), a special purpose, bankruptcy-remote wholly-owned subsidiary to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer undivided interests in up to $75 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  At March 31, 2014, the A/R Securitization Program would have allowed for $48.0 million of borrowing capacity.  There were no borrowings from the A/R Securitization Program at March 31, 2014.

On February 21, 2014, Cloud Peak Energy Resources LLC entered into a five-year Credit Agreement with PNC Bank, National Association, as administrative agent, and a syndicate of lenders (the “Credit Agreement”).  The Credit Agreement provides us with a senior secured revolving credit facility with a capacity of up to $500 million that can be used to borrow funds or issue letters of credit.  The borrowing capacity under the Credit Agreement is reduced by the amount of letters of credit issued, which may be up to $250 million. Subject to the satisfaction of certain conditions, we may elect to increase the size of the revolving credit facility and/or request the addition of one or more new tranches of term loans in an amount up to the greater of (i) $200 million or (ii) our EBITDA (which is defined in the Credit Agreement) for the preceding four fiscal quarters.  The Credit Agreement provides for the designation of a foreign restricted subsidiary as a borrower, subject to certain conditions and approvals.

The Credit Agreement replaces our previous $500 million amended and restated credit agreement dated June 3, 2011.  There were no borrowings outstanding under the previous credit facility at the time of replacement or at December 31, 2013.  At the time of replacement, we recorded a charge of $2.2 million in interest expense to write off certain deferred financing costs as certain banks of the syndicate changed and recorded $8.6 million of new deferred financing costs.  The aggregate deferred financing costs are being amortized on a straight-line basis to interest expense over the five-year term of the Credit Agreement.

The Credit Agreement contains certain financial covenants based on EBITDA (as defined in the Credit Agreement), specifically requiring us to maintain a ratio of (a) EBITDA to consolidated net cash interest expense equal to or greater than 2.00 to 1, and (b)  senior secured funded debt, less unrestricted cash and marketable securities (net secured debt) to EBITDA equal to or less than (i) 3.00 to 1 through December 31, 2015, (ii) 2.75 to 1 from January 1, 2016 through December 31, 2016 and (iii) 2.50 to 1 from January 1, 2017 through maturity. This credit facility and capital leases are considered senior secured funded debt under the covenant calculations whereas federal coal lease obligations, accounts receivable securitizations and senior notes are not considered senior secured funded debt.

The Credit Agreement also revises other non-financial covenants, including covenants related to our ability to incur additional debt or take other corporate actions.  The Credit Agreement also contains customary events of default with customary grace periods and thresholds.  Our ability to access the available funds under the credit facility may be prohibited in the event that we do not comply with the covenant requirements or if we default on our obligations under the Credit Agreement.

Loans under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of between 2.00% and 2.75%, depending on our net total leverage to EBITDA ratio.  We pay the lenders a commitment fee between 0.375% and 0.50% per year, depending on our net total leverage to EBITDA ratio, on the unused amount of the credit facility.  Letters of credit issued under the credit facility, unless drawn upon, will incur a per annum fee from the date at which they are issued between 2.00% and 2.75% depending on our net total leverage to EBITDA ratio.

Letters of credit that are drawn upon are converted to loans.  In addition, in connection with the issuance of a letter of credit, we are required to pay the issuing bank a fronting fee of 0.125% per annum.

Our obligations under the Credit Agreement are secured by substantially all of our assets and substantially all of the assets of certain of our subsidiaries, subject to certain permitted liens and customary exceptions for similar coal financings. Our obligations under the Credit Agreement are also supported by a guarantee by Cloud Peak Energy Inc. and by our domestic restricted subsidiaries.

Under the Credit Agreement, the subsidiaries of Cloud Peak Energy Inc. are permitted to make distributions to Cloud Peak Energy Inc. to enable it to pay federal, state and local income and certain other taxes it incurs that are attributable to the business and operations of its subsidiaries and to enable Cloud Peak Energy Inc. to pay amounts on the tax agreement liability.  In addition, as long as no default under the Credit Agreement exists, the subsidiaries of Cloud Peak Energy Inc. also may make annual distributions to Cloud Peak Energy Inc. to fund dividends or repurchases of Cloud Peak Energy Inc.’s stock and additional distributions in accordance with certain distribution limits in the Credit Agreement.  Finally, the subsidiaries of Cloud Peak Energy Inc. may make loans to Cloud Peak Energy Inc. subject to certain limitations in the Credit Agreement.

As of March 31, 2014, no borrowings were outstanding under the credit facility and we were in compliance with the covenants contained in the Credit Agreement.  Our aggregate borrowing capacity under the Credit Agreement and the A/R Securitization Program was approximately $548 million at March 31, 2014.

During the three months ended March 31, 2014, we issued $200 million aggregate principal amount of 6.375% Senior Notes due 2024 (“2024 Notes”) at an issue price of 100% of the face amount.  We used the net proceeds, together with cash on hand, to repurchase and redeem $300 million aggregate principal amount of our previously existing 8.25% Senior Notes due 2017 (“2017 Notes”) at a total cost of approximately $314 million, including the premium paid in excess of par.  There are no mandatory redemption or sinking fund payments for the 2024 Notes and interest payments are due semi-annually on March 15 and September 15, beginning on September 15, 2014.  Subject to certain limitations, we may redeem some or all of the 2024 Notes by paying specified redemption prices in excess of their principal amount, plus accrued and unpaid interest, if any, prior to March 15, 2022, or by paying their principal amount thereafter, plus accrued and unpaid interest, if any.

The senior notes are jointly and severally guaranteed by Cloud Peak Energy Inc. and all of our existing and future restricted subsidiaries that guarantee our debt under our credit facility.  See Note 9 of our unaudited condensed financial statements in Item 1.  Substantially all of our consolidated subsidiaries, excluding Decker and Cloud Peak Energy Receivables LLC, are considered to be restricted subsidiaries and guarantee the senior notes.

The indentures governing the senior notes, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness and issue preferred equity; pay dividends or distributions; repurchase equity or repay subordinated indebtedness; make investments or certain other restricted payments; create liens; sell assets; enter into agreements that restrict dividends, distributions, or other payments from restricted subsidiaries; enter into transactions with affiliates; and consolidate, merge, or transfer all or substantially all of their assets and the assets of their restricted subsidiaries on a combined basis.

Upon the occurrence of certain transactions constituting a “change in control” as defined in the indentures, holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

We are required to make semi-annual interest payments on our senior notes.

The indenture governing the senior notes also imposes limitations on the ability of Cloud Peak Energy Resources LLC and its subsidiaries to make distributions, and to extend loans and advances, to Cloud Peak Energy Inc.  Such limitations, taken as a whole, are less restrictive than those contained in the Credit Agreement.

The limitations in both the Credit Agreement and the indenture have not had, nor are they expected to have, a negative impact upon the ability of Cloud Peak Energy Resources LLC to make distributions to Cloud Peak Energy Inc.

We believe our sources of liquidity will be sufficient to fund our primary ordinary course uses of cash for the next 12 months, which include our costs of coal production and logistics services, coal lease installment payments for LBAs and other coal tracts, capital expenditures, interest on our debt, and payments on the tax agreement liability.

During 2014, we expect to make payments of $69.0 million on committed LBAs.  We were not required to make payments on committed LBAs during the three months ended March 31, 2014.  We will continue to explore opportunities to increase our reserve base by acquiring additional coal and surface rights. If we are successful in future bids for coal rights and other growth strategies, our cash flows could be significantly impacted as we would be required to make associated payments.

During the three months ended March 31, 2014, capital expenditures were $5.7 million, including assets acquired under capital leases.  Our anticipated capital expenditures (excluding capitalized interest and federal lease payments), which we expect will be between $40 million and $60 million in 2014, include our estimates of expenditures necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and the addition of new equipment as necessary.

Based on our current estimates, we expect to make payments on the tax agreement liability of approximately $14 million each year in 2014 and 2015 and additional payments in subsequent years.  Our payments under the Tax Receivable Agreement would be greater if we generate taxable income significantly in excess of our current estimated future taxable income over the anticipated life of our mines; for example, if our proven and probable coal reserves increase beyond our existing tonnage and, as a result, we realize the full tax benefit of such increased tax bases (or an increased portion thereof).  Required payments under the Tax Receivable Agreement also may increase or become accelerated as a result of certain asset transfers outside the ordinary course of business, a change in control, or a default.

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

We regularly monitor the capital and bank credit markets for opportunities that we believe will improve our balance sheet, and may engage, from time to time, in financing or refinancing transactions as market conditions permit. Future activities may include, but are not limited to, public or private debt or equity offerings, the purchase of our outstanding debt for cash in open market purchases or privately negotiated refinancing, extension and exchange transactions or public or private exchange offers or tender offers.  Any financing or refinancing transaction may occur on a stand-alone basis or in connection with, or immediately following, other transactions.

Overview of Cash Transactions

We started 2014 with $312.3 million of unrestricted cash and cash equivalents and investments in marketable securities.  We issued $200 million of 2024 Notes and used the proceeds along with $114 million of cash on hand to repay the $300 million of 2017 Notes.  In addition, we paid $12.1 million in financing costs related to the bond issuance and refinancing the credit facility.  After capital expenditures and generating cash from our operating activities, we concluded the three months ended March 31, 2014 with cash and cash equivalents of $208.2 million.

Cash Flows

	Three Months Ended
	March 31,		Change
	2014	2013	Amount	Percent
	(dollars in millions)
Beginning balance - cash and cash equivalents	$231.6	$197.7
Net cash provided by (used in) operating activities	12.8	37.3	$(24.5)	(65.7)
Net cash provided by (used in) investing activities	75.6	(15.6)	$91.2	584.6
Net cash provided by (used in) financing activities	(111.9)	(0.9)	$(111.0)	*
Ending balance - cash and cash equivalents	$208.2	$218.6

Beginning balance - marketable securities	$80.7	$80.3	**
Ending balance - marketable securities	$—	$80.5	**

*                                         Not meaningful

**                                  Decrease in marketable securities discussed in investing activities below.

The decrease in cash provided by operating activities for the three months ended March 31, 2014 as compared to the same period in 2013 was due to a $32.4 million decrease in net income as adjusted for noncash items primarily related to the $14.2 million of additional costs associated with the early retirement of debt and refinancings and lower operating income.  This difference was offset by an increase in working capital of $7.8 million in the three months ended March 31, 2014 as compared to the same period in 2013, primarily caused by the timing of receipts on accounts receivable, payments on accounts payable and accrued expenses, and additional cash received on derivative financial instruments.

The increase in cash provided by investing activities for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily related to the net redemption of investments in marketable securities of $80.8 million and lower purchases of property, plant and equipment.

The increase in cash used in financing activities for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to the net repayment and issuance of senior notes of $100 million and additional deferred financing costs of $12.1 million.

Global Climate Change

Enactment of currently proposed or future laws or regulations regarding emissions from the combustion of coal by the U.S. or some of its states or by other countries, or other actions to limit such emissions, like the creation of mandatory use requirements for renewable fuel sources, could result in electricity generators further switching from coal to other fuel sources.  Public concern and the political environment may also materially and adversely impact future coal demand and usage to generate electricity, regardless of applicable legal and regulatory requirements.  Additionally, the creation and issuance of subsidies designed to encourage use of alternative energy sources could decrease the demand of coal as an energy source.  The potential financial impact on us of these factors will depend upon the degree to which electricity generators diminish their reliance on coal as a fuel source as a result thereof.  That, in turn, will depend on a number of factors, including the appeal and design of the subsidies being offered, the specific requirements imposed by any such laws or regulations such as mandating use by utilities of renewable fuel sources, the time periods over which those laws or regulations would be phased in and the state of commercial development and deployment of carbon capture and storage technologies.  In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws or regulations may have on our results of operations, financial condition or cash flows.  See Item 1 “Business—Environmental and Other Regulatory Matters—Global Climate Change” and Item 1A “Risk Factors” of our 2013 Form 10-K for additional discussion regarding how climate change and other environmental regulatory matters may materially adversely impact our business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results that can be expected for the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K for a discussion of our critical accounting policies and estimates.

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

Commodity Price Risk

Market risk includes the potential for changes in the market value of our coal portfolio.  Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations.  As of March 31, 2014, we had committed to sell approximately 89.1 million tons during 2014, of which 83.8 million tons are under fixed-price contracts.  A $1 change to the average coal sales price per ton for these 5.3 million unpriced tons would result in an approximate $5.3 million change to the coal sales revenue.  In addition, we entered into certain forward financial contracts linked to Newcastle coal prices to help manage our exposure to variability in future international coal prices.  As of March 31, 2014, we held coal forward contracts for approximately 1.4 million tons which will settle between 2014 and 2016.  A $1 change to the market index price per ton for these coal forward contracts would result in an approximate $1.4 million change to operating income (expense).  As of March 31, 2014, we held domestic coal futures contracts for approximately 2.8 million tons, which will settle between 2014 and 2016.  A $1 change to the market index price per ton for these futures contracts would result in an approximate $2.8 million change to operating income (expense).

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $10.9 million over the next 12 months.  In addition, we use costless collars to manage certain exposures to diesel fuel prices.  As the band of the costless collar is greater than 10%, it had no impact on this calculation.  The terms of the program are disclosed in Note 4 to our notes to unaudited condensed consolidated financial statements in Item 1.  While we would not receive the full benefit of extreme price decreases, the collars mitigate the risk of extreme crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on cash flow.

Interest Rate Risk

Our Credit Agreement and A/R Securitization Program are subject to an adjustable interest rate.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  We had no outstanding borrowings under our credit facility or A/R Securitization Program as of March 31, 2014.  If we borrow funds under the revolving credit facility or A/R Securitization Program, we may be subject to increased sensitivity to interest rate movements.  The $10.3 million of borrowings under the capital lease program are also subject to variable interest rates although any change to the rate would not have a significant impact on cash flow.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

When appropriate (as determined by our credit management function), we have taken steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps include obtaining letters of credit and requiring prepayments for shipments. See Item 1A “Risk Factors—Risks Related to Our Business and Industry—We are exposed to counterparty risk with our customers, trading partners, financial institutions, and other parties with whom we conduct business.” in our 2013 Form 10-K.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to senior management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014, and has concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

Internal Control over Financial Reporting

During the most recent fiscal quarter, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 11 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings, which information is incorporated by reference herein.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties described in Item 1A of our 2013 Form 10-K.  The risks described in our 2013 Form 10-K are not the only risks we may face.  If any of those risk factors, as well as other risks and uncertainties that are not currently known to us or that we currently believe are not material, actually occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected.  In our judgment, there were no material changes in the risk factors as previously disclosed in Item 1A of our 2013 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents information pursuant to Item 703 of Regulation S-K regarding all share repurchases for the three months ended March 31, 2014:

	Total Number of Shares Purchased (1)	Average Price per Share
January 1 through January 31, 2014	33	$16.91
February 1 through February 28, 2014	—	—
March 1 through March 31, 2014	29,231	19.76
Total	29,264	$19.76

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

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index at page 52 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ MICHAEL BARRETT
Date: April 29, 2014		Michael Barrett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents

2.1

Purchase and Sale Agreement, dated as of June 29, 2012, among Arrowhead I LLC, Chevron USA Inc., CONSOL Energy Inc., Consolidation Coal Company and Reserve Coal Properties Company (incorporated by reference to Exhibit 2.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

2.2

Purchase and Sale Agreement, dated as of June 29, 2012, among Chevron USA Inc. and Arrowhead I LLC (incorporated by reference to Exhibit 2.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

2.3

Purchase and Sale Agreement, dated as of June 29, 2012, among CONSOL Energy Inc., Consolidation Coal Company, Reserve Coal Properties Company and Arrowhead I LLC (incorporated by reference to Exhibit 2.3 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

3.1

Amended and Restated Certificate of Incorporation of Cloud Peak Energy Inc. effective as of November 25, 2009 (incorporated by reference to Exhibit 3.1 to Cloud Peak Energy Inc.’s Annual Report on Form 10-K filed on February 14, 2014 (File No. 001-34547))

3.2

Amended and Restated Bylaws of Cloud Peak Energy Inc. effective as of November 25, 2009 (incorporated by reference to Exhibit 3.1 of Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on December 2, 2009 (File No. 001-34547))

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

4.4

Fourth Supplemental Indenture, dated as of March 10, 2014, to the Indenture, dated as of November 25, 2009, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., Wilmington Trust Company, as trustee, and Citibank N.A., as securities administrator (incorporated by reference to Exhibit 4.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 11, 2014 (File No. 001-34547))

4.5

Indenture, dated as of March 11, 2014, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 11, 2014 (File No. 001-34547))

4.6

First Supplemental Indenture, dated as of March 11, 2014, to the Indenture, dated as of March 11, 2014, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 11, 2014 (File No. 001-34547))

4.7	Form of 6.375% Senior Notes due 2024 (included in Exhibit 4.6 as Exhibit A thereto)

Exhibit Number	Description of Documents

4.8

Fifth Supplemental Indenture, dated as of March 25, 2014, to the Indenture, dated as of November 25, 2009, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., Wilmington Trust Company, as trustee, and Citibank N.A., as securities administrator (incorporated by reference to Exhibit 4.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 25, 2014 (File No. 001-34547))

10.1

Credit Agreement, dated as of February 21, 2014, by and among Cloud Peak Energy Resources LLC (and its subsidiaries listed on the signature page), PNC Bank, National Association, as administrative agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on February 21, 2014 (File No. 001-34547))

10.2

Guarantee and Security Agreement, dated as of February 21, 2014, by and between Cloud Peak Energy Resources LLC (and its subsidiaries listed on the signature page) and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on February 21, 2014 (File No. 001-34547))

10.3*	Security Agreement Supplement, dated as of March 11, 2014, between Cloud Peak Energy Inc. and PNC Bank, National Association, as administrative agent

10.4

Form of 2014 Performance Share Unit Award Agreement under the 2009 Cloud Peak Energy Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 14, 2014 (File No. 001-34547))

10.5

Form of 2014 Nonqualified Stock Option Agreement under the 2009 Cloud Peak Energy Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 14, 2014 (File No. 001-34547))

10.6

Form of 2014 Restricted Stock Unit Agreement under the 2009 Cloud Peak Energy Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 14, 2014 (File No. 001-34547))

10.7*	Amendment No. 4 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan, dated as of April 10, 2014

12.1*	Computation of Ratio of Earnings to Fixed Charges

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1*	Mine Safety Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Document

* Filed or furnished herewith, as applicable