Form 10-Q
period 2014-06-30
CLOUD PEAK ENERGY INC.
filed 2014-07-30
CIK 1441849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 60,928,959 shares outstanding as of July 24, 2014.

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

Unless the context indicates otherwise, the terms “Cloud Peak Energy,” the “Company,” “we,” “us,” and “our” refer to Cloud Peak Energy Inc. and its subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.                    Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$320,850	$329,996	$639,916	$668,048
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion, shown separately)	270,121	281,603	542,060	557,631
Depreciation and depletion	29,200	25,459	56,128	48,671
Accretion	4,088	4,126	8,217	8,253
Derivative financial instruments	(2,803)	(12,284)	(15,537)	(25,936)
Selling, general and administrative expenses	12,483	12,834	24,924	26,442
Other operating costs	333	1,191	573	1,301
Total costs and expenses	313,422	312,929	616,365	616,362
Operating income	7,428	17,067	23,551	51,686
Other income (expense)
Interest income	61	63	185	188
Interest expense	(13,813)	(10,315)	(51,807)	(20,799)
Other, net	233	43	(231)	(198)
Total other income (expense)	(13,519)	(10,209)	(51,853)	(20,809)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(6,091)	6,858	(28,302)	30,877
Income tax benefit (expense)	3,489	(2,462)	9,979	(11,297)
Earnings from unconsolidated affiliates, net of tax	454	313	549	524
Net income (loss)	(2,148)	4,709	(17,774)	20,104
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	247	444	494	888
Postretirement medical plan adjustment	—	—	—	30
Income tax on postretirement medical plan and pension adjustments	(89)	(160)	(178)	(330)
Other comprehensive income (loss)	158	284	316	588
Total comprehensive income (loss)	$(1,990)	$4,993	$(17,458)	$20,692

Income (loss) per common share
Basic	$(0.04)	$0.08	$(0.29)	$0.33
Diluted	$(0.04)	$0.08	$(0.29)	$0.33
Weighted-average shares outstanding - basic	60,818	60,629	60,779	60,619
Weighted-average shares outstanding - diluted	60,818	61,165	60,779	61,123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$225,484	$231,633
Investments in marketable securities	—	80,687
Accounts receivable	74,208	74,068
Due from related parties	2,537	742
Inventories, net	84,252	80,144
Deferred income taxes	18,015	18,326
Derivative financial instruments	30,060	26,420
Other assets	22,000	19,541
Total current assets	456,556	531,561

Noncurrent assets
Property, plant and equipment, net	1,601,748	1,654,014
Goodwill	35,634	35,634
Deferred income taxes	100,857	91,361
Other assets	51,364	44,855
Total assets	$2,246,159	$2,357,425

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$52,938	$59,046
Royalties and production taxes	124,011	131,917
Accrued expenses	48,951	41,463
Current portion of tax agreement liability	13,504	13,504
Current portion of federal coal lease obligations	58,958	58,958
Other liabilities	2,624	2,513
Total current liabilities	300,986	307,401

Noncurrent liabilities
Tax agreement liability, net of current portion	90,091	90,091
Senior notes	498,361	596,974
Federal coal lease obligations, net of current portion	63,970	63,970
Asset retirement obligations, net of current portion	250,458	246,081
Other liabilities	54,528	50,859
Total liabilities	1,258,394	1,355,376
Commitments and Contingencies (Note 11)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 61,360 and 61,296 shares issued and 60,929 and 60,896 outstanding at June 30, 2014 and December 31, 2013, respectively)	609	609
Treasury stock, at cost (431 shares and 400 shares at June 30, 2014 and December 31, 2013, respectively)	(6,243)	(5,667)
Additional paid-in capital	563,352	559,602
Retained earnings	440,010	457,784
Accumulated other comprehensive income (loss)	(9,963)	(10,279)
Total equity	987,765	1,002,049
Total liabilities and equity	$2,246,159	$2,357,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(17,774)	$20,104
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	56,128	48,671
Accretion	8,217	8,253
Earnings from unconsolidated affiliates, net of tax	(549)	(524)
Distributions of income from unconsolidated affiliates	1,250	2,000
Deferred income taxes	(9,979)	10,114
Equity-based compensation expense	3,779	3,747
Derivative mark-to-market (gains) losses	(15,537)	(25,936)
Non-cash interest expense related to early retirement of debt and refinancings	7,338	—
Other	6,123	6,879
Changes in operating assets and liabilities:
Accounts receivable	(140)	(19,909)
Inventories, net	(4,110)	(833)
Due to or from related parties	(1,795)	725
Other assets	(2,459)	(10,587)
Accounts payable and accrued expenses	(6,448)	(371)
Asset retirement obligations	(561)	(555)
Cash received (paid) for derivative financial instruments	11,898	2,529
Net cash provided by (used in) operating activities	35,381	44,307

Investing activities
Purchases of property, plant and equipment	(7,146)	(24,475)
Cash paid for capitalized interest	(46)	(8,263)
Investments in marketable securities	(8,159)	(32,961)
Maturity and redemption of investments	88,845	32,801
Investment in development projects	(1,500)	(4,087)
Return of partnership escrow	—	4,468
Other	268	63
Net cash provided by (used in) investing activities	72,262	(32,454)

Financing activities
Principal payments on federal coal leases	—	(8,852)
Issuance of senior notes	200,000	—
Repayment of senior notes	(300,000)	—
Payment of deferred financing costs	(13,598)	(865)
Other	(194)	(80)
Net cash provided by (used in) financing activities	(113,792)	(9,797)

Net increase (decrease) in cash and cash equivalents	(6,149)	2,056
Cash and cash equivalents at beginning of period	231,633	197,691
Cash and cash equivalents at end of period	$225,484	$199,747

Supplemental cash flow disclosures
Interest paid	$19,477	$27,259
Income taxes paid (refunded)	$(5,798)	$10,377
Supplemental noncash investing and financing activities
Non-cash interest capitalized	$20	$8,240
Capital expenditures included in accounts payable	$915	$7,194
Assets acquired under capital leases	$1,209	$7,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business

Cloud Peak Energy is one of the largest producers of coal in the United States of America (“U.S.”) and the Powder River Basin (“PRB”), based on our 2013 coal sales.  We operate some of the safest mines in the coal industry.  According to Mine Safety and Health Administration (“MSHA”) data, in 2013, we had one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.

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

In 2012, we acquired the Youngs Creek project.  This project contains substantial undeveloped coal and complementary surface assets in the Northern PRB adjacent to our Spring Creek Mine.  In 2013, we entered an option to lease agreement and a corresponding exploration agreement with the Crow Tribe of Indians.  This coal project (“Crow project”) is located on the Crow Indian Reservation in southeast Montana, near our Spring Creek Mine and Youngs Creek project.  We are in the process of evaluating the development options for the Youngs Creek project and the Crow project and believe that their proximity to the Spring Creek Mine represents an opportunity to optimize our mine developments in the Northern PRB.  For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.  Our Spring Creek Mine, the Decker Mine, the Youngs Creek project, and the Crow project are located in the Northern PRB.

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

The interim period unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all footnote disclosures required to be included in annual financial statements by U.S. GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012 and for each of the three years ended December 31, 2013 included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position as of June 30, 2014, the results of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013, and the cash flows for the six months ended June 30, 2014 and 2013, in conformity with U.S. GAAP.  Our results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2014.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) requiring entities to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts.  The new presentation guidance is effective for interim and annual periods beginning after December 15, 2016.  We are considering the impact of the adoption of ASU 2014-09 on our results of operations, financial condition and cash flows.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Inventories

Inventories, net, consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Materials and supplies	$79,741	$77,748
Less: Obsolescence allowance	(1,083)	(1,011)
Material and supplies, net	78,658	76,737
Coal inventory	5,594	3,406
Inventories, net	$84,252	$80,144

4.  Derivatives

Coal Contracts

We use international coal forward contracts linked to forward Newcastle coal prices to help manage our exposure to variability in international coal prices.  We use domestic coal futures contracts referenced to the 8800 Btu coal price sold from the PRB, as quoted on the Chicago Mercantile Exchange (“CME”), to help manage our exposure to market changes in domestic coal prices. At June 30, 2014, we held coal derivative positions that are expected to settle in the following years (in thousands):

	2014	2015	2016	Total
International Coal Forward Contracts
Notional amount (tons)	728	344	132	1,204
Net asset position	$14,915	$10,825	$3,796	$29,536

Domestic Coal Futures Contracts
Notional amount (tons)	450	2,100	120	2,670

Amounts due to us or to the CME as a result of changes in the market price of our open domestic coal futures contracts and to fulfill margin requirements are received or paid through our brokerage bank on a daily basis; therefore, there is no asset or liability on the consolidated balance sheets.

WTI Collars

We use costless collars to help manage our exposure to market changes in diesel fuel prices.  The collars are indexed to the West Texas Intermediate (“WTI”) crude oil price as quoted on the New York Mercantile Exchange.  As such, the nature of the collar does not directly offset market changes to our diesel costs.  Under a collar agreement, we pay the difference between the monthly average index price and a floor price if the index price is below the floor, and we receive the difference between the ceiling price and the monthly average index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and ceiling prices.  While we would not receive the full benefit of extreme price decreases, the collars mitigate the risk of extreme crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on our cash flow.  At June 30, 2014, we held the following WTI collars:

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2014
	Notional	Weighted-Average per Barrel
Settlement Period	Amount	Floor	Ceiling
	(barrels, in thousands)
2014	291	$72.47	$113.59
2015	264	69.51	109.56
Total	555	$71.06	$111.67

Offsetting and Balance Sheet Presentation

	June 30, 2014
	Gross Amounts of Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
International coal forward contracts	$29,957	$(421)	$(421)	$421	$29,536	$—
WTI collars	524	—	—	—	524	—
Total	$30,481	$(421)	$(421)	$421	$30,060	$—

	December 31, 2013
	Gross Amounts of Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
International coal forward contracts	$26,712	$(349)	$(349)	$349	$26,363	$—
WTI collars	58	—	—	—	58	—
Total	$26,770	$(349)	$(349)	$349	$26,420	$—

Net amounts of international coal forward contracts and WTI collar assets are included in the Derivative financial instruments line in the consolidated balance sheets.  There were no cash collateral requirements at June 30, 2014 or December 31, 2013.

Derivative Gains and Losses

Derivative mark-to-market (gains) and losses recognized in the consolidated statement of operations and comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
International coal forward contracts	$(3,490)	$(12,402)	$(14,082)	$(26,184)
Domestic coal futures contracts	845	93	(989)	117
WTI collars	(157)	25	(466)	132
Total	$(2,803)	$(12,284)	$(15,537)	$(25,936)

See Note 5 for a discussion related to the fair value of derivative financial instruments.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•                  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We have no Level 3 investments as of June 30, 2014 or December 31, 2013.

The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheets (in thousands):

	Fair Value at June 30, 2014
Description	Level 1	Level 2	Total
Assets
Money market funds (1)	$98,269	$—	$98,269
Derivative financial instruments	$—	$30,060	$30,060

	Fair Value at December 31, 2013
Description	Level 1	Level 2	Total
Assets
Money market funds (1)	$140,438	$—	$140,438
Derivative financial instruments	$—	$26,420	$26,420
Investments in marketable securities	$—	$80,687	$80,687

(1)                                 Included in cash and cash equivalents in the consolidated balance sheets along with $127.2 million and $91.2 million of demand deposits at June 30, 2014 and December 31, 2013, respectively.

We did not have any transfers between levels during the six months ended June 30, 2014.  Our policy is to value all transfers between levels using the beginning of period valuation.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Senior Notes

Senior notes consisted of the following (in thousands):

	June 30, 2014			December 31, 2013
	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
8.25% senior notes due 2017, net of unamortized discount	$—	$—	$—	$300,000	$298,727	$313,125

8.50% senior notes due 2019, net of unamortized discount	300,000	298,361	324,000	300,000	298,248	325,500

6.375% senior notes due 2024	200,000	200,000	210,500	—	—	—
Total senior notes	$500,000	$498,361	$534,500	$600,000	$596,974	$638,625

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

Debt issuance costs of $4.9 million, including underwriting discounts and commissions, were incurred in connection with the issuance of the 2024 Notes.  These costs have been deferred and are being amortized to interest expense over the term of the 2024 Notes using the straight-line method which approximates the effective interest method.

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

Upon the occurrence of certain transactions constituting a “change in control” as defined in the indentures, holders of our senior notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

In the first quarter of 2014, we used the proceeds from the 2024 Notes, together with cash on hand, to repurchase and redeem $300 million aggregate principal amount of the 2017 Notes.  We recognized a loss on early retirement of debt of $19.3 million, which was comprised of $13.8 million related to the premium paid in excess of par, $5.1 million related to the

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

write-off of deferred financing costs and original issue discount, and $0.4 million in related expenses.  The loss is classified in Interest expense in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the six months ended June 30, 2014.

7.  Federal Coal Lease Obligations

Federal coal lease obligations consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Federal coal lease obligations, current	$58,958	$58,958
Federal coal lease obligations, noncurrent	63,970	63,970
Total federal coal lease obligations	$122,928	$122,928

Our federal coal lease obligations, as reflected in the consolidated balance sheets, consist of obligations payable to the Bureau of Land Management of the U.S. Department of the Interior discounted at an imputed interest rate.  Imputed interest is included in accrued expenses.

We have the following federal coal lease payments (dollars in thousands):

			June 30, 2014		December 31, 2013
	Annual	Imputed	Carrying	Fair	Carrying	Fair
Payment Dates	Payment	Interest Rate	Value	Value (1)	Value	Value (1)
July 1, 2011 – 2015	$59,545	8.50%	105,460	118,041	105,460	116,664
September 1, 2011 – 2015	$9,862	8.50%	17,467	19,492	17,467	19,255
			$122,928	$137,533	$122,928	$135,919

(1)                                 The fair value of estimates for federal coal lease obligations was determined by discounting the remaining lease payments using the then current estimate of the credit-adjusted, risk-free rate based on our then current credit rating, which is considered Level 2 in the fair value hierarchy.

Future payments on federal coal leases are as follows (in thousands):

Year Ended December 31,
2014	$69,407
2015	69,407
Total	138,814
Less: imputed interest	15,886
Total principal payments	122,928
Less: current portion	58,958
Federal coal leases payable, net of current portion	$63,970

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Asset Retirement Obligations

Changes in the carrying amount of our asset retirement obligations were as follows (in thousands):

	2014	2013
Balance at January 1	$247,329	$240,634
Accretion expense	8,217	8,253
Revisions to estimated future reclamation cash flows	(3,409)	(2,056)
Payments	(561)	(555)
Balance at June 30	251,576	246,276
Less: current portion	(1,118)	(6,700)
Asset retirement obligation, net of current portion	$250,458	$239,576

Revisions to estimated future reclamation cash flows reflect our regular updates to our estimated costs of closure activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages, the timing of the reclamation activities, and third-party unit costs as of June 30, 2014 and 2013.

9.  Other Obligations

Capital Equipment Lease Obligations

From time to time, we enter into capital leases on equipment under various lease schedules, which are subject to a master lease agreement and are pre-payable at our option.  Interest on the leases is based on the one-month London Interbank Offered Rate (“LIBOR”) plus 1.95% for a current rate of 2.10% as of June 30, 2014.  The gross value of property, plant and equipment under capital leases was $11.4 million as of June 30, 2014 and related to the leasing of mining equipment. The accumulated depreciation for these items was $1.3 million at June 30, 2014, and changes thereto have been included in depreciation, depletion and amortization in the consolidated statements of operations.  Due to the variable nature of the imputed interest, fair value is equal to carrying value.

Future payments on capital equipment lease obligations are as follows (in thousands):

Year Ended December 31,
2014	$949
2015	1,807
2016	1,772
2017	1,738
2018	1,704
Thereafter	2,520
Total	10,490
Less: interest	636
Total principal payments	9,854
Less: current portion	1,633
Capital equipment lease obligations, net of current portion	$8,221

Accounts Receivable Securitization

On February 11, 2013, we executed an Accounts Receivable Securitization Facility (“A/R Securitization Program”) with a committed capacity of up to $75 million.  Certain of our subsidiaries are parties to the A/R Securitization Program.  In January 2013, we formed Cloud Peak Energy Receivables LLC (the “SPE”), a special purpose, bankruptcy-remote wholly-

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

owned subsidiary, to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties) and then transfer undivided interests in up to $75 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  At June 30, 2014, the A/R Securitization Program would have allowed for $34 million of borrowing capacity.  There were no borrowings outstanding from the A/R Securitization Program at June 30, 2014.  The SPE is consolidated into our financial statements.

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

The Credit Agreement replaces our previous $500 million amended and restated credit agreement dated June 3, 2011.  There were no borrowings outstanding under the previous credit facility at the time of replacement or at December 31, 2013.  At the time of replacement, we recorded a charge of $2.2 million in interest expense to write off certain deferred financing costs as certain banks of the syndicate changed, and we recorded $8.7 million of new deferred financing costs.  The aggregate deferred financing costs are being amortized on a straight-line basis to interest expense over the five-year term of the Credit Agreement.

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

Loans under the Credit Agreement bear interest at LIBOR plus an applicable margin of 2.00% to 2.75%, depending on our net total leverage to EBITDA ratio.  We pay the lenders a commitment fee between 0.375% and 0.50% per year, depending on our net total leverage to EBITDA ratio, on the unused amount of the credit facility.  Letters of credit issued under the credit facility, unless drawn upon, will incur a per annum fee from the date at which they are issued between 2.00% and 2.75% depending on our net total leverage to EBITDA ratio.  Letters of credit that are drawn upon are converted to loans.  In addition, in connection with the issuance of a letter of credit, we are required to pay the issuing bank a fronting fee of 0.125% per annum.

Our obligations under the Credit Agreement are secured by substantially all of our assets and substantially all of the assets of certain of our subsidiaries, subject to certain permitted liens and customary exceptions for similar coal financings. Our obligations under the Credit Agreement are also supported by a guarantee by Cloud Peak Energy Inc. and our domestic restricted subsidiaries.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the Credit Agreement, the subsidiaries of Cloud Peak Energy Inc. are permitted to make distributions to Cloud Peak Energy Inc. to enable it to pay (i) federal, state and local income and certain other taxes it incurs that are attributable to the business and operations of its subsidiaries and (ii) amounts on the tax agreement liability.  In addition, as long as no default under the Credit Agreement exists, the subsidiaries of Cloud Peak Energy Inc. also may make annual distributions to Cloud Peak Energy Inc. to fund dividends or repurchases of Cloud Peak Energy Inc.’s stock and additional distributions in accordance with certain distribution limits in the Credit Agreement.  Finally, the subsidiaries of Cloud Peak Energy Inc. may make loans to Cloud Peak Energy Inc. subject to certain limitations in the Credit Agreement.

As of June 30, 2014, we had $2 million in letters of credit issued and no other borrowings were outstanding under the credit facility, and we were in compliance with the covenants contained in the Credit Agreement.  Our aggregate borrowing capacity under the Credit Agreement and the A/R Securitization Program was approximately $532 million at June 30, 2014.

10.  Interest Expense

Interest expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Senior notes	$9,563	$12,563	$21,577	$25,125
Credit facility unutilized fee	562	719	1,223	1,390
Federal coal lease obligations imputed interest	2,612	3,857	5,224	7,842
Amortization of deferred financing costs and original issue discount	1,027	1,126	2,163	2,205
Other	68	56	145	72
Subtotal	13,832	18,321	30,332	36,634

Premium on early retirement of debt	—	—	13,837	—
Write-off of deferred financing costs and original issue discount	—	—	7,338	—
Other	16	—	364	—
Subtotal - cost of early retirement of debt and refinancings	16	—	21,538	—

Total interest expense	13,848	18,321	51,870	36,634
Less interest capitalized	(35)	(8,006)	(63)	(15,835)
Net interest expense	$13,813	$10,315	$51,807	$20,799

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  Commitments and Contingencies

Commitments

Purchase Commitments

We had outstanding purchase commitments consisting of the following (in thousands):

	June 30,	December 31,
	2014	2013
Capital commitments
Equipment	$7,493	$5,851
Land	24,663	23,700

Supplies and services
Coal purchase commitments	$3,750	$—
Transportation agreements	210,715	226,006
Materials and supplies	13,684	18,060

Contingencies

Litigation

WildEarth Guardians’ Regulatory Challenge to OSM’s Approval Process for Mine Plans

Background—On February 27, 2013, WildEarth Guardians (“WildEarth”) filed a complaint in the United States District Court for the District of Colorado (“Colorado District Court”) challenging the federal Office of Surface Mining’s (“OSM”) approvals of mine plans for seven different coal mines located in four different states.  The challenged approvals included two that were issued to subsidiaries of Cloud Peak Energy: one for the Cordero Rojo Mine in Wyoming and one for the Spring Creek Mine in Montana.

On February 7, 2014, the Colorado District Court severed the claims in WildEarth’s complaint and transferred all the claims pertaining to non-Colorado mines to the federal district courts for the states in which the mines were located.  Pursuant to this order, the challenge to Cordero Rojo’s mine plan approval (along with challenges to two other OSM approvals) was transferred to the U.S. District Court in Wyoming (“Wyoming District Court”) and the challenge to Spring Creek’s mine plan approval was transferred to the U.S. District Court in Montana (“Montana District Court”).  On February 14, 2014, WildEarth voluntarily dismissed the case pending in the Wyoming District Court, thereby concluding its challenge to OSM’s approval of the Cordero mine plan.  WildEarth has continued to pursue its challenges to mine plan approvals pending in district courts in Colorado, New Mexico, and Montana.

On March 14, 2014, WildEarth amended its complaint in the Montana District Court to reflect the transfer order from the Colorado District Court.  WildEarth has asked the Montana District Court to vacate OSM’s 2012 approval of the Spring Creek mine plan and enjoin mining operations at the Spring Creek Mine until OSM undertakes additional environmental analysis and related public process requested by WildEarth.

Intervention by Cloud Peak Energy and Others—By orders dated May 30, 2014, May 9, 2014, and April 28, 2014, the Montana District Court granted intervention to the State of Montana, the National Mining Association, and Spring Creek Coal LLC, a wholly-owned subsidiary of Cloud Peak Energy, respectively. Each of these parties intervened on the side of OSM.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The parties will submit briefing in the case during late 2014 and early 2015. Cloud Peak Energy believes WildEarth’s challenge against OSM is without merit.

Montana Environmental Information Center and Sierra Club Regulatory Challenge to Montana DEQ’s Coal Permit Program

Background—On April 17, 2012, the Montana Environmental Information Center and the Sierra Club (collectively, “MEIC”) filed a complaint in the United States District Court for the District of Montana (“Montana District Court”) against the Director of the Montana Department of Environmental Quality (“DEQ Director”) alleging that the DEQ Director violated his nondiscretionary duties under the Surface Mining Control and Reclamation Act (“SMCRA”) by approving state mine permits without establishing numeric water quality standards as part of MT DEQ’s cumulative hydrologic impact assessments (“CHIAs”) for coal mines. MEIC asked the Montana District Court to issue an order directing the DEQ Director to perform CHIAs in a manner requested by plaintiff organizations, and to enjoin the DEQ Director’s approval of new mine permit applications until this analysis is completed.

Intervention by Cloud Peak Energy and Others—On August 3, 2012, the Montana District Court granted the intervention motion of a number of other companies that own coal mines and/or coal reserves, the Crow Tribe, a labor union representing mine workers, and Spring Creek Coal LLC, a wholly-owned subsidiary of Cloud Peak Energy.  All these parties jointly intervened on the side of the DEQ Director.

District Court Rejection of Challenge and MEIC Appeal—On January 22, 2013, the Montana District Court dismissed MEIC’s challenge on the ground that the action was barred by Montana’s 11th Amendment Sovereign Immunity.  The Montana District Court also held that the DEQ Director’s CHIAs were discretionary actions and therefore not subject to SMCRA’s citizen suit provision, and alternatively, that MEIC’s claims were not ripe for judicial review.  On February 20, 2013, MEIC appealed to the United States Court of Appeals for the Ninth Circuit and asked the Ninth Circuit to reverse the judgment of the Montana District Court dismissing MEIC’s case.  Spring Creek and the other intervenors in the Montana District Court intervened in this appeal as respondents on the side of the DEQ Director.

Oral argument was held on May 12, 2014 and a decision is expected sometime in late 2014 or in 2015.  Cloud Peak Energy believes MEIC’s challenge against the DEQ Director is without merit.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Risk and Major Customers

For the six months ended June 30, 2014 and 2013, there was no single customer that represented 10% or more of consolidated revenue.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  The credit risk is controlled through credit approvals and monitoring procedures.

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

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company, or provide a letter of credit, typically through a bank.  Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws. On May 7, 2014, we were granted approval from the state of Wyoming to self-bond $200 million of our reclamation obligations within the state.  As of June 30, 2014, we were self-bonded for $192.0 million and had $489.2 million of surety bonds outstanding (including our proportional share of the Decker Mine) to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.

12.  Postretirement Medical Plan

We maintain an unfunded postretirement medical plan to provide certain postretirement medical benefits to eligible employees.  Net periodic postretirement benefit costs included the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$1,038	$1,238	$2,075	$2,475
Interest cost	464	418	929	837
Amortization of prior service cost	247	444	494	888
Net periodic benefit cost	$1,749	$2,100	$3,498	$4,200

13.  Related Party Transactions

Related party activity consists of coal sales to our 50% owned coal marketing company and equity method investment, Venture Fuels Partnership, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Sales of coal to Venture Fuels Partnership	$7,391	$4,906	$9,052	$5,076

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax are as follows (in thousands):

	Six Months Ended June 30,
	2014			2013
	Post- retirement Medical Plan	Decker Defined Benefit Pension	Total	Post- retirement Medical Plan	Decker Defined Benefit Pension	Total
Beginning balance, January 1	$(6,517)	$(3,763)	$(10,279)	$(14,684)	$(5,777)	$(20,461)
Other comprehensive income (loss) before reclassifications	—	—	—	19	—	19
Amounts reclassified from accumulated other comprehensive income (loss)	316	—	316	569	—	569
Net current period other comprehensive income (loss)	316	—	316	588	—	588
Ending balance, June 30	$(6,201)	$(3,763)	$(9,963)	$(14,096)	$(5,777)	$(19,873)

The reclassifications out of AOCI are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Postretirement Medical Plan (1)
Amortization of prior service costs included in cost of product sold (2)	$209	$371	$418	$741
Amortization of prior service costs included in selling, general and administrative expenses (2)	38	73	76	147
Total before tax	247	444	494	888
Tax benefit	(89)	(160)	(178)	(319)
Amounts reclassified from accumulated other comprehensive income (loss)	$158	$284	$316	$569

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculation of diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator for calculation of diluted earnings per share:
Net income	$(2,148)	$4,709	$(17,774)	$20,104
Denominator for basic income per share — weighted-average shares outstanding	60,818	60,629	60,779	60,619
Dilutive effect of stock equivalents	—	536	—	504
Denominator for diluted earnings per share	60,818	61,165	60,779	61,123
Diluted earnings per share	$(0.04)	$0.08	$(0.29)	$0.33

For the periods presented, the following items were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Restricted stock and units	676	—	573	36
Options outstanding	705	68	807	98
Employee stock purchase plan	13	—	10	56

16.  Segment Information

We have reportable segments of Owned and Operated Mines; Logistics and Related Activities; and Corporate and Other.

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

Our Logistics and Related Activities segment is characterized by the services we provide to our international and domestic customers where we deliver coal to the customer at a terminal or the customer’s plant or other delivery point, remote from our mine site.  Services provided include the purchase of coal from third parties or from our owned and operated mines as well as the contracting and coordination of the transportation and other handling services from third-party operators, which are typically rail and terminal companies.  Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process.  Title and risk of loss pass to the customer in accordance with the contract and typically occur at a vessel loading terminal, a vessel unloading terminal or an end use facility.  Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment.  The gains and losses resulting from our international coal forward derivative financial instruments are reported within this segment.

Our Corporate and Other segment includes results relating to broker activity, our share of the Decker Mine operations, and unallocated corporate costs and assets.  All corporate costs, except Board of Directors related expenses, are allocated to the segments based upon their relative percentage of certain financial metrics.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue

The following table presents revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Owned and Operated Mines	$272,099	$264,975	$541,698	$543,749
Logistics and Related Activities	54,683	67,069	113,196	132,939
Corporate and Other	8,267	11,811	12,639	17,640
Eliminations of intersegment sales	(14,198)	(13,860)	(27,617)	(26,280)
Consolidated revenue	$320,850	$329,996	$639,916	$668,048

The following table presents revenue from external customers by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
United States	$267,489	$264,568	$534,718	$545,049
South Korea	27,482	54,510	78,425	77,632
Other	25,879	10,918	26,773	45,367
Total revenue from external customers	$320,850	$329,996	$639,916	$668,048

We attribute revenue to individual countries based on the location of the physical delivery of the coal.  All of our revenue for the six months ended June 30, 2014 and 2013 originated in the U.S.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Adjusted EBITDA

The following table reconciles segment Adjusted EBITDA to net income (loss) (in thousands):

	Three Months Ended June 30,
	2014		2013
Adjusted EBITDA
Owned and Operated Mines		$41,956		$34,230
Logistics and Related Activities		2,699		2,752
Corporate and Other		1,420		252
Eliminations		(848)		44
Consolidated Adjusted EBITDA		45,227		37,277
Interest expense, net		(13,752)		(10,252)
Depreciation, depletion and accretion		(33,288)		(29,585)
Income tax benefit (expense)		3,489		(2,462)
Tax agreement (expense) benefit (1)		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses) (2)	$2,803		$12,284
Inclusion of cash amounts (received) paid (3)	(6,628)		(2,553)
Total derivative financial instruments		(3,825)		9,731
Expired significant broker contract		—		—

Net income (loss)		$(2,148)		$4,709

	Six Months Ended June 30,
	2014		2013
Adjusted EBITDA
Owned and Operated Mines		$83,152		$79,892
Logistics and Related Activities		3,070		4,117
Corporate and Other		(448)		1,743
Eliminations		(1,199)		(224)
Consolidated Adjusted EBITDA		84,575		85,529
Interest expense, net		(51,622)		(20,611)
Depreciation, depletion and accretion		(64,346)		(56,924)
Income tax benefit (expense)		9,979		(11,297)
Tax agreement (expense) benefit (1)		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses) (2)	$15,537		$25,936
Inclusion of cash amounts (received) paid (3)	(11,898)		(2,529)
Total derivative financial instruments		3,640		23,407
Expired significant broker contract		—		—

Net income (loss)		$(17,774)		$20,104

(1)                                 Changes to related deferred taxes are included in income tax expense.

(2)                                 Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                                 Derivative cash gains and losses reflected within operating cash flows.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total Assets

The following table presents total assets (in thousands):

	June 30,	December 31,
	2014	2013
Owned and Operated Mines	$1,722,278	$1,761,406
Logistics and Related Activities	59,932	55,770
Corporate and Other	464,309	540,432
Eliminations	(360)	(183)
Consolidated assets	$2,246,159	$2,357,425

As of June 30, 2014 and December 31, 2013, all of our long-lived assets were located in the U.S.

Capital Expenditures

The following table presents purchases of property, plant and equipment, investment in development projects, and assets acquired under capital leases (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Owned and Operated Mines	$8,690	$34,325
Logistics and Related Activities	—	337
Corporate and Other	1,165	1,501
Eliminations	—	—
Consolidated	$9,855	$36,163

17.  Equity-Based Compensation

The LTIP permits awards to our employees, which do not include Decker employees, and eligible non-employee directors.  The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.  Equity-based compensation expense is recorded primarily within selling, general, and administrative expenses in our consolidated statements of operations.  As of June 30, 2014, unrecognized compensation cost related to equity-based compensation was $12.1 million, which will be recognized over a weighted-average period of 2.0 years prior to vesting.

Generally, each form of equity-based compensation awarded to eligible employees cliff vests on the third anniversary of the grant date. However, the awards will pro-rata vest sooner if an employee terminates employment with or stops providing services to us because of death, disability, redundancy or retirement, or if an employee subject to an employment agreement is terminated for any other reason than for cause or leaves for good reason (as defined in the LTIP). Vesting of performance awards are subject to total stockholder return performance. In addition, all awards will fully vest if an employee is terminated without cause within two years after a change in control occurs.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of restricted stock and restricted stock unit award activity is as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant-Date
	Number	Fair Value
		(per share)
Non-vested shares at January 1, 2014	372	$18.51
Granted	132	19.01
Forfeited	(8)	18.77
Vested	(74)	20.80
Non-vested shares at June 30, 2014	422	$18.26

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

A summary of performance-based share unit award activity is as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant-Date
	Number	Fair Value
		(per share)
Non-vested units at January 1, 2014	415	$18.94
Granted	202	25.63
Forfeited	(13)	22.62
Non-vested units at June 30, 2014	604	$21.10

The assumptions used to estimate the fair value of the performance-based share units granted on March 14, 2014 are as follows:

Risk-free interest rate	0.7%
Expected volatility	38.3%
Term	2.8 years
Fair value (per share)	$ 25.63

Non-Qualified Stock Options

Annually, we grant non-qualified stock options under the LTIP to certain employees.  All unexercised options will expire ten years after the date of grant.  Generally, vested options will expire 30 days after the date of the grantee’s termination of employment with us.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of non-qualified stock option activity is as follows (in thousands, except per option and year amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Term	Value (1)
		(per option)	(years)
Options outstanding at January 1, 2014	1,439	$16.17	6.70	$2,999
Granted	219	19.35		—
Exercised	(195)	15.00		923
Forfeited	(13)	18.40		26
Options outstanding at June 30, 2014	1,450	$16.78	6.80	$2,881
Exercisable at June 30, 2014	854	$15.93	5.40	$2,436
Vested and expected to vest at June 30, 2014	1,392	$16.69	6.70	$2,870

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

The assumptions used to estimate the fair value of options granted on March 14, 2014 are as follows:

Risk-free interest rate	2.1%
Expected option life	6.5 years
Expected volatility	43.3%
Fair value (per option)	$ 8.89

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

In accordance with the indentures governing the senior notes, Cloud Peak Energy Inc. and certain of our 100% owned U.S. subsidiaries (the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed the senior notes on a joint and several basis.  These guarantees of either series of senior notes are subject to release in the following customary circumstances:

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

The following historical financial statement information is provided for Cloud Peak Energy Inc. and the Guarantor/Non-Guarantor Subsidiaries:

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended June 30, 2014
	Parent Guarantor (CPE Inc.)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$1,975	$—	$315,258	$5,592	$(1,975)	$320,850
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion and accretion, shown separately)	—	28	263,358	6,736	—	270,121
Depreciation and depletion	—	778	28,444	(22)	—	29,200
Accretion	—	—	3,072	1,016	—	4,088
Derivative financial instruments	—	—	(2,803)	—	—	(2,803)
Selling, general and administrative expenses	1,975	162	12,321	—	(1,975)	12,483
Other operating costs	—	—	333	—	—	333
Total costs and expenses	1,975	968	304,725	7,730	(1,975)	313,422
Operating income (loss)	—	(968)	10,533	(2,138)	—	7,428
Other income (expense)
Interest income	—	61	—	—	—	61
Interest expense	—	(10,938)	(2,775)	(100)	—	(13,813)
Other, net	—	(116)	233	117	—	233
Total other income (expense)	—	(10,993)	(2,542)	17	—	(13,519)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	—	(11,961)	7,991	(2,121)	—	(6,091)
Income tax benefit (expense)	—	3,653	(794)	630	—	3,489
Earnings from unconsolidated affiliates, net of tax	—	—	454	—	—	454
Earnings (losses) from consolidated affiliates, net of tax	(2,148)	6,160	(1,491)	—	(2,521)	—
Net income (loss)	(2,148)	(2,148)	6,160	(1,491)	(2,521)	(2,148)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	247	247	247	—	(494)	247
Income tax on postretirement medical plan and pension adjustments	(89)	(89)	(89)	—	178	(89)
Other comprehensive income (loss)	158	158	158	—	(316)	158
Total comprehensive income (loss)	$(1,990)	$(1,990)	$6,318	$(1,491)	$(2,837)	$(1,990)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended June 30, 2013
	Parent Guarantor (CPE Inc.)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$2,080	$—	$324,658	$5,338	$(2,080)	$329,996
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion and accretion, shown separately)	—	10	275,211	6,382	—	281,603
Depreciation and depletion	—	627	23,953	878	—	25,459
Accretion	—	—	2,924	1,202	—	4,126
Derivative financial instruments	—	—	(12,284)	—	—	(12,284)
Selling, general and administrative expenses	2,080	155	12,679	—	(2,080)	12,834
Other operating costs	—	555	636	—	—	1,191
Total costs and expenses	2,080	1,347	303,119	8,462	(2,080)	312,929
Operating income (loss)	—	(1,347)	21,539	(3,124)	—	17,067
Other income (expense)
Interest income	—	63	—	—	—	63
Interest expense	—	(9,975)	(238)	(102)	—	(10,315)
Other, net	—	(165)	43	165	—	43
Total other income (expense)	—	(10,077)	(195)	63	—	(10,209)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	—	(11,424)	21,344	(3,061)	—	6,858
Income tax benefit (expense)	—	3,204	(6,791)	1,124	—	(2,462)
Earnings from unconsolidated affiliates, net of tax	—	5	308	—	—	313
Earnings (losses) from consolidated affiliates, net of tax	4,709	12,924	(1,937)	—	(15,696)	—
Net income (loss)	4,709	4,709	12,924	(1,937)	(15,696)	4,709
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	444	444	444	—	(888)	444
Income tax on postretirement medical plan and pension adjustments	(160)	(160)	(160)	—	320	(160)
Other comprehensive income (loss)	284	284	284	—	(568)	284
Total comprehensive income (loss)	$4,993	$4,993	$13,208	$(1,937)	$(16,264)	$4,993

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Six Months Ended June 30, 2014
	Parent Guarantor (CPE Inc.)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$3,875	$—	$630,359	$9,557	$(3,875)	$639,916
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	—	197	529,954	11,909	—	542,060
Depreciation and depletion	—	1,535	54,833	(240)	—	56,128
Accretion	—	—	6,186	2,032	—	8,217
Derivative financial instruments	—	—	(15,537)	—	—	(15,537)
Selling, general and administrative expenses	3,875	360	24,564	—	(3,875)	24,924
Other operating costs	—	45	527	—	—	573
Total costs and expenses	3,875	2,137	600,527	13,701	(3,875)	616,365
Operating income (loss)	—	(2,137)	29,832	(4,144)	—	23,551
Other income (expense)
Interest income	—	185	—	—	—	185
Interest expense	—	(46,054)	(5,554)	(199)	—	(51,807)
Other, net	—	(781)	346	204	—	(231)
Total other (expense) income	—	(46,650)	(5,208)	5	—	(51,853)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	—	(48,787)	24,624	(4,139)	—	(28,302)
Income tax benefit (expense)	—	12,784	(4,085)	1,281	—	9,979
Earnings from unconsolidated affiliates, net of tax	—	(16)	564	—	—	549
Earnings (losses) from consolidated affiliates, net of tax	(17,774)	18,245	(2,858)	—	2,387	—
Net income (loss)	(17,774)	(17,774)	18,245	(2,858)	2,387	(17,774)
Other comprehensive income
Postretirement medical plan amortization of prior service cost	494	494	494	—	(988)	494
Income tax on retiree medical plan and pension adjustments	(178)	(178)	(178)	—	356	(178)
Other comprehensive income	316	316	316	—	(632)	316
Total comprehensive income (loss)	$(17,458)	$(17,458)	$18,561	$(2,858)	$1,755	$(17,458)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Six Months Ended June 30, 2013
	Parent Guarantor (CPE Inc.)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4,310	$1	$660,223	$7,824	$(4,310)	$668,048
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	—	19	547,666	9,947	—	557,631
Depreciation and depletion	—	1,280	47,201	190	—	48,671
Accretion	—	—	5,862	2,391	—	8,253
Derivative financial instruments	—	—	(25,936)	—	—	(25,936)
Selling, general and administrative expenses	4,310	420	26,022	—	(4,310)	26,442
Other operating costs	—	554	747	—	—	1,301
Total costs and expenses	4,310	2,273	601,562	12,528	(4,310)	616,362
Operating income (loss)	—	(2,272)	58,661	(4,704)	—	51,686
Other income (expense)
Interest income	—	188	—	—	—	188
Interest expense	—	(20,123)	(514)	(162)	—	(20,799)
Other, net	—	(323)	(240)	365	—	(198)
Total other (expense) income	—	(20,258)	(754)	203	—	(20,809)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	—	(22,530)	57,907	(4,500)	—	30,877
Income tax benefit (expense)	—	4,205	(17,108)	1,606	—	(11,297)
Earnings from unconsolidated affiliates, net of tax	—	9	515	—	—	524
Earnings (losses) from consolidated affiliates, net of tax	20,104	38,420	(2,894)	—	(55,630)	—
Net income (loss)	20,104	20,104	38,420	(2,894)	(55,630)	20,104
Other comprehensive income
Postretirement medical plan amortization of prior service cost	888	888	888	—	(1,776)	888
Postretirement medical plan adjustment	30	30	30	—	(60)	30
Income tax on postretirement medical plan and pension adjustments	(330)	(330)	(330)	—	660	(330)
Other comprehensive income	588	588	588	—	(1,176)	588
Total comprehensive income (loss)	$20,692	$20,692	$39,008	$(2,894)	$(56,806)	$20,692

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	June 30, 2014
	Parent Guarantor (CPE Inc.)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$222,263	$1,881	$1,340	$—	$225,484
Investments in marketable securities	—	—	—	—	—	—
Accounts receivable	—	—	11,443	62,765	—	74,208
Due from related parties	282	—	611,945	—	(609,690)	2,537
Inventories, net	—	5,939	73,612	4,701	—	84,252
Deferred income taxes	4,960	—	13,060	12	(18)	18,015
Derivative financial instruments	—	—	30,060	—	—	30,060
Other assets	3,507	—	18,356	138	—	22,000
Total current assets	8,749	228,202	760,357	68,956	(609,708)	456,556
Noncurrent assets
Property, plant and equipment, net	—	7,959	1,593,775	15	—	1,601,748
Goodwill	—	—	35,634	—	—	35,634
Deferred income taxes	33,087	48,776	6,370	12,624	—	100,857
Other assets	1,050,859	1,838,000	—	—	(2,837,496)	51,364
Total assets	$1,092,695	$2,122,937	$2,396,136	$81,595	$(3,447,204)	$2,246,159

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$2	$3,686	$46,059	$3,191	$—	$52,938
Royalties and production taxes	—	—	122,481	1,530	—	124,011
Accrued expenses	1,333	5,397	41,762	459	—	48,951
Due to related parties	—	564,644	—	45,046	(609,690)	—
Current portion of tax agreement liability	13,504	—	—	—	—	13,504
Current portion of federal coal lease obligations	—	—	58,958	—	—	58,958
Other liabilities	—	37	1,639	966	(18)	2,624
Total current liabilities	14,839	573,764	270,899	51,192	(609,708)	300,986
Noncurrent liabilities
Tax agreement liability, net of current portion	90,091	—	—	—	—	90,091
Senior notes	—	498,361	—	—	—	498,361
Federal coal lease obligations, net of current portion	—	—	63,970	—	—	63,970
Asset retirement obligations, net of current portion	—	—	177,750	72,708	—	250,458
Other liabilities	—	—	66,568	3,677	(15,717)	54,528
Total liabilities	104,930	1,072,125	579,187	127,577	(625,424)	1,258,394
Commitments and Contingencies (Note 11)
Total equity	987,765	1,050,812	1,816,949	(45,982)	(2,821,779)	987,765
Total liabilities and equity	$1,092,695	$2,122,937	$2,396,136	$81,595	$(3,447,204)	$2,246,159

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	December 31, 2013
	Parent Guarantor (CPE Inc.)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$226,993	$496	$4,144	$—	$231,633
Investments in marketable securities	—	80,687	—	—	—	80,687
Accounts receivable	—	—	12,799	61,269	—	74,068
Due from related parties	—	—	541,997	—	(541,255)	742
Inventories, net	—	6,193	70,206	3,745	—	80,144
Deferred income taxes	4,960	—	13,372	12	(18)	18,326
Derivative financial instruments	—	—	26,420	—	—	26,420
Other assets	8,715	—	10,729	97	—	19,541
Total current assets	13,675	313,873	676,019	69,267	(541,273)	531,561
Noncurrent assets
Property, plant and equipment, net	—	9,301	1,644,679	34	—	1,654,014
Goodwill	—	—	35,634	—	—	35,634
Deferred income taxes	33,087	35,994	10,938	11,342	—	91,361
Other assets	1,068,318	1,800,258	—	—	(2,823,721)	44,855
Total assets	$1,115,080	$2,159,426	$2,367,270	$80,643	$(3,364,994)	$2,357,425

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$—	$2,378	$55,472	$1,196	$—	$59,046
Royalties and production taxes	—	—	129,158	2,758	—	131,917
Accrued expenses	3,245	2,087	35,652	480	—	41,463
Due to related parties	6,191	489,645	—	45,419	(541,255)	—
Current portion of tax agreement liability	13,504	—	—	—	—	13,504
Current portion of federal coal lease obligations	—	—	58,958	—	—	58,958
Other liabilities	—	72	1,493	966	(18)	2,513
Total current liabilities	22,940	494,182	280,733	50,819	(541,273)	307,401
Noncurrent liabilities
Tax agreement liability, net of current portion	90,091	—	—	—	—	90,091
Senior notes	—	596,974	—	—	—	596,974
Federal coal lease obligations, net of current portion	—	—	63,970	—	—	63,970
Asset retirement obligations, net of current portion	—	—	175,275	70,806	—	246,081
Other liabilities	—	—	62,400	3,142	(14,683)	50,859
Total liabilities	113,030	1,091,156	582,378	124,767	(555,955)	1,355,376
Commitments and Contingencies (Note 11)
Total equity	1,002,049	1,068,270	1,784,892	(44,124)	(2,809,038)	1,002,049
Total liabilities and equity	$1,115,080	$2,159,426	$2,367,270	$80,643	$(3,364,994)	$2,357,425

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Six Months Ended June 30, 2014
	Parent Guarantor (CPE Inc.)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(594)	$29,347	$10,432	$(3,804)	$—	$35,381

Investing activities
Purchases of property, plant and equipment	—	(1,165)	(5,981)	—	—	(7,146)
Investments in marketable securities	—	(8,159)	—	—	—	(8,159)
Maturity and redemption of investments	—	88,845	—	—	—	88,845
Investment in development projects	—	—	(1,500)	—	—	(1,500)
Contributions made to subsidiary	—	—	(1,000)	—	1,000	—
Other	—	—	222	—	—	222
Net cash provided by (used in) investing activities	—	79,521	(8,259)	—	1,000	72,262

Financing activities
Issuance of senior notes	—	200,000	—	—	—	200,000
Repayment of senior notes	—	(300,000)	—	—	—	(300,000)
Payment of deferred financing costs	—	(13,598)	—	—	—	(13,598)
Contributions received from parent	—	—	—	1,000	(1,000)	—
Other	594	—	(788)	—	—	(194)
Net cash provided by (used in) financing activities	594	(113,598)	(788)	1,000	(1,000)	(113,792)

Net increase (decrease) in cash and cash equivalents	—	(4,730)	1,385	(2,804)	—	(6,149)
Cash and cash equivalents at beginning of period	—	226,993	496	4,144	—	231,633
Cash and cash equivalents at the end of period	$—	$222,263	$1,881	$1,340	$—	$225,484

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Six Months Ended June 30, 2013
	Parent Guarantor (CPE Inc.)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(10)	$4,977	$48,408	$(9,068)	$—	$44,307

Investing activities
Purchases of property, plant and equipment	—	(1,499)	(22,974)	(2)	—	(24,475)
Cash paid for capitalized interest	—	—	(8,263)	—	—	(8,263)
Investments in marketable securities	—	(32,961)	—	—	—	(32,961)
Maturity and redemption of investments	—	32,801	—	—	—	32,801
Investment in development projects	—	—	(4,087)	—	—	(4,087)
Return of partnership escrow deposit	—	—	—	4,468	—	4,468
Contributions made to subsidiary	—	—	(7,600)	—	7,600	—
Distribution received from subsidiary	—	—	4,468	—	(4,468)	—
Other	—	—	63	—	—	63
Net cash provided by (used in) investing activities	—	(1,659)	(38,393)	4,466	3,132	(32,454)

Financing activities
Principal payments of federal coal leases	—	—	(8,852)	—	—	(8,852)
Payment of deferred financing costs	—	—	(865)	—	—	(865)
Contributions received from parent	—	—	—	7,600	(7,600)	—
Distributions made to parent	—	—	—	(4,468)	4,468	—
Other	10	—	(90)	—	—	(80)
Net cash provided by (used in) financing activities	10	—	(9,807)	3,132	(3,132)	(9,797)

Net increase (decrease) in cash and cash equivalents	—	3,318	208	(1,470)	—	2,056
Cash and cash equivalents at beginning of period	—	195,076	—	2,615	—	197,691
Cash and cash equivalents at the end of period	$—	$198,394	$208	$1,145	$—	$199,747

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words.  You should read statements that contain these words carefully because they discuss our current plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters.  While we believe that these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate.  Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions.  The factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (our “2013 Form 10-K”), as well as any cautionary language in this report, describe the known material risks, uncertainties, and events that may cause our actual results to differ materially and adversely from the expectations we describe in our forward-looking statements.  Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them.  You are cautioned not to place undue reliance on the forward-looking statements contained herein.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.  The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

•                  the prices we receive for our coal, our ability to effectively execute our forward sales strategy, and changes in utility purchasing patterns;

•                  competition with other producers of coal, including the current oversupply of thermal coal in the marketplace, impacts of currency exchange rate fluctuations, and government energy and tax policies that make foreign coal producers more competitive for international transactions;

•                  competition with natural gas and other non-coal energy resources, which may be increased as a result of energy and tax policies, regulations and subsidies or other government incentives that encourage or mandate use of alternative energy sources;

•                  coal-fired power plant capacity, including the impact of climate change or other environmental regulations, energy policies, political dynamics, NGO activities, and other factors that may cause domestic and international electric utilities to phase out or close existing coal-fired power plants, reduce construction of any new coal-fired power plants, or reduce consumption of PRB coal;

•                  market demand for domestic and foreign coal, electricity and steel;

•                  our ability to maintain and grow our export sales;

•                  railroad, export terminal and other transportation performance, costs and availability, including the availability of sufficient and reliable rail capacity to transport PRB coal and the development of additional export terminal capacity, and our ability to access additional capacity on commercially reasonable terms;

•                  domestic and international economic conditions;

•                  timing of reductions or increases in customer coal inventories;

•                  weather conditions or weather-related damage that impacts demand for coal, our mining operations, our customers, or transportation infrastructure;

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

In 2012, we acquired the Youngs Creek project.  This project contains substantial undeveloped coal and complementary surface assets in the Northern PRB adjacent to our Spring Creek Mine.  As the Youngs Creek project is an undeveloped surface mine project, we are not yet able to classify these mineral rights as proven and probable reserves.  In January 2013, we entered an option to lease agreement and a corresponding exploration agreement with the Crow Tribe of Indians.  This coal project (“Crow project”) is located on the Crow Indian Reservation in southeast Montana, near our Spring Creek Mine and Youngs Creek project.  We are in the process of evaluating the development options for the Youngs Creek project and the Crow project, and believe that their proximity to the Spring Creek Mine represents an opportunity to optimize our mine developments in the Northern PRB.  For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.  Our Spring Creek Mine, the Decker Mine, the Youngs Creek project and the Crow project are located in the Northern PRB.

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

Segment Information

We have reportable segments of Owned and Operated Mines; Logistics and Related Activities; and Corporate and Other.

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

•                  the revenue we receive for our logistics services;

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

Current Considerations

Owned and Operated Mines Segment

During the second quarter of 2014, domestic coal market fundamentals continued to be favorable, but the lingering performance issues with the western railroads have forced several utilities to conserve coal during the quarter in anticipation of normal summer burn requirements. Even with utilities conserving coal, inventories are at the lowest levels in many years.  Due to a slow start to the summer cooling season and increased gas production, natural gas storage is recovering from very low levels at the end of the winter.  Natural gas prices have remained consistently above $3.50/mmBtu making PRB coal economic where it is available.  We and our customers will continue to focus on ensuring the rail delivery of their contracted coal.  So far this year, we have seen an increase in requests for additional coal for delivery this year.  As we are fully sold out for 2014, we have not been bidding on these requests.

While shipments over the first half of the year have been lower than planned, we continue to expect an improvement in deliveries in the second half of the year as new rail crews and equipment are brought into service.  With the planned improved deliveries, we believe that prices will be supported based on fundamentals of strong coal consumption, well below normal coal inventories and more sustainable natural gas prices.

On May 7, 2014, we secured approval from the Wyoming Department of Environmental Quality to release and self-bond $200 million worth of reclamation surety bonds.  This will help reduce on-going surety premiums by approximately $2 million per year and is a reflection on our continued financial strength.  As of June 30, 2014, we were self-bonded for $192.0 million and had $489.2 million of surety bonds outstanding (including our proportional share of the Decker Mine) to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.

Logistics and Related Activities Segment

Internationally, we continue to see strong demand from our Asian customers which continues to be met by increased supply from projects commissioned several years ago leading to current weak pricing.  During the first half of 2014, we saw strong interest in Spring Creek coal in our primary focused markets of South Korea, Japan, and Taiwan as they work to increase generation in the face of growing demand and reduced nuclear generation.  These countries are moving ahead with numerous projects to build additional modern coal-fired generation, which will be designed to consume high-grade subbituminous coal, including our benchmark Spring Creek coal.

Demand from our international customers continues to be strong, and we continue to seek to fill all available capacity at Westshore while working to minimize demurrage costs due to rail interruptions delaying shipments.  At current international pricing levels, there is little logistics margin available on our export sales.  However, we continue to benefit from the margins realized by our Owned and Operated Mines segment and through our hedge positions.

Environmental and Other Regulatory Matters

On June 2, 2014, the United States Environmental Protection Agency (“EPA”) announced its proposed New Source Performance Standards under the Clean Air Act for reducing carbon dioxide emissions from existing fossil-fired power plants.  This proposed rule aims to cut carbon dioxide emissions from existing power plants by 30% from the 2005 levels by 2030.  The EPA has announced its plans to finalize the rule by June 1, 2015, and further proposes that states will have until June 30, 2016 to submit plans to implement the finalized rule.  For now, this rule has just been proposed, and we are not in a position to determine what the outcome of any rulemaking process or legal challenges to the rule will be.  Nine states have already filed a legal challenge to the proposed rulemaking.  Nevertheless, if the EPA were to finalize the rule along the lines of the proposal, the market for coal would be decreased, potentially significantly.  While we believe that we are similarly situated with other producers of coal relative to any final rule that may be adopted by the EPA, we are not in a position to make any meaningful determination about the extent of the impacts to our operations at this early stage in the rulemaking process.

Federal, state and local authorities regulate the U.S. coal mining industry with respect to various matters, including air quality standards, water pollution, plant and wildlife protection, the discharge of materials into the environment and the effects of mining on surface and groundwater quality and availability.  These laws and regulations have had, and will continue to have, a significant adverse effect on our production costs and our competitive position relative to certain other sources of electricity generation.  Future laws, regulations or orders, including those relating to global climate change, may cause coal to become a less attractive fuel source, thereby reducing coal’s share of the market for fuels and other energy sources used to generate electricity.  See “Global Climate Change” below and Part I—Item I. Business “Environmental and Other Regulatory Matters” in our 2013 Form 10-K.

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

Adjusted EPS represents diluted earnings (loss) per common share attributable to controlling interest, or diluted earnings (loss) per common share attributable to controlling interest from continuing operations, as applicable (“EPS”), adjusted to exclude (i) the estimated per share impact of the same specifically identified items used to calculate Adjusted

EBITDA as described above, and (ii) the cash and non-cash interest expense associated with the early retirement of debt and refinancing transactions.  All items are adjusted at the statutory tax rate of approximately 36%.

Adjusted EBITDA is an additional tool intended to assist our management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items that management believes do not directly reflect our core operations.  Adjusted EBITDA is a metric intended to assist management in evaluating operating performance, comparing performance across periods, planning and forecasting future business operations and helping determine levels of operating and capital investments.  Period-to-period comparisons of Adjusted EBITDA are intended to help our management identify and assess additional trends potentially impacting our company that may not be shown solely by period-to-period comparisons of income (loss) from continuing operations or net income (loss).  Our chief operating decision maker uses Adjusted EBITDA as a measure of segment performance.  Consolidated Adjusted EBITDA is also used as part of our incentive compensation program for our executive officers and others.

We believe Adjusted EBITDA and Adjusted EPS are also useful to investors, analysts and other external users of our consolidated financial statements in evaluating our operating performance from period to period and comparing our performance to similar operating results of other relevant companies.  Adjusted EBITDA allows investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and depletion, amortization and accretion and other specifically identified items that are not considered to directly reflect our core operations.  Similarly, we believe our use of Adjusted EPS provides an appropriate measure to use in assessing our performance across periods given that this measure provides an adjustment for certain specifically identified significant items that are not considered to directly reflect our core operations, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings per share reported for a given period.

Our management recognizes that using Adjusted EBITDA and Adjusted EPS as performance measures has inherent limitations as compared to income (loss) from continuing operations, net income (loss), EPS or other U.S. GAAP financial measures, as these non-GAAP measures exclude certain items, including items that are recurring in nature, which may be meaningful to investors.  Adjusted EBITDA excludes interest expense and interest income; however, as we have historically borrowed money in order to finance transactions and operations and have invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and influence our ability to generate revenue and returns for stockholders.  Adjusted EBITDA excludes depreciation and depletion and amortization; however, as we use capital and intangible assets to generate revenue, depreciation, depletion and amortization are necessary elements of our costs and ability to generate revenue.  Adjusted EBITDA also excludes accretion expense; however, as we are legally obligated to pay for costs associated with the reclamation and closure of our mine sites, the periodic accretion expense relating to these reclamation costs is a necessary element of our costs and ability to generate revenue.  Adjusted EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations.  Adjusted EBITDA and Adjusted EPS exclude the tax impacts of the IPO and Secondary Offering; however, this represents our current estimate of payments on the tax agreement liability that we will be required to make to Rio Tinto and changes to the realizability of our deferred tax assets based on changes in our estimated future taxable income.  Adjusted EBITDA and Adjusted EPS exclude fair value mark-to-market gains or losses for derivative financial instruments; however, Adjusted EBITDA and Adjusted EPS include cash amounts received or paid on derivative financial instruments.  Adjusted EBITDA and Adjusted EPS exclude income statement amounts attributable to our significant broker contract that expired in the first quarter of 2010; however, this historically represented a positive contribution to our operating results.  Finally, Adjusted EPS excludes the cash and non-cash interest expense associated with the early retirement of debt and refinancing transactions; however, as we pay for costs associated with financing transactions, the related interest expense is a necessary element of our costs.

As a result of these exclusions, Adjusted EBITDA and Adjusted EPS should not be considered in isolation and do not purport to be alternatives to income (loss) from continuing operations, net income (loss), EPS or other U.S. GAAP financial measures as a measure of our operating performance.

When using Adjusted EBITDA as a performance measure, management intends to compensate for these limitations by comparing it to income (loss) from continuing operations or net income (loss) in each period to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after-tax basis.  Using Adjusted EBITDA and income (loss) from continuing operations or net income (loss) to evaluate the business assists management and investors in (a) assessing our relative performance against our competitors and (b) ultimately monitoring our capacity to generate returns for stockholders.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Summary

The following table summarizes key results (in millions):

	Three Months Ended June 30,		Change
	2014	2013	Amount	Percent
Total tons sold	21.0	20.9	0.1	0.5
Total revenue	$320.9	$330.0	$(9.1)	(2.8)
Net income (loss)	$(2.1)	$4.7	$(6.8)	(144.7)
Adjusted EBITDA (1)	$45.2	$37.3	$7.9	21.2
Adjusted EPS (1)	$0.01	$(0.02)	$0.03	150.0

(1)                           Non-GAAP measure; please see definition above and reconciliation below.

Adjusted EBITDA and Adjusted EPS

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA, diluted earnings (loss) per common share to Adjusted EPS, and segment Adjusted EBITDA to net income (loss) (in millions, except per share amounts):

Adjusted EBITDA

	Three Months Ended
	June 30,
	2014		2013
Net income (loss)		$(2.1)		$4.7
Interest income		(0.1)		(0.1)
Interest expense		13.8		10.3
Income tax (benefit) expense		(3.5)		2.5
Depreciation and depletion		29.2		25.5
Accretion		4.1		4.1
EBITDA		41.4		47.0
Tax agreement expense (benefit) (1)		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)(2)	$(2.8)		$(12.3)
Inclusion of cash amounts received (paid)(3)	6.6		2.6
Total derivative financial instruments		3.8		(9.7)
Expired significant broker contract		—		—
Adjusted EBITDA		$45.2		$37.3

(1)                                 Changes to related deferred taxes are included in income tax expense.

(2)                                 Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                                 Derivative cash gains and losses reflected within operating cash flows.

Adjusted EPS

	Three Months Ended
	June 30,
	2014		2013
Diluted earnings (loss) per common share		$(0.04)		$0.08
Tax agreement expense (benefit) including tax impacts of IPO and Secondary Offering		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)	$(0.03)		$(0.13)
Inclusion of cash amounts received (paid)	0.08		0.03
Total derivative financial instruments		0.05		(0.10)
Refinancing transaction:
Exclusion of cash interest for early retirement of debt	—		—
Exclusion of non-cash interest for deferred finance fee write-off	—		—
Total refinancing transaction		—		—
Expired significant broker contract		—		—
Adjusted EPS		$0.01		$(0.02)
Weighted-average dilutive shares outstanding (in millions)		60.8		61.2

Adjusted EBITDA by Segment

	Three Months Ended
	June 30,
	2014		2013
Owned and Operated Mines
Adjusted EBITDA		$42.0		$34.2
Depreciation and depletion		(28.4)		(23.9)
Accretion		(2.9)		(2.8)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	$(0.7)		$(0.1)
Inclusion of cash amounts (received) paid	0.8		0.1
Total derivative financial instruments		0.1		—
Other		(0.3)		(0.1)
Operating income (loss)		10.5		7.4

Logistics and Related Activities
Adjusted EBITDA		2.7		2.8
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	3.5		12.4
Inclusion of cash amounts (received) paid	(7.5)		(2.6)
Total derivative financial instruments		(4.0)		9.8
Operating income (loss)		(1.3)		12.5

Corporate and Other
Adjusted EBITDA		1.4		0.2
Depreciation and depletion		(0.8)		(1.5)
Accretion		(1.2)		(1.3)
Other		(0.4)		(0.3)
Operating income (loss)		(1.0)		(2.8)

Eliminations
Adjusted EBITDA		(0.8)		—
Operating loss		(0.8)		—
Consolidated operating income		7.4		17.1
Interest income		0.1		0.1
Interest expense		(13.8)		(10.3)
Other, net		0.2		—
Income tax (expense) benefit		3.5		(2.5)
Earnings from unconsolidated affiliates, net of tax		0.5		0.3
Net income (loss)		$(2.1)		$4.7

Results of Operations

Revenue

The following table presents revenue (in millions except per ton amounts):

	Three Months Ended
	June 30,		Change
	2014	2013	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$13.08	$13.05	$0.03	0.2
Tons sold	20.6	20.1	0.5	2.5

Coal revenue	$269.2	$262.3	$6.9	2.6
Other revenue	$2.9	$2.7	$0.2	7.4
Logistics and Related Activities
Total tons delivered	1.2	1.4	(0.2)	(14.3)
Asian export tons	1.0	1.2	(0.2)	(16.7)

Revenue	$54.7	$67.1	$(12.4)	(18.5)
Corporate and Other
Revenue	$8.3	$11.8	$(3.5)	(29.7)
Eliminations of Intersegment Sales
Revenue	$(14.2)	$(13.9)	$(0.3)	(2.2)
Total Consolidated
Revenue	$320.9	$330.0	$(9.1)	(2.8)

Revenue from our Owned and Operated Mines segment increased for the three months ended June 30, 2014 compared to 2013 due to a slightly higher realized price per ton sold and more tons shipped.  Higher shipments for the three months ended June 30, 2014 were primarily due to strong customer demand as utilities worked to rebuild their stockpiles while still contending with rail service interruptions.  The lack of adequate rail service to both our domestic utility customers and our international logistics customers was attributed to over committed rail resources and intermittent weather-related disruptions.

The volume of Asian deliveries through the port decreased in the three months ended June 30, 2014 compared to 2013 due to rail service issues on the northwest rail corridor.  Along with weak international market prices for seaborne coal, this resulted in lower revenue from our Logistics and Related Activities segment.  Our Asian delivered sales are priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria.  These indices include the Newcastle benchmark price, which was lower in 2014 compared to 2013.  Based on the comparative quality and transport costs, our delivered sales are generally priced at approximately 60% to 75% of the forward Newcastle price.

Revenue from our Corporate and Other segment decreased primarily due to lower broker revenue.

Cost of Product Sold

The following table presents cost of product sold (in millions, except per ton amounts):

	Three Months Ended
	June 30,		Change
	2014	2013	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$10.48	$10.81	$(0.33)	(3.1)

Cost of product sold (produced coal)	$215.8	$217.1	$(1.3)	(0.6)
Other cost of product sold	2.6	2.8	(0.2)	(7.1)
Logistics and Related Activities
Cost of product sold	57.9	64.4	(6.5)	(10.1)
Corporate and Other
Cost of product sold	7.1	11.2	(4.1)	(36.6)
Eliminations of Intersegment Sales
Cost of product sold	(13.3)	(13.9)	0.6	4.3
Total Consolidated
Cost of product sold	$270.1	$281.6	$(11.5)	(4.1)

The cost of product sold for our Owned and Operated Mines segment decreased primarily as a result of lower repair costs in the three months ended June 30, 2014 as compared to 2013 as a result of our successful condition monitoring programs, partially offset by higher labor and fuel costs due to the higher volume of coal sold.  Average cost per ton sold decreased in the same period due to the impact of higher tons sold and the lower overall costs, as noted above.

Cost of product sold for our Logistics and Related Activities segment decreased primarily due to a reduction in the volume of Asian tons delivered through the port.

Cost of product sold for our Corporate and Other segment decreased primarily due to the reduction in our broker activity in the three months ended June 30, 2014 as compared to 2013.

Operating Income

The following table presents operating income (in millions):

	Three Months Ended
	June 30,		Change
	2014	2013	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$10.5	$7.4	$3.1	41.9
Logistics and Related Activities
Operating income (loss)	(1.3)	12.5	(13.8)	(110.4)
Corporate and Other
Operating income (loss)	(1.0)	(2.8)	1.8	64.3
Eliminations of Intersegment Sales
Operating income (loss)	(0.8)	—	(0.8)	—
Total Consolidated
Operating income (loss)	$7.4	$17.1	$(9.7)	(56.7)

The increase in operating income for our Owned and Operated Mines segment due to the revenue and cost of product sold factors previously discussed was partially offset by higher depreciation and depletion expense primarily caused by mining in higher cost lease areas.

In addition to the revenue and cost of product sold factors previously discussed, operating income for our Logistics and Related Activities segment decreased due to lower gains recognized on our international coal forward contracts in the three months ended June 30, 2014 as compared to 2013.

Operating loss for our Corporate and Other segment increased primarily due to the revenue and cost of product sold factors previously discussed.

Other Income (Expense)

The following table presents other expense (in millions):

	Three Months Ended
	June 30,		Change
	2014	2013	Amount	Percent
Other income (expense)	$(13.5)	$(10.2)	$(3.3)	(32.4)

Other expense for the three months ended June 30, 2014 as compared to 2013 increased primarily as a result of a decrease of $8.0 million of interest capitalized in the current period, partially offset by lower interest on our senior notes due to the refinancing transaction that occurred in the first quarter of 2014.

Income Tax Provision

The following table presents income tax provision (in millions):

	Three Months Ended
	June 30,		Change
	2014	2013	Amount	Percent
Income tax benefit (expense)	$3.5	$(2.5)	$6.0	240.0
Effective tax rate	57.3%	35.9%	21.4	59.5

Our statutory income tax rate, including state income taxes, is approximately 36%. The difference between the statutory income tax rate and our effective tax rate for the three months ended June 30, 2014 is due to the relative significance of the permanent differences between book and tax treatments during the period.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Summary

The following table summarizes key results (in millions):

	Six Months Ended
	June 30,		Change
	2014	2013	Amount	Percent
Total tons sold	41.7	42.2	(0.5)	(1.2)
Total revenue	$639.9	$668.0	$(28.1)	(4.2)
Net income (loss)	$(17.8)	$20.1	$(37.9)	(188.6)
Adjusted EBITDA (1)	$84.6	$85.5	$(0.9)	(1.1)
Adjusted EPS (1)	$(0.10)	$0.08	$(0.18)	(225.0)

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

Adjusted EBITDA and Adjusted EPS

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA, diluted earnings (loss) per common share to Adjusted EPS, and segment Adjusted EBITDA to net income (loss) (in millions, except per share amounts):

Adjusted EBITDA

	Six Months Ended
	June 30,
	2014		2013
Net income (loss)		$(17.8)		$20.1
Interest income		(0.2)		(0.2)
Interest expense		51.8		20.8
Income tax (benefit) expense		(10.0)		11.3
Depreciation and depletion		56.1		48.7
Accretion		8.2		8.3
EBITDA		88.2		108.9
Tax agreement expense (benefit) (1)		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains) (2)	$(15.5)		$(25.9)
Inclusion of cash amounts received (paid)(3)	11.9		2.5
Total derivative financial instruments		(3.6)		(23.4)
Expired significant broker contract		—		—
Adjusted EBITDA		$84.6		$85.5

(1)                                 Changes to related deferred taxes are included in income tax expense.

(2)                                 Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                                 Derivative cash gains and losses reflected within operating cash flows.

Adjusted EPS

	Six Months Ended
	June 30,
	2014		2013
Diluted earnings per common share		$(0.29)		$0.33
Tax agreement expense including tax impacts of IPO and Secondary Offering		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains	$(0.16)		$(0.27)
Inclusion of cash amounts received	0.12		0.03
Total derivative financial instruments		(0.04)		(0.25)
Refinancing transaction:
Exclusion of cash interest for early retirement of debt	0.15		—
Exclusion of non-cash interest for deferred finance fee write-off	0.08		—
Total refinancing transaction		0.23		—
Expired significant broker contract		—		—
Adjusted EPS		$(0.10)		$0.08
Weighted-average dilutive shares outstanding (in millions)		60.8		61.1

Adjusted EBITDA by Segment

	Six Months Ended
	June 30,
	2014		2013
Owned and Operated Mines
Adjusted EBITDA	$	$83.2		$79.9
Depreciation and depletion		(54.8)		(47.2)
Accretion		(5.9)		(5.7)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	$1.5		$(0.2)
Inclusion of cash amounts (received) paid	(1.0)		0.1
Total derivative financial instruments		0.5		(0.1)
Other		(0.4)		0.2
Operating income (loss)		22.6		27.1

Logistics and Related Activities
Adjusted EBITDA		3.1		4.1
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	14.1		26.2
Inclusion of cash amounts (received) paid	(10.9)		(2.6)
Total derivative financial instruments		3.2		23.6
Operating income (loss)		6.2		27.6

Corporate and Other
Adjusted EBITDA		(0.4)		1.7
Depreciation and depletion		(1.3)		(1.5)
Accretion		(2.3)		(2.6)
Other		(0.1)		(0.5)
Operating income (loss)		(4.1)		(2.9)

Eliminations
Adjusted EBITDA		(1.2)		(0.2)
Operating loss		(1.2)		(0.2)
Consolidated operating income		23.6		51.7
Interest income		0.2		0.2
Interest expense		(51.8)		(20.8)
Other, net		(0.2)		(0.2)
Income tax (expense) benefit		10.0		(11.3)
Earnings from unconsolidated affiliates, net of tax		0.6		0.5
Net income (loss)		$(17.8)		$20.1

Results of Operations

Revenue

The following table presents revenue (in millions except per ton amounts):

	Six Months Ended
	June 30,		Change
	2014	2013	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$13.05	$13.07	$(0.02)	(0.2)
Tons sold	41.0	41.2	(0.1)	(0.2)

Coal revenue	$535.4	$537.9	$(2.5)	(0.5)
Other revenue	$6.3	$5.9	$0.4	6.8
Logistics and Related Activities
Total tons delivered	2.4	2.8	(0.4)	(14.3)
Asian export tons	2.0	2.4	(0.4)	(16.7)

Revenue	$113.2	$132.9	$(19.7)	(14.8)
Corporate and Other
Revenue	$12.6	$17.6	$(5.0)	(28.4)
Eliminations of Intersegment Sales
Revenue	$(27.6)	$(26.3)	$(1.3)	(4.9)
Total Consolidated
Revenue	$639.9	$668.0	$(28.1)	(4.2)

Revenue from our Owned and Operated Mines segment decreased marginally for the six months ended June 30, 2014 compared to 2013 due to a lower realized price per ton sold and fewer tons shipped.  Prices were lower for indexed tons sold during the six months ended June 30, 2014 as a result of the current coal market conditions.  Although customer demand has been strong, shipments for the six months ended June 30, 2014 were lower primarily due to weather and rail service interruptions.  The lack of adequate rail service to both our domestic utility customers and our international logistics customers was attributed to over committed rail resources and intermittent weather-related disruptions.

The volume of Asian deliveries through the port and domestic deliveries coordinated decreased in the six months ended June 30, 2014 compared to 2013 due to rail service issues on the northwest rail corridor.  Along with weak international market prices for seaborne coal, this resulted in lower revenue from our Logistics and Related Activities segment.  Our Asian delivered sales are priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria.  These indices include the Newcastle benchmark price, which is lower in 2014 compared to 2013.  Based on the comparative quality and transport costs, our delivered sales are generally priced at approximately 60% to 75% of the forward Newcastle price.

Revenue from our Corporate and Other segment decreased primarily due to lower broker revenue partially offset by higher revenue at the Decker Mine.

Cost of Product Sold

The following table presents cost of product sold (in millions except per ton amounts):

	Six Months Ended
	June 30,		Change
	2014	2013	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$10.56	$10.58	$(0.02)	(0.2)

Cost of product sold (produced coal)	$433.2	$435.6	$(2.4)	(0.6)
Other cost of product sold	5.0	5.4	(0.4)	(7.4)
Logistics and Related Activities
Cost of product sold	117.6	127.3	(9.7)	(7.6)
Corporate and Other
Cost of product sold	12.7	15.4	(2.7)	(17.5)
Eliminations of Intersegment Sales
Cost of product sold	(26.4)	(26.1)	(0.3)	(1.1)
Total Consolidated
Cost of product sold	$542.1	$557.6	$(15.5)	(2.8)

The cost of product sold and average cost per ton sold for our Owned and Operated Mines segment decreased primarily as a result of lower direct operating costs related to fewer tons sold in the six months ended June 30, 2014 as compared to 2013.  In addition, we have experienced cost savings related to our efforts to reduce the usage of outside contractors partially offset by higher diesel and explosive prices compared to 2013.

Cost of product sold for our Logistics and Related Activities segment decreased primarily due to a reduction in the volume of Asian tons delivered through the port and domestic deliveries coordinated, partially offset by higher than normal demurrage costs as continued rail interruptions slowed deliveries to Westshore causing delays loading vessels.

Cost of product sold for our Corporate and Other segment decreased primarily due to the lower broker tons sold partially offset by higher costs at the Decker mine.

Operating Income

The following table presents operating income (in millions):

	Six Months Ended
	June 30,		Change
	2014	2013	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$22.6	$27.1	$(4.5)	(16.6)
Logistics and Related Activities
Operating income (loss)	6.2	27.6	(21.4)	(77.5)
Corporate and Other
Operating income (loss)	(4.1)	(2.9)	(1.2)	(41.4)
Eliminations of Intersegment Sales
Operating income (loss)	(1.2)	(0.2)	(1.0)	(500.0)
Total Consolidated
Operating income (loss)	$23.6	$51.7	$(28.1)	(54.4)

In addition to the revenue and cost of product sold factors previously discussed, operating income for our Owned and Operated Mines segment decreased due to higher depreciation and depletion partially offset by the favorable mark-to-market impact from our domestic coal futures contracts and WTI collars.

In addition to the revenue and cost of product sold factors previously discussed, operating income for our Logistics and Related Activities segment decreased due to lower gains recognized on the mark-to-market impact from our international coal forward contracts as a result of declining international coal market prices.

Operating loss for our Corporate and Other segment decreased primarily due to the revenue and cost of product sold factors previously discussed.

Other Income (Expense)

The following table presents other income (expense) (in millions):

	Six Months Ended
	June 30,		Change
	2014	2013	Amount	Percent
Other income (expense)	$(51.9)	$(20.8)	$(31.1)	(149.5)

Other expense for the six months ended June 30, 2014 as compared to 2013 increased primarily as a result of the $21.5 million increase in interest expense related to the early retirement of debt and refinancings.  In addition, interest expense also increased as compared to 2013 when $15.8 million of interest was capitalized in the comparative period.  These amounts were partially offset by lower interest on our senior notes due to the refinancing transaction that occurred in the first quarter of 2014.

Income Tax Provision

The following table presents income tax provision (in millions):

	Six Months Ended
	June 30,		Change
	2014	2013	Amount	Percent
Income tax benefit (expense)	$10.0	$(11.3)	$21.3	188.3
Effective tax rate	35.3%	36.6%	(1.3)	(3.6)

Our statutory income tax rate, including state income taxes, is approximately 36%.  Our effective tax rate for the six months ended June 30, 2014 and 2013 approximates the statutory rate.

Liquidity and Capital Resources

	June 30,	December 31,
	2014	2013
	(in millions)
Cash and cash equivalents	$225.5	$231.6
Investments in marketable securities	—	80.7
Total	$225.5	$312.3

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations, investments in marketable securities, and borrowing capacity under our revolving credit facility and Accounts Receivable Securitization Facility (“A/R Securitization Program”).  In addition, we organized a capital leasing program that could grow over time from its current balance of $9.9 million up to $150 million for some of our capital equipment purchases subject to the conditions in the master lease agreement.  These programs provide flexibility and liquidity to our capital structure.  For further details on the A/R Securitization Program and credit facility, see below.  For further details on the capital leasing program, see Note 9 to our notes to unaudited condensed consolidated financial statements in Item 1.  Cash from operations depends on a number of factors beyond our control, such as the market price for our coal, the quantity of coal required by our customers, coal-fired electricity demand, regulatory changes and energy policies impacting our business, our costs of operations including the market price we pay for diesel fuel and other input costs, as well as costs of logistics including rail and port charges, and other risks and uncertainties, including those discussed in Item 1A “Risk Factors” in our 2013 Form 10-K.

Investments in marketable securities include highly-liquid securities that are investment grade.  Our investment policy has the objective of minimizing the potential risk of principal loss and is intended to limit our credit exposure to any single issuer.  Individual securities have various maturity dates; however, it is our expectation that we could sell any individual security in the secondary market on short notice allowing for improved liquidity.

Certain of our subsidiaries are parties to the A/R Securitization Program.  In January 2013, we formed Cloud Peak Energy Receivables LLC (the “SPE”), a special purpose, bankruptcy-remote wholly-owned subsidiary to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer undivided interests in up to $75 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  At June 30, 2014, the A/R Securitization Program would have allowed for $34 million of borrowing capacity.  There were no borrowings outstanding from the A/R Securitization Program at June 30, 2014.

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

The Credit Agreement replaces our previous $500 million amended and restated credit agreement dated June 3, 2011.  There were no borrowings outstanding under the previous credit facility at the time of replacement or at December 31, 2013.  At the time of replacement, we recorded a charge of $2.2 million in interest expense to write off certain deferred financing costs as certain banks of the syndicate changed and recorded $8.7 million of new deferred financing costs.  The aggregate deferred financing costs are being amortized on a straight-line basis to interest expense over the five-year term of the Credit Agreement.

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

Loans under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 2.00% to 2.75%, depending on our net total leverage to EBITDA ratio.  We pay the lenders a commitment fee between 0.375% and 0.50% per year, depending on our net total leverage to EBITDA ratio, on the unused amount of the credit facility.  Letters of credit issued under the credit facility, unless drawn upon, will incur a per annum fee from the date at which they are issued between 2.00% and 2.75% depending on our net total leverage to EBITDA ratio.  Letters of credit that are drawn upon are converted to loans.  In addition, in connection with the issuance of a letter of credit, we are required to pay the issuing bank a fronting fee of 0.125% per annum.

Our obligations under the Credit Agreement are secured by substantially all of our assets and substantially all of the assets of certain of our subsidiaries, subject to certain permitted liens and customary exceptions for similar coal financings. Our obligations under the Credit Agreement are also supported by a guarantee by Cloud Peak Energy Inc. and by our domestic restricted subsidiaries.

Under the Credit Agreement, the subsidiaries of Cloud Peak Energy Inc. are permitted to make distributions to Cloud Peak Energy Inc. to enable it to pay (i) federal, state and local income and certain other taxes it incurs that are attributable to the business and operations of its subsidiaries and (ii) amounts on the tax agreement liability.  In addition, as long as no default under the Credit Agreement exists, the subsidiaries of Cloud Peak Energy Inc. also may make annual distributions to Cloud Peak Energy Inc. to fund dividends or repurchases of Cloud Peak Energy Inc.’s stock and additional distributions in accordance with certain distribution limits in the Credit Agreement.  Finally, the subsidiaries of Cloud Peak Energy Inc. may make loans to Cloud Peak Energy Inc. subject to certain limitations in the Credit Agreement.

As of June 30, 2014, we had $2 million in letters of credit issued and no other borrowings were outstanding under the credit facility, and we were in compliance with the covenants contained in the Credit Agreement.  Our aggregate borrowing capacity under the Credit Agreement and the A/R Securitization Program was approximately $532 million at June 30, 2014.

During the first quarter of 2014, we issued $200 million aggregate principal amount of 6.375% Senior Notes due 2024 (“2024 Notes”) at an issue price of 100% of the face amount.  We used the net proceeds, together with cash on hand, to repurchase and redeem $300 million aggregate principal amount of our previously existing 8.25% Senior Notes due 2017 (“2017 Notes”) at a total cost of approximately $314 million, including the premium paid in excess of par.  There are no mandatory redemption or sinking fund payments for the 2024 Notes and interest payments are due semi-annually on March 15 and September 15, beginning on September 15, 2014.  Subject to certain limitations, we may redeem some or all of the 2024 Notes by paying specified redemption prices in excess of their principal amount, plus accrued and unpaid interest, if any, prior to March 15, 2022, or by paying their principal amount thereafter, plus accrued and unpaid interest, if any.

The senior notes are jointly and severally guaranteed by Cloud Peak Energy Inc. and all of our existing and future restricted subsidiaries that guarantee our debt under our credit facility.  See Note 9 of our unaudited condensed consolidated financial statements in Item 1.  Substantially all of our consolidated subsidiaries, excluding Decker and Cloud Peak Energy Receivables LLC, are considered to be restricted subsidiaries and guarantee the senior notes.

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

The indentures governing the senior notes also impose limitations on the ability of Cloud Peak Energy Resources LLC and its subsidiaries to make distributions, and to extend loans and advances, to Cloud Peak Energy Inc.  Such limitations, taken as a whole, are less restrictive than those contained in the Credit Agreement.

The limitations in both the Credit Agreement and the indentures have not had, nor are they expected to have, a negative impact upon the ability of Cloud Peak Energy Resources LLC to make distributions to Cloud Peak Energy Inc.

We believe our sources of liquidity will be sufficient to fund our primary ordinary course uses of cash for the next 12 months, which include our costs of coal production and logistics services, coal lease installment payments for LBAs and other coal tracts, capital expenditures, interest on our debt, and payments on the tax agreement liability.

During 2014, we expect to make payments of $69.0 million on committed LBAs.  We were not required to make payments on committed LBAs during the six months ended June 30, 2014.  We will continue to explore opportunities to increase our reserve base by acquiring additional coal and surface rights. If we are successful in future bids for coal rights and other growth strategies, our cash flows could be significantly impacted as we would be required to make associated payments.

During the six months ended June 30, 2014, capital expenditures were $ 8.4 million, including assets acquired under capital leases.  Our anticipated capital expenditures (excluding capitalized interest and federal lease payments), which we expect will be between $30 million and $40 million in 2014, include our estimates of expenditures necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and the addition of new equipment as necessary.

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

Overview of Cash Transactions

We started 2014 with $312.3 million of unrestricted cash and cash equivalents and investments in marketable securities.  We issued $200 million of 2024 Notes and used the proceeds along with $114 million of cash on hand to repay the $300 million of 2017 Notes.  In addition, we paid $13.6 million in financing costs related to the bond issuance and refinancing the credit facility.  After capital expenditures and generating cash from our operating activities, we concluded the six months ended June 30, 2014 with cash and cash equivalents of $225.5 million.

Cash Flows

	Six Months Ended
	June 30,		Change
	2014	2013	Amount	Percent
	(dollars in millions)
Beginning balance - cash and cash equivalents	$231.6	$197.7
Net cash provided by (used in) operating activities	35.4	44.3	$(8.9)	(20.1)
Net cash provided by (used in) investing activities	72.3	(32.5)	$104.8	322.5
Net cash provided by (used in) financing activities	(113.8)	(9.8)	$(104.0)	*
Ending balance - cash and cash equivalents	$225.5	$199.7

Beginning balance - marketable securities	$80.7	$80.3	**
Ending balance - marketable securities	$—	$80.5	**

*                                         Not meaningful

**                                  Decrease in marketable securities discussed in investing activities below.

The decrease in cash provided by operating activities for the six months ended June 30, 2014 as compared to the same period in 2013 was due to a $34.3 million decrease in net income as adjusted for noncash items primarily related to the lower operating income, $14.2 million of additional costs associated with the early retirement of debt and refinancings, and net increase in interest expense due to lower interest capitalized partially offset by lower senior note interest.  This difference was partially offset by an increase in working capital of $25.4 million in the six months ended June 30, 2014 as compared to the same period in 2013, primarily caused by the timing of receipts on accounts receivable, payments on accounts payable and accrued expenses, and additional cash received on derivative financial instruments.

The increase in cash provided by investing activities for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily related to the net redemption of investments in marketable securities of $80.7 million and lower purchases of property, plant and equipment and capitalized interest.

The increase in cash used in financing activities for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to the net repayment and issuance of senior notes of $100 million and additional deferred financing costs of $13.6 million partially offset by lower principal payments on Federal coal leases.

Global Climate Change

Enactment of currently proposed or future laws or regulations regarding emissions from the combustion of coal by the U.S. or some of its states or by other countries, or other actions to limit such emissions, like the creation of mandatory use requirements for renewable fuel sources, could result in electricity generators further switching from coal to other fuel sources.  Public concern and the political environment may also materially and adversely impact future coal demand and usage to generate electricity, regardless of applicable legal and regulatory requirements.  Additionally, the creation and issuance of subsidies designed to encourage use of alternative energy sources could decrease the demand of coal as an energy source.  The potential financial impact on us as a result of these factors will depend upon the degree to which electricity generators diminish their reliance on coal as a fuel source as a result thereof.  That, in turn, will depend on a number of factors, including the appeal and design of the subsidies being offered, the specific requirements imposed by any such laws or regulations such as mandating use by utilities of renewable fuel sources, the time periods over which those laws or regulations would be phased in and the state of commercial development and deployment of carbon capture and storage technologies.  In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws or regulations may have on our results of operations, financial condition or cash flows.  See Item 1 “Business—Environmental and Other Regulatory Matters—Global Climate Change” and Item 1A “Risk Factors” of our 2013 Form 10-K for additional discussion regarding how climate change and other environmental regulatory matters may materially adversely impact our business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the six months ended June 30, 2014 are not necessarily indicative of results that can be expected for the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K for a discussion of our critical accounting policies and estimates.

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

Commodity Price Risk

Market risk includes the potential for changes in the market value of our coal portfolio.  Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations.  As of June 30, 2014, we had committed to sell approximately 89 million tons during 2014, of which 86 million tons are under fixed-price contracts.  A $1 change to the average coal sales price per ton for these 3 million unpriced tons would result in an approximate $3 million change to coal sales revenue.  In addition, we entered into certain forward financial contracts linked to Newcastle coal prices to help manage our exposure to variability in future international coal prices.  As of June 30, 2014, we held coal forward contracts for approximately 1.2 million tons which will settle between 2014 and 2016, of which 0.3 million tons have been fixed under offsetting contracts.  A $1 change to the market index price per ton for the open coal forward contracts would result in an approximate $0.9 million change to operating income (expense).  As of June 30, 2014, we held domestic coal futures contracts for approximately 2.7 million tons, which will settle between 2014 and 2016.  A $1 change to the market index price per ton for these futures contracts would result in an approximate $2.7 million change to operating income (expense).

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $11.2 million over the next 12 months.  In addition, we use costless collars to manage certain exposures to diesel fuel prices.  As the band of the costless collar is greater than 10%, it had no impact on this calculation.  The terms of the program are disclosed in Note 4 to our notes to unaudited condensed consolidated financial statements in Item 1.  While we would not receive the full benefit of extreme price decreases, the collars mitigate the risk of extreme crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on cash flow.

Interest Rate Risk

Our Credit Agreement and A/R Securitization Program are subject to an adjustable interest rate.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  We had no outstanding borrowings under our credit facility or A/R Securitization Program as of June 30, 2014.  If we borrow funds under the revolving credit facility or A/R Securitization Program, we may be subject to increased sensitivity to interest rate movements.  The $9.9 million of borrowings under the capital lease program are also subject to variable interest rates although any change to the rate would not have a significant impact on cash flow.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to senior management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014, and has concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index at page 60 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ MICHAEL BARRETT
Date: July 29, 2014		Michael Barrett Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.  The headings below are for convenience only and do not modify in any way the requirements of the Securities and Exchange Commission with regard to exhibits.

Exhibit Number	Description of Documents

Acquisition Agreements

2.1

Purchase and Sale Agreement, dated as of June 29, 2012, among Arrowhead I LLC, Chevron USA Inc., CONSOL Energy Inc., Consolidation Coal Company and Reserve Coal Properties Company (incorporated by reference to Exhibit 2.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

2.2

Purchase and Sale Agreement, dated as of June 29, 2012, among Chevron USA Inc. and Arrowhead I LLC (incorporated by reference to Exhibit 2.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

2.3

Purchase and Sale Agreement, dated as of June 29, 2012, among CONSOL Energy Inc., Consolidation Coal Company, Reserve Coal Properties Company and Arrowhead I LLC (incorporated by reference to Exhibit 2.3 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

Corporate Documents

3.1

Amended and Restated Certificate of Incorporation of Cloud Peak Energy Inc. effective as of November 25, 2009 (incorporated by reference to Exhibit 3.1 to Cloud Peak Energy Inc.’s Annual Report on Form 10-K filed on February 14, 2014 (File No. 001-34547))

3.2

Amended and Restated Bylaws of Cloud Peak Energy Inc. effective as of July 9, 2014 (incorporated by reference to Exhibit 3.1 of Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 11, 2014 (File No. 001-34547))

Indentures

4.1

Indenture, dated as of November 25, 2009, by and among Cloud Peak Energy Resources LLC (and its subsidiaries listed on the signature page), Cloud Peak Energy Finance Corp., Wilmington Trust Company and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on December 2, 2009 (File No. 001-34547))

4.2	Form of Exchange Notes (included in Exhibit 4.2 hereto)

4.3

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

4.4

Indenture, dated as of March 11, 2014, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 11, 2014 (File No. 001-34547))

Exhibit Number	Description of Documents

4.5

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

4.6	Form of 6.375% Senior Notes due 2024 (included in Exhibit 4.6 as Exhibit A thereto)

4.7

Fifth Supplemental Indenture, dated as of March 25, 2014, to the Indenture, dated as of November 25, 2009, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., Wilmington Trust Company, as trustee, and Citibank N.A., as securities administrator (incorporated by reference to Exhibit 4.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 25, 2014 (File No. 001-34547))

LTIP

10.1

Amendment No. 4 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan, dated as of April 10, 2014 (incorporated by reference to Exhibit 10.7 to Cloud Peak Energy Inc.’s Quarterly Report on Form 10-Q filed on April 29, 2014 (File No. 001-34547))

Other Exhibits

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