Form 10-Q
period 2014-09-30
CLOUD PEAK ENERGY INC.
filed 2014-10-30
CIK 1441849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 61,004,549 shares outstanding as of October 23, 2014.

CLOUD PEAK ENERGY INC.

Explanatory Note

On March 25, 2014, Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp. (together with Cloud Peak Energy Resources, the “Issuers”), Cloud Peak Energy Inc., Wilmington Trust Company, as trustee, and Citibank N.A., as securities administrator, entered into the fifth supplemental indenture (the “Fifth Supplemental Indenture”) to the indenture governing the Issuers’ 8.250% Senior Notes due 2017 (which are no longer outstanding) and 8.500% Senior Notes due 2019 (collectively, the “Notes”).  Pursuant to the Fifth Supplemental Indenture, Cloud Peak Energy Inc. has agreed to guarantee the Notes and to be bound by the terms of the indenture governing the Notes applicable to guarantors.  As a result of such guarantee, and pursuant to Rule 12h-5 promulgated under the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 3-10 of Regulation S-X, Cloud Peak Energy Resources LLC is no longer required to file reports under Section 15(d) of the Exchange Act and has filed a Form 15 in connection therewith.

Unless the context indicates otherwise, the terms “Cloud Peak Energy,” the “Company,” “we,” “us,” and “our” refer to Cloud Peak Energy Inc. and its subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$342,337	$374,816	$982,253	$1,042,864
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion, shown separately)	288,345	295,983	830,405	853,615
Depreciation and depletion	25,815	26,918	81,944	75,589
Accretion	3,848	3,995	12,066	12,249
Derivative financial instruments	(515)	295	(16,052)	(25,641)
Selling, general and administrative expenses	12,163	13,201	37,086	39,642
Other operating costs	1,099	592	1,671	1,893
Total costs and expenses	330,755	340,984	947,120	957,347
Gain on sale of Decker Mine interest	(74,262)	—	(74,262)	—
Operating income	85,844	33,832	109,395	85,517
Other income (expense)
Interest income	37	154	222	343
Interest expense	(12,701)	(9,020)	(64,508)	(29,819)
Tax agreement benefit (expense)	58,595	(10,515)	58,595	(10,515)
Other, net	(31)	2,703	(262)	2,505
Total other income (expense)	45,900	(16,678)	(5,953)	(37,486)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	131,744	17,154	103,442	48,031
Income tax benefit (expense)	(40,688)	785	(30,709)	(10,512)
Earnings from unconsolidated affiliates, net of tax	13	27	562	551
Net income (loss)	91,069	17,966	73,295	38,070
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	247	444	741	1,331
Postretirement medical plan adjustment	—	—	—	30
Write-off of prior service costs related to Decker pension	3,183	—	3,183	—
Income tax on postretirement medical plan and pension adjustments	(1,235)	(160)	(1,413)	(490)
Other comprehensive income (loss)	2,195	284	2,511	871

Total comprehensive income (loss)	$93,264	$18,250	$75,806	$38,941
Income (loss) per common share
Basic	$1.50	$0.30	$1.21	$0.63
Diluted	$1.49	$0.29	$1.20	$0.62
Weighted-average shares outstanding - basic	60,850	60,658	60,803	60,632
Weighted-average shares outstanding - diluted	61,133	61,161	61,197	61,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$119,290	$231,633
Investments in marketable securities	—	80,687
Accounts receivable	79,845	74,068
Due from related parties	605	742
Inventories, net	79,511	80,144
Deferred income taxes	17,159	18,326
Derivative financial instruments	25,573	26,420
Other assets	20,832	19,541
Total current assets	342,815	531,561

Noncurrent assets
Property, plant and equipment, net	1,578,319	1,654,014
Port access contract rights	51,620	9,520
Goodwill	35,634	35,634
Deferred income taxes	60,692	91,361
Other assets	42,382	35,335
Total assets	$2,111,462	$2,357,425

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$50,599	$59,046
Royalties and production taxes	138,079	131,917
Accrued expenses	44,607	41,463
Current portion of tax agreement liability	—	13,504
Current portion of federal coal lease obligations	63,970	58,958
Other liabilities	1,635	2,513
Total current liabilities	298,890	307,401

Noncurrent liabilities
Tax agreement liability, net of current portion	—	90,091
Senior notes	498,420	596,974
Federal coal lease obligations, net of current portion	—	63,970
Asset retirement obligations, net of current portion	175,462	246,081
Other liabilities	54,528	50,859
Total liabilities	1,027,300	1,355,376
Commitments and Contingencies (Note 14)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 61,436 and 61,296 shares issued and 61,005 and 60,896 outstanding at September 30, 2014 and December 31, 2013, respectively)	610	609
Treasury stock, at cost (432 shares and 400 shares at September 30, 2014 and December 31, 2013, respectively)	(6,243)	(5,667)
Additional paid-in capital	566,484	559,602
Retained earnings	531,079	457,784
Accumulated other comprehensive income (loss)	(7,768)	(10,279)
Total equity	1,084,162	1,002,049
Total liabilities and equity	$2,111,462	$2,357,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$73,295	$38,070
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	81,944	75,589
Accretion	12,066	12,249
Earnings from unconsolidated affiliates, net of tax	(562)	(551)
Distributions of income from unconsolidated affiliates	1,250	2,000
Deferred income taxes	30,715	8,903
Gain on sale of Decker Mine interest	(74,262)	—
Tax agreement expense (benefit)	(58,595)	10,515
Equity-based compensation expense	5,819	5,825
Derivative mark-to-market (gains) losses	(16,052)	(25,641)
Non-cash interest expense related to early retirement of debt and refinancings	7,338	—
Other	9,268	8,407
Changes in operating assets and liabilities:
Accounts receivable	(6,459)	(9,834)
Inventories, net	(3,927)	(101)
Due to or from related parties	137	(82)
Other assets	4,173	(5,179)
Accounts payable and accrued expenses	4,850	19,826
Tax agreement liability	(45,000)	—
Asset retirement obligations	(788)	(770)
Cash received (paid) for derivative financial instruments	16,905	5,689
Net cash provided by (used in) operating activities	42,115	144,915

Investing activities
Purchases of property, plant and equipment	(14,680)	(35,765)
Cash paid for capitalized interest	(4,066)	(23,330)
Investments in marketable securities	(8,159)	(46,372)
Maturity and redemption of investments	88,845	46,067
Investment in port access contract rights	(37,100)	—
Investment in development projects	(3,522)	(4,087)
Return of partnership escrow	—	4,468
Other	(1,830)	102
Net cash provided by (used in) investing activities	19,488	(58,917)

Financing activities
Principal payments on federal coal leases	(58,958)	(63,191)
Issuance of senior notes	200,000	—
Repayment of senior notes	(300,000)	—
Payment of deferred financing costs	(14,683)	(865)
Other	(305)	(422)
Net cash provided by (used in) financing activities	(173,946)	(64,478)

Net increase (decrease) in cash and cash equivalents	(112,343)	21,520
Cash and cash equivalents at beginning of period	231,633	197,691
Cash and cash equivalents at end of period	$119,290	$219,211

Supplemental cash flow disclosures
Interest paid	$37,017	$43,125
Income taxes paid (refunded)	$(5,798)	$11,419
Supplemental noncash investing and financing activities
Non-cash interest capitalized	$30	$8,614
Capital expenditures included in accounts payable	$1,816	$5,525
Assets acquired under capital leases	$1,209	$10,222
Port access contract rights acquired in sale of Decker Mine interest	$5,000	$—

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

We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., where we operate three wholly-owned surface coal mines, the Antelope Mine, the Cordero Rojo Mine and the Spring Creek Mine.  We also have two major development projects, the Youngs Creek project and the Crow project.  On September 12, 2014, we completed the sale of our 50% non-operating interest in Decker Coal Company (“Decker”) to an affiliate of Ambre Energy Limited (“Ambre Energy”).  For further information regarding this transaction, please see Note 3.

Our Antelope and Cordero Rojo mines are located in Wyoming and our Spring Creek Mine is located in Montana.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  We do not produce any metallurgical coal.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation and steam output.  In 2013, the coal we produced generated approximately 4% of the electricity produced in the U.S.

In 2012, we acquired the Youngs Creek project.  This project contains substantial undeveloped coal and complementary surface assets in the Northern PRB adjacent to our Spring Creek Mine.  In 2013, we entered an option to lease agreement and a corresponding exploration agreement with the Crow Tribe of Indians.  This coal project (“Crow project”) is located on the Crow Indian Reservation in southeast Montana, near our Spring Creek Mine and Youngs Creek project.  We are in the process of evaluating the development options for the Youngs Creek project and the Crow project and believe that their proximity to the Spring Creek Mine represents an opportunity to optimize our mine developments in the Northern PRB.  For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.  Our Spring Creek Mine, the Youngs Creek project, and the Crow project are located in the Northern PRB.

Since 2008, we have grown our sales of PRB coal into the Asian export market.  In 2013, our logistics business was the largest U.S. exporter of thermal coal into South Korea.  We continue to seek ways to increase our future export capacity through existing and proposed Pacific Northwest export terminals.  In August 2014, we paid $37.0 million to secure additional committed capacity at the fully-utilized Westshore Terminals Limited Partnership port (“Westshore”), in British Columbia.  As a result, we increased our long-term committed capacity from 2.8 million tons to 6.3 million tons initially and increasing to 7.2 million tons in 2019 and extended the term of our throughput agreement by two years through the end of 2024.  For further information regarding this transaction, please see Note 7.

As part of the Decker transaction, we were granted a throughput option for up to 7.7 million tons per year at the proposed Millennium Bulk Terminals coal export facility in Washington State.  The proposed new coal export facility is currently in the permitting stage and is planned to be developed in two phases.  Our option covers up to 3.3 million tons per year of capacity during the first phase of development and an additional 4.4 million tons per year once the second phase capacity is reached.  Our throughput capacity will have an initial term of 10 years, with four renewal options for five-year terms.  Our option is exercisable following the successful completion of the ongoing permit process for the terminal, the timing and outcome of which are uncertain.

We also have a throughput option agreement with SSA Marine, which provides us with an option for up to 17.6 million tons of capacity per year through the planned dry bulk cargo Gateway Pacific Terminal at Cherry Point in Washington State.  Our potential share of capacity will depend upon the ultimate capacity of the terminal and is subject to the terms of the option agreement.  The terminal will accommodate cape size vessels.  Our option is exercisable following the successful completion of the ongoing permit process for the terminal, the timing and outcome of which are uncertain.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

We consolidate the accounts of entities in which we have a controlling financial interest under the voting control model.  We accounted for our 50% non-operating interest in Decker, which was sold on September 12, 2014, using the proportionate consolidation method, whereby our share of Decker’s assets, liabilities, revenue and expenses were included in our condensed consolidated financial statements through the date of the sale.  Investments in other entities that we do not control but have the ability to exercise significant influence over the investee’s operating and financial policies are accounted for under the equity method.  All intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

The interim period unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all footnote disclosures required to be included in annual financial statements by U.S. GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2013 and 2012 and for each of the three years ended December 31, 2013 included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position as of September 30, 2014, the results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013, and the cash flows for the nine months ended September 30, 2014 and 2013, in conformity with U.S. GAAP.  Our results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2014.

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods.  Significant estimates in these condensed consolidated financial statements include: assumptions about the amount and timing of future cash flows and related discount rates used in determining asset retirement obligations (“AROs”) and in testing long-lived assets and goodwill for impairment; the fair value of financial instruments; the calculation of mineral reserves; equity-based compensation expense; workers’ compensation claims; reserves for contingencies and litigation; useful lives of long-lived assets; postretirement employee benefit obligations; the recognition and measurement of income tax benefits and related deferred tax asset valuation allowances; allowances for inventory obsolescence; and assumptions about the timing of future cash flows used in determining the tax agreement liability for periods before its termination in August 2014.  Actual results could differ materially from those estimates.

Certain amounts have been reclassified to conform to current period presentation.  Due to the tabular presentation of rounded amounts, certain tables reflect insignificant rounding differences.

2.  Accounting Policies and Standards Update

Recently Issued Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”).  Unless otherwise discussed, we believe that the impact of recently issued guidance will not be material to our consolidated financial statements upon adoption.

In April 2014, FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) (“ASU 2014-08”), which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. The standard requires that we report as a discontinued operation only

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

those disposals that represent a strategic shift and have a major effect on our operations and financial results.  ASU 2014-08 is effective prospectively for new disposals that occur within annual periods beginning on or after December 15, 2014 with early adoption permitted.  We elected to adopt ASU 2014-08 during the three months ended September 30, 2014 and have applied the new guidance to the sale of our 50% non-operating interest in the Decker Mine described in Note 3.  The sale of our ownership interest does not represent a strategic shift that has a major impact on our operations or financial results; therefore, the transaction is being reported as a disposal of a significant component and not as a discontinued operation.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) requiring entities to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts.  The new guidance is effective for interim and annual periods beginning after December 15, 2016.  We are considering the impact of the adoption of ASU 2014-09 on our results of operations, financial condition and cash flows.

3.  Sale of Decker Mine Interest

On September 12, 2014, we completed the sale of our 50% non-operating interest in the Decker Mine to Ambre Energy.  Under the terms of the agreement, Ambre Energy acquired our 50% interest in the Decker Mine and related assets and assumed all reclamation and other liabilities, giving Ambre Energy 100% ownership of the Decker Mine.  Ambre Energy also fully replaced our $66.7 million in outstanding reclamation and lease bonds relating to our 50% interest in Decker’s reclamation and lease liabilities.  As we no longer have any ownership interest and all Decker liabilities have been assumed by Ambre Energy, Ambre Energy is now fully responsible for reclamation at the end of the Decker Mine’s life.  As a result, we released the related $72.2 million of asset retirement obligation.

In addition, an affiliate of Ambre Energy granted us an option for up to 7.7 million tons per year of its throughput capacity at the proposed Millennium Bulk Terminals coal export facility.  The proposed new coal export facility at Millennium Bulk Terminals in Washington State, which is owned 62% by an affiliate of Ambre Energy and 38% by Arch Coal, is currently in the permitting stage.  It is planned to be developed in two phases: the first phase is planned to have capacity of 27.6 million tons per year with the second phase taking annual capacity to 48.5 million tons.  Our option covers up to 3.3 million tons per year of Ambre Energy’s share of the first phase and 4.4 million tons per year of its share of the second phase.  Our throughput capacity will have an initial term of 10 years, with four renewal options for five-year terms.  Our option is exercisable following the successful completion of the ongoing permit process for the terminal, the timing and outcome of which are uncertain.  We valued the option using a discounted cash flow analysis based on comparable agreements, the terms of the agreement and general market data.

As a result of this agreement, we recognized a gain on sale, after tax, of the Decker Mine interest of $46.8 million as follows (in thousands):

Net cash surrendered	$(207)
ARO liability released	72,175
Millennium Bulk Terminals option	5,000
Write-off of prior service costs related to Decker pension	(3,183)
Net other (assets) liabilities	820
Other	(343)
Gain on sale of Decker Mine interest	74,262
Tax at statutory rate	(27,477)
Net gain on sale of Decker Mine interest	$46,785

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We reported the results of our 50% interest in the Decker Mine in our Corporate and Other segment.  Results of operations, up to the date of sale, for the Decker Mine included in the consolidated statements of operations and comprehensive income consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Decker Mine	2014	2013	2014	2013
Revenues	$6,095	$6,845	$15,653	$14,669
Costs and expenses	5,774	9,037	19,475	21,565
Operating income (loss)	321	(2,192)	(3,823)	(6,896)
Other income (expense)	(13)	(15)	(41)	(43)
Income (loss) before income tax provision	$309	$(2,207)	$(3,863)	$(6,939)

The table below summarizes the assets and the liabilities of the Decker Mine immediately prior to the completion of the sale of our 50% ownership interest (in thousands):

	September 12,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$207	$4,143
Accounts receivable, net	3,326	2,130
Inventories, net	4,552	3,744
Other	18	97
Total current assets	8,103	10,114
Property, plant and equipment, net	15	34
Total assets	$8,118	$10,148

LIABILITIES
Current Liabilities
Accounts payable	$1,211	$1,186
Royalties and production taxes	2,387	2,758
Accrued expenses	693	480
Other current liabilities	966	966
Total current liabilities	5,257	5,390
Asset retirement obligations	72,175	70,806
Other liabilities	3,474	3,142
Total liabilities	$80,906	$79,338

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  Inventories

Inventories, net, consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Materials and supplies	$77,768	$77,748
Less: Obsolescence allowance	(1,092)	(1,011)
Material and supplies, net	76,676	76,737
Coal inventory	2,836	3,406
Inventories, net	$79,511	$80,144

5.  Derivatives

Coal Contracts

We use international coal forward contracts linked to forward Newcastle coal prices to help manage our exposure to variability in international coal prices. We use domestic coal futures contracts referenced to the 8800 Btu coal price sold from the PRB, as quoted on the Chicago Mercantile Exchange (“CME”), to help manage our exposure to market changes in domestic coal prices. At September 30, 2014, we held coal derivative positions that are expected to settle in the following years (in thousands):

	2014	2015	2016	Total
International Coal Forward Contracts
Notional amount (tons)	562	344	132	1,038
Net asset position	$7,945	$12,926	$4,699	$25,570

Domestic Coal Futures Contracts
Notional amount (tons)	180	2,160	120	2,460

Amounts due to us or to the CME as a result of changes in the market price of our open domestic coal futures contracts and to fulfill margin requirements are received or paid through our brokerage bank on a daily basis; therefore, there is no asset or liability on the consolidated balance sheets.

WTI Collars

We use collars to help manage our exposure to market changes in diesel fuel prices.  The collars are indexed to the West Texas Intermediate (“WTI”) crude oil price as quoted on the New York Mercantile Exchange.  As such, the nature of the collar does not directly offset market changes to our diesel costs.  Under a collar agreement, we pay the difference between the monthly average index price and a floor price if the index price is below the floor, and we receive the difference between the ceiling price and the monthly average index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and ceiling prices.  While we would not receive the full benefit of price decreases beyond the collars, the collars mitigate the risk of crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on our cash flow.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2014, we held the following WTI collars:

	September 30, 2014
	Notional	Weighted-Average per Barrel
Settlement Period	Amount	Floor	Ceiling
	(barrels, in thousands)
2014	141	$72.65	$113.92
2015	396	71.59	111.13
Total	537	$71.87	$111.86

Offsetting and Balance Sheet Presentation

	September 30, 2014
	Gross Amounts of Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
International coal forward contracts	$27,121	$(1,551)	$(1,551)	$1,551	$25,570	$—
WTI collars	2	(5)	—	—	2	(5)
Total	$27,123	$(1,556)	$(1,551)	$1,551	$25,573	$(5)

	December 31, 2013
	Gross Amounts of Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
International coal forward contracts	$26,712	$(349)	$(349)	$349	$26,363	$—
WTI collars	58	—	—	—	58	—
Total	$26,770	$(349)	$(349)	$349	$26,420	$—

Net amounts of international coal forward contracts and WTI collar assets are included in the Derivative financial instruments line and net amounts of WTI collar liabilities are included in Other current liabilities in the consolidated balance sheets.  There were no cash collateral requirements at September 30, 2014 or December 31, 2013.

Derivative Gains and Losses

Derivative mark-to-market (gains) and losses recognized in the consolidated statement of operations and comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
International coal forward contracts	$(3,989)	$78	$(18,071)	$(26,106)
Domestic coal futures contracts	2,946	572	1,958	689
WTI collars	526	(355)	60	(224)
Total	$(515)	$295	$(16,052)	$(25,641)

See Note 6 for a discussion related to the fair value of derivative financial instruments.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Fair Value of Financial Instruments

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

•                  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We had no Level 3 investments as of September 30, 2014 or December 31, 2013.

The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheets (in thousands):

	Fair Value at September 30, 2014
Description	Level 1	Level 2	Total
Assets
Money market funds (1)	$44,284	$—	$44,284
Derivative financial instruments	$—	$25,573	$25,573
Liabilities
Derivative financial instruments	$—	$5	$5

	Fair Value at December 31, 2013
Description	Level 1	Level 2	Total
Assets
Money market funds (1)	$140,438	$—	$140,438
Derivative financial instruments	$—	$26,420	$26,420
Investments in marketable securities	$—	$80,687	$80,687

(1)                                 Included in cash and cash equivalents in the consolidated balance sheets along with $75.0 million and $91.2 million of demand deposits at September 30, 2014 and December 31, 2013, respectively.

We did not have any transfers between levels during the nine months ended September 30, 2014.  Our policy is to value all transfers between levels using the beginning of period valuation.

7.  Port Access Contract Rights

In August 2014, we paid $37.0 million to Coal Valley Resources, Inc. (“CVRI”), a recently acquired unit of Westmoreland Coal Company, to terminate its throughput agreement with Westshore.  In a related transaction, we amended our agreement with Westshore to increase our committed capacity from 2.8 million tons to 6.3 million tons initially and

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

increasing to 7.2 million tons in 2019 and extend the term of our throughput agreement from the end of 2022 through the end of 2024.  We have capitalized the $37.0 million payment as an intangible asset.

Other port access contract rights include $9.5 million related to the SSA Marine throughput option agreement and $5.0 million for the Millennium Bulk Terminals throughput option.  See below and Note 1 for further information on these agreements.

	Cloud Peak
	Energy’s Annual	Net
	Throughput	Asset	Term
	(million tons)	(in millions)
Existing Ports
Westshore	6.3 - 7.2	$37.1	2015 - 2024

Proposed Ports
SSA Marine’s Gateway Pacific Terminal at Cherry Point	Up to 17.6	$9.5	10 Years (1)

Millennium Bulk Terminals	Up to 7.7	$5.0	10 Years (2)

(1)                                 From date developer certifies port is available to Cloud Peak Energy.

(2)                                 From date of first Cloud Peak Energy shipment.

Port access contract rights, net consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Port access contract rights	$51,620	$9,520
Less: Accumulated amortization	—	—
Port access contract rights, net	$51,620	$9,520

We will amortize the costs on a straight line basis over the performance period of the contracts.  As none of those periods have yet begun, there was no amortization expense for the nine months ended September 30, 2014.  Future amortization expense related to the port access contract rights is currently expected to be $3.7 million per year beginning January 1, 2015 through 2018 with additional amounts in later years.

8.  Tax Agreement Liability

In connection with the 2009 initial public offering (“IPO”), we entered into a Tax Receivable Agreement (“TRA”) with Rio Tinto Energy America Inc. (“Rio Tinto”), our former parent, and recognized a liability for the undiscounted amounts that we estimated would be paid to Rio Tinto under this agreement.  The amounts to be paid were determined based on an annual calculation of future income tax savings that we actually realized as a result of the tax basis increase that resulted from the 2009 IPO and 2010 Secondary Offering transactions.  Generally, we retained 15% of the realized tax savings generated from the tax basis step-up and Rio Tinto was entitled to the remaining 85%.

In August 2014, we entered into an acceleration and release agreement with Rio Tinto whereby we agreed to pay $45.0 million to Rio Tinto to terminate the TRA.  This payment settles all existing and future liabilities that were or would have been owed under the TRA.  At the date of signing, we carried an undiscounted liability of $103.6 million in respect of our estimated future obligations under the TRA and anticipated making cash payments of approximately $14 million each year in 2014 and 2015 and additional payments in subsequent years.

The termination of the TRA resulted in a non-cash gain during the third quarter of 2014 of $58.6 million before tax and $37.1 million after adjustments to the associated deferred tax assets.  We continue to retain the deferred tax assets related

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to the step up in tax basis as a result of the 2009 IPO and 2010 Secondary Offering transactions.  As such, we now expect to benefit from 100% of the increased tax depreciation.

9.  Senior Notes

Senior notes consisted of the following (in thousands):

	September 30, 2014			December 31, 2013
	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
8.25% senior notes due 2017, net of unamortized discount	$—	$—	$—	$300,000	$298,727	$313,125

8.50% senior notes due 2019, net of unamortized discount	300,000	298,420	313,500	300,000	298,248	325,500

6.375% senior notes due 2024	200,000	200,000	197,000	—	—	—
Total senior notes	$500,000	$498,420	$510,500	$600,000	$596,974	$638,625

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

The senior notes are jointly and severally guaranteed by Cloud Peak Energy Inc. and all of our existing and future restricted subsidiaries that guarantee our debt under our credit facility.  See Note 12.  Substantially all of our current consolidated subsidiaries, excluding Cloud Peak Energy Receivables LLC, are considered to be restricted subsidiaries and guarantee the senior notes.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the first quarter of 2014, we used the proceeds from the 2024 Notes, together with cash on hand, to repurchase and redeem $300 million aggregate principal amount of the 2017 Notes.  We recognized a loss on early retirement of debt of $19.3 million, which was comprised of $13.8 million related to the premium paid in excess of par, $5.1 million related to the write-off of deferred financing costs and original issue discount, and $0.4 million in related expenses.  The loss is classified in Interest expense in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2014.

10.  Federal Coal Lease Obligations

Federal coal lease obligations consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Federal coal lease obligations, current	$63,970	$58,958
Federal coal lease obligations, noncurrent	—	63,970
Total federal coal lease obligations	$63,970	$122,928

Our federal coal lease obligations, as reflected in the consolidated balance sheets, consist of obligations payable to the Bureau of Land Management of the U.S. Department of the Interior discounted at an imputed interest rate.  Imputed interest is included in accrued expenses.

We have the following federal coal lease payments (dollars in thousands):

			September 30, 2014		December 31, 2013
	Annual	Imputed	Carrying	Fair	Carrying	Fair
Payment Dates	Payment	Interest Rate	Value	Value (1)	Value	Value (1)
July 1, 2011 – 2015	$59,545	8.50%	54,880	59,093	105,460	116,664
September 1, 2011 – 2015	$9,862	8.50%	9,090	9,771	17,467	19,255
			$63,970	$68,864	$122,928	$135,919

(1)                                 The fair value of estimates for federal coal lease obligations was determined by discounting the remaining lease payments using the then current estimate of the credit-adjusted, risk-free rate based on our then current credit rating, which is considered Level 2 in the fair value hierarchy.

Future payments on federal coal leases are as follows (in thousands):

Year Ended December 31,
2015	$69,407
Less: imputed interest	5,437
Total principal payments	63,970
Less: current portion	63,970
Federal coal leases payable, net of current portion	$—

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  Asset Retirement Obligations

Changes in the carrying amount of our asset retirement obligations were as follows (in thousands):

	2014	2013
Balance at January 1	$247,329	$240,634
Reduction in asset retirement obligation attributable to sale of Decker Mine interest (see Note 3)	(72,175)	—
Accretion expense	12,066	12,249
Revisions to estimated future reclamation cash flows	(9,852)	(20,124)
Payments	(788)	(770)
Balance at September 30	176,580	231,989
Less: current portion	(1,118)	(9,715)
Asset retirement obligation, net of current portion	$175,462	$222,274

Revisions to estimated future reclamation cash flows reflect our regular updates to our estimated costs of closure activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages, the timing of the reclamation activities, and third-party unit costs as of September 30, 2014 and 2013.

12.  Other Obligations

Capital Equipment Lease Obligations

From time to time, we enter into capital leases on equipment under various lease schedules, which are subject to a master lease agreement and are pre-payable at our option.  Interest on the leases is based on the one-month London Interbank Offered Rate (“LIBOR”) plus 1.95% for a current rate of 2.11% as of September 30, 2014.  The gross value of property, plant and equipment under capital leases was $11.4 million as of September 30, 2014 and related to the leasing of mining equipment. The accumulated depreciation for these items was $1.6 million at September 30, 2014, and changes thereto have been included in depreciation, depletion and amortization in the consolidated statements of operations.  Due to the variable nature of the imputed interest, fair value is equal to carrying value.

Future payments on capital equipment lease obligations are as follows (in thousands):

Year Ended December 31,
2014	$457
2015	1,807
2016	1,773
2017	1,738
2018	1,705
Thereafter	2,549
Total	10,029
Less: interest	584
Total principal payments	9,445
Less: current portion	1,633
Capital equipment lease obligations, net of current portion	$7,812

Accounts Receivable Securitization

On February 11, 2013, we executed an Accounts Receivable Securitization Facility (“A/R Securitization Program”) with a committed capacity of up to $75 million.  Certain of our subsidiaries are parties to the A/R Securitization Program.  In

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 2013, we formed Cloud Peak Energy Receivables LLC (the “SPE”), a special purpose, bankruptcy-remote wholly-owned subsidiary, to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties) and then transfer undivided interests in up to $75 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  At September 30, 2014, the A/R Securitization Program would have allowed for $41 million of borrowing capacity.  There were no borrowings outstanding from the A/R Securitization Program at September 30, 2014 or December 31, 2013.  The SPE is consolidated into our financial statements.

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

On September 5, 2014, we entered into the First Amendment to the Credit Agreement (the “Amendment”).  The Amendment adjusted the financial covenants under the Credit Agreement, which now require us to maintain (a) a ratio of EBITDA (as defined in the Credit Agreement) to consolidated net cash interest expense equal to or greater than 1.50 to 1 from September 30, 2014 to maturity (reducing this from the prior requirement under the Credit Agreement to maintain a ratio equal to or greater than 2.00 to 1), and (b) a ratio of senior secured funded debt less unrestricted cash and marketable securities (net secured debt) to EBITDA equal to or less than 4.00 to 1 from September 30, 2014 to maturity (increasing this from the prior requirement under the Credit Agreement to maintain a ratio equal to or less than (i) 3.00 to 1 through December 31, 2015, (ii) 2.75 to 1 from January 1, 2016 to December 31, 2016, and (iii) 2.50 to 1 from January 1, 2017 to maturity).  This credit facility and capital leases are considered senior secured funded debt under the covenant calculations whereas federal coal lease obligations, accounts receivable securitizations, and senior notes are not considered senior secured funded debt.

The Credit Agreement replaced our previous $500 million amended and restated credit agreement dated June 3, 2011.  There were no borrowings outstanding under the previous credit facility at the time of replacement or at December 31, 2013.  At the time of replacement, we recorded a charge of $2.2 million in interest expense to write off certain deferred financing costs as certain banks of the syndicate changed.  We recorded $9.7 million of new deferred financing costs related to the new Credit Agreement and related Amendment.  The aggregate deferred financing costs are being amortized on a straight-line basis to interest expense over the five-year term of the Credit Agreement.

The Credit Agreement also contains other non-financial covenants, including covenants related to our ability to incur additional debt or take other corporate actions.  The Credit Agreement also contains customary events of default with customary grace periods and thresholds.  Our ability to access the available funds under the credit facility may be prohibited in the event that we do not comply with the covenant requirements or if we default on our obligations under the Credit Agreement.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our obligations under the Credit Agreement are secured by substantially all of our assets and substantially all of the assets of certain of our subsidiaries, subject to certain permitted liens and customary exceptions for similar coal financings. Our obligations under the Credit Agreement are also supported by a guarantee by Cloud Peak Energy Inc. and our domestic restricted subsidiaries.

Under the Credit Agreement, the subsidiaries of Cloud Peak Energy Inc. are permitted to make distributions to Cloud Peak Energy Inc. to enable it to pay (i) federal, state and local income and certain other taxes it incurs that are attributable to the business and operations of its subsidiaries and (ii) amounts on the tax agreement liability, which was terminated in August 2014.  In addition, as long as no default under the Credit Agreement exists, the subsidiaries of Cloud Peak Energy Inc. also may make annual distributions to Cloud Peak Energy Inc. to fund dividends or repurchases of Cloud Peak Energy Inc.’s stock and additional distributions in accordance with certain distribution limits in the Credit Agreement.  Finally, the subsidiaries of Cloud Peak Energy Inc. may make loans to Cloud Peak Energy Inc. subject to certain limitations in the Credit Agreement.

As of September 30, 2014, no borrowings or letters of credit were outstanding under the credit facility, and we were in compliance with the covenants contained in the Credit Agreement.  Our aggregate borrowing capacity under the Credit Agreement and the A/R Securitization Program was approximately $541 million at September 30, 2014.

13.  Interest Expense

Interest expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Senior notes	$9,563	$12,563	$31,140	$37,688
Credit facility unutilized fee	614	726	1,836	2,116
Federal coal lease obligations imputed interest	1,478	2,748	6,702	10,590
Amortization of deferred financing costs and original issue discount	1,021	1,148	3,185	3,351
Other	64	99	209	173
Subtotal	12,740	17,284	43,072	53,918

Premium on early retirement of debt	—	—	13,837	—
Write-off of deferred financing costs and original issue discount	—	—	7,338	—
Other	—	—	364	—
Subtotal - cost of early retirement of debt and refinancings	—	—	21,538	—

Total interest expense	12,740	17,284	64,610	53,918
Less interest capitalized	(39)	(8,264)	(102)	(24,099)
Net interest expense	$12,701	$9,020	$64,508	$29,819

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  Commitments and Contingencies

Commitments

Purchase Commitments

We had outstanding purchase commitments consisting of the following (in thousands):

	September 30,	December 31,
	2014	2013
Capital commitments
Equipment	$12,422	$5,851
Land	24,663	23,700

Supplies and services
Coal purchase commitments	$2,475	$—
Transportation and handling agreements (1)	688,100	226,006
Materials and supplies	11,496	18,060

(1)                                 As a result of amending our agreement with Westshore to increase our committed capacity, we substantially increased our rail and terminal take-or-pay commitments.

Contingencies

Litigation

WildEarth Guardians’ and Northern Plains Resource Council’s Regulatory Challenge to OSM’s Approval Process for Mine Plans

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

On February 7, 2014, the Colorado District Court severed the claims in WildEarth’s complaint and transferred all the claims pertaining to non-Colorado mines to the federal district courts for the states in which the mines were located.  Pursuant to this order, the challenge to Cordero Rojo’s mine plan approval (along with challenges to two other OSM approvals) was transferred to the U.S. District Court in Wyoming (“Wyoming District Court”) and the challenge to Spring Creek’s mine plan approval was transferred to the United States District Court for the District of Montana (“Montana District Court”).  On February 14, 2014, WildEarth voluntarily dismissed the case pending in the Wyoming District Court, thereby concluding its challenge to OSM’s approval of the Cordero mine plan.  WildEarth has continued to pursue its challenges to mine plan approvals pending in district courts in Colorado, New Mexico, and Montana.

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

On August 14, 2014, Northern Plains Resource Council and the Western Organization of Resource Councils (collectively “Northern Plains”) filed a complaint in the Montana District Court challenging the same OSM approval of

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Spring Creek’s mine plan.  Northern Plains, like WildEarth, requested that the Montana District Court vacate OSM’s 2012 approval of the Spring Creek mine plan and enjoin mining operations at the Spring Creek Mine until OSM undertakes the additional analysis requested by Northern Plains.

Intervention by Cloud Peak Energy and Others—By orders dated May 30, 2014, May 9, 2014, and April 28, 2014, the Montana District Court granted intervention to the State of Montana, the National Mining Association, and Spring Creek Coal LLC, a wholly-owned subsidiary of Cloud Peak Energy, respectively.  Each of these parties intervened on the side of OSM.

Current Schedule—The parties are presently scheduled to submit briefing in the WildEarth case during late 2014 and early 2015.  The federal defendants have not yet answered the Northern Plains complaint and the Montana District Court has not set a briefing schedule for this case.  Cloud Peak Energy believes WildEarth’s challenge and the related Northern Plains’ challenge against OSM are without merit.

Montana Environmental Information Center and Sierra Club Regulatory Challenge to Montana DEQ’s Coal Permit Program

Background—On April 17, 2012, the Montana Environmental Information Center and the Sierra Club (collectively, “MEIC”) filed a complaint in the Montana District Court against the Director of the Montana Department of Environmental Quality (“DEQ Director”) alleging that the DEQ Director violated his nondiscretionary duties under the Surface Mining Control and Reclamation Act (“SMCRA”) by approving state mine permits without establishing numeric water quality standards as part of MT DEQ’s cumulative hydrologic impact assessments (“CHIAs”) for coal mines. MEIC asked the Montana District Court to issue an order directing the DEQ Director to perform CHIAs in a manner requested by plaintiff organizations, and to enjoin the DEQ Director’s approval of new mine permit applications until this analysis is completed.

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

Court of Appeals Rejection of Challenge—On September 11, 2014, the Ninth Circuit Court of Appeals issued a unanimous decision affirming the Montana District Court’s dismissal of MEIC’s complaint.  MEIC declined to seek further review in the Ninth Circuit and the Court’s mandate was issued on October 6, 2014.  The deadline for MEIC to petition the United States Supreme Court to review the Ninth Circuit’s decision is November 10, 2014.  Cloud Peak Energy believes MEIC’s challenge against the DEQ Director is without merit.

Administrative Appeals of BLM’s Approval of the Potential West Antelope II South Lease Modification

Background—On September 5, 2014, WildEarth filed an appeal with the Interior Board of Land Appeals (“IBLA”) challenging the Bureau of Land Management’s (“BLM”) August 15, 2014 decision to approve Antelope Coal LLC’s proposed modification of Antelope Coal’s West Antelope II South lease.  Antelope Coal is a wholly-owned subsidiary of Cloud Peak Energy.  On September 12, 2014, Powder River Basin Resource Council and Sierra Club (collectively “PRBRC”) filed an appeal with the IBLA challenging this same BLM decision.  The BLM decision that is the subject of both appeals approves the proposed amendment of Antelope Coal’s West Antelope II South Lease.  If the lease modification is entered into, it would add approximately 15.8 million tons of coal underlying nearly 857 surface acres.  WildEarth and

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PRBRC have asked the IBLA to vacate the proposed WAII South lease modification and direct BLM to prepare additional environmental analysis on the impacts of the lease modification.

Intervention by Cloud Peak Energy and State of Wyoming—On September 24, 2014 and October 6, 2014, Antelope Coal and the State of Wyoming, respectively, moved to intervene in the WildEarth and PRBRC appeals as respondents to defend BLM’s lease modification decision.  The IBLA granted these intervention motions.

Current Schedule.  The parties are presently scheduled to submit briefing in both appeals during late 2014.  Cloud Peak Energy believes the WildEarth and PRBRC appeals challenging BLM’s West Antelope II South lease modification decision are without merit.

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

Several non-income based production tax audits currently are in progress related to federal and state royalties and severance taxes, including periods back to 2005.  We have provided our best estimate of taxes and related interest and penalties due for potential adjustments that may result from the resolution of such tax audits.  From time to time, we receive audit assessments and engage in settlement discussions with applicable tax authorities, which may result in adjustments to our estimates of taxes and related interest and penalties.  During the three months ended September 30, 2014, we revised our estimates and increased our accruals by $7.5 million.

Concentrations of Risk and Major Customers

For the nine months ended September 30, 2014 and 2013, there was no single customer that represented 10% or more of consolidated revenue.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  The credit risk is controlled through credit approvals and monitoring procedures.

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

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

lease obligations is to provide a third-party surety bond, typically through an insurance company, or provide a letter of credit, typically through a bank.  Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws. On May 7, 2014, we were granted approval from the state of Wyoming to self-bond $200 million of our reclamation obligations within the state.  As of September 30, 2014, we were self-bonded for $200.0 million and had $459.2 million of surety bonds outstanding to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.

On September 12, 2014, we completed the sale of our 50% non-operating interest in the Decker Mine to Ambre Energy.  See Note 3.  Upon completion, Ambre Energy fully replaced our $66.7 million in outstanding reclamation and lease bonds related to the Decker Mine.

15.  Income Taxes

Our income before income tax provision and earnings from unconsolidated affiliates is earned solely in the U.S.  The following table summarizes income taxes (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Income tax benefit (expense)	$(40,688)	$785	$(30,709)	$(10,512)
Effective tax rate	30.9%	(4.6)%	29.7%	21.9%

Our statutory income tax rate, including state income taxes, is 37%.  The difference between the statutory income tax rate and our effective tax rate for the three and nine months ended September 30, 2014 and 2013 is due primarily to the release of our deferred tax valuation allowances due to the termination of the TRA and permanent differences between book and tax treatments.

16.  Postretirement Medical Plan

We maintain an unfunded postretirement medical plan to provide certain postretirement medical benefits to eligible employees.  Net periodic postretirement benefit costs included the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$1,038	$1,238	$3,113	$3,713
Interest cost	464	418	1,393	1,255
Amortization of prior service cost	247	444	741	1,331
Net periodic benefit cost	$1,749	$2,100	$5,247	$6,299

17.  Related Party Transactions

Related party activity consists of coal sales to our 50% owned coal marketing company and equity method investment, Venture Fuels Partnership, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Sales of coal to Venture Fuels Partnership	$6,392	$7,881	$15,444	$12,957

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.  Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax are as follows (in thousands):

	Nine Months Ended September 30,
	2014			2013
	Post- retirement Medical Plan	Decker Defined Benefit Pension	Total	Post- retirement Medical Plan	Decker Defined Benefit Pension	Total
Beginning balance, January 1	$(8,242)	$(2,038)	$(10,279)	$(16,409)	$(4,052)	$(20,461)
Other comprehensive income (loss) before reclassifications	—	—	—	19	—	19
Amounts reclassified from accumulated other comprehensive income (loss)	474	2,038	2,511	852	—	852
Net current period other comprehensive income (loss)	474	2,038	2,511	871	—	871
Ending balance, September 30	$(7,768)	$—	$(7,768)	$(15,538)	$(4,052)	$(19,590)

The reclassifications out of AOCI are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Postretirement Medical Plan (1)
Amortization of prior service costs included in cost of product sold (2)	$209	$371	$626	$1,111
Amortization of prior service costs included in selling, general and administrative expenses (2)	38	73	115	220
Write-off of Decker pension prior service costs included in gain on sale of Decker Mine interest	3,183	—	3,183	—
Total before tax	3,430	444	3,924	1,331
Tax benefit	(1,235)	(160)	(1,413)	(479)
Amounts reclassified from accumulated other comprehensive income (loss)	$2,195	$284	$2,511	$852

(1)                                 See Note 16 for the computation of net periodic postretirement benefit costs.

(2)                                 Presented on the consolidated statements of operations and comprehensive income.

19.  Earnings (Loss) per Share

Dilutive potential shares of common stock may include restricted stock and units, options, and performance units issued under our Long Term Incentive Plan (“LTIP”).  We apply the treasury stock method to determine dilution from restricted stock and units, options, and performance units.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculation of diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator for calculation of diluted earnings per share:
Net income	$91,069	$17,966	$73,295	$38,070
Denominator for basic income per share — weighted- average shares outstanding	60,850	60,658	60,803	60,632
Dilutive effect of stock equivalents	283	503	394	501
Denominator for diluted earnings per share	61,133	61,161	61,197	61,134
Diluted earnings per share	$1.49	$0.29	$1.20	$0.62

For the periods presented, the following items were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Restricted stock and units	256	—	215	159
Options outstanding	770	605	662	489
Employee stock purchase plan	10	22	11	7

20.  Segment Information

We have reportable segments of Owned and Operated Mines; Logistics and Related Activities; and Corporate and Other.

Our Owned and Operated Mines segment is characterized by the predominant focus on thermal coal production where the sale occurs at the mine site and where title and risk of loss pass to the customer at that point.  This segment includes our Antelope Mine, Cordero Rojo Mine, and Spring Creek Mine.  Sales in this segment are primarily to domestic electric utilities, although a portion is made to our Logistics and Related Activities segment.  Sales between reportable segments are based on prevailing market prices.  Our mines utilize surface mining extraction processes and are all located in the PRB.  The gains and losses resulting from our domestic coal futures contracts and WTI collar derivative financial instruments are reported within this segment.

Our Logistics and Related Activities segment is characterized by the services we provide to our international and domestic customers where we deliver coal to the customer at a terminal or the customer’s plant or other delivery point, remote from our mine site.  Services provided include the purchase of coal from third parties or from our owned and operated mines as well as the contracting and coordination of the transportation and other handling services from third-party operators, which are typically rail and terminal companies.  Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process.  Title and risk of loss pass to the customer in accordance with the contract and typically occur at a vessel loading terminal, a vessel unloading terminal or an end use facility.  Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment.  The gains and losses resulting from our international coal forward derivative financial instruments are reported within this segment.  Port access contract rights and related amortization are also included in this segment.

Our Corporate and Other segment includes results relating to broker activity, our share of the Decker Mine operations, which was sold on September 12, 2014, and unallocated corporate costs and assets.  All corporate costs, except

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors related expenses, are allocated to the segments based upon their relative percentage of certain financial metrics.

Eliminations represent the purchase and sale of coal between reportable segments and the associated elimination of intercompany profit or loss in inventory.

Our chief operating decision maker uses Adjusted EBITDA as the primary measure of segment reporting performance.  EBITDA represents net income (loss) before (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, (4) amortization, and (5) accretion.  Adjusted EBITDA represents EBITDA as further adjusted for specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are:  (1) adjustments to exclude the updates to the tax agreement liability, including tax impacts of the IPO and Secondary Offering and the termination of the TRA in August 2014, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid, (3) adjustments to exclude the gain from the sale of our 50% non-operating interest in the Decker Mine, and (4) adjustments to exclude a significant broker contract that expired in the first quarter of 2010.

Revenue

The following table presents revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Owned and Operated Mines	$285,983	$304,670	$827,680	$848,419
Logistics and Related Activities	65,640	70,231	178,836	203,171
Corporate and Other	7,789	15,780	20,429	33,420
Eliminations of intersegment sales	(17,075)	(15,866)	(44,692)	(42,146)
Consolidated revenue	$342,337	$374,816	$982,253	$1,042,864

The following table presents revenue from external customers by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
United States	$284,843	$307,188	$819,562	$852,237
South Korea	48,945	51,143	127,370	128,775
Other	8,549	16,485	35,321	61,851
Total revenue from external customers	$342,337	$374,816	$982,253	$1,042,864

We attribute revenue to individual countries based on the location of the physical delivery of the coal.  All of our revenue for the nine months ended September 30, 2014 and 2013 originated in the U.S.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Adjusted EBITDA

The following table reconciles segment Adjusted EBITDA to net income (loss) (in thousands):

	Three Months Ended September 30,
	2014		2013
Adjusted EBITDA
Owned and Operated Mines		$43,589		$65,878
Logistics and Related Activities		1,394		2,097
Corporate and Other		1,040		3,097
Eliminations		(304)		(143)
Consolidated Adjusted EBITDA		45,720		70,929
Interest expense, net		(12,664)		(8,866)
Depreciation, depletion and accretion		(29,664)		(30,913)
Income tax benefit (expense)		(40,688)		785
Tax agreement (expense) benefit (1)		58,595		(10,515)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses) (2)	$515		$(295)
Inclusion of cash amounts (received) paid (3)	(5,007)		(3,160)
Total derivative financial instruments		(4,492)		(3,455)
Gain on sale of Decker Mine interest		74,262		—
Expired significant broker contract		—		—
Net income (loss)		$91,069		$17,966

	Nine Months Ended September 30,
	2014		2013
Adjusted EBITDA
Owned and Operated Mines		$126,741		$145,770
Logistics and Related Activities		4,465		6,214
Corporate and Other		593		4,841
Eliminations		(1,503)		(368)
Consolidated Adjusted EBITDA		130,295		156,458
Interest expense, net		(64,286)		(29,476)
Depreciation, depletion and accretion		(94,009)		(87,838)
Income tax benefit (expense)		(30,709)		(10,512)
Tax agreement (expense) benefit (1)		58,595		(10,515)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses) (2)	$16,052		$25,641
Inclusion of cash amounts (received) paid (3)	(16,905)		(5,689)
Total derivative financial instruments		(852)		19,952
Gain on sale of Decker Mine interest		74,262		—
Expired significant broker contract		—		—
Net income (loss)		$73,295		$38,070

(1)                                 Changes to related deferred taxes are included in income tax expense.

(2)                                 Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                                 Derivative cash gains and losses reflected within operating cash flows.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total Assets

The following table presents total assets (in thousands):

	September 30,	December 31,
	2014	2013
Owned and Operated Mines	$1,703,342	$1,761,406
Logistics and Related Activities	105,077	55,770
Corporate and Other	303,299	540,432
Eliminations	(256)	(183)
Consolidated assets	$2,111,462	$2,357,425

As of September 30, 2014 and December 31, 2013, all of our long-lived assets were located in the U.S.

Capital Expenditures

The following table presents purchases of property, plant and equipment, investment in development projects, port access contract rights, and assets acquired under capital leases (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Owned and Operated Mines	$16,397	$46,420
Logistics and Related Activities	37,100	337
Corporate and Other	3,014	3,317
Eliminations	—	—
Consolidated	$56,511	$50,074

21.  Equity-Based Compensation

The LTIP permits awards to our employees and eligible non-employee directors, which we generally grant in the first quarter of each year.  The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.  Equity-based compensation expense is recorded primarily within selling, general, and administrative expenses in our consolidated statements of operations.  As of September 30, 2014, unrecognized compensation cost related to equity-based compensation was $10.2 million, which will be recognized over a weighted-average period of 1.9 years prior to vesting.

Generally, each form of equity-based compensation awarded to eligible employees cliff vests on the third anniversary of the grant date, subject to meeting any applicable performance criteria for the award.  However, the awards will pro-rata vest sooner if an employee terminates employment with or stops providing services to us because of death, “disability,” “redundancy” or “retirement” (as such terms are defined in the award agreement or the LTIP, as applicable), or if an employee subject to an employment agreement is terminated for any other reason than for “cause” or leaves for “good reason” (as such terms are defined in the relevant employment agreement). In addition, the awards will fully vest if an employee is terminated without cause (or leaves for good reason, if the employee is subject to an employment agreement) within two years after a “change in control” (as such term is defined in the LTIP) occurs.

Restricted Stock and Restricted Stock Units

We granted restricted stock and restricted stock units under the LTIP to eligible employees, and we granted restricted stock units to our non-employee directors.  The restricted stock units granted to our directors generally vest upon

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

their resignation or retirement (except for a removal for cause) or upon certain events constituting a “change in control” (as such term is defined in the award agreement).  They will pro-rata vest if a director resigns or retires within one year of the date of grant.

A summary of restricted stock and restricted stock unit award activity is as follows (in thousands, except per share data):

	Number	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested shares at January 1, 2014	372	$18.51
Granted	132	19.01
Forfeited	(10)	18.69
Vested	(74)	20.80
Non-vested shares at September 30, 2014	421	$18.26

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

A summary of performance-based share unit award activity is as follows (in thousands, except per share data):

	Number	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested units at January 1, 2014	415	$18.94
Granted	202	25.63
Forfeited	(14)	22.49
Non-vested units at September 30, 2014	603	$21.10

The assumptions used to estimate the fair value of the performance-based share units granted on March 14, 2014 are as follows:

Risk-free interest rate	0.7%
Expected volatility	38.3%
Term	2.8 years
Fair value (per share)	$25.63

Non-Qualified Stock Options

Annually, we grant non-qualified stock options under the LTIP to certain employees.  All unexercised options will expire ten years after the date of grant unless expiring earlier following a termination of employment as described below.  Generally, vested options will expire 30 days after the date of the grantee’s termination of employment with us (one year in

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the event of a termination due to the grantee’s death, and 90 days following a qualifying termination within the two-year period following a change in control).

A summary of non-qualified stock option activity is as follows (in thousands, except per option and year amounts):

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per option)	(years)
Options outstanding at January 1, 2014	1,439	$16.17	6.70	$2,999
Granted	219	19.35		—
Exercised	(214)	15.00		935
Forfeited	(14)	18.36		26
Expired	(5)	18.70		—
Options outstanding at September 30, 2014	1,424	$16.80	6.70	$—
Exercisable at September 30, 2014	828	$15.93	5.30	$—
Vested and expected to vest at September 30, 2014	1,372	$16.71	6.60	$—

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

The assumptions used to estimate the fair value of options granted on March 14, 2014 are as follows:

Risk-free interest rate	2.1%
Expected volatility	43.3%
Expected option life	6.5 years
Fair value (per option)	$8.89

22.  Supplemental Guarantor/Non-Guarantor Financial Information

On March 25, 2014, Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp. (together with Cloud Peak Energy Resources LLC, the “Issuers”), Cloud Peak Energy Inc., Wilmington Trust Company, as trustee, and Citibank N.A. as securities administrator, entered into the fifth supplemental indenture (the “Fifth Supplemental Indenture”) to the indenture governing the Issuers’ 8.250% Senior Notes due 2017 (which are no longer outstanding) and 8.500% Senior Notes due 2019 (collectively, the “Notes”).  Pursuant to the Fifth Supplemental Indenture, Cloud Peak Energy Inc. has agreed to guarantee the Notes and to be bound by the terms of the indenture governing the Notes applicable to guarantors.  As a result of such guarantee, and pursuant to Rule 12h-5 promulgated under the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 3-10 of Regulation S-X, Cloud Peak Energy Resources LLC is no longer required to file reports under Section 15(d) of the Exchange Act and has filed a Form 15 in connection therewith.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following historical financial statement information is provided for Cloud Peak Energy Inc. and the Guarantor/Non-Guarantor Subsidiaries:

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended September 30, 2014
	Parent Guarantor (CPE Inc.)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$2,256	$—	$336,242	$6,095	$(2,256)	$342,337
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion and accretion, shown separately)	—	12	282,402	5,932	—	288,345
Depreciation and depletion	—	765	25,979	(929)	—	25,815
Accretion	—	—	3,077	771	—	3,848
Derivative financial instruments	—	—	(515)	—	—	(515)
Selling, general and administrative expenses	2,257	189	11,973	—	(2,256)	12,163
Other operating costs	—	—	1,099	—	—	1,099
Total costs and expenses	2,257	966	324,015	5,774	(2,256)	330,755
Gain on sale of Decker Mine interest	—	—	(74,262)	—	—	(74,262)
Operating income (loss)	(1)	(966)	86,489	321	—	85,844
Other income (expense)
Interest income	—	37	—	—	—	37
Interest expense	—	(11,000)	(1,602)	(99)	—	(12,701)
Tax agreement benefit (expense)	58,595	—	—	—	—	58,595
Other, net	—	(84)	(30)	84	—	(31)
Total other income (expense)	58,595	(11,047)	(1,632)	(15)	—	45,900
Income (loss) before income tax provision and earnings from unconsolidated affiliates	58,594	(12,013)	84,857	306	—	131,744
Income tax benefit (expense)	(21,522)	12,084	(31,499)	249	—	(40,688)
Earnings from unconsolidated affiliates, net of tax	—	7	6	—	—	13
Earnings (losses) from consolidated affiliates, net of tax	53,997	53,919	555	—	(108,471)	—
Net income (loss)	91,069	53,997	53,919	555	(108,471)	91,069
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	247	247	247	—	(494)	247
Write-off of prior service costs related to Decker pension	3,183	3,183	3,183	3,183	(9,549)	3,183
Income tax on postretirement medical plan and pension adjustments	(1,235)	(1,235)	(1,235)	(1,146)	3,616	(1,235)
Other comprehensive income (loss)	2,195	2,195	2,195	2,037	(6,427)	2,195
Total comprehensive income (loss)	$93,264	$56,192	$56,114	$2,592	$(114,898)	$93,264

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended September 30, 2013
	Parent Guarantor (CPE Inc.)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$2,782	$—	$367,971	$6,845	$(2,782)	$374,816
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion and accretion, shown separately)	—	11	289,367	6,606	—	295,983
Depreciation and depletion	—	663	24,990	1,265	—	26,918
Accretion	—	—	2,829	1,166	—	3,995
Derivative financial instruments	—	—	295	—	—	295
Selling, general and administrative expenses	2,777	178	13,028	—	(2,782)	13,201
Other operating costs	—	81	511	—	—	592
Total costs and expenses	2,777	933	331,020	9,037	(2,782)	340,984
Operating income (loss)	5	(933)	36,951	(2,192)	—	33,832
Other income (expense)
Interest income	—	154	—	—	—	154
Interest expense	—	(8,700)	(218)	(102)	—	(9,020)
Tax agreement benefit (expense)	(10,515)	—	—	—	—	(10,515)
Other, net	—	23	2,611	70	—	2,703
Total other income (expense)	(10,515)	(8,523)	2,393	(32)	—	(16,678)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(10,510)	(9,456)	39,344	(2,224)	—	17,154
Income tax benefit (expense)	3,784	8,489	(12,286)	798	—	785
Earnings from unconsolidated affiliates, net of tax	—	5	22	—	—	27
Earnings (losses) from consolidated affiliates, net of tax	24,692	25,654	(1,426)	—	(48,920)	—
Net income (loss)	17,966	24,692	25,654	(1,426)	(48,920)	17,966
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	444	444	444	—	(888)	444
Income tax on postretirement medical plan and pension adjustments	(160)	(160)	(160)	—	320	(160)
Other comprehensive income (loss)	284	284	284	—	(568)	284
Total comprehensive income (loss)	$18,250	$24,976	$25,938	$(1,426)	$(49,488)	$18,250

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Nine Months Ended September 30, 2014
	Parent Guarantor (CPE Inc.)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$6,131	$—	$966,601	$15,653	$(6,132)	$982,253
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	—	209	812,355	17,841	—	830,405
Depreciation and depletion	—	2,300	80,812	(1,168)	—	81,944
Accretion	—	—	9,263	2,803	—	12,066
Derivative financial instruments	—	—	(16,052)	—	—	(16,052)
Selling, general and administrative expenses	6,132	548	36,537	—	(6,131)	37,086
Other operating costs	—	46	1,627	—	—	1,671
Total costs and expenses	6,132	3,103	924,542	19,476	(6,131)	947,120
Gain on sale of Decker Mine interest	—	—	(74,262)	—	—	(74,262)
Operating income (loss)	(1)	(3,103)	116,321	(3,823)	(1)	109,395
Other income (expense)
Interest income	—	222	—	—	—	222
Interest expense	—	(57,053)	(7,156)	(299)	—	(64,508)
Tax agreement benefit (expense)	58,595	—	—	—	—	58,595
Other, net	—	(865)	315	289	—	(262)
Total other (expense) income	58,595	(57,696)	(6,841)	(10)	—	(5,953)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	58,594	(60,799)	109,480	(3,833)	(1)	103,442
Income tax benefit (expense)	(21,522)	24,866	(35,585)	1,531	—	(30,709)
Earnings from unconsolidated affiliates, net of tax	—	(8)	571	—	—	562
Earnings (losses) from consolidated affiliates, net of tax	36,223	72,164	(2,302)	—	(106,085)	—
Net income (loss)	73,295	36,223	72,164	(2,302)	(106,086)	73,295
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	741	741	741	—	(1,482)	741
Write-off of prior service costs related to Decker pension	3,183	3,183	3,183	3,183	(9,549)	3,183
Income tax on retiree medical plan and pension adjustments	(1,413)	(1,413)	(1,413)	(1,146)	3,972	(1,413)
Other comprehensive income (loss)	2,511	2,511	2,511	2,037	(7,059)	2,511
Total comprehensive income (loss)	$75,806	$38,734	$74,675	$(265)	$(113,145)	$75,806

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Nine Months Ended September 30, 2013
	Parent Guarantor (CPE Inc.)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$7,092	$1	$1,028,194	$14,669	$(7,092)	$1,042,864
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	—	29	837,033	16,553	—	853,615
Depreciation and depletion	—	1,944	72,191	1,454	—	75,589
Accretion	—	—	8,691	3,558	—	12,249
Derivative financial instruments	—	—	(25,641)	—	—	(25,641)
Selling, general and administrative expenses	7,087	598	39,049	—	(7,092)	39,642
Other operating costs	—	635	1,258	—	—	1,893
Total costs and expenses	7,087	3,206	932,581	21,565	(7,092)	957,347
Operating income (loss)	5	(3,205)	95,613	(6,896)	—	85,517
Other income (expense)
Interest income	—	343	—	—	—	343
Interest expense	—	(28,823)	(732)	(264)	—	(29,819)
Tax agreement benefit (expense)	(10,515)	—	—	—	—	(10,515)
Other, net	—	(301)	2,370	436	—	2,505
Total other income (expense)	(10,515)	(28,781)	1,638	172	—	(37,486)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(10,510)	(31,986)	97,251	(6,724)	—	48,031
Income tax benefit (expense)	3,784	12,693	(29,393)	2,404	—	(10,512)
Earnings from unconsolidated affiliates, net of tax	—	14	537	—	—	551
Earnings (losses) from consolidated affiliates, net of tax	44,796	64,075	(4,320)	—	(104,551)	—
Net income (loss)	38,070	44,796	64,075	(4,320)	(104,551)	38,070
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	1,331	1,331	1,331	—	(2,662)	1,331
Postretirement medical plan adjustment	30	30	30	—	(60)	30
Income tax on postretirement medical plan and pension adjustments	(490)	(490)	(490)	—	980	(490)
Other comprehensive income (loss)	871	871	871	—	(1,742)	871
Total comprehensive income (loss)	$38,941	$45,667	$64,946	$(4,320)	$(106,293)	$38,941

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	September 30, 2014
	Parent Guarantor (CPE Inc.)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$118,240	$1,050	$—	$—	$119,290
Accounts receivable	1	—	22,289	57,555	—	79,845
Due from related parties	—	—	545,083	—	(544,478)	605
Inventories, net	—	5,689	73,822	—	—	79,511
Deferred income taxes	—	—	17,177	—	(18)	17,159
Derivative financial instruments	—	—	25,573	—	—	25,573
Other assets	2,329	6	18,497	—	—	20,832
Total current assets	2,330	123,935	703,491	57,555	(544,496)	342,815
Noncurrent assets
Property, plant and equipment, net	—	7,188	1,571,131	—	—	1,578,319
Port access contract rights	—	—	51,620	—	—	51,620
Goodwill	—	—	35,634	—	—	35,634
Deferred income taxes	—	60,860	—	—	(168)	60,692
Other assets	1,107,052	1,894,359	27,329	—	(2,986,358)	42,382
Total assets	$1,109,382	$2,086,342	$2,389,205	$57,555	$(3,531,022)	$2,111,462

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$27	$2,231	$48,334	$7	$—	$50,599
Royalties and production taxes	—	—	138,079	—	—	138,079
Accrued expenses	2,230	8,447	33,930	—	—	44,607
Due to related parties	22,963	470,219	—	51,296	(544,478)	—
Current portion of federal coal lease obligations	—	—	63,970	—	—	63,970
Other liabilities	—	21	1,632	—	(18)	1,635
Total current liabilities	25,220	480,918	285,945	51,303	(544,496)	298,890
Noncurrent liabilities
Senior notes	—	498,420	—	—	—	498,420
Asset retirement obligations, net of current portion	—	—	175,462	—	—	175,462
Deferred income taxes	—	—	168	—	(168)	—
Other liabilities	—	—	54,528	—	—	54,528
Total liabilities	25,220	979,338	516,103	51,303	(544,664)	1,027,300
Commitments and Contingencies (Note 14)
Total equity	1,084,162	1,107,004	1,873,102	6,252	(2,986,359)	1,084,162
Total liabilities and equity	$1,109,382	$2,086,342	$2,389,205	$57,555	$(3,531,022)	$2,111,462

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	December 31, 2013
	Parent Guarantor (CPE Inc.)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$226,993	$496	$4,144	$—	$231,633
Investments in marketable securities	—	80,687	—	—	—	80,687
Accounts receivable	—	—	12,799	61,269	—	74,068
Due from related parties	—	—	541,997	—	(541,255)	742
Inventories, net	—	6,193	70,206	3,745	—	80,144
Deferred income taxes	4,960	—	13,372	12	(18)	18,326
Derivative financial instruments	—	—	26,420	—	—	26,420
Other assets	8,715	—	10,729	97	—	19,541
Total current assets	13,675	313,873	676,019	69,267	(541,273)	531,561
Noncurrent assets
Property, plant and equipment, net	—	9,301	1,644,679	34	—	1,654,014
Port access contract rights	—	9,520	—	—	—	9,520
Goodwill	—	—	35,634	—	—	35,634
Deferred income taxes	33,087	35,994	10,938	11,342	—	91,361
Other assets	1,068,318	1,790,738	—	—	(2,823,721)	35,335
Total assets	$1,115,080	$2,159,426	$2,367,270	$80,643	$(3,364,994)	$2,357,425

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$—	$2,378	$55,472	$1,196	$—	$59,046
Royalties and production taxes	—	—	129,158	2,758	—	131,917
Accrued expenses	3,245	2,087	35,652	480	—	41,463
Due to related parties	6,191	489,645	—	45,419	(541,255)	—
Current portion of tax agreement liability	13,504	—	—	—	—	13,504
Current portion of federal coal lease obligations	—	—	58,958	—	—	58,958
Other liabilities	—	72	1,493	966	(18)	2,513
Total current liabilities	22,940	494,182	280,733	50,819	(541,273)	307,401
Noncurrent liabilities
Tax agreement liability, net of current portion	90,091	—	—	—	—	90,091
Senior notes	—	596,974	—	—	—	596,974
Federal coal lease obligations, net of current portion	—	—	63,970	—	—	63,970
Asset retirement obligations, net of current portion	—	—	175,275	70,806	—	246,081
Other liabilities	—	—	62,400	3,142	(14,683)	50,859
Total liabilities	113,030	1,091,156	582,378	124,767	(555,956)	1,355,376
Commitments and Contingencies (Note 14)
Total equity	1,002,049	1,068,270	1,784,892	(44,124)	(2,809,038)	1,002,049
Total liabilities and equity	$1,115,080	$2,159,426	$2,367,270	$80,643	$(3,364,994)	$2,357,425

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Nine Months Ended September 30, 2014
	Parent Guarantor (CPE Inc.)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(891)	$(71,744)	$119,157	$(4,408)	$—	$42,115

Investing activities
Purchases of property, plant and equipment	—	(3,012)	(11,667)	—	—	(14,680)
Cash paid for capitalized interest	—	—	(4,066)	—	—	(4,066)
Investments in marketable securities	—	(8,159)	—	—	—	(8,159)
Maturity and redemption of investments	—	88,845	—	—	—	88,845
Investment in port access contract rights	—	—	(37,100)	—	—	(37,100)
Investment in development projects	—	—	(3,522)	—	—	(3,522)
Contributions made to subsidiary	—	—	(1,750)	—	1,750	—
Distribution received from subsidiary	—	—	1,486	—	(1,486)	—
Other	—	—	(1,830)	—	—	(1,830)
Net cash provided by (used in) investing activities	—	77,674	(58,449)	—	264	19,488

Financing activities
Principal payments of federal coal leases	—	—	(58,958)	—	—	(58,958)
Issuance of senior notes	—	200,000	—	—	—	200,000
Repayment of senior notes	—	(300,000)	—	—	—	(300,000)
Payment of deferred financing costs	—	(14,683)	—	—	—	(14,683)
Contributions received from parent	—	—	—	1,750	(1,750)	—
Distributions made to parent	—	—	—	(1,486)	1,486	—
Other	891	—	(1,196)	—	—	(305)
Net cash provided by (used in) financing activities	891	(114,683)	(60,154)	264	(264)	(173,946)

Net increase (decrease) in cash and cash equivalents	—	(108,753)	554	(4,144)	—	(112,343)
Cash and cash equivalents at beginning of period	—	226,993	496	4,144	—	231,633
Cash and cash equivalents at the end of period	$—	$118,240	$1,050	$—	$—	$119,290

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Nine Months Ended September 30, 2013
	Parent Guarantor (CPE Inc.)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(2)	$25,345	$128,034	$(8,462)	$—	$144,915

Investing activities
Purchases of property, plant and equipment	—	(3,313)	(32,450)	(3)	—	(35,765)
Cash paid for capitalized interest	—	—	(23,330)	—	—	(23,330)
Investments in marketable securities	—	(46,372)	—	—	—	(46,372)
Maturity and redemption of investments	—	46,067	—	—	—	46,067
Investment in port throughput agreement	—	—	—	—	—	—
Investment in development projects	—	—	(4,087)	—	—	(4,087)
Return of partnership escrow deposit	—	—	—	4,468	—	4,468
Contributions made to subsidiary	—	—	(7,600)	—	7,600	—
Distribution received from subsidiary	—	—	4,468	—	(4,468)	—
Other	—	(28)	118	12	—	102
Net cash provided by (used in) investing activities	—	(3,646)	(62,881)	4,477	3,132	(58,917)

Financing activities
Principal payments of federal coal leases	—	—	(63,191)	—	—	(63,191)
Payment of deferred financing costs	—	—	(865)	—	—	(865)
Contributions received from parent	—	—	—	7,600	(7,600)	—
Distributions made to parent	—	—	—	(4,468)	4,468	—
Other	2	—	(424)	—	—	(422)
Net cash provided by (used in) financing activities	2	—	(64,480)	3,132	(3,132)	(64,478)

Net increase (decrease) in cash and cash equivalents	—	21,699	673	(853)	—	21,520
Cash and cash equivalents at beginning of period	—	195,076	—	2,615	—	197,691
Cash and cash equivalents at the end of period	$—	$216,775	$673	$1,762	$—	$219,211

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

•                  coal-fired power plant capacity, including the impact of climate change or other environmental regulations, energy policies, political dynamics, NGO activities, and other factors that may cause domestic and international electric utilities to continue to phase out or close existing coal-fired power plants, reduce construction of any new coal-fired power plants, or reduce consumption of PRB coal;

•                  market demand for domestic and foreign coal, electricity and steel;

•                  our ability to maintain and grow our logistics revenue and export sales;

•                  railroad, export terminal and other transportation performance, costs and availability, including the availability of sufficient and reliable rail capacity to transport PRB coal and the development of additional export terminal capacity, our ability to access additional capacity on commercially reasonable terms, and the impact of rail and terminal take-or-pay commitments;

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

We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., where we operate three wholly-owned surface coal mines, the Antelope Mine, the Cordero Rojo Mine and the Spring Creek Mine.  We also have two major development projects, the Youngs Creek project and the Crow project.  On September 12, 2014, we completed the sale of our 50% non-operating interest in Decker Coal Company (“Decker”) to an affiliate of Ambre Energy Limited (“Ambre Energy”).  For further information regarding this transaction, please see Note 3 to our notes to unaudited condensed consolidated financial statements in Item 1.

Our Antelope and Cordero Rojo mines are located in Wyoming and our Spring Creek Mine is located in Montana.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  We do not produce any metallurgical coal.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation and steam output.  In 2013, the coal we produced generated approximately 4% of the electricity produced in the U.S.  As of December 31, 2013, we controlled approximately 1.2 billion tons of proven and probable reserves.

In 2012, we acquired the Youngs Creek project.  This project contains substantial undeveloped coal and complementary surface assets in the Northern PRB adjacent to our Spring Creek Mine.  As the Youngs Creek project is an undeveloped surface mine project, we are not yet able to classify these mineral rights as proven and probable reserves.  In 2013, we entered an option to lease agreement and a corresponding exploration agreement with the Crow Tribe of Indians.  This coal project (“Crow project”) is located on the Crow Indian Reservation in southeast Montana, near our Spring Creek Mine and Youngs Creek project.  We are in the process of evaluating the development options for the Youngs Creek project and the Crow project, and believe that their proximity to the Spring Creek Mine represents an opportunity to optimize our mine developments in the Northern PRB.  For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.  Our Spring Creek Mine, the Youngs Creek project and the Crow project are located in the Northern PRB.

Since 2008, we have grown our sales of PRB coal into the Asian export market.  In 2013, our logistics business was the largest U.S. exporter of thermal coal into South Korea.  We continue to seek ways to increase our future export capacity through existing and proposed Pacific Northwest export terminals.  In August 2014, we paid $37.0 million to secure additional committed capacity at the fully-utilized Westshore Terminals Limited Partnership port (“Westshore”), in British Columbia.  As a result, we increased our long-term committed capacity from 2.8 million tons to 6.3 million tons initially and increasing to 7.2 million tons in 2019 and extended the term of our throughput agreement by two years through the end of 2024.  For further information regarding this transaction, please see Note 7 to our notes to unaudited condensed consolidated financial statements in Item 1.

As part of the Decker transaction, we were granted a throughput option for up to 7.7 million tons per year at the proposed Millennium Bulk Terminals coal export facility in Washington State.  The proposed new coal export facility is currently in the permitting stage and is planned to be developed in two phases.  Our option covers up to 3.3 million tons per year of capacity during the first phase of development and an additional 4.4 million tons per year once the second phase capacity is reached.  Our throughput capacity will have an initial term of 10 years, with four renewal options for five-year terms.  Our option is exercisable following the successful completion of the ongoing permit process for the terminal, the timing and outcome of which are uncertain.

We also have a throughput option agreement with SSA Marine, which provides us with an option for up to 17.6 million tons of capacity per year through the planned dry bulk cargo Gateway Pacific Terminal at Cherry Point in Washington State.  Our potential share of capacity will depend upon the ultimate capacity of the terminal and is subject to the terms of the option agreement.  The terminal will accommodate cape size vessels.  Our option is exercisable following the successful completion of the ongoing permit process for the terminal, the timing and outcome of which are uncertain.

Segment Information

We have reportable segments of Owned and Operated Mines; Logistics and Related Activities; and Corporate and Other.

Our Owned and Operated Mines segment is characterized by the predominant focus on thermal coal production where the sale occurs at the mine site and where title and risk of loss pass to the customer at that point.  This segment includes our Antelope Mine, Cordero Rojo Mine, and Spring Creek Mine.  Sales in this segment are primarily to domestic electric utilities; although a portion is made to our Logistics and Related Activities segment.  Sales between reportable segments are based on prevailing market prices.  Our mines utilize surface mining extraction processes and are all located in the PRB.  The gains and losses resulting from our domestic coal futures contracts and WTI collar derivative financial instruments are reported within this segment.

Our Logistics and Related Activities segment is characterized by the services we provide to our international and domestic customers where we deliver coal to the customer at a terminal or the customer’s plant or other delivery point, remote from our mine site.  Services provided include: the purchase of coal from third parties or from our owned and operated mines as well as the contracting and coordination of the transportation and other handling services from third-party operators — typically rail and terminal companies.  Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process.  Title and risk of loss pass to the customer in accordance with the contract and typically occur at a vessel loading terminal, a vessel unloading terminal or an end use facility.  Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment.  The gains and losses resulting from our international coal forward derivative financial instruments are reported within this segment.  Port access contract rights and related amortization are also included in this segment.

Our Corporate and Other segment includes results relating to broker activity, our share of the Decker Mine operations, which was sold on September 12, 2014, and unallocated corporate costs and assets.  All corporate costs, except Board of Directors related expenses, are allocated to the segments based upon their relative percentage of certain financial metrics.

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

The volume of coal that we sell in any given year is driven by global and domestic demand for coal-generated electric power.  Demand for coal-generated electric power may be affected by many factors including weather patterns, natural gas prices, railroad performance, coal-fired generating capacity and utilization, environmental and legal challenges, political and regulatory factors, energy policies, international and domestic economic conditions, and other factors discussed in this Item 2 and in our 2013 Form 10-K.

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

As is common in the PRB, coal seams at our existing mines naturally deepen, resulting in additional overburden to be removed at additional cost.  In line with the worldwide mining industry, we have experienced increased operating costs for mining equipment, diesel fuel and supplies, and employee wages and salaries.  At September 30, 2014, we used costless collars to help manage certain exposures to diesel fuel prices.

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

Current Considerations

Owned and Operated Mines Segment

During the three months ended September 30, 2014, the domestic coal market was negatively impacted by the continued poor performance by the railroads and the very mild summer weather.  Slow shipments have forced some utilities to conserve coal to ensure they have adequate stockpiles going into the winter.  Despite these efforts, stockpiles of PRB coal are at their lowest levels since 2006, which we believe will help prices recover once shipments improve.  For the remainder of this year, we expect our utility customers to continue to focus on ensuring the delivery of their contracted coal.

During the three months ended September 30, 2014, the Cordero Rojo Mine was impacted by a significant rain storm that caused flooding and damage to some equipment, which slowed shipments during the quarter and increased our costs.  We have incurred $3.0 million of insurance deductible costs related to this incident and expect any remaining amounts will be covered by insurance.  The additional one-off costs increased our average cost per ton by approximately $0.14 for the three months ended September 30, 2014.

Several production tax audits currently are in progress related to federal and state taxes including periods back to 2005.  From time to time, we receive audit assessments, which may result in adjustments to our estimates of taxes and related interest and penalties.  During the three months ended September 30, 2014, we revised our estimates and increased our accruals by $7.5 million.  Although minor in comparison to the approximately $2.9 billion that we have paid in production taxes in the last nine years, the $7.5 million increased our average cost per ton sold by approximately $0.35 for the three months ended September 30, 2014.

Logistics and Related Activities Segment

Internationally, growing demand from Asia, including India, China, South Korea, Japan, Taiwan, and Vietnam, is currently being met by increased supply from international projects commissioned several years ago, leading to current weak pricing.  During 2014, we continued to see strong interest in Spring Creek coal in our primary focused markets of South Korea, Japan, and Taiwan as they work to increase generation in the face of growing demand and reduced nuclear generation.  These countries are moving ahead with numerous projects to build additional modern coal-fired generation, which will be designed to consume high-grade subbituminous coal, including our benchmark Spring Creek coal.

Internationally, there have been a number of coal regulatory developments in various Asian countries, including in China.  Although it is difficult to predict the ultimate impact of these new regulations on demand for PRB coal and international pricing, we believe the overall direction of these regulatory developments is positive for higher quality coals and will not diminish the need for coal-fired generation to support growing and developing economies.  While international coal markets are currently oversupplied, we remain optimistic that the addition of new coal-fired generation in Asia, along with tightening regulatory initiatives to focus on higher quality coal supplies, will support longer term pricing and demand for PRB coal.

This anticipated demand growth and improved prices is why in August 2014, we paid $37.0 million to Coal Valley Resources, Inc. (“CVRI”), a recently acquired unit of Westmoreland Coal Company, to terminate its throughput agreement with Westshore.  As a result, we increased our long-term committed capacity at Westshore from 2.8 million tons to 6.3 million tons initially and increasing to 7.2 million tons in 2019 and extended the term of our throughput agreement by two years through the end of 2024.  At current international pricing levels, we are experiencing negative physical Logistics and Related Activities margins on our export sales.  However, we have positive Adjusted EBITDA due to our hedge positions, and we continue to benefit from the margins realized by our Owned and Operated Mines segment.

Corporate and Other Segment

On September 12, 2014, we completed the sale of our 50% non-operating interest in the Decker Mine to Ambre Energy.  Under the terms of the agreement, Ambre Energy acquired our 50% interest in the Decker Mine and related assets and assumed all reclamation and other liabilities, giving Ambre Energy 100% ownership of the Decker Mine.  Ambre Energy also fully replaced our $66.7 million in outstanding reclamation and lease bonds relating to our 50% interest in Decker’s reclamation and lease liabilities.  As we no longer have any ownership interest and all Decker liabilities have been assumed by Ambre Energy, Ambre Energy is now fully responsible for reclamation at the end of the Decker Mine’s life.  As a result, we released the related $72.2 million of asset retirement obligation.

In addition, an affiliate of Ambre Energy granted us an option for up to 7.7 million tons per year of its throughput capacity at the proposed Millennium Bulk Terminals coal export facility.  The proposed new coal export facility at Millennium Bulk Terminals in Washington State, which is owned 62% by an affiliate of Ambre Energy and 38% by Arch Coal, is currently in the permitting stage.  It is planned to be developed in two phases: the first phase is planned to have capacity of 27.6 million tons per year with the second phase taking annual capacity to 48.5 million tons.  Our option covers up to 3.3 million tons per year of Ambre Energy’s share of the first phase and 4.4 million tons per year of its share of the second phase.  Our throughput capacity will have an initial term of 10 years, with four renewal options for five-year terms.

Our option is exercisable following the successful completion of the ongoing permit process for the terminal, which is uncertain.

As a result of this transaction, we recognized a gain on sale, after tax, of the Decker Mine interest of $46.8 million.  For further information, see Note 3 in our notes to unaudited condensed consolidated financial statements in Item 1.

In August 2014, we entered into an acceleration and release agreement with Rio Tinto whereby we agreed to pay $45.0 million to Rio Tinto to terminate the TRA.  This payment settles all future liabilities that would have been owed under the TRA.  At the date of signing, we carried an undiscounted liability of $103.6 million in respect of our estimated future obligations under the TRA and anticipated making cash payments of approximately $14 million each year in 2014 and 2015 and additional payments in subsequent years.

The termination of the TRA resulted in a non-cash gain during the three months ended September 30, 2014 of $58.6 million before tax and $37.1 million after adjustments to the associated deferred tax assets.  We continue to retain the deferred tax assets related to the step up in tax basis as a result of the 2009 IPO and 2010 Secondary Offering transactions.  As such, we now expect to benefit from 100% of the increased tax depreciation.

On September 5, 2014, we entered into the First Amendment to the Credit Agreement (the “Amendment”).  The Amendment adjusted the financial covenants under the Credit Agreement based on EBITDA (as defined in the Credit Agreement).  See “Liquidity and Capital Resources” below for additional information.

2015 Outlook

For 2015, due to lower domestic shipments from previously announced reductions in 8400 Btu production from our Cordero Rojo Mine and the current oversupply of thermal coal in both the domestic and international coal markets leading to weak coal pricing in the short term, 2015 results are expected to be lower than 2014 results.

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

EBITDA represents income (loss) from continuing operations, or net income (loss), as applicable, before (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, (4) amortization, and (5) accretion.  Adjusted EBITDA represents EBITDA as further adjusted for specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are:  (1) adjustments to exclude the updates to the tax agreement liability, including tax impacts of the IPO and Secondary Offering and the termination of the TRA in August 2014, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid, (3) adjustments to exclude the gain from the sale of our 50% non-operating interest in the Decker Mine, and (4) adjustments to exclude a significant broker contract that expired in the first quarter of 2010.

Adjusted EPS represents diluted earnings (loss) per common share attributable to controlling interest, or diluted earnings (loss) per common share attributable to controlling interest from continuing operations, as applicable (“EPS”), adjusted to exclude (i) the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA as described above, and (ii) the cash and non-cash interest expense associated with the early retirement of debt and refinancing transactions.  All items are adjusted at the statutory tax rate of approximately 37%.

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

Our management recognizes that using Adjusted EBITDA and Adjusted EPS as performance measures has inherent limitations as compared to income (loss) from continuing operations, net income (loss), EPS or other U.S. GAAP financial measures, as these non-GAAP measures exclude certain items, including items that are recurring in nature, which may be meaningful to investors.  Adjusted EBITDA excludes interest expense and interest income; however, as we have historically borrowed money in order to finance transactions and operations and have invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and influence our ability to generate revenue and returns for stockholders.  Adjusted EBITDA excludes depreciation and depletion and amortization; however, as we use capital and intangible assets to generate revenue, depreciation, depletion and amortization are necessary elements of our costs and ability to generate revenue.  Adjusted EBITDA also excludes accretion expense; however, as we are legally obligated to pay for costs associated with the reclamation and closure of our mine sites, the periodic accretion expense relating to these reclamation costs is a necessary element of our costs and ability to generate revenue.  Adjusted EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations.  Adjusted EBITDA and Adjusted EPS exclude the tax impacts of the IPO and Secondary Offering; however, this represented our current estimate of payments on the tax agreement liability that we were required to make to Rio Tinto prior to the August 2014 termination of the TRA and changes to the realizability of our deferred tax assets based on changes in our estimated future taxable income.  Adjusted EBITDA and Adjusted EPS exclude fair value mark-to-market gains or losses for derivative financial instruments; however, Adjusted EBITDA and Adjusted EPS include cash amounts received or paid on derivative financial instruments.  Adjusted EBITDA and Adjusted EPS exclude income statement amounts attributable to our significant broker contract that expired in the first quarter of 2010; however, this historically represented a positive contribution to our operating results.  Adjusted EBITDA and Adjusted EPS exclude the gain from the sale of the Decker

Mine; however, the release of the reclamation and other liabilities is a significant benefit to us.  Finally, Adjusted EPS excludes the cash and non-cash interest expense associated with the early retirement of debt and refinancing transactions; however, as we pay for costs associated with financing transactions, the related interest expense is a necessary element of our costs.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Summary

The following table summarizes key results (in millions):

	Three Months Ended
	September 30,		Change
	2014	2013	Amount	Percent
Total tons sold	22.0	24.2	(2.2)	(9.1)
Total revenue	$342.3	$374.8	$(32.5)	(8.7)
Net income (loss)	$91.1	$18.0	$73.1	406.1
Adjusted EBITDA (1)	$45.7	$70.9	$(25.2)	(35.5)
Adjusted EPS (1)	$0.02	$0.34	$(0.32)	(94.1)

(1)                           Non-GAAP measure; please see definition above and reconciliation below.

Adjusted EBITDA and Adjusted EPS

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA, diluted earnings (loss) per common share to Adjusted EPS, and segment Adjusted EBITDA to net income (loss) (in millions, except per share amounts):

Adjusted EBITDA

	Three Months Ended
	September 30,
	2014		2013
Net income (loss)		$91.1		$18.0
Interest income		—		(0.2)
Interest expense		12.7		9.0
Income tax (benefit) expense		40.7		(0.8)
Depreciation and depletion		25.8		26.9
Accretion		3.8		4.0
EBITDA		174.1		57.0
Tax agreement expense (benefit) (1)		(58.6)		10.5
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)(2)	$(0.5)		$0.3
Inclusion of cash amounts received (paid)(3)	5.0		3.2
Total derivative financial instruments		4.5		3.5
Gain on sale of Decker Mine interest		(74.3)		—
Expired significant broker contract		—		—
Adjusted EBITDA		$45.7		$70.9

(1)                                 Changes to related deferred taxes are included in income tax expense.

(2)                                 Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                                 Derivative cash gains and losses reflected within operating cash flows.

Adjusted EPS

	Three Months Ended
	September 30,
	2014		2013
Diluted earnings (loss) per common share		$1.49		$0.29
Tax agreement expense (benefit) including tax impacts of IPO and Secondary Offering		(0.74)		0.01
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)	$(0.01)		$—
Inclusion of cash amounts received (paid)	0.06		0.03
Total derivative financial instruments		0.05		0.03
Refinancing transaction:
Exclusion of cash interest for early retirement of debt	—		—
Exclusion of non-cash interest for deferred finance fee write-off	—		—
Total refinancing transaction		—		—
Gain on sale of Decker Mine interest		(0.78)		—
Expired significant broker contract		—		—
Adjusted EPS		$0.02		$0.34
Weighted-average dilutive shares outstanding (in millions)		61.1		61.2

Adjusted EBITDA by Segment

	Three Months Ended
	September 30,
	2014		2013
Owned and Operated Mines
Adjusted EBITDA		$43.6		$65.9
Depreciation and depletion		(26.0)		(25.0)
Accretion		(2.9)		(2.7)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	$(3.5)		$(0.2)
Inclusion of cash amounts (received) paid	2.9		0.6
Total derivative financial instruments		(0.6)		0.4
Other		0.1		(2.7)
Operating income (loss)		14.2		35.9

Logistics and Related Activities
Adjusted EBITDA		1.4		2.1
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	4.0		(0.1)
Inclusion of cash amounts (received) paid	(8.0)		(3.7)
Total derivative financial instruments		(4.0)		(3.8)
Operating income (loss)		(2.6)		(1.7)

Corporate and Other
Adjusted EBITDA		1.0		3.1
Depreciation and depletion		0.2		(2.0)
Accretion		(0.9)		(1.3)
Gain on sale of Decker Mine interest		74.3		—
Other		(0.1)		—
Operating income (loss)		74.5		(0.2)

Eliminations
Adjusted EBITDA		(0.3)		(0.1)
Operating loss		(0.3)		(0.1)
Consolidated operating income		85.8		33.8
Interest income		—		0.2
Interest expense		(12.7)		(9.0)
Tax agreement (expense) benefit		58.6		(10.5)
Other, net		—		2.7
Income tax (expense) benefit		(40.7)		0.8
Net income (loss)		$91.1		$18.0

Results of Operations

Revenue

The following table presents revenue (in millions except per ton amounts):

	Three Months Ended
	September 30,		Change
	2014	2013	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$13.12	$13.03	$0.09	0.7
Tons sold	21.5	23.1	(1.6)	(6.9)

Coal revenue	$282.6	$301.6	$(19.0)	(6.3)
Other revenue	$3.3	$3.0	$0.3	10.0
Logistics and Related Activities
Total tons delivered	1.6	1.4	0.2	14.3
Asian export tons	1.2	1.3	(0.1)	(7.7)

Revenue	$65.6	$70.2	$(4.6)	(6.6)
Corporate and Other
Revenue	$7.8	$15.7	$(7.9)	(50.3)
Eliminations of Intersegment Sales
Revenue	$(17.0)	$(15.9)	$(1.1)	(6.9)
Total Consolidated
Revenue	$342.3	$374.8	$(32.5)	(8.7)

Revenue from our Owned and Operated Mines segment decreased for the three months ended September 30, 2014 compared to 2013 due to fewer tons sold, partially offset by a slightly higher realized price per ton sold.  Lower shipments for the three months ended September 30, 2014 were primarily due to continued rail service interruptions and flooding at the Cordero Rojo Mine.  The lack of adequate rail service to both our domestic utility customers and our international logistics customers was attributed to over-committed rail resources and intermittent weather-related disruptions.

The volume of Asian deliveries through Westshore decreased in the three months ended September 30, 2014 compared to 2013 due to continued rail service issues on the northwest rail corridor.  Along with weak international market prices for seaborne coal, this resulted in lower revenue from our Logistics and Related Activities segment.  Our Asian delivered sales are priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria.  These indices include the Newcastle benchmark price, which was lower in 2014 compared to 2013.  Based on the comparative quality and transport costs, our delivered sales are generally priced at approximately 60% to 75% of the forward Newcastle price.  The decrease in revenue from our international logistics customers was partially offset by a higher volume of domestic deliveries coordinated in the three months ended September 30, 2014 compared to 2013.

Revenue from our Corporate and Other segment decreased primarily due to lower broker revenue.

Cost of Product Sold

The following table presents cost of product sold (in millions, except per ton amounts):

	Three Months Ended
	September 30,		Change
	2014	2013	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$10.44	$9.78	$0.66	6.7

Cost of product sold (produced coal)	$224.8	$226.3	$(1.5)	(0.7)
Other cost of product sold	3.0	2.7	0.3	11.1
Logistics and Related Activities
Cost of product sold	70.8	70.1	0.7	1.0
Corporate and Other
Cost of product sold	6.6	12.5	(5.9)	(47.2)
Eliminations of Intersegment Sales
Cost of product sold	(16.9)	(15.7)	(1.2)	(7.6)
Total Consolidated
Cost of product sold	$288.3	$296.0	$(7.7)	(2.6)

The cost of product sold for our Owned and Operated Mines segment decreased primarily as a result of fewer tons sold resulting in savings in fuel, explosives, and maintenance costs, partially offset by $3.0 million in insurance deductible costs accrued related to the flooding event at the Cordero Rojo Mine and $7.5 million in additional non-income based taxes accrued in the quarter.  These additional costs impacted the average cost per ton sold by $0.49.  The remaining difference is due to the impact of fewer tons sold on generally fixed costs and higher health benefit costs.

The increase in cost of product sold for our Logistics and Related Activities segment related to the increase in domestic deliveries was almost entirely offset by the reduction in the volume of Asian tons delivered through Westshore in three months ended September 30, 2014 as compared to 2013.

Cost of product sold for our Corporate and Other segment decreased primarily due to the reduction in our broker activity in the three months ended September 30, 2014 as compared to 2013.

Operating Income

The following table presents operating income (in millions):

	Three Months Ended
	September 30,		Change
	2014	2013	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$14.2	$35.9	$(21.7)	(60.4)
Logistics and Related Activities
Operating income (loss)	(2.6)	(1.7)	(0.9)	(52.9)
Corporate and Other
Operating income (loss)	74.5	(0.2)	74.7	*
Eliminations of Intersegment Sales
Operating income (loss)	(0.3)	(0.1)	(0.2)	(200.0)
Total Consolidated
Operating income (loss)	$85.8	$33.8	$52.0	153.8

*                                         Not meaningful

In addition to the revenue and cost of product sold factors previously discussed, operating income for our Owned and Operated Mines segment decreased due to the $3.3 million higher mark-to-market loss related to our domestic coal futures contracts and WTI collars in the three months ended September 30, 2014 as compared to 2013.

The increase in operating loss for our Logistics and Related Activities segment due to the revenue and cost of product sold factors previously discussed was partially offset by a gain of $4.0 million recognized on our international coal forward contracts in the three months ended September 30, 2014 as compared to a loss of $0.1 million in 2013.

Operating income for our Corporate and Other segment increased primarily due to the gain recognized on the sale of the Decker Mine interest, partially offset by the revenue and cost of product sold factors previously discussed.

Other Income (Expense)

The following table presents other expense (in millions):

	Three Months Ended
	September 30,		Change
	2014	2013	Amount	Percent
Other income (expense)	$45.9	$(16.7)	$62.6	374.9

Other income for the three months ended September 30, 2014 as compared to 2013 increased primarily as a result of the adjustment to the tax agreement liability due to the acceleration and release agreement signed with Rio Tinto, which terminated the TRA and resulted in a gain of $58.6 million in the three months ended September 30, 2014 as compared to the tax agreement expense of $10.5 million recognized in 2013.  The gain was partially offset by an increase in interest expense of $3.7 million in the three months ended September 30, 2014 as compared to 2013 due to a reduction of $8.2 million of interest capitalized in the current period, partially offset by lower interest on our senior notes.

Income Tax Provision

The following table presents income tax provision (in millions):

	Three Months Ended
	September 30,		Change
	2014	2013	Amount	Percent
Income tax benefit (expense)	$(40.7)	$0.8	$(41.5)		*
Effective tax rate	30.9%	(4.6)%	35.5		*

*                                         Not meaningful

Our statutory income tax rate, including state income taxes, is approximately 37%. The difference between the statutory income tax rate and our effective tax rate for the three months ended September 30, 2014 and 2013 is due to the release of our deferred tax valuation allowances due to the termination of the TRA and permanent differences between book and tax treatments.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Summary

The following table summarizes key results (in millions):

	Nine Months Ended
	September 30,		Change
	2014	2013	Amount	Percent
Total tons sold	63.7	66.4	(2.7)	(4.1)
Total revenue	$982.3	$1,042.9	$(60.6)	(5.8)
Net income (loss)	$73.3	$38.1	$35.2	92.4
Adjusted EBITDA (1)	$130.3	$156.5	$(26.2)	(16.7)
Adjusted EPS (1)	$(0.08)	$0.43	$(0.51)	(118.6)

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

Adjusted EBITDA and Adjusted EPS

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA, diluted earnings (loss) per common share to Adjusted EPS, and segment Adjusted EBITDA to net income (loss) (in millions, except per share amounts):

Adjusted EBITDA

	Nine Months Ended
	September 30,
	2014		2013
Net income (loss)		$73.3		$38.1
Interest income		(0.2)		(0.3)
Interest expense		64.5		29.8
Income tax (benefit) expense		30.7		10.5
Depreciation and depletion		81.9		75.6
Accretion		12.1		12.2
EBITDA		262.3		165.9
Tax agreement expense (benefit) (1)		(58.6)		10.5
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains) (2)	$(16.1)		$(25.6)
Inclusion of cash amounts received (paid)(3)	16.9		5.7
Total derivative financial instruments		0.8		(19.9)
Gain on sale of Decker Mine interest		(74.3)		—
Expired significant broker contract		—		—
Adjusted EBITDA		$130.3		$156.5

(1)                                 Changes to related deferred taxes are included in income tax expense.

(2)                                 Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                                 Derivative cash gains and losses reflected within operating cash flows.

Adjusted EPS

	Nine Months Ended
	September 30,
	2014		2013
Diluted earnings per common share		$1.20		$0.62
Tax agreement expense including tax impacts of IPO and Secondary Offering		(0.74)		0.01
Derivative financial instruments:
Exclusion of fair value mark-to-market gains	$(0.17)		$(0.27)
Inclusion of cash amounts received	0.17		0.06
Total derivative financial instruments		(0.00)		(0.21)
Refinancing transaction:
Exclusion of cash interest for early retirement of debt	0.15		—
Exclusion of non-cash interest for deferred finance fee write-off	0.08		—
Total refinancing transaction		0.23		—
Gain on sale of Decker Mine interest		(0.78)		—
Expired significant broker contract		—		—
Adjusted EPS		$(0.08)		$0.43
Weighted-average dilutive shares outstanding (in millions)		61.2		61.1

Adjusted EBITDA by Segment

	Nine Months Ended
	September 30,
	2014		2013
Owned and Operated Mines
Adjusted EBITDA		$126.7		$145.8
Depreciation and depletion		(80.8)		(72.2)
Accretion		(8.8)		(8.4)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	$(2.0)		$(0.5)
Inclusion of cash amounts (received) paid	2.0		0.7
Total derivative financial instruments		—		0.2
Other		(0.3)		(2.4)
Operating income (loss)		36.8		63.0

Logistics and Related Activities
Adjusted EBITDA		4.5		6.2
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	18.1		26.1
Inclusion of cash amounts (received) paid	(18.9)		(6.4)
Total derivative financial instruments		(0.8)		19.7
Operating income (loss)		3.7		25.9

Corporate and Other
Adjusted EBITDA		0.6		4.9
Depreciation and depletion		(1.1)		(3.4)
Accretion		(3.3)		(3.8)
Gain on sale of Decker Mine interest		74.3		—
Other		—		(0.8)
Operating income (loss)		70.5		(3.1)

Eliminations
Adjusted EBITDA		(1.5)		(0.4)
Operating loss		(1.5)		(0.4)
Consolidated operating income		109.4		85.5
Interest income		0.2		0.3
Interest expense		(64.5)		(29.8)
Tax agreement (expense) benefit		58.6		(10.5)
Other, net		(0.3)		2.5
Income tax (expense) benefit		(30.7)		(10.5)
Earnings from unconsolidated affiliates, net of tax		0.6		0.6
Net income (loss)		$73.3		$38.1

Results of Operations

Revenue

The following table presents revenue (in millions except per ton amounts):

	Nine Months Ended
	September 30,		Change
	2014	2013	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$13.07	$13.06	$0.01	0.1
Tons sold	62.6	64.3	(1.7)	(2.6)

Coal revenue	$818.0	$839.5	$(21.5)	(2.6)
Other revenue	$9.7	$8.9	$0.8	9.0
Logistics and Related Activities
Total tons delivered	4.0	4.2	(0.2)	(4.8)
Asian export tons	3.2	3.6	(0.4)	(11.1)

Revenue	$178.8	$203.2	$(24.4)	(12.0)
Corporate and Other
Revenue	$20.4	$33.4	$(13.0)	(38.9)
Eliminations of Intersegment Sales
Revenue	$(44.6)	$(42.1)	$(2.5)	(5.9)
Total Consolidated
Revenue	$982.3	$1,042.9	$(60.6)	(5.8)

Revenue from our Owned and Operated Mines segment decreased for the nine months ended September 30, 2014 compared to 2013 due to fewer tons shipped.  Although customer demand has been strong, shipments for the nine months ended September 30, 2014 were lower primarily due to weather, including the flooding event at the Cordero Rojo Mine, and rail service interruptions.  The lack of adequate rail service to both our domestic utility customers and our international logistics customers was attributed to over committed rail resources and intermittent weather-related disruptions.

The volume of Asian deliveries through Westshore decreased in the nine months ended September 30, 2014 compared to 2013 due to rail service issues on the northwest rail corridor.  Along with weak international market prices for seaborne coal, this resulted in lower revenue from our Logistics and Related Activities segment.  Our Asian delivered sales are priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria.  These indices include the Newcastle benchmark price, which is lower in 2014 compared to 2013.  Based on the comparative quality and transport costs, our delivered sales are generally priced at approximately 60% to 75% of the forward Newcastle price.  The decrease in revenue from our international logistics customers was partially offset by a higher volume of domestic deliveries coordinated in the nine months ended September 30, 2014 compared to 2013.

Revenue from our Corporate and Other segment decreased primarily due to lower broker revenue.

Cost of Product Sold

The following table presents cost of product sold (in millions except per ton amounts):

	Nine Months Ended
	September 30,		Change
	2014	2013	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$10.52	$10.29	$0.23	2.2

Cost of product sold (produced coal)	$658.0	$661.9	$(3.9)	(0.6)
Other cost of product sold	8.0	8.0	—	—
Logistics and Related Activities
Cost of product sold	188.4	197.4	(9.0)	(4.6)
Corporate and Other
Cost of product sold	19.2	28.1	(8.9)	(31.7)
Eliminations of Intersegment Sales
Cost of product sold	(43.2)	(41.8)	(1.4)	(3.3)
Total Consolidated
Cost of product sold	$830.4	$853.6	$(23.2)	(2.7)

The cost of product sold for our Owned and Operated Mines segment decreased primarily as a result of lower direct operating costs related to fewer tons sold in the nine months ended September 30, 2014 as compared to 2013 partially offset by $3.0 million in insurance deductible costs related to the flooding event at the Cordero Rojo Mine and $7.5 million in additional non-income based taxes accrued in the quarter.  These additional costs impacted the average cost per ton sold by $0.17.  In addition, we have experienced higher diesel prices compared to 2013.

Cost of product sold for our Logistics and Related Activities segment decreased primarily due to a reduction in the volume of Asian tons delivered through Westshore, partially offset by higher than normal demurrage costs as continued rail interruptions slowed deliveries to Westshore causing delays loading vessels.

Cost of product sold for our Corporate and Other segment decreased primarily due to the lower broker tons sold.

Operating Income

The following table presents operating income (in millions):

	Nine Months Ended
	September 30,		Change
	2014	2013	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$36.8	$63.0	$(26.2)	(41.6)
Logistics and Related Activities
Operating income (loss)	3.7	25.9	(22.2)	(85.7)
Corporate and Other
Operating income (loss)	70.5	(3.1)	73.6	2,374.2
Eliminations of Intersegment Sales
Operating income (loss)	(1.5)	(0.4)	(1.1)	(275.0)
Total Consolidated
Operating income (loss)	$109.4	$85.5	$23.9	28.0

In addition to the revenue and cost of product sold factors previously discussed, operating income for our Owned and Operated Mines segment decreased due to higher depreciation and depletion primarily caused by mining in higher cost lease areas.

In addition to the revenue and cost of product sold factors previously discussed, operating income for our Logistics and Related Activities segment decreased due to lower gains recognized on the mark-to-market impact from our international coal forward contracts as a result of declining international coal market prices.

Operating income for our Corporate and Other segment increased primarily due to the gain recognized on the sale of the Decker Mine interest, partially offset by the revenue and cost of product sold factors previously discussed.

Other Income (Expense)

The following table presents other income (expense) (in millions):

	Nine Months Ended
	September 30,		Change
	2014	2013	Amount	Percent
Other income (expense)	$(6.0)	$(37.5)	$31.5	84.0

Other expense for the nine months ended September 30, 2014 as compared to 2013 decreased primarily as a result of the adjustment to the tax agreement liability due to the acceleration and release agreement signed with Rio Tinto, which terminated the TRA.  This gain was partially offset by a $34.7 million increase in interest expense consisting of $21.5 million related to the early retirement of debt and refinancings and $24.0 million due to less interest capitalized in 2014 as compared to 2013, partially offset by $6.5 million lower interest on our senior notes and $3.9 million lower imputed interest on our federal coal lease obligations.

Income Tax Provision

The following table presents income tax provision (in millions):

	Nine Months Ended
	September 30,		Change
	2014	2013	Amount	Percent
Income tax benefit (expense)	$(30.7)	$(10.5)	$(20.2)	(192.4)
Effective tax rate	29.7%	21.9%	7.8	35.6

Our statutory income tax rate, including state income taxes, is approximately 37%.  Our effective tax rate for the nine months ended September 30, 2014 and 2013 is different due to the release of our deferred tax valuation allowances due to the termination of the TRA and permanent differences between book and tax treatments.

Liquidity and Capital Resources

	September 30,	December 31,
	2014	2013
	(in millions)
Cash and cash equivalents	$119.3	$231.6
Investments in marketable securities	—	80.7
Total	$119.3	$312.3

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations, investments in marketable securities, and borrowing capacity under our revolving credit facility and Accounts Receivable Securitization Facility (“A/R Securitization Program”).  In addition, we organized a capital leasing program that could grow over time from its current balance of $9.4 million up to $150 million for some of our capital equipment purchases subject to the conditions in the master lease agreement.  These programs provide flexibility and liquidity to our capital structure.  For further details on the A/R Securitization Program and credit facility, see below.  For further details on the capital leasing program, see Note 12 to our notes to unaudited condensed consolidated financial statements in Item 1.  Cash from operations depends on a number of factors beyond our control, such as the market price for our coal, revenue for our logistics services, the quantity of coal required by our customers, coal-fired electricity demand, regulatory changes and energy policies impacting our business, our costs of operations including the market price we pay for diesel fuel and other input costs, as well as costs of logistics including rail and port charges, and other risks and uncertainties, including those discussed in Item 1A “Risk Factors” in our 2013 Form 10-K.

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

Certain of our subsidiaries are parties to the A/R Securitization Program.  In January 2013, we formed Cloud Peak Energy Receivables LLC (the “SPE”), a special purpose, bankruptcy-remote wholly-owned subsidiary to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer undivided interests in up to $75 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  At September 30, 2014, the A/R Securitization Program would have allowed for $41 million of borrowing capacity.  There were no borrowings outstanding from the A/R Securitization Program at September 30, 2014.

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

On September 5, 2014, we entered into the First Amendment to the Credit Agreement (the “Amendment”).  The Amendment adjusted the financial covenants under the Credit Agreement, which now require us to maintain (a) a ratio of EBITDA (as defined in the Credit Agreement) to consolidated net cash interest expense equal to or greater than 1.50 to 1 from September 30, 2014 to maturity (reducing this from the prior requirement under the Credit Agreement to maintain a ratio equal to or greater than 2.00 to 1), and (b) a ratio of senior secured funded debt less unrestricted cash and marketable securities (net secured debt) to EBITDA equal to or less than 4.00 to 1 from September 30, 2014 to maturity (increasing this from the prior requirement under the Credit Agreement to maintain a ratio equal to or less than (i) 3.00 to 1 through December 31, 2015, (ii) 2.75 to 1 from January 1, 2016 to December 31, 2016, and (iii) 2.50 to 1 from January 1, 2017 to maturity).  This credit facility and capital leases are considered senior secured funded debt under the covenant calculations whereas federal coal lease obligations, accounts receivable securitizations, and senior notes are not considered senior secured funded debt.

The Credit Agreement replaced our previous $500 million amended and restated credit agreement dated June 3, 2011.  There were no borrowings outstanding under the previous credit facility at the time of replacement or at December 31, 2013.  At the time of replacement, we recorded a charge of $2.2 million in interest expense to write off certain deferred financing costs as certain banks of the syndicate changed.  We recorded $9.7 million of new deferred financing costs related to the Credit Agreement and related Amendment.  The aggregate deferred financing costs are being amortized on a straight-line basis to interest expense over the five-year term of the Credit Agreement.

The Credit Agreement also contains other non-financial covenants, including covenants related to our ability to incur additional debt or take other corporate actions.  The Credit Agreement also contains customary events of default with customary grace periods and thresholds.  Our ability to access the available funds under the credit facility may be prohibited in the event that we do not comply with the covenant requirements or if we default on our obligations under the Credit Agreement.

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

Under the Credit Agreement, the subsidiaries of Cloud Peak Energy Inc. are permitted to make distributions to Cloud Peak Energy Inc. to enable it to pay (i) federal, state and local income and certain other taxes it incurs that are attributable to the business and operations of its subsidiaries and (ii) amounts on the tax agreement liability, which was terminated in August 2014.  In addition, as long as no default under the Credit Agreement exists, the subsidiaries of Cloud Peak Energy Inc. also may make annual distributions to Cloud Peak Energy Inc. to fund dividends or repurchases of Cloud Peak Energy Inc.’s stock and additional distributions in accordance with certain distribution limits in the Credit Agreement.  Finally, the subsidiaries of Cloud Peak Energy Inc. may make loans to Cloud Peak Energy Inc. subject to certain limitations in the Credit Agreement.

As of September 30, 2014, no borrowings or letters of credit were outstanding under the credit facility, and we were in compliance with the covenants contained in the Credit Agreement.  Our aggregate borrowing capacity under the Credit Agreement and the A/R Securitization Program was approximately $541 million at September 30, 2014.

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

The senior notes are jointly and severally guaranteed by Cloud Peak Energy Inc. and all of our existing and future restricted subsidiaries that guarantee our debt under our credit facility.  See Note 12 of our unaudited condensed consolidated financial statements in Item 1.  Substantially all of our current consolidated subsidiaries, excluding Cloud Peak Energy Receivables LLC, are considered to be restricted subsidiaries and guarantee the senior notes.

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

We believe our sources of liquidity will be sufficient to fund our primary ordinary course uses of cash for the next 12 months, which include our costs of coal production and logistics services, coal lease installment payments for LBAs and other coal tracts, capital expenditures, and interest on our debt.

Through September 30, 2014, we made payments of $69.4 million on committed LBAs.  No additional payments are required for the remainder of 2014.  We will continue to explore opportunities to increase our reserve base by acquiring additional coal and surface rights. If we are successful in future bids for coal rights and other growth strategies, our cash flows could be significantly impacted as we would be required to make associated payments.

During the nine months ended September 30, 2014, capital expenditures were $15.9 million, including assets acquired under capital leases.  Our anticipated capital expenditures (excluding capitalized interest and federal lease payments), which we expect will be between $20 million and $30 million in 2014, include our estimates of expenditures necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and the addition of new equipment as necessary.

As a result of amending our agreement with Westshore to increase our committed capacity, we substantially increased our rail and terminal take-or-pay commitments to $688.1 million through 2024, of which $119.0 million relates to 2015.  See Note 14 to our notes to unaudited condensed consolidated financial statements in Item 1.

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

Overview of Cash Transactions

We started 2014 with $312.3 million of unrestricted cash and cash equivalents and investments in marketable securities.  We issued $200 million of 2024 Notes and used the proceeds along with $114 million of cash on hand to repay the $300 million of 2017 Notes.  In addition, we paid $14.7 million in financing costs related to the bond issuance and refinancing the credit facility, $45.0 million to terminate the TRA and $37.1 million for port access rights at Westshore.  After capital expenditures and generating cash from our operating activities, we concluded the nine months ended September 30, 2014 with cash and cash equivalents of $119.3 million.

Cash Flows

	Nine Months Ended
	September 30,		Change
	2014	2013	Amount	Percent
	(dollars in millions)

Beginning balance - cash and cash equivalents	$231.6	$197.7
Net cash provided by (used in) operating activities	42.1	144.9	$(102.8)	(70.9)
Net cash provided by (used in) investing activities	19.5	(58.9)	$78.4	133.1
Net cash provided by (used in) financing activities	(173.9)	(64.5)	$(109.4)		*
Ending balance - cash and cash equivalents	$119.3	$219.2

Beginning balance - marketable securities	$80.7	$80.3	**
Ending balance - marketable securities	$—	$80.6	**

*                                         Not meaningful

**                                  Decrease in marketable securities discussed in investing activities below.

The decrease in cash provided by operating activities for the nine months ended September 30, 2014 as compared to the same period in 2013 was due to a $63.1 million decrease in net income as adjusted for noncash items primarily related to the lower operating income, $14.2 million of additional costs associated with the early retirement of debt and refinancings, and net increase in interest expense due to lower interest capitalized partially offset by lower senior note interest.  In addition, there was a decrease in working capital of $39.7 million in the nine months ended September 30, 2014 as compared to the same period in 2013, primarily caused by the $45.0 million payment made to Rio Tinto to terminate the TRA, partially offset by additional cash received on derivative financial instruments.

The increase in cash provided by investing activities for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily related to the net redemption of investments in marketable securities of $80.7 million and lower purchases of property, plant and equipment and capitalized interest, partially offset by the $37.1 million investment in port access contract rights.

The increase in cash used in financing activities for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due to the net repayment and issuance of senior notes of $100 million and additional deferred financing costs of $13.8 million partially offset by lower principal payments on Federal coal leases.

Global Climate Change

Enactment of currently proposed or future laws or regulations regarding emissions from the combustion of coal by the U.S. or some of its states or by other countries, or other actions to limit such emissions, like the creation of mandatory use requirements for renewable fuel sources, could result in electricity generators further switching from coal to other fuel sources.  Public concern and the political environment may also continue to  materially and adversely impact future coal demand and usage to generate electricity, regardless of applicable legal and regulatory requirements.  Additionally, the creation and issuance of subsidies designed to encourage use of alternative energy sources could decrease the demand of coal as an energy source.  The potential financial impact on us as a result of these factors will depend upon the degree to which electricity generators diminish their reliance on coal as a fuel source as a result thereof.  That, in turn, will depend on a number of factors, including the appeal and design of the subsidies being offered, the specific requirements imposed by any such laws or regulations such as mandating use by utilities of renewable fuel sources, the time periods over which those laws or regulations would be phased in and the state of commercial development and deployment of carbon capture and storage technologies.  In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws or regulations may have on our results of operations, financial condition or cash flows.  See Item 1 “Business—Environmental and Other Regulatory Matters—Global Climate Change” and Item 1A “Risk Factors” of our 2013 Form 10-K for additional discussion regarding how climate change and other environmental regulatory matters may materially adversely impact our business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of results that can be expected for the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K for a discussion of our critical accounting policies and estimates.

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

Commodity Price Risk

Market risk includes the potential for changes in the market value of our coal portfolio.  Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations.  As of September 30, 2014, we had committed to sell approximately 90 million tons during 2014, of which 89 million tons are under fixed-price contracts.  A $1 change to the average coal sales price per ton for these 1 million unpriced tons would result in an approximate $1 million change to coal sales revenue.  In addition, we entered into certain forward financial contracts linked to Newcastle coal prices to help manage our exposure to variability in future international coal prices.  As of September 30, 2014, we held coal forward contracts for approximately 1.0 million tons which will settle between 2014 and 2016, of which 0.5 million tons have been fixed under offsetting contracts.  A $1 change to the market index price per ton for the open coal forward contracts would result in an approximate $0.5 million change to operating income (expense).  As of September 30, 2014, we held domestic coal futures contracts for approximately 2.5 million tons, which will settle between 2014 and 2016.  A $1 change to the market index price per ton for these futures contracts would result in an approximate $2.5 million change to operating income (expense).

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $9.8 million over the next 12 months.  In addition as of September 30, 2014, we used costless collars to manage certain exposures to diesel fuel prices.  As the band of the collar is greater than 10%, it had no impact on this calculation at September 30, 2014.  The terms of the program are disclosed in Note 5 to our notes to unaudited condensed consolidated financial statements in Item 1.  While we would not receive the full benefit of price decreases beyond the collars, the collars mitigate the risk of extreme crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on cash flow.

Interest Rate Risk

Our Credit Agreement and A/R Securitization Program are subject to an adjustable interest rate.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  We had no outstanding borrowings under our credit facility or A/R Securitization Program as of September 30, 2014.  If we borrow funds under the revolving credit facility or A/R Securitization Program, we may be subject to increased sensitivity to interest rate movements.  The $9.4 million of borrowings under the capital lease program are also subject to variable interest rates although any change to the rate would not have a significant impact on cash flow.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to senior management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014, and has concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

Internal Control over Financial Reporting

During the most recent fiscal quarter, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 14 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings, which information is incorporated by reference herein.

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

Item 5.  Other Information.

On July 9, 2014, the Board of Directors of the Company approved and adopted amendments to the Company’s Amended and Restated Bylaws. The amendments:

•                  articulate the Board’s authority to postpone, reschedule, adjourn, recess or cancel a meeting of stockholders that had previously been scheduled by the Board;

•                  articulate the authority of the chairman of the meeting of stockholders to adopt rules and regulations for the conduct of the meeting and to determine whether a matter of business was property brought before the meeting;

•                  clarify that meetings of stockholders need not be held in accordance with parliamentary procedure;

•                  provide how abstentions and broker non-votes will be counted in elections of directors;

•                  clarify the duties of inspectors of election;

•                  provide a time period of not earlier than 120 days nor later than 90 days prior to the first anniversary of the preceding year’s annual meeting during which notice of any stockholder proposed business or nominations must be provided to the Company to create a predictable window for submission of such notices;

•                  provide that a stockholder proposing business or a nomination at an annual or special meeting, or such stockholder’s qualified representative, must appear at the meeting to present such business or nomination;

•                  include certain qualifications and undertakings for directors; and

•                  provide that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for certain legal actions.

The amendments to the Amended and Restated Bylaws include other changes intended to clarify and conform various provisions of the Amended and Restated Bylaws to the General Corporation Law of the State of Delaware.

The foregoing summary of the amendments does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Bylaws.  A copy of the Amended and Restated Bylaws is attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014, and is incorporated herein by reference.

Item 6.  Exhibits.

See Exhibit Index at page 66 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ MICHAEL BARRETT
Date: October 29, 2014		Michael Barrett Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

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

4.7

Fifth Supplemental Indenture, dated as of March 25, 2014, to the Indenture, dated as of November 25, 2009, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., Wilmington Trust Company, as trustee, and Citibank N.A., as securities administrator (incorporated by reference to Exhibit 4.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 25, 2014 (File No. 001-34547))

Other Exhibits

10.1

Agreement, dated August 7, 2014, between Cloud Peak Energy Logistics LLC and Coal Valley Resources, Inc. (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on August 8, 2014 (File No. 001-34547))

10.2

Acceleration and Release Agreement, dated August 19, 2014, between Cloud Peak Energy Inc. and Rio Tinto Energy America Inc. (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on August 20, 2014 (File No. 001-34547))

10.3

First Amendment to Credit Agreement, dated September 5, 2014, between Cloud Peak Energy Resources LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on September 10, 2014 (File No. 001-34547))

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