Form 10-Q
period 2015-03-31
CLOUD PEAK ENERGY INC.
filed 2015-05-01
CIK 1441849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 61,034,412 shares outstanding as of April 22, 2015.

CLOUD PEAK ENERGY INC.

Unless the context indicates otherwise, the terms “Cloud Peak Energy,” the “Company,” “we,” “us,” and “our” refer to Cloud Peak Energy Inc. (“CPE Inc.”) and its subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Revenue	$317,553	$319,066
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization, and accretion, shown separately)	264,317	271,939
Depreciation and depletion	24,536	26,928
Amortization	928	—
Accretion	3,541	4,130
Derivative financial instruments	4,785	(12,734)
Selling, general and administrative expenses	11,249	12,441
Other operating costs	213	238
Total costs and expenses	309,569	302,942

Operating income	7,984	16,124
Other income (expense)
Interest income	49	124
Interest expense	(12,668)	(37,994)
Other, net	(337)	(465)
Total other income (expense)	(12,956)	(38,335)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(4,972)	(22,211)
Income tax benefit (expense)	280	6,490
Earnings from unconsolidated affiliates, net of tax	12	95
Net income (loss)	(4,680)	(15,626)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	313	247
Income tax on postretirement medical plan	(116)	(89)
Other comprehensive income (loss)	197	158
Total comprehensive income (loss)	$(4,483)	$(15,468)
Income (loss) per common share:
Basic	$(0.08)	$(0.26)
Diluted	$(0.08)	$(0.26)
Weighted-average shares outstanding - basic	60,935	60,741
Weighted-average shares outstanding - diluted	60,935	60,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$186,232	$168,745
Accounts receivable	70,192	86,838
Due from related parties	1,520	227
Inventories, net	77,975	79,802
Deferred income taxes	21,670	21,670
Derivative financial instruments	14,875	17,111
Other assets	24,178	9,840
Total current assets	396,642	384,233

Noncurrent assets
Property, plant and equipment, net	1,557,331	1,589,138
Port access contract rights, net	52,852	53,780
Goodwill	35,634	35,634
Deferred income taxes	53,725	56,468
Other assets	47,457	40,665
Total assets	$2,143,641	$2,159,918

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$47,341	$52,035
Royalties and production taxes	132,252	126,212
Accrued expenses	47,888	52,213
Current portion of federal coal lease obligations	63,970	63,970
Other liabilities	1,632	1,632
Total current liabilities	293,083	296,062

Noncurrent liabilities
Senior notes	498,541	498,480
Asset retirement obligations, net of current portion	205,898	216,241
Accumulated postretirement medical benefit obligation, net of current portion	51,992	50,276
Other liabilities	10,699	11,025
Total liabilities	1,060,213	1,072,084
Commitments and Contingencies (Note 12)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 61,509 and 61,434 shares issued and 61,034 and 61,022 outstanding at March 31, 2015 and December 31, 2014, respectively)	610	610
Treasury stock, at cost (475 shares and 432 shares at March 31, 2015 and December 31, 2014, respectively)	(6,490)	(6,243)
Additional paid-in capital	568,346	568,022
Retained earnings	532,064	536,744
Accumulated other comprehensive income (loss)	(11,102)	(11,299)
Total equity	1,083,428	1,087,834
Total liabilities and equity	$2,143,641	$2,159,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(4,680)	$(15,626)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	24,536	26,928
Amortization	928	—
Accretion	3,541	4,130
Earnings from unconsolidated affiliates, net of tax	(12)	(95)
Distributions of income from unconsolidated affiliates	—	1,250
Deferred income taxes	(280)	(6,490)
Equity-based compensation expense	988	1,783
Derivative mark-to-market (gains) losses	4,785	(12,734)
Cash received (paid) on derivative financial instrument settlements	(2,029)	5,270
Non-cash interest expense related to early retirement of debt and refinancings	—	7,338
Other	3,233	2,964
Changes in operating assets and liabilities:
Accounts receivable	16,488	(5,626)
Inventories, net	1,828	(805)
Due to or from related parties	(1,293)	54
Other assets	(5,759)	(6,042)
Accounts payable and accrued expenses	(10,037)	10,788
Asset retirement obligations	(298)	(276)
Net cash provided by (used in) operating activities	31,939	12,811

Investing activities
Purchases of property, plant and equipment	(6,405)	(4,519)
Investments in marketable securities	—	(8,159)
Maturity and redemption of investments	—	88,845
Investment in development projects	(750)	(750)
Payment of restricted cash	(6,500)	—
Other	(75)	201
Net cash provided by (used in) investing activities	(13,730)	75,618

Financing activities
Issuance of senior notes	—	200,000
Repayment of senior notes	—	(300,000)
Payment of deferred financing costs	(314)	(12,100)
Other	(408)	215
Net cash provided by (used in) financing activities	(722)	(111,885)

Net increase (decrease) in cash and cash equivalents	17,487	(23,456)
Cash and cash equivalents at beginning of period	168,745	231,633
Cash and cash equivalents at end of period	$186,232	$208,177

Supplemental cash flow disclosures:
Interest paid	$7,469	$6,358
Income taxes paid (refunded)	$3,972	$(5,970)
Supplemental noncash investing and financing activities:
Capital expenditures included in accounts payable	$1,969	$2,028
Assets acquired under capital leases	$—	$1,209

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

We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., where we operate three 100% owned surface coal mines, the Antelope Mine, the Cordero Rojo Mine, and the Spring Creek Mine.  We also have two development projects, the Youngs Creek project and the Crow project.

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

We continue to develop our sales of PRB coal and delivery services business to Asian export customers.  In 2014, our logistics business was the largest U.S. exporter of thermal coal into South Korea.  Exports at the Westshore Terminals Limited Partnership port (“Westshore”) for 2015 are forecast to be approximately 5.2 million tons, increasing to 6.6 million tons annually in 2016 through 2018, and increasing further to 7.2 million tons annually in 2019 through 2024.  This reflects our previously announced reduction of our export shipments by 0.5 million tons in the second quarter of 2015 and recently reached agreement in principle to reduce our 2015 second half shipments by another 0.5 million tons.  During the three months ended March 31, 2015, we funded an additional $6.5 million escrow account associated with our increased Westshore capacity.  We will continue to work with our rail and port partners to potentially reduce our commitments and corresponding expenses during this period of depressed export prices.

In addition to our committed capacity at Westshore, we hold option contracts to potentially increase our future export capacity through proposed Pacific Northwest export terminals.  We have a throughput option agreement with SSA Marine, which provides us with an option for up to 17.6 million tons of capacity per year through the planned dry bulk cargo Gateway Pacific Terminal at Cherry Point in Washington State.  We also have a throughput option for up to 7.7 million tons per year at the proposed Millennium Bulk Terminals coal export facility in Washington State.  Our options in each of these proposed terminals are exercisable following the successful completion of the ongoing permit process, each of which is currently in the environmental impact statement phase.  The timing and outcome of these permit processes, and therefore the construction of the terminals, are uncertain.

Principles of Consolidation

The interim period unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all footnote disclosures required to be included in annual financial statements by U.S. GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2014 and 2013, and for each of the three years ended December 31, 2014, included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2015, and the results of our operations, comprehensive income, and cash flows for the three months ended March 31, 2015 and 2014, in conformity with U.S. GAAP.  Our results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2015.

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods.  Significant estimates in these condensed consolidated financial statements include: assumptions about the amount and timing of future cash flows and related discount rates used in determining asset retirement obligations (“AROs”) and in testing long-lived assets and goodwill for impairment; the fair value of derivative financial instruments; the calculation of mineral reserves; equity-based compensation expense; workers’ compensation claims; reserves for contingencies and litigation; useful lives of long-lived assets; postretirement employee benefit obligations; the recognition and measurement of income tax benefits and related deferred tax asset valuation allowances; and allowances for inventory obsolescence and net realizable value.  Actual results could differ materially from those estimates.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring entities to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts.  The new guidance is effective for interim and annual periods beginning after December 15, 2016, although on April 1, 2015, the FASB voted to propose a deferral of the effective date of the new revenue standard by one year, but to permit entities to adopt one year earlier if they choose.  We are considering the impact the adoption of ASU 2014-09 may have on our results of operations, financial condition, and cash flows.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), requiring entities to reevaluate whether they should consolidate certain legal entities.  The new guidance is effective for interim and annual periods beginning after December 15, 2015.  We are considering the impact the adoption of ASU 2015-02 may have on our results of operations, financial condition, and cash flows.

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are considering the impact the adoption of ASU 2015-03 may have on our results of operations, financial condition, and cash flows.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Sale of Decker Mine Interest

On September 12, 2014, we completed the sale of our 50% non-operating interest in the Decker Mine to an affiliate of Ambre Energy North America, Inc. (“Ambre Energy”).  Under the terms of the agreement, Ambre Energy acquired our 50% interest in the Decker Mine and related assets and assumed all reclamation and other liabilities, giving Ambre Energy 100% ownership of the Decker Mine.  As a result of this agreement, we recognized a gain on sale of the Decker Mine interest of $74.3 million during the three months ended September 30, 2014.  We reported the results of our 50% interest in the Decker Mine in our Corporate and Other segment.  Results of operations for the Decker Mine included in the unaudited condensed consolidated statements of operations and comprehensive income consists of the following (in thousands):

Three Months Ended
Decker Mine	March 31, 2014
Revenues	$3,965
Costs and expenses	5,972
Operating income (loss)	(2,007)
Other income (expense)	(14)
Income (loss) before income tax provision	$(2,021)

4.  Inventories

Inventories, net, consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Materials and supplies	$77,868	$77,736
Less: Obsolescence allowance	(1,126)	(1,102)
Material and supplies, net	76,742	76,634
Coal inventory	1,232	3,168
Inventories, net	$77,975	$79,802

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

•                  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We had no Level 3 investments as of March 31, 2015 or December 31, 2014.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheets (in thousands):

	Fair Value at March 31, 2015
Description	Level 1	Level 2	Total
Assets
Money market funds (1)	$107,631	$—	$107,631
Derivative financial instruments	$—	$14,875	$14,875
Liabilities
Derivative financial instruments	$—	$4,128	$4,128

	Fair Value at December 31, 2014
Description	Level 1	Level 2	Total
Assets
Money market funds (1)	$98,789	$—	$98,789
Derivative financial instruments	$—	$17,111	$17,111
Liabilities
Derivative financial instruments	$—	$3,608	$3,608

(1)                                 Included in cash and cash equivalents in the condensed consolidated balance sheets along with $78.6 million and $70.0 million of demand deposits at March 31, 2015 and December 31, 2014, respectively.

We did not have any transfers between levels during the three months ended March 31, 2015.  Our policy is to value all transfers between levels using the beginning of period valuation.

6.  Derivative Financial Instruments

Coal Contracts

We use international coal forward contracts linked to forward Newcastle coal prices to help manage our exposure to variability in international coal prices.  We use domestic coal futures contracts referenced to the 8800 Btu coal price sold from the PRB, as quoted on the Chicago Mercantile Exchange (“CME”), to help manage our exposure to market changes in domestic coal prices. At March 31, 2015, we held positions that are expected to settle in the following years (in thousands):

	2015	2016	Total
International Coal Forward Contracts
Notional amount (tons)	344	132	476
Net asset position	$12,408	$6,698	$19,106

Domestic Coal Futures Contracts
Notional amount (tons)	1,440	120	1,560

Amounts due to us or to the CME as a result of changes in the market price of our open domestic coal futures contracts and to fulfill margin requirements are received or paid through our brokerage bank on a daily basis; therefore, there is no asset or liability on the condensed consolidated balance sheets.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WTI Derivatives

We use derivative financial instruments, such as collars and swaps, to help manage our exposure to market changes in diesel fuel prices.  The derivatives are indexed to the West Texas Intermediate (“WTI”) crude oil price as quoted on the New York Mercantile Exchange.  As such, the nature of the derivatives does not directly offset market changes to our diesel costs.

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

Under a swap agreement, if the monthly average index price is higher than the swap price, we receive the difference and if the monthly average index price is lower than the swap price, we pay the difference.  We use the swap agreements to help fix a portion of our diesel costs for 2015 and 2016.

During the three months ended March 31, 2015, we settled a portion of our 2015 call options by either closing out those positions or entering into offsetting call option positions.  We also entered into new 2015 swap positions.  In addition, we entered into new collar arrangements and swap positions for 2016.  At March 31, 2015, we held the following WTI derivative financial instruments:

	Floor		Ceiling		Swaps
Settlement Period	Notional Amount	Weighted- Average per Barrel	Notional Amount	Weighted- Average per Barrel	Notional Amount	Weighted- Average per Barrel
	(barrels in thousands)		(barrels in thousands)		(barrels in thousands)
2015 collar positions (1)	264	$74.14	264	$80.00	—	$—
2015 swap positions (2)	—	—	—	—	255	52.18
2016 collar positions (3)	342	53.94	342	72.88	—	—
2016 swap positions (3)	—	—	—	—	342	63.39
Total	606	$64.80	606	$76.46	597	$58.59

(1)                                 Represents 75% of expected diesel consumption for the second and third quarters of 2015.

(2)                                 Represents 25% of expected diesel consumption for the second and third quarters of 2015 and 100% of expected diesel consumption for the fourth quarter of 2015.

(3)                                 Represents 50% of expected diesel consumption for 2016.

Offsetting and Balance Sheet Presentation

	March 31, 2015
	Gross Amounts of Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
International coal forward contracts	$19,470	$(364)	$(364)	$364	$19,106	$—
WTI derivative financial instruments	—	(8,360)	(4,232)	4,232	(4,232)	(4,128)
Total	$19,470	$(8,724)	$(4,596)	$4,596	$14,875	$(4,128)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Gross Amounts of Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
International coal forward contracts	$20,861	$(129)	$(129)	$129	$20,732	$—
WTI derivative financial instruments	—	(7,228)	(3,620)	3,620	(3,620)	(3,608)
Total	$20,861	$(7,357)	$(3,749)	$3,749	$17,111	$(3,608)

Net amounts of international coal forward contracts and WTI derivative assets are included in the Derivative financial instruments line and net amounts of WTI derivative liabilities are included in Accrued expenses in the condensed consolidated balance sheets.  There were no cash collateral requirements at March 31, 2015 or December 31, 2014.

Derivative Gains and Losses

Derivative mark-to-market (gains) and losses recognized in the condensed consolidated statement of operations and comprehensive income were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
International coal forward contracts	$(1,968)	$(10,592)
Domestic coal futures contracts	3,898	(1,833)
WTI derivative financial instruments	2,855	(309)
Total	$4,785	$(12,734)

See Note 5 for a discussion related to the fair value of derivative financial instruments.

7.  Senior Notes

Senior notes consisted of the following (in thousands):

	March 31, 2015			December 31, 2014
	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
8.50% senior notes due 2019, net of unamortized discount	300,000	298,541	303,750	300,000	298,480	315,000

6.375% senior notes due 2024	200,000	200,000	177,000	200,000	200,000	189,500
Total senior notes	$500,000	$498,541	$480,750	$500,000	$498,480	$504,500

(1)                                 The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Federal Coal Lease Obligations

Federal coal lease obligations consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Federal coal lease obligations, current	$63,970	$63,970
Federal coal lease obligations, noncurrent	—	—
Total federal coal lease obligations	$63,970	$63,970

Our federal coal lease obligations, as reflected in the condensed consolidated balance sheets, consist of discounted obligations payable to the Bureau of Land Management of the U.S. Department of the Interior (the “BLM”) discounted at an imputed interest rate.  Imputed interest is included in accrued expenses.  We have no further committed LBA payments after 2015.

As of March 31, 2015, we have the following federal coal lease payments (dollars in thousands):

			March 31, 2015		December 31, 2014
	Annual	Imputed	Carrying	Fair	Carrying	Fair
Payment Dates	Payment	Interest Rate	Value	Value (1)	Value	Value (1)
July 1, 2015	$59,545	8.50%	54,880	59,246	54,880	58,976
September 1, 2015	$9,862	8.50%	9,090	9,780	9,090	9,736
			$63,970	$69,026	$63,970	$68,712

(1)                                 The fair value of estimates for federal coal lease obligations was determined by discounting the remaining lease payments using the then current estimate of the credit-adjusted, risk-free rate based on our then current credit rating, which is considered Level 2 in the fair value hierarchy.

9.  Asset Retirement Obligations

Changes in the carrying amount of our asset retirement obligations were as follows (in thousands):

	2015	2014
Balance at January 1,	$217,312	$247,329
Accretion expense	3,541	4,130
Revisions to estimated future reclamation cash flows	(13,586)	(3,410)
Payments	(298)	(276)
Balance at March 31,	206,969	247,773
Less: current portion	(1,071)	(1,118)
Asset retirement obligation, net of current portion	$205,898	$246,655

Revisions to estimated future reclamation cash flows reflect our regular updates to our estimated costs of closure activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages, the timing of the reclamation activities, and third-party unit costs as of March 31, 2015 and 2014.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  Other Obligations

Capital Equipment Lease Obligations

From time to time, we enter into capital leases on equipment under various lease schedules, which are subject to a master lease agreement, and are pre-payable at our option.  Interest on the leases is based on the one-month London Interbank Offered Rate (“LIBOR”) plus 1.95% for a current rate of 2.13% as of March 31, 2015.  The gross value of property, plant and equipment under capital leases was $11.4 million as of March 31, 2015 and related primarily to mining equipment. The accumulated depreciation for these items was $2.2 million at March 31, 2015, and changes thereto have been included in Depreciation and depletion in the condensed consolidated statements of operations.  Due to the variable nature of the imputed interest, fair value is equal to carrying value.

Future payments on capital equipment lease obligations are as follows (in thousands):

Year Ended December 31,
2015	$1,354
2016	1,774
2017	1,740
2018	1,705
2019	1,670
Thereafter	879
Total	9,122
Less: interest	493
Total principal payments	8,629
Less: current portion	1,633
Capital equipment lease obligations, net of current portion	$6,996

Accounts Receivable Securitization

On February 11, 2013, we executed an Accounts Receivable Securitization Facility (“A/R Securitization Program”) with a committed capacity of up to $75.0 million, which was due to expire on February 11, 2015.  On January 23, 2015, we entered into an agreement extending the term of the A/R Securitization Program until January 23, 2018.  All other terms of the program have remained substantially the same.  Certain of our subsidiaries are parties to the A/R Securitization Program.  In January 2013, we formed Cloud Peak Energy Receivables LLC (the “SPE”), a special purpose, bankruptcy-remote 100% owned subsidiary, to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties) and then transfer undivided interests in up to $75.0 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  At March 31, 2015, the A/R Securitization Program would have allowed for $39.9 million of borrowing capacity.  There were no borrowings outstanding from the A/R Securitization Program at March 31, 2015.  The SPE is consolidated into our financial statements.

Credit Facility

On February 21, 2014, Cloud Peak Energy Resources LLC entered into a five-year Credit Agreement with PNC Bank, National Association, as administrative agent, and a syndicate of lenders, which was amended on September 5, 2014 (as amended, the “Credit Agreement”).  The Credit Agreement provides us with a senior secured revolving credit facility with a capacity of up to $500 million that can be used to borrow funds or issue letters of credit.  The borrowing capacity under the Credit Agreement is reduced by the amount of letters of credit issued, which may be up to $250 million. Subject to the satisfaction of certain conditions, we may elect to increase the size of the revolving credit facility and/or request the

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

addition of one or more new tranches of term loans in an amount up to the greater of (i) $200 million or (ii) our EBITDA (which is defined in the Credit Agreement) for the preceding four fiscal quarters.  The Credit Agreement provides for the designation of a foreign restricted subsidiary as a borrower, subject to certain conditions and approvals.

The financial covenants under the Credit Agreement require us to maintain (a) a ratio of EBITDA (as defined in the Credit Agreement) for the preceding four fiscal quarters to consolidated net cash interest expense equal to or greater than 1.50 to 1 and (b) a ratio of secured funded debt less unrestricted cash and marketable securities (net secured debt) to EBITDA for the preceding four fiscal quarters equal to or less than 4.00 to 1.  This credit facility and capital leases are considered secured funded debt under the covenant calculations whereas federal coal lease obligations, accounts receivable securitizations, and senior notes are not considered secured funded debt.  The Credit Agreement also contains other non-financial covenants, including covenants related to our ability to incur additional debt or take other corporate actions.  The Credit Agreement also contains customary events of default with customary grace periods and thresholds.  Our ability to access the available funds under the credit facility may be prohibited in the event that we do not comply with the covenant requirements or if we default on our obligations under the Credit Agreement.

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

As of March 31, 2015, no borrowings or letters of credit were outstanding under the credit facility, and we were in compliance with the covenants contained in the Credit Agreement.  Our aggregate borrowing capacity under the Credit Agreement and the A/R Securitization Program was approximately $539.9 million at March 31, 2015.

11.  Interest Expense

Interest expense consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Senior notes	$9,563	$12,015
Credit facility unutilized fee	735	661
Federal coal lease obligations imputed interest	1,359	2,612
Amortization of deferred financing costs and original issue discount	1,064	1,137
Other	47	75
Subtotal	12,768	16,500
Premium on early retirement of debt	—	13,837
Write-off of deferred financing costs and original issue discount	—	7,338
Other	—	348
Total cost of early retirement of debt and refinancings	—	21,522
Total interest expense	12,768	38,022
Less interest capitalized	(100)	(28)
Net interest expense	$12,668	$37,994

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  Commitments and Contingencies

Commitments

Purchase Commitments

We had outstanding purchase commitments consisting of the following (in thousands):

	March 31,	December 31,
	2015	2014
Capital Commitments
Equipment	$30,973	$11,751
Land	23,678	24,663

Supplies and Services
Coal purchase commitments	$2,589	$2,592
Transportation agreements	673,644	691,530
Materials and supplies	11,237	12,185

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Current Schedule— On October 28, 2014, the Court consolidated the WildEarth and Northern Plains cases and set a briefing schedule for resolution of all of WildEarth’s and Northern Plains’ claims through motions for summary judgment.  Plaintiffs filed their opening briefs on December 8, 2014, and under a revised schedule, briefing by all parties is scheduled to be completed by May 7, 2015.  Cloud Peak Energy believes WildEarth’s challenge and the related Northern Plains’ challenge against OSM are without merit.

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

Current Schedule.  WildEarth filed its Statement of Reasons (opening brief) on October 6, 2014, and PRBRC filed its Statement of Reasons on October 10, 2014.  BLM filed its Answer (opposition brief) on January 12, 2015 and moved for the two appeals to be consolidated.  Antelope Coal and State of Wyoming filed their respective Answers on January 20, 2015.  Briefing has been completed in both appeals. Cloud Peak Energy believes the WildEarth and PRBRC appeals challenging BLM’s West Antelope II South lease modification decision are without merit.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Several non-income based production tax audits related to federal and state royalties and severance taxes, including periods back to 2005, are currently in progress.  The financial statements reflect our best estimate of taxes and related interest and penalties due for potential adjustments that may result from the resolution of such tax audits.  From time to time, we receive audit assessments and engage in settlement discussions with applicable tax authorities, which may result in adjustments to our estimates of taxes and related interest and penalties.

Concentrations of Risk and Major Customers

For the three months ended March 31, 2015 and 2014, there was no single customer that represented 10% or more of consolidated revenue.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  The credit risk is controlled through credit approvals and monitoring procedures.

Guarantees and Off-Balance Sheet Risk

In the normal course of business, we are party to guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds and indemnities, which are not reflected on the consolidated balance sheet.  In our past experience, virtually no claims have been made against these financial instruments.  Management does not expect any material losses to result from these guarantees or off-balance sheet instruments.

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  Prior to 2014, the method we used to meet these reclamation obligations and to secure coal lease obligations was to provide a third-party surety bond, typically through an insurance company, or provide a letter of credit, typically through a bank.  In 2014, we were granted approval from the state of Wyoming to self-bond $200 million of our reclamation obligations within the state, subject to annual renewal requirements.  We received approval to continue self-bonding on April 14, 2015.  Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  As of March 31, 2015, we were self-bonded for $200 million and had $443.4 million of surety bonds outstanding to secure certain of our obligations to reclaim lands used for mining, secure coal lease obligations, and for other operating requirements.

13.  Postretirement Medical Plan

We maintain an unfunded postretirement medical plan to provide certain postretirement medical benefits to eligible employees.  Net periodic postretirement benefit costs included the following components (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Service cost	$1,229	$1,038
Interest cost	482	464
Amortization of prior service cost	313	247
Net periodic benefit cost	$2,024	$1,749

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  Income Taxes

Our income before income tax provision and earnings from unconsolidated affiliates is earned solely in the U.S.  The following table summarizes income taxes (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014
Income tax benefit (expense)	$280	$6,490
Effective tax rate	5.6%	29.2%

Our statutory income tax rate, including state income taxes, is 37%.  The difference between the statutory income tax rate and our effective tax rate for the three months ended March 31, 2015 is due primarily to the impact of the lower equity-based compensation tax deduction for shares that vested during the period.

15.  Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
	Post- retirement Medical Plan	Post- retirement Medical Plan	Decker Defined Benefit Pension	Total
Beginning balance, January 1	$(11,299)	$(6,517)	$(3,763)	$(10,279)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	197	158	—	158
Net current period other comprehensive income (loss)	197	158	—	158
Ending balance, March 31	$(11,102)	$(6,359)	$(3,763)	$(10,121)

The reclassifications out of AOCI are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Postretirement Medical Plan (1)
Amortization of prior service costs included in cost of product sold (2)	$264	$209
Amortization of prior service costs included in selling, general and administrative expenses (2)	49	38
Total before tax	313	247
Tax benefit	(116)	(89)
Amounts reclassified from accumulated other comprehensive income (loss)	$197	$158

(1)                                 See Note 13 for the components of our net periodic postretirement benefit costs.

(2)                                 Presented on the condensed consolidated statements of operations and comprehensive income.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.  Earnings (Loss) per Share

Dilutive potential shares of common stock may include restricted stock and units, options, and performance units issued under our Long Term Incentive Plan (“LTIP”).  We apply the treasury stock method to determine dilution from restricted stock and units, options, and performance units.

The following table summarizes the calculation of diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Numerator for calculation of diluted earnings (loss) per share:
Net income (loss)	$(4,680)	$(15,626)
Denominator for basic income (loss) per share — weighted-average shares outstanding	60,935	60,741
Dilutive effect of stock equivalents	—	—
Denominator for diluted earnings (loss) per share	60,935	60,741
Diluted earnings (loss) per share	$(0.08)	$(0.26)

For the periods presented, the following items were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Anti-dilutive stock equivalents	2,146	1,384

17.  Segment Information

We have reportable segments of Owned and Operated Mines, Logistics and Related Activities, and Corporate and Other.

Our Owned and Operated Mines segment is characterized by the predominant focus on thermal coal production where the sale occurs at the mine site and where title and risk of loss pass to the customer at that point.  This segment includes our Antelope Mine, Cordero Rojo Mine, and Spring Creek Mine.  Sales in this segment are primarily to domestic electric utilities, although a portion is made to our Logistics and Related Activities segment.  Sales between reportable segments are based on prevailing market prices for arm’s length transactions.  Our mines utilize surface mining extraction processes and are all located in the PRB.  The gains and losses resulting from our domestic coal futures contracts and WTI derivative financial instruments are reported within this segment.

Our Logistics and Related Activities segment is characterized by the services we provide to our international and certain of our domestic customers where we deliver coal to the customer at a terminal or the customer’s plant or other delivery point, remote from our mine site.  Services provided include the purchase of coal from third parties or from our Owned and Operated Mines segment, at market prices, as well as the contracting and coordination of the transportation and other handling services from third-party operators, which are typically rail and terminal companies.  Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process.  Title and risk of loss pass to the customer in accordance with the contract and typically occur at a vessel loading terminal, a vessel unloading terminal or an end use facility.  Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment.  The gains and losses resulting from our international coal forward derivative financial

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

instruments are reported within this segment.  Port access contract rights and related amortization are also included in this segment.

Our Corporate and Other segment includes results relating to broker activity, our previous share of the Decker Mine operations (which was sold in September 2014), and unallocated corporate costs and assets.  All corporate costs, except Board of Directors related expenses, are allocated to the segments based upon their relative percentage of certain financial metrics.

Eliminations represent the purchase and sale of coal between reportable segments and the associated elimination of intercompany profit or loss in inventory.

Our chief operating decision maker uses Adjusted EBITDA as the primary measure of segment reporting performance.  EBITDA represents income (loss) from continuing operations, or net income (loss), as applicable, before: (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, and (4) amortization.  Adjusted EBITDA represents EBITDA as further adjusted for accretion, which represents non-cash increases in asset retirement obligation liabilities resulting from the passage of time, and specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are:  (1) adjustments to exclude the updates to the tax agreement liability, including tax impacts of the IPO and Secondary Offering and the termination of the Tax Receivable Agreement in August 2014, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid, and (3) adjustments to exclude the gain from the sale of our 50% non-operating interest in the Decker Mine.

Revenue

The following table presents revenue (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Owned and Operated Mines	$261,799	$269,599
Logistics and Related Activities	69,439	58,514
Corporate and Other	5,231	4,373
Eliminations of intersegment sales	(18,917)	(13,420)
Consolidated revenue	$317,553	$319,066

The following table presents revenue from external customers by geographic region (in thousands):

	Three Months Ended
	March 31,
	2015	2014
United States	$258,134	$267,230
South Korea	50,011	50,943
Other	9,408	893
Total revenue from external customers	$317,553	$319,066

We attribute revenue to individual countries based on the location of the physical delivery of the coal.  All of our revenue for the three months ended March 31, 2015 and 2014 originated in the U.S.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Adjusted EBITDA

The following table reconciles segment Adjusted EBITDA to net income (loss) (in thousands):

	Three Months Ended March 31,
	2015		2014
Adjusted EBITDA
Owned and Operated Mines		$44,296		$41,196
Logistics and Related Activities		(8,338)		371
Corporate and Other		4,119		(1,868)
Subtotal reportable segments		40,077		39,699
Eliminations		(656)		(351)
Interest expense, net		(12,619)		(37,870)
Depreciation and depletion		(24,536)		(26,928)
Amortization		(928)		—
Accretion		(3,541)		(4,130)
Income tax benefit (expense)		280		6,490
Tax agreement (expense) benefit (1)		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses) (2)	$(4,785)		$12,734
Inclusion of cash amounts (received) paid (3) (4)	2,029		(5,270)
Total derivative financial instruments		(2,756)		7,464
Gain on sale of Decker Mine interest		—		—
Net income (loss)		$(4,680)		$(15,626)

(1) Changes to related deferred taxes are included in income tax expense.
(2) Fair value mark-to-market (gains) losses reflected on the statement of operations.
(3) Cash gains and losses reflected within operating cash flows.
(4) Excludes premiums paid in prior periods for contracts settled during the period	$1,984	$—

Total Assets

The following table presents total assets (in thousands):

	March 31,	December 31,
	2015	2014
Owned and Operated Mines	$1,680,946	$1,704,267
Logistics and Related Activities	100,205	92,347
Corporate and Other	362,572	363,611
Eliminations	(82)	(307)
Consolidated assets	$2,143,641	$2,159,918

As of March 31, 2015 and December 31, 2014, all of our long-lived assets were located in the U.S.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capital Expenditures

The following table presents purchases of property, plant and equipment, investment in development projects, port access contract rights, and assets acquired under capital leases (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Owned and Operated Mines	$6,452	$5,645
Logistics and Related Activities	—	—
Corporate and Other	703	833
Consolidated	$7,155	$6,478

18.  Equity-Based Compensation

Our LTIP permits awards to our employees and eligible non-employee directors, which we generally grant in the first quarter of each year.  The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.  In May 2011, the stockholders approved increasing the pool of shares of CPE Inc.’s common stock authorized for issuance in connection with equity-based awards under the LTIP from 3.4 million shares to 5.5 million shares.  As of March 31, 2015, approximately 1.6 million shares were available for grant, depending on the actual performance and vesting of then-outstanding awards.

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

A summary of restricted stock award activity is as follows (in thousands):

	Number	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested shares at January 1, 2015	407	$18.14
Granted	460	8.05
Forfeited	(24)	18.34
Vested	(102)	17.00
Non-vested shares at March 31, 2015	741	$12.03

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015, unrecognized compensation cost related to restricted stock awards was $5.4 million, which will be recognized over a weighted-average period of 2.4 years prior to vesting.

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

A summary of performance-based share unit award activity is as follows (in thousands):

	Number	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested units at January 1, 2015	497	$21.84
Granted	601	9.66
Forfeited	(47)	22.73
Vested	(97)	17.61
Non-vested units at March 31, 2015	954	$14.56

The assumptions used to estimate the fair value of the performance-based share units granted on March 2, 2015 are as follows:

Risk-free interest rate	1.0%
Expected volatility	37.7%
Term	2.8 years
Fair value (per share)	$9.66

19.  Supplemental Guarantor/Non-Guarantor Financial Information

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following historical financial statement information is provided for CPE Inc. and the Guarantor/Non-Guarantor Subsidiaries:

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended March 31, 2015
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$2,120	$—	$317,553	$—	$(2,120)	317,553
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization, and accretion, shown separately)	—	8	264,309	—	—	264,317
Depreciation and depletion	—	647	23,889	—	—	24,536
Amortization	—	—	928	—	—	928
Accretion	—	—	3,541	—	—	3,541
Derivative financial instruments	—	—	4,785	—	—	4,785
Selling, general and administrative expenses	2,120	288	10,961	—	(2,120)	11,249
Other operating costs	—	—	213	—	—	213
Total costs and expenses	2,120	943	308,626	—	(2,120)	309,569
Operating income (loss)	—	(943)	8,927	—	—	7,984
Other income (expense)
Interest income	—	49	—	—	—	49
Interest expense	—	(11,102)	(1,481)	(85)	—	(12,668)
Other, net	—	(87)	(337)	87	—	(337)
Total other income (expense)	—	(11,140)	(1,818)	2	—	(12,956)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	—	(12,083)	7,109	2	—	(4,972)
Income tax benefit (expense)	—	679	(399)	—	—	280
Earnings from unconsolidated affiliates, net of tax	—	(1)	13	—	—	12
Earnings (losses) from consolidated affiliates, net of tax	(4,680)	6,725	2	—	(2,047)	—
Net income (loss)	(4,680)	(4,680)	6,725	2	(2,047)	(4,680)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	313	313	313	—	(626)	313
Income tax on postretirement medical plan adjustments	(116)	(116)	(116)	—	232	(116)
Other comprehensive income (loss)	197	197	197	—	(394)	197
Total comprehensive income (loss)	$(4,483)	$(4,483)	$6,922	$2	$(2,441)	$(4,483)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended March 31, 2014
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$1,900	$—	$315,101	$3,965	$(1,900)	319,066
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization, and accretion, shown separately)	—	169	266,596	5,174	—	271,939
Depreciation and depletion	—	757	26,389	(218)	—	26,928
Accretion	—	—	3,114	1,016	—	4,130
Derivative financial instruments	—	—	(12,734)	—	—	(12,734)
Selling, general and administrative expenses	1,900	198	12,243	—	(1,900)	12,441
Other operating costs	—	45	193	—	—	238
Total costs and expenses	1,900	1,169	295,801	5,972	(1,900)	302,942
Operating income (loss)	—	(1,169)	19,300	(2,007)	—	16,124
Other income (expense)
Interest income	—	124	—	—	—	124
Interest expense	—	(35,116)	(2,779)	(99)	—	(37,994)
Other, net	—	(664)	113	87	—	(465)
Total other income (expense)	—	(35,656)	(2,666)	(12)	—	(38,335)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	—	(36,825)	16,634	(2,019)	—	(22,211)
Income tax benefit (expense)	—	9,129	(3,291)	652	—	6,490
Earnings from unconsolidated affiliates, net of tax	—	(16)	110	—	—	95
Earnings (losses) from consolidated affiliates, net of tax	(15,626)	12,086	(1,367)	—	4,907	—
Net income (loss)	(15,626)	(15,626)	12,086	(1,367)	4,907	(15,626)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	247	247	247	—	(494)	247
Income tax on postretirement medical plan and pension adjustments	(89)	(89)	(89)	—	178	(89)
Other comprehensive income (loss)	158	158	158	—	(316)	158
Total comprehensive income (loss)	$(15,468)	$(15,468)	$12,244	$(1,367)	$4,591	$(15,468)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	March 31, 2015
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$184,631	$1,601	$—	$—	$186,232
Accounts receivable	—	—	16,740	53,452	—	70,192
Due from related parties	—	—	615,939	—	(614,419)	1,520
Inventories, net	—	6,570	71,405	—	—	77,975
Deferred income taxes	—	—	21,715	—	(45)	21,670
Derivative financial instruments	—	—	14,875	—	—	14,875
Other assets	4,112	64	20,002	—	—	24,178
Total current assets	4,112	191,265	762,277	53,452	(614,464)	396,642
Noncurrent assets
Property, plant and equipment, net	—	5,836	1,551,495	—	—	1,557,331
Port access contract rights, net	—	—	52,852	—	—	52,852
Goodwill	—	—	35,634	—	—	35,634
Deferred income taxes	—	34,606	19,534	—	(415)	53,725
Other assets	1,103,618	1,925,595	34,266	—	(3,016,022)	47,457
Total assets	$1,107,730	$2,157,302	$2,456,058	$53,452	$(3,630,901)	$2,143,641

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$33	$2,825	$44,457	$26	$—	$47,341
Royalties and production taxes	—	—	132,252	—	—	132,252
Accrued expenses	938	7,969	38,980	—	—	47,888
Due to related parties	22,916	544,351	—	47,152	(614,419)	—
Current portion of federal coal lease obligations	—	—	63,970	—	—	63,970
Other liabilities	—	45	1,632	—	(45)	1,632
Total current liabilities	23,887	555,190	281,291	47,178	(614,464)	293,083
Noncurrent liabilities
Senior notes	—	498,541	—	—	—	498,541
Asset retirement obligations, net of current portion	—	—	205,898	—	—	205,898
Deferred income taxes	415	—	—	—	(415)	—
Accumulated postretirement medical benefit obligation, net of current portion	—	—	51,992	—	—	51,992
Other liabilities	—	—	10,699	—	—	10,699
Total liabilities	24,302	1,053,731	549,880	47,178	(614,879)	1,060,213
Commitments and Contingencies (Note 12)
Total equity	1,083,428	1,103,571	1,906,178	6,274	(3,016,022)	1,083,428
Total liabilities and equity	$1,107,730	$2,157,302	$2,456,058	$53,452	$(3,630,901)	$2,143,641

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	December 31, 2014
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$167,532	$1,213	$—	$—	$168,745
Accounts receivable	—	—	14,161	72,676	—	86,838
Due from related parties	—	—	601,540	—	(601,313)	227
Inventories, net	—	6,700	73,103	—	—	79,802
Deferred income taxes	—	—	21,716	—	(46)	21,670
Derivative financial instruments	—	—	17,111	—	—	17,111
Other assets	292	6	9,541	—	—	9,840
Total current assets	292	174,238	738,385	72,676	(601,359)	384,233
Noncurrent assets
Property, plant and equipment, net	—	6,167	1,582,971	—	—	1,589,138
Port access contract rights, net	—	—	53,780	—	—	53,780
Goodwill	—	—	35,634	—	—	35,634
Deferred income taxes	—	33,926	22,542	—	—	56,468
Other assets	1,108,101	1,919,464	26,543	—	(3,013,443)	40,665
Total assets	$1,108,393	$2,133,795	$2,459,855	$72,676	$(3,614,802)	$2,159,918

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$—	$1,287	$50,679	$68	$—	$52,035
Royalties and production taxes	—	—	126,212	—	—	126,212
Accrued expenses	6,194	5,318	40,701	—	—	52,213
Due to related parties	14,365	520,611	—	66,337	(601,313)	—
Current portion of federal coal lease obligations	—	—	63,970	—	—	63,970
Other liabilities	—	46	1,632	—	(46)	1,632
Total current liabilities	20,559	527,262	283,194	66,405	(601,359)	296,062
Noncurrent liabilities
Senior notes	—	498,480	—	—	—	498,480
Asset retirement obligations, net of current portion	—	—	216,241	—	—	216,241
Accumulated postretirement medical benefit obligation, net of current portion	—	—	50,276	—	—	50,276
Other liabilities	—	—	11,025	—	—	11,025
Total liabilities	20,559	1,025,742	560,736	66,405	(601,359)	1,072,084
Commitments and Contingencies (Note 12)
Total equity	1,087,834	1,108,053	1,899,119	6,271	(3,013,443)	1,087,834
Total liabilities and equity	$1,108,393	$2,133,795	$2,459,855	$72,676	$(3,614,802)	$2,159,918

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Three Months Ended March 31, 2015
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$17,804	$14,134	$—	$—	$31,939

Investing activities
Purchases of property, plant and equipment	—	(703)	(5,701)	—	—	(6,405)
Investments in marketable securities	—	—	—	—	—	—
Maturity and redemption of investments	—	—	—	—	—	—
Investment in development projects	—	—	(750)	—	—	(750)
Payment of restricted cash	—	—	(6,500)	—	—	(6,500)
Other	—	—	(75)	—	—	(75)
Net cash provided by (used in) investing activities	—	(703)	(13,026)	—	—	(13,730)

Financing activities
Payment of deferred financing costs	—	(2)	(312)	—	—	(314)
Other	—	—	(408)	—	—	(408)
Net cash provided by (used in) financing activities	—	(2)	(720)	—	—	(722)

Net increase (decrease) in cash and cash equivalents	—	17,099	388	—	—	17,487
Cash and cash equivalents at beginning of period	—	167,532	1,213	—	—	168,745
Cash and cash equivalents at the end of period	$—	$184,631	$1,601	$—	$—	$186,232

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words.  You should read statements that contain these words carefully because they discuss our current plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters.  While we believe that these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate.  Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions.  The factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (our “2014 Form 10-K”), as well as any cautionary language in this report, describe the known material risks, uncertainties, and events that may cause our actual results to differ materially and adversely from the expectations we describe in our forward-looking statements.  Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them.  You are cautioned not to place undue reliance on the forward-looking statements contained herein.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.  The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

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

•                  competition with natural gas and other non-coal energy resources, which may be increased as a result of energy and tax policies, regulations and subsidies or other government incentives that encourage or mandate the use of alternative energy sources;

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

•                  the impact of current and future environmental, health, safety and other laws, regulations, treaties or governmental policies, or changes in interpretations thereof, and third-party regulatory challenges, including those affecting our coal mining operations (such as the potential listing of the greater sage-grouse as a threatened or endangered species) or our customers’ coal usage, carbon and other gaseous emissions or ash handling, or the logistics, transportation, or terminal industries, as well as related costs and liabilities;

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

•                  our liquidity, results of operations, and financial condition generally, including amounts of working capital that are available; and

•                  other factors, including those discussed in Item 1A of our 2014 Form 10-K.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note

This Item 2 may contain forward-looking statements that involve substantial risks and uncertainties.  When considering these forward-looking statements you should keep in mind the cautionary statements in this report and our other Securities and Exchange Commission (“SEC”) filings, including Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).  Please see “Cautionary Notice Regarding Forward-Looking Statements” elsewhere in this document.

This Item 2 is intended to help the reader understand our results of operations and financial condition.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements in Item 1 of this report and our other SEC filings, including our audited consolidated financial statements in Item 8 of our 2014 Form 10-K.

Overview

We are one of the largest producers of coal in the United States of America (“U.S.”) and the Powder River Basin (“PRB”), based on our 2014 coal sales.  We operate some of the safest mines in the coal industry.  According to the most current MSHA data, we have one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.

We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., where we operate three 100% owned surface coal mines, the Antelope Mine, the Cordero Rojo Mine, and the Spring Creek Mine.  We also have two development projects, the Youngs Creek project and the Crow project.

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

We continue to develop our sales of PRB coal and delivery services business to Asian export customers.  In 2014, our logistics business was the largest U.S. exporter of thermal coal into South Korea.  Exports at the Westshore Terminals Limited Partnership port (“Westshore”) for 2015 are forecast to be approximately 5.2 million tons, increasing to 6.6 million tons annually in 2016 through 2018, and increasing further to 7.2 million tons annually in 2019 through 2024.  This reflects our previously announced reduction of our export shipments by 0.5 million tons in the second quarter of 2015 and recently reached agreement in principle to reduce our 2015 second half shipments by another 0.5 million tons.  During the three months ended March 31, 2015, we funded an additional $6.5 million escrow account associated with our increased Westshore capacity.  We will continue to work with our rail and port partners to potentially reduce our commitments and corresponding expenses during this period of depressed export prices.

In addition to our committed capacity at Westshore, we hold option contracts to potentially increase our future export capacity through proposed Pacific Northwest export terminals.  We have a throughput option agreement with SSA

Marine, which provides us with an option for up to 17.6 million tons of capacity per year through the planned dry bulk cargo Gateway Pacific Terminal at Cherry Point in Washington State.  We also have a throughput option for up to 7.7 million tons per year at the proposed Millennium Bulk Terminals coal export facility in Washington State.  Our options in each of these proposed terminals are exercisable following the successful completion of the ongoing permit process, each of which is currently in the environmental impact statement phase.  The timing and outcome of these permit processes, and therefore the construction of the terminals, are uncertain.

Segment Information

We have reportable segments of Owned and Operated Mines, Logistics and Related Activities, and Corporate and Other.

Our Owned and Operated Mines segment is characterized by the predominant focus on thermal coal production where the sale occurs at the mine site and where title and risk of loss pass to the customer at that point.  This segment includes our Antelope Mine, Cordero Rojo Mine, and Spring Creek Mine.  Sales in this segment are primarily to domestic electric utilities; although a portion is made to our Logistics and Related Activities segment.  Sales between reportable segments are priced based on prevailing market prices for arm’s length transactions.  Our mines utilize surface mining extraction processes and are all located in the PRB.  The gains and losses resulting from our domestic coal futures contracts and West Texas Intermediate (“WTI”) derivative financial instruments are reported within this segment.

Our Logistics and Related Activities segment is characterized by the services we provide to our international and certain of our domestic customers where we deliver coal to the customer at a terminal or the customer’s plant or other delivery point, remote from our mine site.  Services provided include the purchase of coal from third parties or from Owned and Operated Mines segment, at market prices, as well as the contracting and coordination of the transportation and other handling services from third-party operators, which are typically rail and terminal companies.  Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process.  Title and risk of loss pass to the customer in accordance with the contract and typically occur at a vessel loading terminal, a vessel unloading terminal or an end use facility.  Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment.  The gains and losses resulting from our international coal forward derivative financial instruments are reported within this segment.  Port access contract rights and related amortization are also included in this segment.

Our Corporate and Other segment includes results relating to broker activity, our previous share of the Decker Mine operations (which was sold in September 2014) and unallocated corporate costs and assets.  All corporate costs, except Board of Directors related expenses, are allocated to the segments based upon their relative percentage of certain financial metrics.

Eliminations represent the purchase and sale of coal between reportable segments and the associated elimination of intercompany profit or loss in inventory.

Core Business Operations

Our key business drivers include the following:

•                  the volume of coal sold by our Owned and Operated Mines segment;

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

The volume of coal that we sell in any given year is driven by global and domestic demand for coal-generated electric power.  Demand for coal-generated electric power may be affected by many factors including weather patterns, natural gas prices, railroad performance, the availability of coal-fired and alternative generating capacity and utilization, environmental and legal challenges, political and regulatory factors, energy policies, international and domestic economic conditions, and other factors discussed in this Item 2 and in our 2014 Form 10-K.

The price at which we sell our coal is a function of the demand for coal relative to the supply.  We typically enter into multi-year contracts with our customers which helps mitigate the risks associated with any short-term imbalance in supply and demand.  We typically seek to enter each year with expected production effectively fully sold.  This strategy helps us run our mines at predictable production rates, which improves control of operating costs.

As is common in the PRB, coal seams at our existing mines naturally deepen, resulting in additional overburden to be removed at additional cost.  We have experienced increased operating costs for longer haul distances, maintenance and supplies, and employee wages and salaries.  We use derivative financial instruments to help manage our exposure to diesel fuel prices.

We incur significant capital expenditures to maintain, update and expand our mining equipment, surface land holdings and coal reserves.  As the costs of acquiring federal coal leases and associated surface rights increase, our depletion costs also increase.

The volume of coal sold on a delivered basis is influenced by international and domestic market conditions and available port capacity.

Coal sold on a delivered basis to customer contracted destinations, including sales to Asian customers, involves us arranging and paying for logistics services, which can include rail, rail car rental, and port charges, including any demurrage incurred and other costs.  These logistics costs are affected by volume, various scheduling considerations, and negotiated rates for rail and port services.  We have exposure to take-or-pay obligations for our rail and port committed capacities.  We are also incurring costs to investigate and pursue development of additional port opportunities.

We entered into coal forward and futures contracts that are scheduled to settle at various dates through 2016 to hedge a portion of our export and domestic coal sales prices.  We have also entered into WTI derivative financial instruments to hedge our diesel fuel costs.

Current Considerations

Owned and Operated Mines Segment

Significantly increased natural gas production and a relatively mild winter have led to a drop in natural gas prices and an increase in coal and natural gas inventories.  This has put downward pressure on coal and natural gas prices.  We expect the rapid slowdown in drilling that is occurring in many U.S. oil and natural gas fields to lead to reduced production and increased pricing for natural gas later in the year.  The level of cooling demand this summer will also have an impact on natural gas and coal pricing in the second half of the year.

For 2015, we continue to expect total U.S. coal demand to be lower than 2014 due to low natural gas prices and some plant closures resulting from the Mercury and Air Toxics Standards (“MATS”) regulation.  Customers are continuing to rebuild inventories and increased utilization from existing operating units is expected to partially offset these declines.  Additionally, our customers are benefitting from lower oil prices through reduced rail fuel surcharges, which should make their coal burning plants more economical.  Also, we are not expecting rail performance to limit shipments this year due to the capital investments made by the railroad and reduced oil and coal shipments. While we expect total U.S. demand to decline, we are forecasting that PRB demand should be relatively stable for 2015 compared to 2014.

We have successfully executed our plan to reduce capacity at Cordero Rojo Mine from 38 million tons to 28 million tons.  During the first quarter, 8400 Btu demand softened further and two of our customers indicated they did not plan to take their contracted 2015 tonnage.  We collected $3.3 million under a letter of credit for one of these customers who defaulted on contracts for 2.9 million tons as part of its bankruptcy proceeding.  Another customer will not take one million tons under force-majeure provisions in its contract due to a plant failure.  As a result, we have lowered our expected 2015 production at the Cordero Rojo Mine from 28 million tons to 24 million tons this year.

Logistics and Related Activities Segment

The international thermal coal environment continues to be characterized by strong Asian demand growth and continued oversupply with the recent introduction of uncertainty over Chinese thermal coal import demand. We continue to see growing demand for PRB coal and logistics services from our Asian customers, and we continue to have successful test burns.

While the strong U.S. dollar has improved the economics for coal producers in Australia and Indonesia, we do not believe new production capacity will be built at current price levels.  Given the large number of Asian plants currently being built to take imported coal and the rapid growth in Indian imports, we still believe the current oversupply will be overcome by growing demand.

The level of Chinese thermal coal imports this year is unclear and will have a significant impact on the international supply demand balance and a direct impact on pricing.  As international prices have fallen, China has moved to protect its domestic coal producers by raising import taxes and restricting imports of lower quality coals.  While electricity demand grew by 5 percent last year, this was met by a large increase in hydro generation due to new projects being commissioned and unusually heavy rainfall.  While first quarter 2015 imports are down significantly compared to last year, it is currently not clear if this is a temporary or longer term change.

For 2015, a key driver of our Adjusted EBITDA will be the price we achieve for our export sales and logistics services.  We are working to maximize our sales price relative to the Newcastle index, minimizing our take or pay exposure, recognizing lower fuel surcharges on rail rates, and realizing our hedge position to minimize our logistics loss.

Environmental and Other Regulatory Matters

Federal, state and local authorities regulate the U.S. coal mining industry with respect to various matters, including air quality standards, water pollution, plant and wildlife protection, the discharge of materials into the environment and the effects of mining on surface and groundwater quality and availability.  These laws and regulations have had, and will continue to have, a significant adverse effect on our production costs and our competitive position relative to certain other fuel sources of electricity generation.  Future laws, regulations or orders, including those relating to global climate change, may cause coal to become a less attractive fuel source, thereby reducing coal’s share of the market for fuels and other energy sources used to generate electricity.  See “Climate Change Regulatory Environment” below and Part I—Item I. Business “Environmental and Other Regulatory Matters” in our 2014 Form 10-K.

In June 2014, the EPA announced its proposed New Source Performance Standards under the Clean Air Act for reducing carbon dioxide emissions from existing fossil-fired power plants.  This proposed rule aims to cut carbon dioxide emissions from existing power plants by 30% from the 2005 levels by 2030, with emission reductions scheduled to commence in 2020.  The EPA has announced its plans to finalize the rule by June 1, 2015, and further proposes that states will have until June 30, 2016 to submit plans to implement the finalized rule.  For now, this rule has just been proposed, and we are not in a position to determine what the outcome of any rulemaking process or legal challenges to the rule will be.  Many states have already filed a legal challenge to the proposed rulemaking.  Nevertheless, if the EPA were to finalize the rule along the lines of the proposal, the market for coal would be decreased, potentially significantly.  While we believe that we are similarly situated with other producers of coal relative to any final rule that may be adopted by the EPA, we are not in a position to make any meaningful determination about the extent of the impacts to our operations at this early stage in the rulemaking process.

Adjusted EBITDA and Adjusted EPS

EBITDA, Adjusted EBITDA and Adjusted EPS are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles in the U.S. (“U.S. GAAP”).  A quantitative reconciliation of Adjusted EBITDA to net income (loss) and Adjusted EPS to EPS (as defined below) is found in the tables below.

EBITDA represents net income (loss) before: (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, and (4) amortization.  Adjusted EBITDA represents EBITDA as further adjusted for accretion, which represents non-cash increases in asset retirement obligation liabilities resulting from the passage of time, and specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are:  (1) adjustments to exclude the updates to the tax agreement liability, including tax impacts of the IPO and Secondary Offering and the termination of the Tax Receivable Agreement in August 2014, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid, and (3) adjustments to exclude the gain from the sale of our 50% non-operating interest in the Decker Mine in September 2014.  We enter into certain derivative financial instruments such as put options that require the payment of premiums at contract inception.  The reduction in the premium value over time is reflected in the mark-to-market gains or losses.  Our calculation of Adjusted EBITDA does not include premiums paid for derivative financial instruments; either at contract inception, as these payments pertain to future settlement periods, or in the period of contract settlement, as the payment occurred in a preceding period.

Adjusted EPS represents diluted earnings (loss) per common share (“EPS”) adjusted to exclude (i) the estimated per share impact of the same specifically identified non-core items used to calculate Adjusted EBITDA as described above, and (ii) the cash and non-cash interest expense associated with the early retirement of debt and refinancing transactions.  All items are adjusted at the statutory tax rate of approximately 37%.

Because not all companies use identical calculations, our presentations of Adjusted EBITDA and Adjusted EPS may not be comparable to other similarly titled measures of other companies.  Moreover, our presentation of Adjusted EBITDA is different than EBITDA as defined in our debt financing agreements.  We recognize that using Adjusted EBITDA and Adjusted EPS as performance measures has inherent limitations as compared to net income (loss), EPS, or other U.S. GAAP financial measures, as these non-GAAP measures exclude certain items, including items that are recurring in nature, which may be meaningful to investors.  As a result of the exclusions, Adjusted EBITDA and Adjusted EPS should not be considered in isolation and do not purport to be alternatives to net income (loss), EPS, or other U.S. GAAP financial measures as a measure of our operating performance.  See Part II—Item 6 “Selected Financial Data” of our 2014 Form 10-K for additional information regarding Adjusted EBITDA and Adjusted EPS and their limitations compared to U.S. GAAP financial measures.

A quantitative reconciliation for each of the periods presented of net income (loss) to Adjusted EBITDA and EPS to Adjusted EPS is found within this Item 2.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Summary

The following table summarizes key results (in millions):

	Three Months Ended
	March 31,		Change
	2015	2014	Amount	Percent
Total tons sold	19.8	20.7	(0.9)	(4.3)
Total revenue	$317.6	$319.1	$(1.5)	(0.5)
Net income (loss)	$(4.7)	$(15.6)	$10.9	69.9
Adjusted EBITDA (1)	$39.4	$39.3	$0.1	0.3
Adjusted EPS (1)	$(0.05)	$(0.11)	$0.06	54.5

(1)                           Non-GAAP measure; please see definition above and reconciliation below.

Adjusted EBITDA and Adjusted EPS

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA, diluted earnings (loss) per common share to Adjusted EPS, and segment Adjusted EBITDA to net income (loss) (in millions, except per share amounts):

Adjusted EBITDA

	Three Months Ended
	March 31,
	2015		2014
Net income (loss)		$(4.7)		$(15.6)
Interest income		—		(0.1)
Interest expense		12.7		38.0
Income tax (benefit) expense		(0.3)		(6.5)
Depreciation and depletion		24.5		26.9
Amortization		0.9		—
EBITDA		33.1		42.7
Accretion		3.5		4.1
Tax agreement expense (benefit) (1)		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)(2)	$4.8		$(12.7)
Inclusion of cash amounts received (paid)(3)(4)	(2.0)		5.3
Total derivative financial instruments		2.8		(7.4)
Gain on sale of Decker Mine interest		—		—
Adjusted EBITDA		$39.4		$39.3

(1) Changes to related deferred taxes are included in income tax expense.
(2) Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.
(3) Cash amounts received and paid reflected within operating cash flows.
(4) Excludes premiums paid in prior periods for contracts settled during the period	$2.0	$—

Adjusted EBITDA by Segment

	Three Months Ended
	March 31,
	2015		2014
Owned and Operated Mines
Adjusted EBITDA		$44.3		$41.2
Depreciation and depletion		(23.9)		(26.4)
Accretion		(3.4)		(3.0)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	$(6.8)		$2.1
Inclusion of cash amounts (received) paid(1)	5.6		(1.8)
Total derivative financial instruments		(1.2)		0.3
Other		0.4		(0.1)
Operating income (loss)		16.2		12.0

Logistics and Related Activities
Adjusted EBITDA		(8.3)		0.4
Amortization		(0.9)		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	2.0		10.6
Inclusion of cash amounts (received) paid	(3.6)		(3.4)
Total derivative financial instruments		(1.6)		7.2
Other		(0.1)		—
Operating income (loss)		(10.9)		7.5

Corporate and Other
Adjusted EBITDA		4.1		(1.9)
Depreciation and depletion		(0.6)		(0.5)
Accretion		(0.1)		(1.2)
Other		(0.1)		0.5
Operating income (loss)		3.3		(3.1)

Eliminations
Adjusted EBITDA		(0.7)		(0.4)
Operating loss		(0.7)		(0.4)
Consolidated operating income		8.0		16.1
Interest income		—		0.1
Interest expense		(12.7)		(38.0)
Other, net		(0.3)		(0.5)
Income tax (expense) benefit		0.3		6.5
Earnings from unconsolidated affiliates, net of tax		—		0.1
Net income (loss)		$(4.7)		$(15.6)

(1) Excludes premiums paid in prior periods for contracts settled during the period	$2.0	$—

Adjusted EPS

	Three Months Ended
	March 31,
	2015		2014
Diluted earnings (loss) per common share		$(0.08)		$(0.26)
Tax agreement expense (benefit) including tax impacts of IPO and Secondary Offering		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)	$0.05		$(0.13)
Inclusion of cash amounts received (paid) (1)	(0.02)		0.06
Total derivative financial instruments		0.03		(0.07)
Refinancing transaction:
Exclusion of cash interest for early retirement of debt	—		0.15
Exclusion of non-cash interest for deferred finance fee write-off	—		0.07
Total refinancing transaction		—		0.22
Adjusted EPS		$(0.05)		$(0.11)
Weighted-average dilutive shares outstanding (in millions)		60.9		60.7

(1) Excludes per share impact of premiums paid in prior periods for contracts settled during the period	$0.02	$—

Results of Operations

Revenue

The following table presents revenue (in millions except per ton amounts):

	Three Months Ended
	March 31,		Change
	2015	2014	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$13.05	$13.02	$0.03	0.2
Tons sold	19.7	20.4	(0.7)	(3.4)

Coal revenue	$257.2	$266.1	$(8.9)	(3.3)
Other revenue	$4.6	$3.5	$1.1	31.4
Logistics and Related Activities
Total tons delivered	1.7	1.2	0.5	41.7
Asian export tons	1.4	1.0	0.4	40.0

Revenue	$69.4	$58.5	$10.9	18.6
Corporate and Other
Revenue	$5.2	$4.4	$0.8	18.2
Eliminations of Intersegment Sales
Revenue	$(18.8)	$(13.4)	$(5.4)	(40.3)
Total Consolidated
Revenue	$317.6	$319.1	$(1.5)	(0.5)

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 (in millions):

Three months ended March 31, 2014	$266.1
Changes associated with volumes	(9.6)
Changes associated with prices	0.7
Three months ended March 31, 2015	$257.2

Volumes decreased for the three months ended March 31, 2015 compared to 2014 as we began executing on our previously announced plan to reduce production at Cordero Rojo Mine.  Prices for the three months ended March 31, 2015 were higher compared to 2014 due to the carryover of certain 2014 contracted sales and a lower volume at our Cordero Rojo Mine, which resulted in a larger percentage of higher Btu tons sold.

Logistics and Related Activities Segment

The volume of Asian deliveries through the port increased in the three months ended March 31, 2015 compared to 2014 in line with our increased committed capacity at Westshore. The increased revenue from the higher volumes was partially offset by continued weak international prices for seaborne coal.

Our Asian delivered sales are priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria.  These indices include the Newcastle benchmark price.  Based on the comparative quality and transport costs, our delivered sales are generally priced at approximately 60% to 75% of the forward Newcastle price.

Corporate and Other Segment

Revenue increased primarily due to higher broker revenue as a result of a $3.3 million contract buyout in the period.  This was partially offset as there were no sales during the three months ended March 31, 2015 for the Decker Mine, which was sold in September 2014.

Cost of Product Sold

The following table presents cost of product sold (in millions, except per ton amounts):

	Three Months Ended
	March 31,		Change
	2015	2014	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$10.02	$10.63	$(0.61)	(5.7)

Cost of product sold (produced coal)	$197.4	$217.4	$(20.0)	(9.2)
Other cost of product sold	3.6	2.4	1.2	50.0
Logistics and Related Activities
Cost of product sold	80.8	59.7	21.1	35.3
Corporate and Other
Cost of product sold	0.8	5.5	(4.7)	(85.5)
Eliminations of Intersegment Sales
Cost of product sold	(18.3)	(13.1)	(5.2)	(39.7)
Total Consolidated
Cost of product sold	$264.3	$271.9	$(7.6)	(2.8)

Owned and Operated Mines Segment

Cost of product sold decreased in relation to the lower sales volumes.  The average cost per ton sold decreased primarily as a result of a 40% decrease in our diesel costs and lower explosive and repair costs in the three months ended March 31, 2015 as compared to 2014.

Logistics and Related Activities Segment

Cost of product sold increased primarily due to the increase in the volume of Asian tons delivered through the port.  Higher demurrage and per ton port handling costs were also incurred in the three months ended March 31, 2015 as compared to 2014.

Corporate and Other Segment

Cost of product sold decreased as the three months ended March 31, 2014 included the results of our interest in the Decker Mine, which was sold in September 2014.

Operating Income

The following table presents operating income (in millions):

	Three Months Ended
	March 31,		Change
	2015	2014	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$16.2	$12.0	$4.2	35.0
Logistics and Related Activities
Operating income (loss)	(10.9)	7.5	(18.4)	(245.3)
Corporate and Other
Operating income (loss)	3.3	(3.1)	6.4	206.5
Eliminations of Intersegment Sales
Operating income (loss)	(0.7)	(0.4)	(0.3)	(75.0)
Total Consolidated
Operating income (loss)	$8.0	$16.1	$(8.1)	(50.3)

Owned and Operated Mines Segment

In addition to the revenue and cost of product sold factors previously discussed, the increase in operating income was due to lower depreciation and depletion expense partially offset by mark-to-market losses recognized on our WTI derivative financial instruments and our domestic coal futures contracts in the three months ended March 31, 2015 as compared to gains recognized in 2014.

Logistics and Related Activities Segment

In addition to the revenue and cost of product sold factors previously discussed, operating income decreased due to lower gains recognized on our international coal forward contracts of $2.0 million in the three months ended March 31, 2015 as compared to $10.6 million in 2014.

Corporate and Other Segment

Operating loss for our Corporate and Other segment increased primarily due to the revenue and cost of product sold factors previously discussed.

Other Income (Expense)

The following table presents other expense (in millions):

	Three Months Ended
	March 31,		Change
	2015	2014	Amount	Percent
Other income (expense)	$(13.0)	$(38.3)	$25.3	66.1

Other expense for the three months ended March 31, 2015 as compared to 2014 decreased primarily as a result of the $25.3 million decrease in interest expense related to the early retirement of debt and refinancings completed in the three months ended March 31, 2014.

Income Tax Provision

The following table presents income tax provision (in millions):

	Three Months Ended
	March 31,		Change
	2015	2014	Amount	Percent
Income tax benefit (expense)	$0.3	$6.5	$(6.2)	(95.4)
Effective tax rate	5.6%	29.2%	(23.6)	(80.8)

Our statutory income tax rate, including state income taxes, is 37%.  The difference between the statutory income tax rate and our effective tax rate for the three months ended March 31, 2015 is due primarily to the impact of the lower equity-based compensation tax deduction for shares that vested during the period.

Liquidity and Capital Resources

	March 31,	December 31,
	2015	2014
	(in millions)
Cash and cash equivalents	$186.2	$168.7

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations and borrowing capacity under our Accounts Receivable Securitization Facility (“A/R Securitization Program”) and revolving credit facility.

Cash from operations depends on a number of factors beyond our control, such as the market price for our coal, revenue for our logistics services, the quantity of coal required by our customers, coal-fired electricity demand, regulatory changes and energy policies impacting our business, our costs of operations including the market price we pay for diesel fuel and other input costs, as well as costs of logistics, including rail and port charges, and other risks and uncertainties, including those discussed in Item 1A “Risk Factors” in our 2014 Form 10-K.

Certain of our subsidiaries are parties to the A/R Securitization Program.  Cloud Peak Energy Receivables LLC (the “SPE”), a special purpose, bankruptcy-remote wholly-owned subsidiary purchases, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfers undivided interests in up to $75 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  On January 23, 2015, we entered into an agreement extending the term of the A/R Securitization Program until January 23, 2018.  All other terms of the program have remained substantially the same.  At March 31, 2015, the A/R Securitization Program would have allowed for $39.9 million of borrowing capacity.  There were no borrowings from the A/R Securitization Program at March 31, 2015.

On February 21, 2014, Cloud Peak Energy Resources LLC entered into a five-year Credit Agreement with PNC Bank, National Association, as administrative agent, and a syndicate of lenders, which was amended on September 5, 2014 (as amended, the “Credit Agreement”).  The Credit Agreement provides us with a senior secured revolving credit facility with a capacity of up to $500 million that can be used to borrow funds or issue letters of credit.  The borrowing capacity under the Credit Agreement is reduced by the amount of letters of credit issued, which may be up to $250 million. Subject to the satisfaction of certain conditions, we may elect to increase the size of the revolving credit facility and/or request the addition of one or more new tranches of term loans in an amount up to the greater of (i) $200 million or (ii) our EBITDA (which is defined in the Credit Agreement) for the preceding four fiscal quarters.  The Credit Agreement provides for the designation of a foreign restricted subsidiary as a borrower, subject to certain conditions and approvals.

The financial covenants under the Credit Agreement require us to maintain (a) a ratio of EBITDA (as defined in the Credit Agreement) for the preceding four fiscal quarters to consolidated net cash interest expense equal to or greater than 1.50 to 1 and (b) a ratio of secured funded debt less unrestricted cash and marketable securities (net secured debt) to EBITDA for the preceding four fiscal quarters equal to or less than 4.00 to 1.  This credit facility and capital leases are considered secured funded debt under the covenant calculations whereas federal coal lease obligations, accounts receivable securitizations, and senior notes are not considered secured funded debt. The Credit Agreement also contains other non-financial covenants, including covenants related to our ability to incur additional debt or take other corporate actions.  The Credit Agreement also contains customary events of default with customary grace periods and thresholds.  Our ability to access the available funds under the credit facility may be prohibited in the event that we do not comply with the covenant requirements or if we default on our obligations under the Credit Agreement.

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

As of March 31, 2015, no borrowings were outstanding under the credit facility and we were in compliance with the covenants contained in the Credit Agreement.  Our aggregate borrowing capacity under the Credit Agreement and the A/R Securitization Program was approximately $539.9 million at March 31, 2015.

In addition, we established a capital leasing program that could grow over time from its current balance of $8.6 million up to $150 million for some of our capital equipment purchases subject to the conditions in the master lease agreement.  For further details on the capital leasing program, see Note 10 to our notes to unaudited condensed consolidated financial statements in Item 1.

These programs provide flexibility and liquidity to our capital structure.

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

Our senior notes are jointly and severally guaranteed by Cloud Peak Energy Inc. and all of our existing and future restricted subsidiaries that guarantee our debt under our credit facility.  Substantially all of our consolidated subsidiaries, excluding Cloud Peak Energy Receivables LLC, are considered to be restricted subsidiaries and guarantee the senior notes.

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

During 2015, we expect to make payments of $69.4 million on committed LBAs, after which we have no further scheduled LBA payments.  We were not required to make payments on committed LBAs during the three months ended March 31, 2015.

Capital expenditures are necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and to add new equipment as necessary.  Capital expenditures (excluding capitalized interest) for the three months ended March 31, 2015 were $6.4 million, including assets acquired under capital leases.  Our anticipated capital expenditures (excluding capitalized interest and federal lease payments) are expected to be between $45 million and $55 million in 2015.  This range includes approximately $20 million for the relocation of a dragline from the Cordero Rojo Mine to the Antelope Mine.

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

Overview of Cash Transactions

We started 2015 with $168.7 million of unrestricted cash and cash equivalents.  After capital expenditures and generating cash from our operating activities, we concluded the three months ended March 31, 2015 with cash and cash equivalents of $186.2 million.

Cash Flows

	Three Months Ended
	March 31,		Change
	2015	2014	Amount	Percent
	(dollars in millions)
Beginning balance - cash and cash equivalents	$168.7	$231.6
Net cash provided by (used in) operating activities	31.9	12.8	$19.1	149.2
Net cash provided by (used in) investing activities	(13.7)	75.6	$(89.3)	(118.1)
Net cash provided by (used in) financing activities	(0.7)	(111.9)	$111.2	*
Ending balance - cash and cash equivalents	$186.2	$208.2

Beginning balance - marketable securities	$—	$80.7	**
Ending balance - marketable securities	$—	$—	**

*                                         Not meaningful

**                                  Decrease in marketable securities discussed in investing activities below.

The increase in cash provided by operating activities for the three months ended March 31, 2015 as compared to the same period in 2014 was due to a $23.6 million increase in net income as adjusted for noncash items primarily related to the $14.2 million of additional costs associated with the early retirement of debt and refinancings in 2014.  In addition, we incurred lower cash operating costs in the three months ended March 31, 2015 as compared to 2014. These were offset by payments made on derivative financial instruments of $2.0 million in 2015 as compared amounts received of $5.3 million in 2014.  We also experienced a decrease in working capital of $4.5 million in the three months ended March 31, 2015 as compared to the same period in 2014, primarily caused by the timing of receipts on accounts receivable and payments on accounts payable and accrued expenses.

The decrease in cash provided by investing activities for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily related to the net redemption of investments in marketable securities of $80.8 million in 2014 and the $6.5 million payment of restricted cash in 2015, which was used to fund an escrow account associated with our increased Westshore capacity.

The decrease in cash used in financing activities for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to the net repayment and issuance of senior notes of $100 million and additional deferred financing costs of $12.1 million that occurred in 2014.

Climate Change Regulatory Environment

Enactment of currently proposed or future laws or regulations regarding emissions from the combustion of coal by the U.S. or some of its states or by other countries, or other actions to limit such emissions, like the creation of mandatory use requirements for renewable fuel sources, could result in electricity generators further switching from coal to other fuel sources.  Public concern and the political environment may also continue to materially and adversely impact future coal demand and usage to generate electricity, regardless of applicable legal and regulatory requirements.  Additionally, the creation and issuance of subsidies designed to encourage use of alternative energy sources could decrease the demand of coal as an energy source.  The potential financial impact on us as a result of these factors will depend upon the degree to which electricity generators diminish their reliance on coal as a fuel source as a result thereof.  That, in turn, will depend on a number of factors, including the appeal and design of the subsidies being offered, the specific requirements imposed by any such laws or regulations such as mandating use by utilities of renewable fuel sources, the time periods over which those laws or regulations would be phased in and the state of commercial development and deployment of carbon capture and storage technologies.  In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws or regulations may have on our results of operations, financial condition, or cash flows.  See Item 1 “Business—Environmental and Other Regulatory Matters—Global Climate Change” and Item 1A “Risk Factors” of our 2014 Form 10-K for additional discussion regarding how climate change and other environmental regulatory matters may materially adversely impact our business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results that can be expected for future quarters or the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K for a discussion of our critical accounting policies and estimates.

Newly Adopted Accounting Standards and Recently Issued Accounting Pronouncements

See Note 2 to our notes to unaudited condensed consolidated financial statements in Item 1 for a discussion of newly adopted accounting standards and recently issued accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices or credit standings.  We believe our principal market risks are commodity price risk, interest rate risk, and credit risk.

Commodity Price Risk

Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations.  Market risk includes the potential for changes in the market value of our coal portfolio, which includes index sales, export pricing, and PRB derivative financial instruments.  As of March 31, 2015, we had committed to sell approximately 80.4 million tons during 2015, of which 73.3 million tons are under fixed-price contracts.   A $1 change to the average coal sales price per ton for these 7.1 million unpriced tons would result in an approximate $7.1 million change to the coal revenue.  In addition, we entered into certain forward financial contracts linked to Newcastle coal prices to help manage our exposure to variability in future international coal prices.  As of March 31, 2015, we held coal forward contracts for approximately 0.5 million tons which will settle in 2015 and 2016, of which 0.3 million tons have been fixed under offsetting contracts.  A $1 change to the market index price per ton for these coal forward contracts would result in an approximate $0.2 million change to operating income (expense).  As of March 31, 2015, we held domestic coal futures contracts for approximately 1.6 million tons, which will settle in 2015 and 2016.  A $1 change to the market index price per ton for these futures contracts would result in an approximate $1.6 million change to operating income (expense).

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $6.8 million over the next 12 months.  In addition, we use derivative financial instruments to manage certain exposures to diesel fuel prices.  If WTI decreases by 10%, we would incur additional costs of $3.0 million.  The terms of the program are disclosed in Note 6 to our notes to unaudited condensed consolidated financial statements in Item 1.

Interest Rate Risk

Our revolving credit facility and A/R Securitization Program are subject to an adjustable interest rate.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  We had no outstanding borrowings under our credit facility or A/R Securitization Program as of March 31, 2015.  If we borrow funds under the revolving credit facility or A/R Securitization Program, we may be subject to increased sensitivity to interest rate movements.

The $8.6 million of borrowings under the capital lease program are also subject to variable interest rates although any change to the rate would not have a significant impact on cash flow.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

When appropriate (as determined by our credit management function), we have taken steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps include obtaining letters of credit and requiring prepayments for shipments. See Item 1A “Risk Factors—Risks Related to Our Business and Industry—We are exposed to counterparty risk with our customers, trading partners, financial institutions, and other parties with whom we conduct business.” in our 2014 Form 10-K.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to senior management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015, and has concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

Internal Control over Financial Reporting

During the most recent fiscal quarter, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings, which information is incorporated by reference herein.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties described in Item 1A of our 2014 Form 10-K.  The risks described in our 2014 Form 10-K are not the only risks we may face.  If any of those risk factors, as well as other risks and uncertainties that are not currently known to us or that we currently believe are not material, actually occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected.  In our judgment, there were no material changes in the risk factors as previously disclosed in Item 1A of our 2014 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents information pursuant to Item 703 of Regulation S-K regarding all share repurchases for the three months ended March 31, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1 through January 31, 2015	—	$—
February 1 through February 28, 2015	—	—
March 1 through March 31, 2015	42,002	5.88
Total	42,002	$5.88

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

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index at page 49 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ HEATH A. HILL
Date: April 30, 2015		Heath A. Hill Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents

3.1

Amended and Restated Certificate of Incorporation of Cloud Peak Energy Inc. effective as of November 25, 2009 (incorporated by reference to Exhibit 3.1 to Cloud Peak Energy Inc.’s Annual Report on Form 10-K filed on February 14, 2014 (File No. 001-34547))

3.2

Amended and Restated Bylaws of Cloud Peak Energy Inc. effective as of July 9, 2014 (incorporated by reference to Exhibit 3.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 11, 2014 (File No. 001-34547))

10.1

Second Amendment to Receivables Purchase Agreement, dated effective as of January 23, 2015, by and between Cloud Peak Energy Resources LLC, Cloud Peak Energy Receivables LLC, PNC Bank, National Association, as administrator, and various conduit purchasers (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on January 23, 2015 (File No. 001-34547))

10.2

Form of 2015 Performance Share Unit Award Agreement under the 2009 Cloud Peak Energy Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 3, 2015 (File No. 001-34547))

10.3

Form of 2015 Restricted Stock Unit Agreement under the 2009 Cloud Peak Energy Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 3, 2015 (File No. 001-34547))

10.4

Employment Agreement between Cloud Peak Energy Inc. and Heath Hill, dated as of March 16, 2015 (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 17, 2015 (File No. 001-34547))

10.5

Form of 2014 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.52 to Cloud Peak Energy Inc.’s Annual Report on Form 10-K filed on February 17, 2015 (File No. 001-34547))

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