Form 10-Q
period 2015-06-30
CLOUD PEAK ENERGY INC.
filed 2015-07-30
CIK 1441849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 61,034,485 shares outstanding as of July 22, 2015.

CLOUD PEAK ENERGY INC.

Unless the context indicates otherwise, the terms “Cloud Peak Energy,” the “Company,” “we,” “us,” and “our” refer to Cloud Peak Energy Inc. (“CPE Inc.”) and its subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$244,148	$320,850	$561,701	$639,916
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization, and accretion, shown separately)	222,443	270,121	486,760	542,060
Depreciation and depletion	19,310	29,200	43,846	56,128
Amortization of port access contract rights	928	—	1,855	—
Accretion	3,348	4,088	6,890	8,217
Derivative financial instruments	2,761	(2,803)	7,546	(15,537)
Selling, general and administrative expenses	12,511	12,483	23,760	24,924
Goodwill impairment	33,355	—	33,355	—
Other operating costs	304	333	517	573
Total costs and expenses	294,960	313,422	604,529	616,365

Operating income (loss)	(50,812)	7,428	(42,828)	23,551
Other income (expense)
Interest income	50	61	99	185
Interest expense	(12,621)	(13,813)	(25,289)	(51,807)
Other, net	244	233	(93)	(231)
Total other income (expense)	(12,327)	(13,519)	(25,283)	(51,853)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(63,139)	(6,091)	(68,111)	(28,302)
Income tax benefit (expense)	9,866	3,489	10,146	9,979
Earnings from unconsolidated affiliates, net of tax	376	454	388	549
Net income (loss)	(52,897)	(2,148)	(57,577)	(17,774)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	313	247	626	494
Income tax on postretirement medical plan	(116)	(89)	(232)	(178)
Other comprehensive income (loss)	197	158	394	316

Total comprehensive income (loss)	$(52,700)	$(1,990)	$(57,183)	$(17,458)
Income (loss) per common share:
Basic	$(0.87)	$(0.04)	$(0.94)	$(0.29)
Diluted	$(0.87)	$(0.04)	$(0.94)	$(0.29)
Weighted-average shares outstanding - basic	61,028	60,818	60,982	60,779
Weighted-average shares outstanding - diluted	61,028	60,818	60,982	60,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$95,538	$168,745
Accounts receivable	52,214	86,838
Due from related parties	2,473	227
Inventories, net	78,714	79,802
Deferred income taxes	21,670	21,670
Derivative financial instruments	13,086	17,111
Other assets	20,622	9,840
Total current assets	284,317	384,233

Noncurrent assets
Property, plant and equipment, net	1,543,858	1,589,138
Port access contract rights, net	51,925	53,780
Goodwill	2,280	35,634
Deferred income taxes	63,254	56,468
Other assets	47,889	40,665
Total assets	$1,993,523	$2,159,918

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$47,620	$52,035
Royalties and production taxes	110,830	126,212
Accrued expenses	38,045	52,213
Current portion of federal coal lease obligations	—	63,970
Other liabilities	1,632	1,632
Total current liabilities	198,127	296,062

Noncurrent liabilities
Senior notes	498,603	498,480
Asset retirement obligations, net of current portion	200,175	216,241
Accumulated postretirement medical benefit obligation, net of current portion	53,691	50,276
Other liabilities	10,375	11,025
Total liabilities	960,971	1,072,084
Commitments and Contingencies (Note 13)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 61,510 and 61,434 shares issued and 61,034 and 61,022 outstanding at June 30, 2015 and December 31, 2014, respectively)	610	610
Treasury stock, at cost (475 shares and 432 shares at June 30, 2015 and December 31, 2014, respectively)	(6,492)	(6,243)
Additional paid-in capital	570,172	568,022
Retained earnings	479,167	536,744
Accumulated other comprehensive income (loss)	(10,905)	(11,299)
Total equity	1,032,552	1,087,834
Total liabilities and equity	$1,993,523	$2,159,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(57,577)	$(17,774)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	43,846	56,128
Amortization of port access contract rights	1,855	—
Accretion	6,890	8,217
Goodwill impairment	33,355	—
Earnings from unconsolidated affiliates, net of tax	(388)	(549)
Distributions of income from unconsolidated affiliates	—	1,250
Deferred income taxes	(10,146)	(9,979)
Equity-based compensation expense	2,815	3,779
Derivative mark-to-market (gains) losses	7,546	(15,537)
Cash received (paid) on derivative financial instrument settlements	(894)	11,898
Premium payments on derivative financial instruments	(5,813)	—
Non-cash interest expense related to early retirement of debt and refinancings	—	7,338
Other	6,406	6,123
Changes in operating assets and liabilities:
Accounts receivable	34,485	(140)
Inventories, net	1,089	(4,110)
Due to or from related parties	(2,247)	(1,795)
Other assets	(4,196)	(2,459)
Accounts payable and accrued expenses	(41,593)	(6,448)
Asset retirement obligations	(546)	(561)
Net cash provided by (used in) operating activities	14,887	35,381

Investing activities
Purchases of property, plant and equipment	(14,782)	(7,146)
Investments in marketable securities	—	(8,159)
Maturity and redemption of investments	—	88,845
Investment in development projects	(1,500)	(1,500)
Payment of restricted cash	(6,500)	—
Other	(184)	222
Net cash provided by (used in) investing activities	(22,966)	72,262

Financing activities
Principal payments on federal coal leases	(63,970)	—
Issuance of senior notes	—	200,000
Repayment of senior notes	—	(300,000)
Payment of deferred financing costs	(341)	(13,598)
Other	(817)	(194)
Net cash provided by (used in) financing activities	(65,128)	(113,792)

Net increase (decrease) in cash and cash equivalents	(73,207)	(6,149)
Cash and cash equivalents at beginning of period	168,745	231,633
Cash and cash equivalents at end of period	$95,538	$225,484

Supplemental cash flow disclosures:
Interest paid	$26,134	$19,477
Income taxes paid (refunded)	$3,972	$(5,798)
Supplemental noncash investing and financing activities:
Capital expenditures included in accounts payable	$8,744	$915
Assets acquired under capital leases	$—	$1,209

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

In 2012, we acquired the Youngs Creek project.  It is a permitted but undeveloped surface mine project in the Northern PRB region located 13 miles north of Sheridan, Wyoming, contiguous with the Wyoming-Montana state line.  The Youngs Creek project is approximately seven miles south of our Spring Creek Mine and seven miles from the mainline railroad, and is near the Crow project.  We have not yet been able to classify the Youngs Creek project mineral rights as proven and probable reserves as they remain subject to further exploration and evaluation.  In 2013, we entered an option to lease agreement and a corresponding exploration agreement with the Crow Tribe of Indians.  The Crow project is located on the Crow Indian Reservation in southeast Montana.  We are in the process of evaluating the development options for the Youngs Creek project and the Crow project and believe that their proximity to the Spring Creek Mine represents an opportunity to optimize our mine developments in the Northern PRB.  For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.

We continue to manage our sales of PRB coal and delivery services business to Asian export customers.  In 2014, our logistics business was the largest U.S. exporter of thermal coal into South Korea.  Exports at the Westshore Terminals Limited Partnership port (“Westshore”) for 2015 are currently forecast to be approximately 4.3 million tons, which reflects our previously announced reduction of export shipments by approximately 1 million tons and an additional agreement with Westshore to further reduce our 2015 second half shipments by approximately 0.9 million tons.  In addition, we are currently in discussions with our rail and port partners and expect to reduce export volumes in 2016 if weak pricing for seaborne thermal coal persists.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all footnote disclosures required to be included in annual financial statements by U.S. GAAP.  Accordingly, these unaudited

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2014 and 2013, and for each of the three years ended December 31, 2014, included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2015, and the results of our operations, comprehensive income for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014, in conformity with U.S. GAAP.  Our results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2015.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), as amended, requiring entities to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts.  The new guidance is effective for interim and annual periods beginning after December 15, 2017, although entities may adopt one year earlier if they choose.  We are considering the impact the adoption of ASU 2014-09 may have on our results of operations, financial condition, and cash flows.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), requiring entities to reevaluate whether they should consolidate certain legal entities.  The new guidance is effective for interim and annual periods beginning after December 15, 2015.  We do not expect any impact from the adoption of this standard on our results of operations, financial condition, or cash flows at this time.

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The adoption of ASU 2015-03 will have no impact on our results of operations or cash flows but would have reduced our assets and liabilities by $8.2 million as of June 30, 2015.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Goodwill

Goodwill, which represents the excess of the amount paid over the fair value of net assets acquired in a business combination, relates to the mines included in our Owned and Operated Mines segment.  Each mine represents a reporting unit for purposes of our goodwill assessment.  We assess the goodwill in each reporting unit for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the goodwill might be impaired.

We assess each reporting unit’s goodwill for impairment by comparing the carrying amount of each reporting unit to its fair value.  We determine the fair value of each reporting unit utilizing estimated future discounted cash flows based on estimates of proven and probable reserves, coal prices, and operating and equipment costs, consistent with assumptions that we believe marketplace participants would use in their estimates of fair value.  If the carrying amount of a reporting unit exceeds its fair value, we allocate the fair value to the reporting unit’s assets and liabilities in a manner similar to a purchase business combination, to determine the implied fair value of the reporting unit’s goodwill.  If the implied fair value of goodwill is less than the related carrying amount, we record an impairment charge to reduce the carrying amount to its implied fair value.

We generally do not view short-term declines in thermal coal prices as an indicator of impairment; however, we do view a sustained trend of adverse coal market pricing or unfavorable changes thereto as a potential indicator of impairment.  Due to the weak domestic coal market outlook, especially as it relates to 8400 Btu coal, coupled with our recent decision to reduce annual production at the Cordero Rojo Mine to 24 million tons, we determined that there was a potential indication of impairment of the Cordero Rojo Mine’s goodwill and performed an interim goodwill impairment assessment during the second quarter of 2015.  Based on the results of that assessment, we determined that the carrying amount of the Cordero Rojo Mine exceeded its estimated fair value  and that the implied fair value of the related goodwill, which related to an acquisition completed in 1997, was $0 requiring a $33.4 million impairment charge which was recorded in the three months ended June 30, 2015.  The remaining $2.3 million balance in goodwill relates to our other mines in the Owned and Operated Mines segment.

Asset Impairments

The carrying amounts of our mineral properties, equipment, goodwill and port access contract rights are sensitive to declines in domestic and international coal prices.  These assets are at risk of impairment if future prices continue to decline.  The cash flow models that we use to assess impairment includes numerous assumptions such as our current estimates of forecast coal production, market outlook on forward commodity prices, operating and development costs, and discount rates.  A decrease in forward prices alone could result in an impairment of our long-lived assets.  In addition, the denial of regulatory approval could also result in an impairment of certain of these assets.  Due to the weak market outlook for 8400 Btu coal, we recorded a non-cash impairment charge of $33.4 million related to goodwill at our 8400 Btu Cordero Rojo Mine during the three months ended June 30, 2015.  This represents a full write down of the Cordero Rojo Mine’s goodwill as of June 30, 2015, which related to an acquisition completed in 1997.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended	Six Months Ended
Decker Mine	June 30, 2014	June 30, 2014
Revenues	$5,592	$9,557
Costs and expenses	7,730	13,701
Operating income (loss)	(2,137)	(4,144)
Other income (expense)	(14)	(28)
Income (loss) before income tax provision	$(2,151)	$(4,172)

5.  Inventories

Inventories, net, consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Materials and supplies	$77,399	$77,736
Less: Obsolescence allowance	(1,101)	(1,102)
Material and supplies, net	76,298	76,634
Coal inventory	2,415	3,168
Inventories, net	$78,714	$79,802

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

•                  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We had no Level 3 financial instruments as of June 30, 2015 or December 31, 2014.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheets (in thousands):

	Fair Value at June 30, 2015
Description	Level 1	Level 2	Total
Assets
Money market funds (1)	$41,795	$—	$41,795
Derivative financial instruments	$—	$13,086	$13,086
Liabilities
Derivative financial instruments	$—	$422	$422

	Fair Value at December 31, 2014
Description	Level 1	Level 2	Total
Assets
Money market funds (1)	$98,789	$—	$98,789
Derivative financial instruments	$—	$17,111	$17,111
Liabilities
Derivative financial instruments	$—	$3,608	$3,608

(1)                                 Included in cash and cash equivalents in the condensed consolidated balance sheets along with $53.7 million and $70.0 million of demand deposits at June 30, 2015 and December 31, 2014, respectively.

We did not have any transfers between levels during the six months ended June 30, 2015.  Our policy is to value all transfers between levels using the beginning of period valuation.

7.  Derivative Financial Instruments

Coal Contracts

We use derivative financial instruments to help manage our exposure to market changes in coal prices.  To manage our exposure in the international markets, we have international coal forward contracts and put options linked to forward Newcastle coal prices.  We use domestic coal futures contracts referenced to the 8800 Btu coal price sold from the PRB, as quoted on the Chicago Mercantile Exchange (“CME”), to help manage our exposure to market changes in domestic coal prices.

Under the international coal forward contracts, if the monthly average index price is lower than the contract price, we receive the difference, and if the monthly average index price is higher than the contract price, we pay the difference.  Under the international put options, if the monthly average index price is lower than the option price, we receive the difference, and if the monthly average index price is higher than the option price, we do not receive or pay anything.

Under the domestic coal futures contracts, if the monthly average index price is higher than the contract price, we receive the difference, and if the monthly average index price is lower than the contract price, we pay the difference.  Amounts due to us or to the CME as a result of changes in the market price of our open domestic coal futures contracts and to fulfill margin requirements are received or paid through our brokerage bank on a daily basis; therefore, there is no asset or liability on the condensed consolidated balance sheets.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2015, we held positions that are expected to settle in the following years (in thousands):

	2015	2016	Total
International Coal Forward Contracts
Notional amount (tons)	258	132	390
Net asset position	$7,870	$6,128	$13,998

International Coal Put Options
Notional amount (tons)	—	2,480	2,480
Net asset position	$—	$744	$744

Domestic Coal Futures Contracts
Notional amount (tons)	900	120	1,020

WTI Derivatives

We use derivative financial instruments, such as collars and swaps, to help manage our exposure to market changes in diesel fuel prices.  The derivatives are indexed to the West Texas Intermediate (“WTI”) crude oil price as quoted on the New York Mercantile Exchange.  As such, the nature of the derivatives does not directly offset market changes to our diesel costs.

Under a collar agreement, we pay the difference between the monthly average index price and a floor price if the index price is below the floor, and we receive the difference between the ceiling price and the monthly average index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and ceiling prices.  While we would not receive the full benefit of price decreases beyond the floor price, the collars mitigate the risk of crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on our cash flow.

Under a swap agreement, if the monthly average index price is higher than the swap price, we receive the difference and if the monthly average index price is lower than the swap price, we pay the difference.  We use the swap agreements to help fix a portion of our diesel costs for 2015 and 2016.

During the six months ended June 30, 2015, we settled a portion of our 2015 call options by either closing out those positions or entering into offsetting call option positions.  We also entered into new 2015 swap positions.  In addition, we entered into new collar arrangements and swap positions for 2016.  At June 30, 2015, we held the following WTI derivative financial instruments:

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Floor		Ceiling		Swaps
Settlement Period	Notional Amount	Weighted- Average per Barrel	Notional Amount	Weighted- Average per Barrel	Notional Amount	Weighted- Average per Barrel
	(barrels in thousands)		(barrels in thousands)		(barrels in thousands)

2015 collar positions (1)	132	$75.75	132	$80.00	—	$—
2015 swap positions (2)	—	—	—	—	214	52.80
2016 collar positions (3)	342	53.94	342	72.88	—	—
2016 swap positions (3)	—	—	—	—	342	63.39
Total	474	$60.02	474	$74.86	556	$59.31

(1)                                 Represents approximately 75% of expected diesel consumption for the third quarter of 2015.

(2)                                 Represents approximately 25% of expected diesel consumption for the third quarter of 2015 and 100% of expected diesel consumption for the fourth quarter of 2015.

(3)                                 Represents 50% of expected diesel consumption for 2016.

U.S. On-Highway Diesel Derivatives

A portion of our rail transportation cost for coal shipments to Westshore, the rail fuel surcharge, is priced using the Department of Energy’s U.S. On-Highway Diesel Fuel Prices (“U.S. On-Highway Diesel”).  During the three months ended June 30, 2015, we entered into new swap positions indexed to the U.S. On-Highway Diesel prices to help fix a portion of the rail fuel surcharge for 2015 and 2016.  Under a swap agreement, if the monthly average index price is higher than the swap price, we receive the difference, and if the monthly average index price is lower than the swap price, we pay the difference.

At June 30, 2015, we held the following U.S. On-Highway Diesel derivative financial instruments:

	Swaps
Settlement Period	Notional Amount	Weighted- Average per Gallon
	(gallons in thousands)

2015 swap positions	5,300	3.10
2016 swap positions	6,400	3.18
Total	11,700	$3.14

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offsetting and Balance Sheet Presentation

	June 30, 2015
	Gross Amounts of Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
International coal forward contracts	$13,998	$—	$—	$—	$13,998	$—
International coal put options	744	—	—	—	744	—
WTI derivative financial instruments	—	(914)	(492)	492	(492)	(422)
U.S. On-Highway Diesel derivative financial instruments	—	(1,165)	(1,165)	1,165	(1,165)	—
Total	$14,742	$(2,079)	$(1,657)	$1,657	$13,086	$(422)

	December 31, 2014
	Gross Amounts of Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
International coal forward contracts	$20,861	$(129)	$(129)	$129	$20,732	$—
WTI derivative financial instruments	—	(7,228)	(3,620)	3,620	(3,620)	(3,608)
Total	$20,861	$(7,357)	$(3,749)	$3,749	$17,111	$(3,608)

Net amounts of derivative assets are included in the Derivative financial instruments line and net amounts of derivative liabilities are included in the Accrued expenses line in the condensed consolidated balance sheets.  There were no cash collateral requirements at June 30, 2015 or December 31, 2014.

Derivative Gains and Losses

Derivative mark-to-market (gains) and losses recognized in the condensed consolidated statement of operations and comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
International coal forward contracts	$1,263	$(3,490)	$(705)	$(14,082)
International coal put options	5,053	—	5,053	—
Domestic coal futures contracts	761	845	4,658	(989)
WTI derivative financial instruments	(5,480)	(157)	(2,625)	(466)
U.S. On-Highway Diesel derivative financial instruments	1,165	—	1,165	—
Net derivative financial instruments loss (gain)	$2,761	$(2,803)	$7,546	$(15,537)

See Note 6 for a discussion related to the fair value of derivative financial instruments.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Senior Notes

Senior notes consisted of the following (in thousands):

	June 30, 2015			December 31, 2014
	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
8.50% senior notes due 2019, net of unamortized discount	300,000	298,603	257,250	300,000	298,480	315,000

6.375% senior notes due 2024	200,000	200,000	144,000	200,000	200,000	189,500
Total senior notes	$500,000	$498,603	$401,250	$500,000	$498,480	$504,500

(1)                                 The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.

9.  Federal Coal Lease Obligations

As of June 30, 2015, we have no further committed lease by application (“LBA”) payments.  Federal coal lease obligations consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Federal coal lease obligations, current	$—	$63,970

Our federal coal lease obligations, as reflected in the condensed consolidated balance sheets, consist of discounted obligations payable to the Bureau of Land Management of the U.S. Department of the Interior (the “BLM”) discounted at an imputed interest rate.  Imputed interest is included in accrued expenses.

10.  Asset Retirement Obligations

Changes in the carrying amount of our asset retirement obligations were as follows (in thousands):

	2015	2014
Balance at January 1,	$217,312	$247,329
Accretion expense	6,890	8,217
Revisions to estimated future reclamation cash flows	(22,410)	(3,409)
Payments	(546)	(561)
Balance at June 30,	201,246	251,576
Less: current portion	(1,071)	(1,118)
Asset retirement obligation, net of current portion	$200,175	$250,458

Revisions to estimated future reclamation cash flows reflect our regular updates to our estimated costs of closure activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages, the timing of the reclamation activities, and third-party unit costs as of June 30, 2015 and 2014.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  Other Obligations

Capital Equipment Lease Obligations

From time to time, we enter into capital leases on equipment under various lease schedules, which are subject to a master lease agreement, and are pre-payable at our option.  Interest on the leases is based on the one-month London Interbank Offered Rate (“LIBOR”) plus 1.95% for a current rate of 2.13% as of June 30, 2015.  The gross value of property, plant and equipment under capital leases was $11.4 million as of June 30, 2015 and related primarily to mining equipment.  The accumulated depreciation for these items was $2.5 million at June 30, 2015, and changes thereto have been included in the Depreciation and depletion line in the condensed consolidated statements of operations.  Due to the variable nature of the imputed interest, fair value is equal to carrying value.

Future payments on capital equipment lease obligations are as follows (in thousands):

Year Ended December 31,
2015	$901
2016	1,775
2017	1,740
2018	1,705
2019	1,670
Thereafter	879
Total	8,670
Less: interest	450
Total principal payments	8,220
Less: current portion	1,632
Capital equipment lease obligations, net of current portion	$6,588

Accounts Receivable Securitization

On February 11, 2013, we executed an Accounts Receivable Securitization Facility (“A/R Securitization Program”) with a committed capacity of up to $75.0 million, which was due to expire on February 11, 2015.  On January 23, 2015, we entered into an agreement extending the term of the A/R Securitization Program until January 23, 2018.  All other terms of the program have remained substantially the same.  Certain of our subsidiaries are parties to the A/R Securitization Program.  In January 2013, we formed Cloud Peak Energy Receivables LLC (the “SPE”), a special purpose, bankruptcy-remote 100% owned subsidiary, to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties) and then transfer undivided interests in up to $75.0 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  At June 30, 2015, the A/R Securitization Program would have allowed for $32.1 million of borrowing capacity.  There were no borrowings outstanding from the A/R Securitization Program at June 30, 2015.  The SPE is consolidated into our financial statements.

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

As of June 30, 2015, no borrowings or letters of credit were outstanding under the credit facility, and we were in compliance with the covenants contained in the Credit Agreement.  Our aggregate borrowing capacity under the Credit Agreement and the A/R Securitization Program was approximately $532.1 million at June 30, 2015.

12.  Interest Expense

Interest expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Senior notes	$9,563	$9,563	$19,125	$21,577
Credit facility unutilized fee	649	562	1,384	1,223
Federal coal lease obligations imputed interest	1,488	2,612	2,847	5,224
Amortization of deferred financing costs and original issue discount	1,030	1,027	2,094	2,163
Other	45	68	93	145
Subtotal	12,775	13,832	25,543	30,332
Premium on early retirement of debt	—	—	—	13,837
Write-off of deferred financing costs and original issue discount	—	—	—	7,338
Other	—	16	—	364
Total cost of early retirement of debt and refinancings	—	16	—	21,538
Total interest expense	12,775	13,848	25,543	51,870
Less interest capitalized	(154)	(35)	(254)	(63)
Net interest expense	$12,621	$13,813	$25,289	$51,807

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  Commitments and Contingencies

Commitments

Purchase Commitments

We had outstanding purchase commitments consisting of the following (in thousands):

	June 30,	December 31,
	2015	2014
Capital Commitments
Equipment	$20,241	$11,751
Land	23,678	24,663

Supplies and Services
Coal purchase commitments	$2,110	$2,592
Transportation agreements	649,419	691,530
Materials and supplies	10,290	12,185

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

On February 7, 2014, the Colorado District Court severed the claims in WildEarth’s complaint and transferred all the claims pertaining to non-Colorado mines to the federal district courts for the states in which the mines were located.  Pursuant to this order, the challenge to Cordero Rojo’s mine plan approval (along with challenges to two other OSM approvals) was transferred to the United States District Court in Wyoming (“Wyoming District Court”) and the challenge to Spring Creek’s mine plan approval was transferred to the United States District Court for the District of Montana (“Montana District Court”).  On February 14, 2014, WildEarth voluntarily dismissed the case pending in the Wyoming District Court, thereby concluding its challenge to OSM’s approval of the Cordero Rojo mine plan.  WildEarth has continued to pursue its challenges to mine plan approvals pending in district courts in Colorado, New Mexico, and Montana.

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

Current Schedule— On October 28, 2014, the Montana District Court consolidated the WildEarth and Northern Plains cases and set a briefing schedule for resolution of all of WildEarth’s and Northern Plains’ claims through motions for summary judgment.  Plaintiffs filed their opening briefs on December 8, 2014, and under a revised schedule, briefing by all parties was completed on May 7, 2015.  The Montana District Court has scheduled an oral argument for July 31, 2015 in Billings, Montana.  Cloud Peak Energy believes WildEarth’s challenge and the related Northern Plains’ challenge against OSM are without merit.

Administrative Appeals of the BLM’s Approval of the Potential West Antelope II South Lease Modification

Background—On September 5, 2014, WildEarth filed an appeal with the Interior Board of Land Appeals (“IBLA”) challenging the BLM August 15, 2014 decision to approve Antelope Coal LLC’s proposed modification of Antelope Coal’s West Antelope II South (“WAII South”) lease.  Antelope Coal is a 100% owned subsidiary of Cloud Peak Energy.  On September 12, 2014, Powder River Basin Resource Council and Sierra Club (collectively “PRBRC”) filed an appeal with the IBLA challenging this same BLM decision.  The BLM’s decision that is the subject of both appeals approves the proposed amendment of WAII South lease.  If the lease modification is entered into, it would add approximately 15.8 million tons of coal underlying nearly 857 surface acres.  WildEarth and PRBRC have asked the IBLA to vacate the proposed WAII South lease modification and direct the BLM to prepare additional environmental analysis on the impacts of the lease modification.

Intervention by Cloud Peak Energy and State of Wyoming—On September 24, 2014 and October 6, 2014, Antelope Coal and the State of Wyoming, respectively, moved to intervene in the WildEarth and PRBRC appeals as respondents to defend the BLM’s lease modification decision.  The IBLA granted these intervention motions.

Current Schedule.  WildEarth filed its Statement of Reasons (opening brief) on October 6, 2014, and PRBRC filed its Statement of Reasons on October 10, 2014.  The BLM filed its Answer (opposition brief) on January 12, 2015 and moved for the two appeals to be consolidated.  Antelope Coal and State of Wyoming filed their respective Answers on January 20, 2015.  Briefing has been completed in both appeals.  The parties are awaiting a decision from the IBLA.  Cloud Peak Energy believes the WildEarth and PRBRC appeals challenging the BLM’s West Antelope II South lease modification decision are without merit.

Other Legal Proceedings

We are involved in other legal proceedings arising in the ordinary course of business and may become involved in additional proceedings from time to time.  We believe that there are no other legal proceedings pending that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.  Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or an accrual within a particular fiscal period may materially and adversely impact our results of operations for that period.  In addition to claims and lawsuits against us, our LBAs, LBMs, permits, and other industry regulatory processes and approvals, including those applicable to the utility and coal logistics and transportation industries, may also be subject to legal challenges that could materially and adversely impact our mining operations and results.

Tax Contingencies

Our income tax calculations are based on application of the respective U.S. federal or state tax laws.  Our tax filings, however, are subject to audit by the respective tax authorities.  Accordingly, we recognize tax benefits when it is more likely

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Concentrations of Risk and Major Customers

For the six months ended June 30, 2015 and 2014, there was no single customer that represented 10% or more of consolidated revenue.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  The credit risk is controlled through credit approvals and monitoring procedures.

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

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  Prior to 2014, the method we used to meet these reclamation obligations and to secure coal lease obligations was to provide a third-party surety bond, typically through an insurance company, or provide a letter of credit, typically through a bank.  In 2014, we were granted approval from the state of Wyoming to self-bond $200 million of our reclamation obligations within the state, subject to annual renewal requirements.  We received approval to continue self-bonding on April 14, 2015.  Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  As of June 30, 2015, we were self-bonded for $200 million and had $446.2 million of surety bonds outstanding to secure certain of our obligations to reclaim lands used for mining, secure coal lease obligations, and for other operating requirements.

14.  Postretirement Medical Plan

We maintain an unfunded postretirement medical plan to provide certain postretirement medical benefits to eligible employees.  Net periodic postretirement benefit costs included the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$1,229	$1,038	$2,458	$2,075
Interest cost	482	464	964	929
Amortization of prior service cost	313	247	626	494
Net periodic benefit cost	$2,024	$1,749	$4,048	$3,498

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  Income Taxes

Our income (loss) before income tax provision and earnings from unconsolidated affiliates is earned solely in the U.S.  The following table summarizes income taxes (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income tax benefit (expense)	$9,866	$3,489	$10,146	$9,979
Effective tax rate	15.6%	57.3%	14.9%	35.3%

Our statutory income tax rate, including state income taxes, is 37%.  The difference between the statutory income tax rate and our effective tax rate for the three and six months ended June 30, 2015 is due primarily to the impact of the lower equity-based compensation tax deduction for shares that vested during the period and the impact of the goodwill impairment, which is not deductible for tax purposes.

16.  Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax are as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
	Post- retirement Medical Plan	Post- retirement Medical Plan	Decker Defined Benefit Pension	Total
Beginning balance, January 1	$(11,299)	$(6,517)	$(3,763)	$(10,279)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	394	316	—	316
Net current period other comprehensive income (loss)	394	316	—	316
Ending balance, June 30	$(10,905)	$(6,201)	$(3,763)	$(9,963)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The reclassifications out of AOCI are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Postretirement Medical Plan (1)
Amortization of prior service costs included in cost of product sold (2)	$264	$209	$528	$418
Amortization of prior service costs included in selling, general and administrative expenses (2)	49	38	98	76
Total before tax	313	247	626	494
Tax benefit	(116)	(89)	(232)	(178)
Amounts reclassified from AOCI	$197	$158	$394	$316

(1)                                 See Note 14 for the components of our net periodic postretirement benefit costs.

(2)                                 Presented on the condensed consolidated statements of operations and comprehensive income.

17.  Earnings (Loss) per Share

Dilutive potential shares of common stock may include restricted stock and units, options, and performance units issued under our Long Term Incentive Plan (“LTIP”).  We apply the treasury stock method to determine dilution from restricted stock and units, options, and performance units.

The following table summarizes the calculation of diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator for calculation of diluted earnings (loss) per share:
Net income (loss)	$(52,897)	$(2,148)	$(57,577)	$(17,774)
Denominator for basic income (loss) per share — weighted-average shares outstanding	61,028	60,818	60,982	60,779
Dilutive effect of stock equivalents	—	—	—	—
Denominator for diluted earnings (loss) per share	61,028	60,818	60,982	60,779
Diluted earnings (loss) per share	$(0.87)	$(0.04)	$(0.94)	$(0.29)

For the periods presented, the following items were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Anti-dilutive stock equivalents	2,199	1,394	2,005	1,390

18.  Segment Information

We have reportable segments of Owned and Operated Mines, Logistics and Related Activities, and Corporate and Other.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our Owned and Operated Mines segment is characterized by the predominant focus on thermal coal production where the sale occurs at the mine site and where title and risk of loss generally pass to the customer at that point.  This segment includes our Antelope Mine, Cordero Rojo Mine, and Spring Creek Mine.  Sales in this segment are primarily to domestic electric utilities, although a portion is made to our Logistics and Related Activities segment.  Sales between reportable segments are based on prevailing market prices for arm’s length transactions.  Our mines utilize surface mining extraction processes and are all located in the PRB.  The gains and losses resulting from our domestic coal futures contracts and WTI derivative financial instruments are reported within this segment.

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

Our chief operating decision maker uses Adjusted EBITDA as the primary measure of segment reporting performance.  EBITDA represents income (loss) from continuing operations, or net income (loss), as applicable, before: (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, and (4) amortization.  Adjusted EBITDA represents EBITDA as further adjusted for accretion, which represents non-cash increases in asset retirement obligation liabilities resulting from the passage of time, and specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are:  (1) adjustments to exclude the updates to the tax agreement liability, including tax impacts of the IPO and Secondary Offering and the termination of the Tax Receivable Agreement in August 2014, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid, (3) adjustments to exclude non-cash goodwill impairment charges, and (4) adjustments to exclude the gain from the sale of our 50% non-operating interest in the Decker Mine.

Revenue

The following table presents revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Owned and Operated Mines	$206,279	$272,099	$468,078	$541,698
Logistics and Related Activities	48,591	54,683	118,031	113,196
Corporate and Other	1,219	8,267	6,450	12,639
Eliminations of intersegment sales	(11,941)	(14,198)	(30,858)	(27,617)
Consolidated revenue	$244,148	$320,850	$561,701	$639,916

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue from external customers by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
United States	$202,675	$267,489	$460,809	$534,718
South Korea	35,470	27,482	85,481	78,425
Other	6,003	25,879	15,411	26,773
Total revenue from external customers	$244,148	$320,850	$561,701	$639,916

We attribute revenue to individual countries based on the location of the physical delivery of the coal.  All of our revenue for the six months ended June 30, 2015 and 2014 originated in the U.S.

Adjusted EBITDA

The following table reconciles segment Adjusted EBITDA to net income (loss) (in thousands):

	Three Months Ended June 30,
	2015		2014
Adjusted EBITDA
Owned and Operated Mines		$17,130		$41,956
Logistics and Related Activities		(6,392)		2,699
Corporate and Other		362		1,420
Subtotal reportable segments		11,100		46,075
Eliminations		(456)		(848)
Interest expense, net		(12,571)		(13,752)
Depreciation and depletion		(19,310)		(29,200)
Amortization		(928)		—
Accretion		(3,348)		(4,088)
Income tax benefit (expense)		9,866		3,489
Tax agreement (expense) benefit (1)		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses) (2)	$(2,761)		$2,803
Inclusion of cash amounts (received) paid (3) (4) (5)	(1,135)		(6,628)
Total derivative financial instruments		(3,896)		(3,825)
Goodwill impairment		(33,355)		—
Net income (loss)		$(52,897)		$(2,148)

(1) Changes to related deferred taxes are included in income tax expense.
(2) Fair value mark-to-market (gains) losses reflected on the statement of operations.
(3) Cash gains and losses reflected within operating cash flows.
(4) Excludes premiums paid in prior periods for contracts settled during the period	$992	$—
(5) Excludes premiums paid at contract inception during the period	$5,813	$—

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2015		2014
Adjusted EBITDA
Owned and Operated Mines		$61,426		$83,152
Logistics and Related Activities		(14,730)		3,070
Corporate and Other		4,481		(448)
Subtotal reportable segments		51,177		85,774
Eliminations		(1,112)		(1,199)
Interest expense, net		(25,190)		(51,622)
Depreciation and depletion		(43,846)		(56,128)
Amortization		(1,855)		—
Accretion		(6,890)		(8,217)
Income tax benefit (expense)		10,146		9,979
Tax agreement (expense) benefit (1)		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses) (2)	$(7,546)		$15,537
Inclusion of cash amounts received (3)(4) (5)	894		(11,898)
Total derivative financial instruments		(6,652)		3,640
Goodwill impairment		(33,355)		—

Net income (loss)		$(57,577)		$(17,774)

(1) Changes to related deferred taxes are included in income tax expense.
(2) Fair value mark-to-market (gains) losses reflected on the statement of operations.
(3) Cash gains and losses reflected within operating cash flows.
(4) Excludes premiums paid in prior periods for contracts settled during the period	$2,976	$—
(5) Excludes premiums paid in at contract inception during the period	$5,813	$—

Total Assets

The following table presents total assets (in thousands):

	June 30,	December 31,
	2015	2014
Owned and Operated Mines	$1,631,506	$1,704,267
Logistics and Related Activities	87,627	92,347
Corporate and Other	274,437	363,611
Eliminations	(47)	(307)
Consolidated assets	$1,993,523	$2,159,918

As of June 30, 2015 and December 31, 2014, all of our long-lived assets were located in the U.S.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capital Expenditures

The following table presents purchases of property, plant and equipment, investment in development projects, port access contract rights, capital expenditures included in accounts payable, and assets acquired under capital leases (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Owned and Operated Mines	$22,327	$8,930
Logistics and Related Activities	—	—
Corporate and Other	2,185	1,840
Consolidated	$24,512	$10,770

19.  Equity-Based Compensation

Our LTIP permits awards to our employees and eligible non-employee directors, which we generally grant in the first quarter of each year.  The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.  In May 2011, the stockholders approved increasing the pool of shares of CPE Inc.’s common stock authorized for issuance in connection with equity-based awards under the LTIP from 3.4 million shares to 5.5 million shares.  As of June 30, 2015, approximately 1.8 million shares were available for grant, depending on the actual performance and vesting of then-outstanding awards.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of restricted stock award activity is as follows (in thousands):

	Number	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested shares at January 1, 2015	407	$18.14
Granted	460	8.05
Forfeited	(37)	15.49
Vested	(107)	16.98
Non-vested shares at June 30, 2015	723	$12.04

As of June 30, 2015, unrecognized compensation cost related to restricted stock awards was $4.6 million, which will be recognized over a weighted-average period of 2.2 years prior to vesting.

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

A summary of performance-based share unit award activity is as follows (in thousands):

	Number	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested units at January 1, 2015	497	$21.84
Granted	601	9.66
Forfeited	(73)	19.86
Vested	(97)	17.61
Non-vested units at June 30, 2015	928	$14.55

The assumptions used to estimate the fair value of the performance-based share units granted on March 2, 2015 are as follows:

Risk-free interest rate	1.0%
Expected volatility	37.7%
Term	2.8 years
Fair value (per share)	$9.66

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.  Supplemental Guarantor/Non-Guarantor Financial Information

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

•                  the release, other than the discharge through payment by the Guarantor Subsidiary, of all other guarantees by such Restricted Subsidiary of Debt (as defined in the applicable indenture) of either issuer of the senior notes or (in the case of the indenture for the $200 million senior notes due March 15, 2024) the debt of another Guarantor Subsidiary under the Credit Agreement.

The following historical financial statement information is provided for CPE Inc. and the Guarantor/Non-Guarantor Subsidiaries:

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended June 30, 2015
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$2,156	$—	$244,148	$—	$(2,156)	244,148
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization, and accretion, shown separately)	—	10	222,433	—	—	222,443
Depreciation and depletion	—	645	18,665	—	—	19,310
Amortization of port access contract rights	—	—	928	—	—	928
Accretion	—	—	3,348	—	—	3,348
Derivative financial instruments	—	—	2,761	—	—	2,761
Selling, general and administrative expenses	2,165	167	12,335	—	(2,156)	12,511
Goodwill impairment	—	—	33,355	—	—	33,355
Other operating costs	—	—	304	—	—	304
Total costs and expenses	2,165	822	294,129	—	(2,156)	294,960
Operating income (loss)	(9)	(822)	(49,981)	—	—	(50,812)
Other income (expense)
Interest income	—	50	—	—	—	50
Interest expense	—	(10,967)	(1,568)	(86)	—	(12,621)
Other, net	—	(44)	244	44	—	244
Total other income (expense)	—	(10,961)	(1,324)	(42)	—	(12,327)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(9)	(11,783)	(51,305)	(42)	—	(63,139)
Income tax benefit (expense)	1	2,876	6,983	6	—	9,866
Earnings from unconsolidated affiliates, net of tax	—	—	376	—	—	376
Earnings (losses) from consolidated affiliates, net of tax	(52,889)	(43,982)	(36)	—	96,907	—
Net income (loss)	(52,897)	(52,889)	(43,982)	(36)	96,907	(52,897)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	313	313	313	—	(626)	313
Income tax on postretirement medical plan	(116)	(116)	(116)	—	232	(116)
Other comprehensive income (loss)	197	197	197	—	(394)	197
Total comprehensive income (loss)	$(52,700)	$(52,692)	$(43,785)	$(36)	$96,513	$(52,700)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended June 30, 2014
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$1,975	$—	$315,258	$5,592	$(1,975)	320,850
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization, and accretion, shown separately)	—	28	263,358	6,736	—	270,121
Depreciation and depletion	—	778	28,444	(22)	—	29,200
Accretion	—	—	3,072	1,016	—	4,088
Derivative financial instruments	—	—	(2,803)	—	—	(2,803)
Selling, general and administrative expenses	1,975	162	12,321	—	(1,975)	12,483
Other operating costs	—	—	333	—	—	333
Total costs and expenses	1,975	968	304,725	7,730	(1,975)	313,422
Operating income (loss)	—	(968)	10,533	(2,138)	—	7,428
Other income (expense)
Interest income	—	61	—	—	—	61
Interest expense	—	(10,938)	(2,775)	(100)	—	(13,813)
Other, net	—	(116)	233	117	—	233
Total other income (expense)	—	(10,993)	(2,542)	17	—	(13,519)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	—	(11,961)	7,991	(2,121)	—	(6,091)
Income tax benefit (expense)	—	3,653	(794)	630	—	3,489
Earnings from unconsolidated affiliates, net of tax	—	—	454	—	—	454
Earnings (losses) from consolidated affiliates, net of tax	(2,148)	6,160	(1,491)	—	(2,521)	—
Net income (loss)	(2,148)	(2,148)	6,160	(1,491)	(2,521)	(2,148)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	247	247	247	—	(494)	247
Income tax on postretirement medical plan	(89)	(89)	(89)	—	178	(89)
Other comprehensive income (loss)	158	158	158	—	(316)	158
Total comprehensive income (loss)	$(1,990)	$(1,990)	$6,318	$(1,491)	$(2,837)	$(1,990)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Six Months Ended June 30, 2015
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4,275	$—	$561,701	$—	$(4,275)	561,701
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	—	18	486,742	—	—	486,760
Depreciation and depletion	—	1,292	42,554	—	—	43,846
Amortization of port access contract rights	—	—	1,855	—	—	1,855
Accretion	—	—	6,890	—	—	6,890
Derivative mark-to-market gains	—	—	7,546	—	—	7,546
Selling, general and administrative expenses	4,284	454	23,296	—	(4,275)	23,760
Goodwill impairment	—	—	33,355	—	—	33,355
Other operating costs	—	—	517	—	—	517
Total costs and expenses	4,284	1,764	602,755	—	(4,275)	604,529
Operating income (loss)	(9)	(1,764)	(41,054)	—	—	(42,828)
Other income (expense)
Interest income	—	99	—	—	—	99
Interest expense	—	(22,070)	(3,049)	(171)	—	(25,289)
Other, net	—	(131)	(93)	131	—	(93)
Total other (expense) income	—	(22,102)	(3,142)	(40)	—	(25,283)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(9)	(23,866)	(44,196)	(40)	—	(68,111)
Income tax benefit (expense)	1	3,555	6,584	6	—	10,146
Earnings from unconsolidated affiliates, net of tax	—	(1)	389	—	—	388
Earnings (losses) from consolidated affiliates, net of tax	(57,569)	(37,257)	(34)	—	94,860	—
Net income (loss)	(57,577)	(57,569)	(37,257)	(34)	94,860	(57,577)
Other comprehensive income
Postretirement medical plan amortization of prior service cost	626	626	626	—	(1,252)	626
Income tax on postretirement medical plan	(232)	(232)	(232)	—	464	(232)
Other comprehensive income	394	394	394	—	(788)	394
Total comprehensive income (loss)	$(57,183)	$(57,175)	$(36,863)	$(34)	$94,072	$(57,183)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Six Months Ended June 30, 2014
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$3,875	$—	$630,359	$9,557	$(3,875)	639,916
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	—	197	529,954	11,909	—	542,060
Depreciation and depletion	—	1,535	54,833	(240)	—	56,128
Accretion	—	—	6,186	2,032	—	8,217
Derivative mark-to-market gains	—	—	(15,537)	—	—	(15,537)
Selling, general and administrative expenses	3,875	360	24,564	—	(3,875)	24,924
Other operating costs	—	45	527	—	—	573
Total costs and expenses	3,875	2,137	600,527	13,701	(3,875)	616,365
Operating income (loss)	—	(2,137)	29,832	(4,144)	—	23,551
Other income (expense)
Interest income	—	185	—	—	—	185
Interest expense	—	(46,054)	(5,554)	(199)	—	(51,807)
Other, net	—	(781)	346	204	—	(231)
Total other (expense) income	—	(46,650)	(5,208)	5	—	(51,853)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	—	(48,787)	24,624	(4,139)	—	(28,302)
Income tax benefit (expense)	—	12,784	(4,085)	1,281	—	9,979
Earnings from unconsolidated affiliates, net of tax	—	(16)	564	—	—	549
Earnings (losses) from consolidated affiliates, net of tax	(17,774)	18,245	(2,858)	—	2,387	—
Net income (loss)	(17,774)	(17,774)	18,245	(2,858)	2,387	(17,774)
Other comprehensive income
Postretirement medical plan amortization of prior service cost	494	494	494	—	(988)	494
Income tax on postretirement medical plan	(178)	(178)	(178)	—	356	(178)
Other comprehensive income	316	316	316	—	(632)	316
Total comprehensive income (loss)	$(17,458)	$(17,458)	$18,561	$(2,858)	$1,755	$(17,458)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	June 30, 2015
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$94,100	$1,438	$—	$—	$95,538
Accounts receivable	—	—	7,152	45,062	—	52,214
Due from related parties	—	—	530,927	—	(528,454)	2,473
Inventories, net	—	7,104	71,610	—	—	78,714
Deferred income taxes	—	—	21,715	—	(45)	21,670
Derivative financial instruments	—	—	13,086	—	—	13,086
Other assets	4,618	27	15,977	—	—	20,622
Total current assets	4,618	101,231	661,905	45,062	(528,499)	284,317
Noncurrent assets
Property, plant and equipment, net	—	5,480	1,538,378	—	—	1,543,858
Port access contract rights, net	—	—	51,925	—	—	51,925
Goodwill	—	—	2,280	—	—	2,280
Deferred income taxes	—	37,482	26,179	6	(413)	63,254
Other assets	1,050,926	1,881,030	35,595	—	(2,919,662)	47,889
Total assets	$1,055,544	$2,025,223	$2,316,262	$45,068	$(3,448,574)	$1,993,523

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$3	$2,156	$45,440	$20	$—	$47,620
Royalties and production taxes	—	—	110,830	—	—	110,830
Accrued expenses	1,692	4,781	31,572	—	—	38,045
Due to related parties	20,884	468,760	—	38,810	(528,454)	—
Other liabilities	—	45	1,632	—	(45)	1,632
Total current liabilities	22,579	475,742	189,474	38,830	(528,499)	198,127
Noncurrent liabilities
Senior notes	—	498,603	—	—	—	498,603
Asset retirement obligations, net of current portion	—	—	200,175	—	—	200,175
Deferred income taxes	413	—	—	—	(413)	—
Accumulated postretirement medical benefit obligation, net of current portion	—	—	53,691	—	—	53,691
Other liabilities	—	—	10,375	—	—	10,375
Total liabilities	22,992	974,345	453,715	38,830	(528,912)	960,971
Commitments and Contingencies (Note 13)
Total equity	1,032,552	1,050,878	1,862,547	6,238	(2,919,662)	1,032,552
Total liabilities and equity	$1,055,544	$2,025,223	$2,316,262	$45,068	$(3,448,574)	$1,993,523

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
Commitments and Contingencies (Note 13)
Total equity	1,087,834	1,108,053	1,899,119	6,271	(3,013,443)	1,087,834
Total liabilities and equity	$1,108,393	$2,133,795	$2,459,855	$72,676	$(3,614,802)	$2,159,918

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Six Months Ended June 30, 2015
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(71,307)	$86,194	$—	$—	$14,887

Investing activities
Purchases of property, plant and equipment	—	(2,123)	(12,659)	—	—	(14,782)
Investment in development projects	—	—	(1,500)	—	—	(1,500)
Payment of restricted cash	—	—	(6,500)	—	—	(6,500)
Other	—	—	(184)	—	—	(184)
Net cash provided by (used in) investing activities	—	(2,123)	(20,843)	—	—	(22,966)

Financing activities
Principal payments of federal coal leases	—	—	(63,970)	—	—	(63,970)
Payment of deferred financing costs	—	(2)	(339)	—	—	(341)
Other	—	—	(817)	—	—	(817)
Net cash provided by (used in) financing activities	—	(2)	(65,126)	—	—	(65,128)

Net increase (decrease) in cash and cash equivalents	—	(73,432)	225	—	—	(73,207)
Cash and cash equivalents at beginning of period	—	167,532	1,213	—	—	168,745
Cash and cash equivalents at the end of period	$—	$94,100	$1,438	$—	$—	$95,538

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words.  You should read statements that contain these words carefully because they discuss our current plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters.  While we believe that these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate.  Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions.  The factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (our “2014 Form 10-K”), as well as any cautionary language in this report, describe the known material risks, uncertainties, and events that may cause our actual results to differ materially and adversely from the expectations we describe in our forward-looking statements.  Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them.  You are cautioned not to place undue reliance on the forward-looking statements contained herein.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.  The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

•                  the timing and extent of any recovery for depressed coal industry conditions, domestically and internationally, and the impact of any recovery on our company;

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

•                  coal-fired power plant capacity and utilization, including the impact of climate change or other environmental regulations, energy policies, political pressures, NGO activities, and other factors that may cause domestic and international electric utilities to continue to phase out or close existing coal-fired power plants, reduce or eliminate construction of any new coal-fired power plants, or reduce consumption of coal from the Powder River Basin (“PRB”);

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

•                  our ability to obtain required surety bonds and provide any associated collateral on commercially reasonable terms and our ability to continue to self-bond;

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

•                  liquidity constraints, including those resulting from the cost or unavailability of financing due to debt and equity capital and credit market conditions for the coal sector or in general, changes in our credit rating, or our compliance with the covenants in our debt agreements;

•                  volatility and recent decline in the price of our common stock;

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

In 2012, we acquired the Youngs Creek project.  It is a permitted but undeveloped surface mine project in the Northern PRB region located 13 miles north of Sheridan, Wyoming, contiguous with the Wyoming-Montana state line.  The Youngs Creek project is approximately seven miles south of our Spring Creek Mine and seven miles from the mainline railroad, and is near the Crow project.  We have not yet been able to classify the Youngs Creek project mineral rights as proven and probable reserves as they remain subject to further exploration and evaluation.  In 2013, we entered an option to lease agreement and a corresponding exploration agreement with the Crow Tribe of Indians.  The Crow project is located on the Crow Indian Reservation in southeast Montana.  We are in the process of evaluating the development options for the Youngs Creek project and the Crow project and believe that their proximity to the Spring Creek Mine represents an opportunity to optimize our mine developments in the Northern PRB.  For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.

We continue to manage our sales of PRB coal and delivery services business to Asian export customers.  In 2014, our logistics business was the largest U.S. exporter of thermal coal into South Korea.  Exports at the Westshore Terminals Limited Partnership port (“Westshore”) for 2015 are currently forecast to be approximately 4.3 million tons, which reflects our previously announced reduction of export shipments by approximately 1 million tons and an additional agreement with Westshore to further reduce our 2015 second half shipments by approximately 0.9 million tons.  In addition, we are currently in discussions with our rail and port partners and expect to reduce export volumes in 2016 if weak pricing for seaborne thermal coal persists.

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

We entered into coal forward and futures contracts that are scheduled to settle at various dates through 2016 to hedge a portion of our export and domestic coal sales prices.  We have also entered into WTI derivative financial instruments to hedge our diesel fuel costs and U.S. On-Highway Diesel derivatives to hedge a portion of our rail fuel surcharge related to coal shipped to Westshore.

Current Considerations

Owned and Operated Mines Segment

We are expecting shipments to improve significantly in the second half of the year as customers normally take more of their contracted volumes after the summer cooling season in preparation for winter.  In addition, a major customer who reduced shipments during the first half of the year due to a plant failure is planning to take their remaining contracted tons in the second half of the year.  Our mines are well positioned with the equipment, manpower, and inventory to meet anticipated 2015 demand.

Significantly increased natural gas production and a relatively mild winter have led to a sustained drop in natural gas prices and an increase in coal and natural gas inventories.  During April of this year, electricity generated from natural gas exceeded coal-fired electricity generation for the first time.  Low oil and natural gas prices have led to a significant slowdown in drilling in many U.S. oil and natural gas fields.  However, due to a large inventory of drilled wells and increased productivity, oil and natural gas production continues to grow, keeping natural gas prices depressed.  The level of cooling demand this summer and natural gas production volumes will drive pricing for natural gas and later coal as we go into the winter.

While the Mercury and Air Toxics Standards (“MATS”) regulation was overturned by the Supreme Court, this is not expected to cause an increase in coal burn due to the long-term nature of decisions on plant closures that utilities made before the rule was implemented.  While the Supreme Court decision may allow some coal plants to operate longer than expected under MATS, these plants are likely to improve grid stability more than increase coal burn.  Several customers had previously indicated that they would increase utilization from the coal units they plan to keep open under the proposed MATS rule, which will partially offset some declines due to closures.

In the near term, weather related demand and natural gas prices are the largest factors impacting the coal market, although the regulatory burden against coal and subsidies for renewable energy are continually decreasing overall coal demand and likely to lead to increased electricity prices for consumers.  Currently we expect total U.S. demand to decline by approximately 75 to 100 million tons and are forecasting that PRB demand could decline by 30 to 40 million tons for 2015 compared to 2014.

Logistics and Related Activities Segment

The international thermal coal environment is characterized by reduced Chinese coal imports, strong Asian demand growth outside China, continued oversupply, and a strong U.S. dollar.  We continue to see growing demand for PRB coal and our logistics services from our Asian customers, and we continue to have successful test burns in our target markets.

While the strong U.S. dollar has improved the economics for coal producers in Australia and Indonesia, we do not believe new production capacity will be built at current price levels.  Given the large number of Asian plants currently being built to take imported coal and the growth in Indian imports, we still believe the current oversupply will be overcome by growing demand.

The level of Chinese thermal coal imports this year is unclear and will have a significant impact on the international supply demand balance and a direct impact on pricing.  As international prices have fallen, China has moved to protect its domestic coal producers by raising import taxes and restricting imports of lower quality coals, which are currently depressing prices in other markets

Asset Impairments

The carrying value of our long-lived assets, including goodwill, port access contract rights, and mineral reserves is sensitive to declines in domestic and international coal prices.  These assets are at risk of impairment if future prices continue to decline.  The cash flow model that we use to assess impairment includes numerous assumptions, such as our current estimates of forecast coal production, market outlook on forward commodity prices, operating and development costs, and discount rates.  A decrease in forward prices alone could result in an impairment of our long-lived assets.  In addition, the denial of regulatory approval could also result in an impairment of certain of these assets.  Due to the weak market outlook for 8400 Btu coal, we recorded a non-cash impairment charge of $33.4 million related to goodwill at our 8400 Btu Cordero Rojo Mine during the three months ended June 30, 2015.  This represents a full write down of the Cordero Rojo Mine’s goodwill, which was originally recorded in 1997, as of June 30, 2015.

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

In June 2014, the EPA announced its proposed New Source Performance Standards under the Clean Air Act for reducing carbon dioxide emissions from existing fossil-fired power plants.  This proposed rule aims to cut carbon dioxide emissions from existing power plants by 30% from the 2005 levels by 2030, with emission reductions scheduled to commence in 2020.  The EPA has indicated that it will issue a final rule on its “Clean Power Plan” in August 2015.  The EPA further proposes that states will have until June 30, 2016 to submit plans to implement the finalized rule.  For now, this rule has just been proposed, and we are not in a position to determine what the outcome of any rulemaking process or legal challenges to the rule will be.  Two legal challenges to the proposed rulemaking were already denied as untimely by the D.C.

Circuit Court of Appeals and a federal court in Oklahoma.  Similar judicial challenges are likely to be filed in the future once these regulations are finalized. Nevertheless, if the EPA were to finalize the rule along the lines of the proposal, the market for coal would be decreased, potentially significantly.  While we believe that we are similarly situated with other producers of coal relative to any final rule that may be adopted by the EPA, we are not in a position to make any meaningful determination about the extent of the impacts to our operations at this early stage in the rulemaking process.

In June 2015, the United States Supreme Court decided Michigan v. the EPA, which held that the EPA should have considered the compliance costs associated with its MATS in deciding to regulate power plants under Section 112(n)(1) of the Clean Air Act.  The Court did not vacate the MATS rule, and it remains to be seen what action the D.C. Circuit Court of Appeals will take on remand to conform its prior judgment to the Court’s opinion.  If the rule is vacated, it is unclear how and when the EPA might reevaluate its decision to regulate emissions of mercury and other toxic pollutants from power plants in light of the Supreme Court’s instruction to consider the compliance costs of any such program pursuant to Section 112(n)(1); the EPA may re-propose the MATS rule or otherwise pursue regulation of emissions of mercury and other toxic pollutants from power plants in the future.  The MATS rule was expected to result in the retirement of certain older coal plants.  It remains to be seen whether any such plants may reevaluate their decision to retire following the Supreme Court’s decision, or whether plants that have already installed certain controls to comply with MATS will continue to operate them at all times.

In May 2015, the EPA released a final rule that sets forth changes to its definition of “waters of the United States” under the Clean Water Act (“CWA”). Although the EPA has stated that the rule does not create any new permitting requirements and maintains all previous exemptions and exclusions to CWA jurisdiction, we are currently evaluating the effects, if any, the finalized rule may have on our operations or permitting obligations. Any expansion to CWA jurisdiction could impose additional permitting obligations on our operations, which may adversely impact our coal production or results of operations.

In May 2015, the Bureau of Land Management (“BLM”) and the U.S. Forest Service issued a series of final Environmental Impact Statements (“EISs”) for proposed land use plan amendments incorporating conservation measures for the greater sage-grouse in ten western states, including Wyoming. Following the conclusion of a 30-day public comment period, land use plan amendments associated with the EISs will undergo a 60-day state review period. The U.S. Fish and Wildlife Service has stated that it will utilize these land use plans in its formal review of the greater sage-grouse listing status under the Endangered Species Act.  The BLM has stated that the EISs focus on conserving Priority Habitat areas that have been identified as having the highest value to maintaining the species and its habitat and contain land use measures designed to minimize or avoid habitat disturbance.  The BLM has also stated that the plans honor all valid, existing rights, including those for oil and gas development, rights-of-way, locatable minerals, and other permitting projects.  If the greater sage-grouse is listed as a threatened or endangered species by the USFWS, this could significantly impair our ability to conduct our mining operations or result in increased operating costs, heightened difficulty in obtaining future mining permits, or the need to implement additional mitigation measures.

Adjusted EBITDA and Adjusted EPS

EBITDA, Adjusted EBITDA and Adjusted EPS are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles in the U.S. (“U.S. GAAP”).  A quantitative reconciliation of Adjusted EBITDA to net income (loss) and Adjusted EPS to EPS (as defined below) is found in the tables below.

EBITDA represents net income (loss) before: (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, and (4) amortization.  Adjusted EBITDA represents EBITDA as further adjusted for accretion, which represents non-cash increases in asset retirement obligation liabilities resulting from the passage of time, and specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are:  (1) adjustments to exclude the updates to the tax agreement liability, including tax impacts of the IPO and Secondary Offering and the termination of the Tax Receivable Agreement in August 2014, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid, (3) adjustments to exclude non-cash goodwill impairment charges, and (4) adjustments to exclude the gain from the sale of our 50% non-operating interest in the Decker Mine in September 2014.  We enter into certain derivative financial instruments such as put options that require the payment of premiums at contract inception.  The reduction in the premium value over time is reflected in the mark-to-market gains or losses.  Our calculation of Adjusted

EBITDA does not include premiums paid for derivative financial instruments; either at contract inception, as these payments pertain to future settlement periods, or in the period of contract settlement, as the payment occurred in a preceding period.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Summary

The following table summarizes key results (in millions, except per share amounts):

	Three Months Ended
	June 30,		Change
	2015	2014	Amount	Percent
Total tons sold	16.0	21.0	(5.0)	(23.8)
Total revenue	$244.1	$320.9	$(76.8)	(23.9)
Net income (loss)	$(52.9)	$(2.1)	$(50.8)	(2,419.0)
Adjusted EBITDA (1)	$10.6	$45.2	$(34.6)	(76.5)
Adjusted EPS (1)	$(0.28)	$—	$(0.28)	*

*                                   Not meaningful.

(1)                           Non-GAAP measure; please see definition above and reconciliation below.

Adjusted EBITDA and Adjusted EPS

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA, diluted earnings (loss) per common share to Adjusted EPS, and segment Adjusted EBITDA to net income (loss) (in millions, except per share amounts):

Adjusted EBITDA

	Three Months Ended
	June 30,
	2015		2014
Net income (loss)		$(52.9)		$(2.1)
Interest income		—		(0.1)
Interest expense		12.6		13.8
Income tax (benefit) expense		(9.9)		(3.5)
Depreciation and depletion		19.3		29.2
Amortization		0.9		—
EBITDA		(30.0)		37.3
Accretion		3.3		4.1
Tax agreement expense (benefit) (1)		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)(2)	$2.8		$(2.8)
Inclusion of cash amounts received (paid)(3)(4)(5)	1.1		6.6
Total derivative financial instruments		3.9		3.8
Gain on sale of Decker Mine interest		—		—
Goodwill impairment		33.4		—
Adjusted EBITDA		$10.6		$45.2

(1) Changes to related deferred taxes are included in income tax expense.
(2) Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.
(3) Cash amounts received and paid reflected within operating cash flows.
(4) Excludes premiums paid in prior periods for contracts settled during the period	$1.0	$—
(5) Excludes premiums paid at contract inception during the period	$5.8	$—

Adjusted EBITDA by Segment

	Three Months Ended
	June 30,
	2015		2014
Owned and Operated Mines
Adjusted EBITDA		$17.1		$42.0
Depreciation and depletion		(18.7)		(28.4)
Accretion		(3.2)		(2.9)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	$4.7		$(0.7)
Inclusion of cash amounts (received) paid (1)	2.7		0.8
Total derivative financial instruments		7.4		0.1
Goodwill impairment		(33.4)		—
Other		(0.1)		(0.3)
Operating income (loss)		(30.9)		10.5

Logistics and Related Activities
Adjusted EBITDA		(6.4)		2.7
Amortization		(0.9)		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	(7.5)		3.5
Inclusion of cash amounts (received) paid (2)	(3.9)		(7.5)
Total derivative financial instruments		(11.4)		(4.0)
Operating income (loss)		(18.7)		(1.3)

Corporate and Other
Adjusted EBITDA		0.4		1.4
Depreciation and depletion		(0.6)		(0.8)
Accretion		(0.1)		(1.2)
Other		(0.5)		(0.4)
Operating income (loss)		(0.8)		(1.0)

Eliminations
Adjusted EBITDA		(0.5)		(0.8)
Operating loss		(0.5)		(0.8)
Consolidated operating income (loss)		(50.8)		7.4
Interest income		—		0.1
Interest expense		(12.6)		(13.8)
Other, net		0.2		0.2
Income tax (expense) benefit		9.9		3.5
Earnings from unconsolidated affiliates, net of tax		0.4		0.5
Net income (loss)		$(52.9)		$(2.1)

(1) Excludes premiums paid in prior periods for contracts settled during the period	$1.0	$—
(2) Excludes premiums paid at contract inception during the period	$5.8	$—

Adjusted EPS

	Three Months Ended
	June 30,
	2015		2014
Diluted earnings (loss) per common share		$(0.87)		$(0.04)
Tax agreement expense (benefit) including tax impacts of IPO and Secondary Offering		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)	$0.03		$(0.03)
Inclusion of cash amounts received (paid) (1) (2)	0.01		0.07
Total derivative financial instruments		0.04		0.04
Refinancing transaction:
Exclusion of cash interest for early retirement of debt	—		—
Exclusion of non-cash interest for deferred finance fee write-off	—		—
Total refinancing transaction		—		—
Gain on sale of Decker Mine interest		—		—
Goodwill impairment		0.55		—
Adjusted EPS		$(0.28)		$—
Weighted-average dilutive shares outstanding (in millions)		61.0		60.8

(1) Excludes per share impact of premiums paid in prior periods for contracts settled during the period	$0.01	$—
(2) Excludes per share impact of premiums paid at contract inception during the period	$0.06	$—

Results of Operations

Revenue

The following table presents revenue (in millions except per ton amounts):

	Three Months Ended
	June 30,		Change
	2015	2014	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$12.76	$13.08	$(0.32)	(2.4)
Tons sold	16.0	20.6	(4.6)	(22.3)

Coal revenue	$203.7	$269.2	$(65.5)	(24.3)
Other revenue	$2.6	$2.9	$(0.3)	(10.3)
Logistics and Related Activities
Total tons delivered	1.4	1.2	0.2	16.7
Asian export tons	1.0	1.0	—	—

Revenue	$48.6	$54.7	$(6.1)	(11.2)
Corporate and Other
Revenue	$1.2	$8.3	$(7.1)	(85.5)
Eliminations of Intersegment Sales
Revenue	$(12.0)	$(14.2)	$2.2	15.5
Total Consolidated
Revenue	$244.1	$320.9	$(76.8)	(23.9)

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 (in millions):

Three months ended June 30, 2014	$269.2
Changes associated with volumes	(60.5)
Changes associated with prices	(5.0)
Three months ended June 30, 2015	$203.7

Revenue decreased for the three months ended June 30, 2015 compared to 2014 due to decreases in both tons shipped and realized price per ton sold.  Volumes decreased as a result of the previously announced plan to reduce production at Cordero Rojo Mine.  Shipments during the quarter were further impacted by decreased customer demand resulting from low natural gas prices and stockpiles reaching above-target levels, as well as weather-related disruptions to both the mines and rail transportation.  Prices for the three months ended June 30, 2015 were down compared to 2014 as the domestic coal market continues to be depressed.

Logistics and Related Activities Segment

Revenue decreased for the three months ended June 30, 2015 compared to 2014 due to continued weak international prices for seaborne coal. This was partially offset by an increase in the volume of domestic deliveries coordinated in the three months ended June 30, 2015 compared to 2014.

Our Asian delivered sales are priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria.  These indices include the Newcastle benchmark price.  Based on the comparative quality and transport costs, our delivered sales are generally priced at approximately 60% to 75% of the forward Newcastle price.

Corporate and Other Segment

Revenue decreased due to lower broker revenue.  Additionally, there were no sales during the three months ended June 30, 2015 for the Decker Mine, which was sold in September 2014.

Cost of Product Sold

The following table presents cost of product sold (in millions, except per ton amounts):

	Three Months Ended
	June 30,		Change
	2015	2014	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$10.75	$10.48	$0.27	2.6

Cost of product sold (produced coal)	$171.5	$215.8	$(44.3)	(20.5)
Other cost of product sold	2.3	2.6	(0.3)	(11.5)
Logistics and Related Activities
Cost of product sold	59.0	57.9	1.1	1.9
Corporate and Other
Cost of product sold	1.1	7.1	(6.0)	(84.5)
Eliminations of Intersegment Sales
Cost of product sold	(11.5)	(13.3)	1.8	13.5
Total Consolidated
Cost of product sold	$222.4	$270.1	$(47.7)	(17.7)

Owned and Operated Mines Segment

Cost of product sold decreased primarily as a result of 4.6 million fewer tons of coal sold in the three months ended June 30, 2015 as compared to 2014.  The average cost per ton sold increased primarily as a result of costs attributed to fewer tons sold partially offset by a decrease in our diesel costs in the three months ended June 30, 2015 as compared to 2014.

Logistics and Related Activities Segment

Cost of product sold increased primarily due to the increase in the volume of domestic deliveries coordinated and higher port handling costs on a per ton basis, partially offset by a decrease in freight costs due to lower fuel surcharge costs for the three months ended June 30, 2015 as compared to 2014.

Corporate and Other Segment

Cost of product sold decreased as the three months ended June 30, 2014 included the results of our interest in the Decker Mine, which was sold in September 2014.

Operating Income (Loss)

The following table presents operating income (loss) (in millions):

	Three Months Ended
	June 30,		Change
	2015	2014	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$(30.9)	$10.5	$(41.4)	(394.3)
Logistics and Related Activities
Operating income (loss)	(18.7)	(1.3)	(17.4)	(1,338.5)
Corporate and Other
Operating income (loss)	(0.8)	(1.0)	0.2	20.0
Eliminations of Intersegment Sales
Operating income (loss)	(0.5)	(0.8)	0.3	37.5
Total Consolidated
Operating income (loss)	$(50.8)	$7.4	$(58.2)	(786.5)

Owned and Operated Mines Segment

In addition to the revenue and cost of product sold factors previously discussed, operating income decreased due to the goodwill impairment charge of $33.4 million recognized in the three months ended June 30, 2015.  This was partially offset by lower depreciation and depletion expense due to lower shipments and by mark-to-market gains of $4.7 million recognized on our WTI derivative financial instruments and our domestic coal futures contracts in the three months ended June 30, 2015 as compared to losses of $0.7 million in 2014.

Logistics and Related Activities Segment

In addition to the revenue and cost of product sold factors previously discussed, operating loss increased due to losses recognized on our international coal forward contracts and put options of $6.3 million in the three months ended June 30, 2015 as compared to gains of $3.5 million in 2014.

Corporate and Other Segment

Operating loss for our Corporate and Other segment decreased primarily due to the revenue and cost of product sold factors previously discussed.

Other Income (Expense)

The following table presents other expense (in millions):

	Three Months Ended
	June 30,		Change
	2015	2014	Amount	Percent
Other income (expense)	$(12.3)	$(13.5)	$1.2	8.9

Other expense for the three months ended June 30, 2015 as compared to 2014 decreased primarily as a result of lower interest expense related to our federal coal lease obligations.

Income Tax Provision

The following table presents income tax provision (in millions):

	Three Months Ended
	June 30,		Change
	2015	2014	Amount	Percent
Income tax benefit (expense)	$9.9	$3.5	$6.4	182.9
Effective tax rate	15.6%	57.3%	(41.7)	(72.8)

Our statutory income tax rate, including state income taxes, is 37%.  The difference between the statutory income tax rate and our effective tax rate for the three months ended June 30, 2015 is due primarily to the impact of the goodwill impairment, which is not deductible for tax purposes.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Summary

The following table summarizes key results (in millions, except per share amounts):

	Six Months Ended
	June 30,		Change
	2015	2014	Amount	Percent
Total tons sold	35.8	41.7	(5.9)	(14.1)
Total revenue	$561.7	$639.9	$(78.2)	(12.2)
Net income	$(57.6)	$(17.8)	$(39.8)	(223.6)
Adjusted EBITDA (1)	$50.1	$84.6	$(34.5)	(40.8)
Adjusted EPS (1)	$(0.33)	$(0.11)	$(0.22)	(200.0)

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

Adjusted EBITDA and Adjusted EPS

The following tables present a reconciliation of net income to Adjusted EBITDA, diluted earnings per common share to Adjusted EPS, and segment Adjusted EBITDA to net income (in millions, except per share amounts):

Adjusted EBITDA

	Six Months Ended
	June 30,
	2015		2014
Net income (loss)		$(57.6)		$(17.8)
Interest income		(0.1)		(0.2)
Interest expense		25.3		51.8
Income tax (benefit) expense		(10.1)		(10.0)
Depreciation and depletion		43.8		56.1
Amortization		1.9		—
EBITDA		3.2		80.0
Accretion		6.9		8.2
Tax agreement expense (benefit) (1)		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)(2)	$7.5		$(15.5)
Inclusion of cash amounts received (paid)(3)(4)(5)	(0.9)		11.9
Total derivative financial instruments		6.6		(3.6)
Gain on sale of Decker Mine interest		—		—
Goodwill impairment		33.4		—
Adjusted EBITDA		$50.1		$84.6

(1) Changes to related deferred taxes are included in income tax expense.
(2) Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.
(3) Cash amounts received and paid reflected within operating cash flows.
(4) Excludes premiums paid in prior periods for contracts settled during the period	$3.0	$—
(5) Excludes premiums paid at contract inception during the period	$5.8	$—

Adjusted EBITDA by Segment

	Six Months Ended
	June 30,
	2015		2014
Owned and Operated Mines
Adjusted EBITDA		$61.4		$83.2
Depreciation and depletion		(42.5)		(54.8)
Accretion		(6.6)		(5.9)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	$(2.0)		$1.5
Inclusion of cash amounts (received) paid (1)	8.3		(1.0)
Total derivative financial instruments		6.3		0.5
Goodwill impairment		(33.4)		—
Other		0.1		(0.4)
Operating income (loss)		(14.7)		22.6

Logistics and Related Activities
Adjusted EBITDA		(14.7)		3.1
Amortization		(1.9)		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	(5.5)		14.1
Inclusion of cash amounts (received) paid (2)	(7.5)		(10.9)
Total derivative financial instruments		(13.0)		3.2
Operating income (loss)		(29.6)		6.2

Corporate and Other
Adjusted EBITDA		4.5		(0.4)
Depreciation and depletion		(1.3)		(1.3)
Accretion		(0.3)		(2.3)
Other		(0.4)		(0.1)
Operating income (loss)		2.5		(4.1)

Eliminations
Adjusted EBITDA		(1.1)		(1.2)
Operating loss		(1.1)		(1.2)
Consolidated operating income (loss)		(42.8)		23.6
Interest income		0.1		0.2
Interest expense		(25.3)		(51.8)
Other, net		(0.1)		(0.2)
Income tax (expense) benefit		10.1		10.0
Earnings from unconsolidated affiliates, net of tax		0.4		0.5
Net income (loss)		$(57.6)		$(17.8)

(1) Excludes premiums paid in prior periods for contracts settled during the period	$3.0	$—
(2) Excludes premiums paid at contract inception during the period	$5.8	$—

Adjusted EPS

	Six Months Ended
	June 30,
	2015		2014
Diluted earnings per common share		$(0.94)		$(0.29)
Tax agreement expense including tax impacts of IPO and Secondary Offering		—		—
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)	$0.08		$(0.16)
Inclusion of cash amounts received (paid) (1) (2)	(0.01)		0.12
Total derivative financial instruments		0.07		(0.04)
Refinancing transaction:
Exclusion of cash interest for early retirement of debt	—		0.15
Exclusion of non-cash interest for deferred finance fee write-off	—		0.08
Total refinancing transaction		—		0.23
Gain on sale of Decker Mine Interest		—		—
Goodwill impairment		0.55		—
Adjusted EPS		$(0.33)		$(0.11)
Weighted-average dilutive shares outstanding (in millions)		61.0		60.8

(1) Excludes per share impact of premiums paid in prior periods for contracts settled during the period	$0.03	$—
(2) Excludes per share impact of premiums paid at contract inception during the period	$0.06	$—

Results of Operations

Revenue

The following table presents revenue (in millions except per ton amounts):

	Six Months Ended
	June 30,		Change
	2015	2014	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$12.92	$13.05	$(0.13)	(1.0)
Tons sold	35.7	41.0	(5.3)	(12.9)

Coal revenue	$460.9	$535.4	$(74.5)	(13.9)
Other revenue	$7.2	$6.3	$0.9	14.3
Logistics and Related Activities
Total tons delivered	3.1	2.4	0.7	29.2
Asian export tons	2.4	2.0	0.4	20.0

Revenue	$118.0	$113.2	$4.8	4.2
Corporate and Other
Revenue	$6.5	$12.6	$(6.1)	(48.4)
Eliminations of Intersegment Sales
Revenue	$(30.9)	$(27.6)	$(3.3)	(12.0)
Total Consolidated
Revenue	$561.7	$639.9	$(78.2)	(12.2)

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 (in millions):

Six months ended June 30, 2014	$535.4
Changes associated with volumes	(70.1)
Changes associated with prices	(4.4)
Six months ended June 30, 2015	$460.9

Volumes decreased for the six months ended June 30, 2015 compared to 2014 as we continued to execute on our previously announced plan to reduce production at Cordero Rojo Mine.  Additionally, customer demand has been impacted by low natural gas prices and increased inventory stockpiles.  Prices for the six months ended June 30, 2015 decreased compared to 2014 as the domestic coal market continues to be depressed.

Logistics and Related Activities Segment

The volume of Asian deliveries through the port increased in the six months ended June 30, 2015 compared to 2014.  In addition, domestic deliveries coordinated also increased in the same period. The increased revenue from the higher volumes was partially offset by continued weak international prices for seaborne coal.

Our Asian delivered sales are priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria.  These indices include the Newcastle benchmark price.  Based on the comparative quality and transport costs, our delivered sales are generally priced at approximately 60% to 75% of the forward Newcastle price.

Corporate and Other Segment

Revenue decreased for the six months ended June 30, 2015 compared 2014 primarily due to lower broker revenue.  Additionally, there were no sales during the six months ended June 30, 2015 for the Decker Mine, which was sold in September 2014.  These decreases were partially offset by a $3.3 million contract buyout in the period.

Cost of Product Sold

The following table presents cost of product sold (in millions except per ton amounts):

	Six Months Ended
	June 30,		Change
	2015	2014	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$10.34	$10.56	$(0.22)	(2.1)

Cost of product sold (produced coal)	$368.9	$433.2	$(64.3)	(14.8)
Other cost of product sold	5.9	5.0	0.9	18.0
Logistics and Related Activities
Cost of product sold	139.8	117.6	22.2	18.9
Corporate and Other
Cost of product sold	1.9	12.7	(10.8)	(85.0)
Eliminations of Intersegment Sales
Cost of product sold	(29.7)	(26.4)	(3.3)	(12.5)
Total Consolidated
Cost of product sold	$486.8	$542.1	$(55.3)	(10.2)

Owned and Operated Mines Segment

Cost of product sold decreased primarily as a result of 5.3 million fewer tons of coal sold in the six months ended June 30, 2015 as compared to 2014.  The average cost per ton sold decreased primarily as a result of a decrease in our diesel costs partially offset by attributing costs to fewer tons sold.

Logistics and Related Activities Segment

Cost of product sold increased primarily due to the increase in the volume of Asian tons delivered through the port and in the volume of domestic deliveries coordinated.  Higher demurrage and port handling costs were also incurred in the six months ended June 30, 2015 as compared to 2014.

Corporate and Other Segment

Cost of product sold decreased as the six months ended June 30, 2014 included the results of our interest in the Decker Mine, which was sold in September 2014.

Operating Income (Loss)

The following table presents operating income (loss) (in millions):

	Six Months Ended
	June 30,		Change
	2015	2014	Amount	Percent
Owned and Operated Mines
Operating income	$(14.7)	$22.6	$(37.3)	(165.0)
Logistics and Related Activities
Operating income (loss)	(29.6)	6.2	(35.8)	(577.4)
Corporate and Other
Operating income (loss)	2.5	(4.1)	6.6	161.0
Eliminations of Intersegment Sales
Operating loss	(1.1)	(1.2)	0.1	8.3
Total Consolidated
Operating income (loss)	$(42.8)	$23.6	$(66.4)	(281.4)

Owned and Operated Mines Segment

In addition to the revenue and cost of product sold factors previously discussed, the decrease in operating income was due to mark-to-market losses of $4.7 million recognized on our domestic coal futures contracts in the six months ended June 30, 2015 as compared to gains of $1.0 million recognized in 2014 and due to the goodwill impairment charge of $33.4 million recognized in the six months ended June 30, 2015.  These were partially offset by lower depreciation and depletion expense in the six months ended June 30, 2015 due to lower shipments as compared to 2014.

Logistics and Related Activities Segment

In addition to the revenue and cost of product sold factors previously discussed, operating loss increased due to losses recognized on our international coal forward contracts and put options of $4.3 million due to slight increases in Newcastle forward prices in the six months ended June 30, 2015 as compared to gains of $14.1 million in 2014.

Corporate and Other Segment

Operating loss for our Corporate and Other segment increased primarily due to the revenue and cost of product sold factors previously discussed.

Other Income (Expense)

The following table presents other income (expense) (in millions):

	Six Months Ended
	June 30,		Change
	2015	2014	Amount	Percent
Other income (expense)	(25.3)	$(51.9)	$26.6	51.3

Other expense for the six months ended June 30, 2015 as compared to 2014 decreased primarily as a result of the $24.0 million decrease in interest expense related to the early retirement of debt and refinancings completed in the six months ended June 30, 2014.

Income Tax Provision

The following table presents income tax provision (in millions):

	Six Months Ended
	June 30,		Change
	2015	2014	Amount	Percent
Income tax benefit (expense)	$10.1	$10.0	$0.1	1.0
Effective tax rate	14.9%	35.3%	(20.4)	(57.8)

Our statutory income tax rate, including state income taxes, is 37%.  The difference between the statutory income tax rate and our effective tax rate for the six months ended June 30, 2015 is due primarily to the impact of the lower equity-based compensation tax deduction for shares that vested during the period and the impact of the goodwill impairment, which is not deductible for tax purposes.

Liquidity and Capital Resources

	June 30,	December 31,
	2015	2014
	(in millions)
Cash and cash equivalents	$95.5	$168.7

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

Certain of our subsidiaries are parties to the A/R Securitization Program.  Cloud Peak Energy Receivables LLC (the “SPE”), a special purpose, bankruptcy-remote wholly-owned subsidiary purchases, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfers undivided interests in up to $75 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  On January 23, 2015, we entered into an agreement extending the term of the A/R Securitization Program until January 23, 2018.  All other terms of the program have remained substantially the same.  At June 30, 2015, the A/R Securitization Program would have allowed for $32.1 million of borrowing capacity.  There were no borrowings outstanding from the A/R Securitization Program at June 30, 2015.

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

The financial covenants under the Credit Agreement require us to maintain (a) a ratio of EBITDA (as defined in the Credit Agreement) for the preceding four fiscal quarters to consolidated net cash interest expense equal to or greater than 1.50 to 1 and (b) a ratio of secured funded debt less unrestricted cash and marketable securities (net secured debt) to EBITDA for the preceding four fiscal quarters equal to or less than 4.00 to 1.  This credit facility and capital leases are considered secured funded debt under the covenant calculations whereas federal coal lease obligations, accounts receivable securitizations, and senior notes are not considered secured funded debt. The Credit Agreement also contains other non-financial covenants, including covenants related to our ability to incur additional debt or take other corporate actions.  The Credit Agreement also contains customary events of default with customary grace periods and thresholds.  Our ability to access the available funds under the credit facility may be prohibited in the event that we do not comply with the covenant requirements or if we default on our obligations under the Credit Agreement.  If our EBITDA were to continue to decline and we were unable to negotiate an amendment with the bank group, our actual borrowing capacity under the Credit Agreement may be reduced.

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

As of June 30, 2015, no borrowings or letters of credit were outstanding under the credit facility and we were in compliance with the covenants contained in the Credit Agreement.  Our aggregate borrowing capacity under the Credit Agreement and the A/R Securitization Program was approximately $532.1 million at June 30, 2015.

In addition, we established a capital leasing program that could grow over time from its current balance of $8.2 million up to $150 million for some of our capital equipment purchases subject to the conditions in the master lease agreement.  For further details on the capital leasing program, see Note 11 to our notes to unaudited condensed consolidated financial statements in Item 1.

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

During the three months ended June 30, 2015, we made payments of $69.4 million on committed LBAs, and we have no further scheduled lease by application (“LBA”) payments.

Capital expenditures are necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and to add new equipment as necessary.  Capital expenditures (excluding capitalized interest) for the six months ended June 30, 2015 were $14.8 million.  Our anticipated capital expenditures (excluding capitalized interest and federal lease payments) are expected to be between $40 million and $50 million in 2015.  This range includes approximately $20 million for the relocation of a dragline from the Cordero Rojo Mine to the Antelope Mine.

We believe our sources of liquidity will be sufficient to fund our primary ordinary course uses of cash for the next 12 months, which include our costs of coal production and logistics services, capital expenditures, and interest on our debt.

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

We regularly monitor the capital and bank credit markets for opportunities that we believe will improve our balance sheet, and may engage, from time to time, in financing or refinancing transactions as market conditions permit. Future activities may include, but are not limited to, public or private debt or equity offerings, the purchase of our outstanding debt for cash in open market purchases or privately negotiated refinancing, extension and exchange transactions or public or private exchange offers or tender offers.  Any financing or refinancing transaction may occur on a stand-alone basis or in connection with, or immediately following, other transactions.  Our ability to access the debt or equity capital markets on economic terms in the future will be affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value and performance of our debt or equity securities, prevailing commodity prices and other macroeconomic factors outside of our control.

Overview of Cash Transactions

We started 2015 with $168.7 million of unrestricted cash and cash equivalents.  After capital expenditures, LBA payments, and generating cash from our operating activities, we concluded the six months ended June 30, 2015 with cash and cash equivalents of $95.5 million.

Cash Flows

	Six Months Ended
	June 30,		Change
	2015	2014	Amount	Percent
		(dollars in millions)
Beginning balance - cash and cash equivalents	$168.7	$231.6
Net cash provided by (used in) operating activities	14.9	35.4	$(20.5)	(57.9)
Net cash provided by (used in) investing activities	(23.0)	72.3	$(95.3)	(131.8)
Net cash provided by (used in) financing activities	(65.1)	(113.8)	$48.7	42.8
Ending balance - cash and cash equivalents	$95.5	$225.5

Beginning balance - marketable securities	$—	$80.7	*
Ending balance - marketable securities	$—	$—	*

*                                         Decrease in marketable securities discussed in investing activities below.

The decrease in cash provided by operating activities for the six months ended June 30, 2015 as compared to the same period in 2014 was due to payments made on settled derivative financial instruments of $0.9 million and payments for premiums on derivative financial instruments of $5.8 million in 2015 as compared to amounts received for settlement of financial instruments of $11.9 million in 2014.  In addition, we experienced a $4.4 million decrease in net income as adjusted for noncash items in the six months ended June 30, 2015 as compared to 2014.  These were offset by an increase in working capital of $2.5 million in the six months ended June 30, 2015 as compared to the same period in 2014, primarily caused by the timing of receipts on accounts receivable and payments on accounts payable and accrued expenses.

The decrease in cash provided by investing activities for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily related to the net redemption of investments in marketable securities of $80.7 million in 2014 and a $6.5 million payment of restricted cash in 2015, which was used to fund an escrow account associated with our increased Westshore capacity.  In addition, purchases of property, plant and equipment increased by $7.6 million in the six months ended June 30, 2015 as compared to 2014, primarily as a result of relocating a dragline from our Cordero Rojo Mine to our Antelope Mine.

The decrease in cash used in financing activities for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily due to the net repayment and issuance of senior notes of $100 million and additional deferred financing costs of $13.6 million that occurred in 2014.  This was partially offset by payments made of $64.0 million on the principal portion of our federal coal lease obligations during the six months ended June 30, 2015.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the six months ended June 30, 2015 are not necessarily indicative of results that can be expected for future quarters or the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K for a discussion of our critical accounting policies and estimates.

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

Commodity Price Risk

Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations.  Market risk includes the potential for changes in the market value of our coal portfolio, which includes index sales, export pricing, and PRB derivative financial instruments.  As of June 30, 2015, we had committed to sell approximately 78.3 million tons during 2015, of which 74.9  million tons are under fixed-price contracts.  A $1 change to the average coal sales price per ton for these 3.4 million unpriced tons would result in an approximate $3.4 million change to the coal revenue.  In addition, we entered into certain forward financial contracts linked to Newcastle coal prices to help manage our exposure to variability in future international coal prices.  As of June 30, 2015, we held coal forward contracts for approximately 0.4 million tons which will settle in 2015 and 2016, of which 0.2 million tons have been fixed under offsetting contracts.  A $1 change to the market index price per ton for these coal forward contracts would result in an approximate $0.2 million change to operating income (expense).  As of June 30, 2015, we held international coal put options with an average strike price of $49 for approximately 2.5 million tons which will settle in 2016.  A $1 decrease per ton to the market index price below our strike price for these international coal put options would result in an approximate $2.5 million increase to operating income (expense).  There would be no impact if the market index price rises above our strike price.  As of June 30, 2015, we held domestic coal futures contracts for approximately 1.0 million tons, which will settle in 2015 and 2016.  A $1 change to the market index price per ton for these futures contracts would result in an approximate $1.0 million change to operating income (expense).

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $7.1 million over the next 12 months.  In addition, we use derivative financial instruments to manage certain exposures to diesel fuel prices.  If WTI decreases by 10%, we would incur additional costs of $4.3 million.  We also use U.S. On-Highway Diesel derivative financial instruments to manage our exposure to changes in the rail fuel surcharge related to a portion of our rail transportation cost for coal shipments to Westshore.  If U.S. On-Highway Diesel price decreases by 10%, we would incur additional costs of $0.1 million.  The terms of the program are disclosed in Note 7 to our notes to unaudited condensed consolidated financial statements in Item 1.

Interest Rate Risk

Our revolving credit facility and A/R Securitization Program are subject to an adjustable interest rate.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  We had no outstanding borrowings under our credit facility or A/R Securitization Program as of June 30, 2015.  If we borrow funds under the revolving credit facility or A/R Securitization Program, we may be subject to increased sensitivity to interest rate movements.

The $8.2 million of borrowings under the capital leasing program are also subject to variable interest rates although any change to the rate would not have a significant impact on cash flow.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to senior management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015, and has concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

Internal Control over Financial Reporting

During the most recent fiscal quarter, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 13 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings, which information is incorporated by reference herein.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents information pursuant to Item 703 of Regulation S-K regarding all share repurchases for the three months ended June 30, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1 through April 30, 2015	342	$6.49
May 1 through May 31, 2015	—	—
June 1 through June 30, 2015	—	—
Total	342	$6.49

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

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index at page 62 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ HEATH A. HILL
Date: July 29, 2015		Heath A. Hill
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents

3.1

Amended and Restated Certificate of Incorporation of Cloud Peak Energy Inc. effective as of November 25, 2009 (incorporated by reference to Exhibit 3.1 to Cloud Peak Energy Inc.’s Annual Report on Form 10-K filed on February 14, 2014 (File No. 001-34547))

3.2

Amended and Restated Bylaws of Cloud Peak Energy Inc. effective as of July 9, 2014 (incorporated by reference to Exhibit 3.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 11, 2014 (File No. 001-34547))

3.3

Amendment No. 1 to Amended and Restated Bylaws of Cloud Peak Energy Inc. (incorporated by reference to Exhibit 3.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on April 29, 2015 (File No. 001-34547))

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