Form 10-Q
period 2015-09-30
CLOUD PEAK ENERGY INC.
filed 2015-10-28
CIK 1441849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 61,171,814 shares outstanding as of October 22, 2015.

CLOUD PEAK ENERGY INC.

Unless the context indicates otherwise, the terms “Cloud Peak Energy,” the “Company,” “we,” “us,” and “our” refer to Cloud Peak Energy Inc. (“CPE Inc.”) and its subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$301,673	$342,337	$863,374	$982,253
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization, and accretion, shown separately)	248,500	288,345	735,258	830,405
Depreciation and depletion	7,896	25,815	51,742	81,944
Amortization of port access contract rights	928	—	2,783	—
Accretion	3,070	3,848	9,960	12,066
Derivative financial instruments	10,235	(515)	17,781	(16,052)
Selling, general and administrative expenses	12,940	12,163	36,701	37,086
Goodwill impairment	—	—	33,355	—
Other operating costs	646	1,099	1,163	1,671
Total costs and expenses	284,215	330,755	888,743	947,120
Gain on sale of Decker Mine interest	—	(74,262)	—	(74,262)
Operating income (loss)	17,458	85,844	(25,369)	109,395
Other income (expense)
Interest income	37	37	137	222
Interest expense	(10,985)	(12,701)	(36,274)	(64,508)
Tax agreement benefit	—	58,595	—	58,595
Other, net	253	(31)	158	(262)
Total other income (expense)	(10,695)	45,900	(35,979)	(5,953)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	6,763	131,744	(61,348)	103,442
Income tax benefit (expense)	2,205	(40,688)	12,350	(30,709)
Income (loss) from unconsolidated affiliates, net of tax	(95)	13	294	562
Net income (loss)	8,873	91,069	(48,704)	73,295
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	313	247	939	741
Write-off of prior service costs related to Decker Mine pension	—	3,183	—	3,183
Income tax on postretirement medical plan	(116)	(1,235)	(347)	(1,413)
Other comprehensive income (loss)	197	2,195	592	2,511
Total comprehensive income (loss)	$9,070	$93,264	$(48,112)	$75,806
Income (loss) per common share:
Basic	$0.15	$1.50	$(0.80)	$1.21
Diluted	$0.14	$1.49	$(0.80)	$1.20
Weighted-average shares outstanding - basic	61,074	60,850	61,013	60,803
Weighted-average shares outstanding - diluted	61,351	61,133	61,013	61,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$123,519	$168,745
Accounts receivable	62,029	86,838
Due from related parties	4,152	227
Inventories, net	75,503	79,802
Deferred income taxes	21,670	21,670
Derivative financial instruments	7,258	17,111
Prepaid taxes	9,388	3
Other assets	16,668	9,837
Total current assets	320,187	384,233

Noncurrent assets
Property, plant and equipment, net	1,514,762	1,589,138
Port access contract rights, net	50,997	53,780
Goodwill	2,280	35,634
Deferred income taxes	65,918	56,468
Other assets	44,540	31,900
Total assets	$1,998,684	$2,151,153

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$54,189	$52,035
Royalties and production taxes	126,139	126,212
Accrued expenses	45,989	52,213
Current portion of federal coal lease obligations	—	63,970
Other liabilities	1,803	1,632
Total current liabilities	228,120	296,062

Noncurrent liabilities
Senior notes	490,792	489,715
Asset retirement obligations, net of current portion	167,790	216,241
Accumulated postretirement medical benefit obligation, net of current portion	55,401	50,276
Other liabilities	12,370	11,025
Total liabilities	954,473	1,063,319
Commitments and Contingencies (Note 13)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 61,647 and 61,454 shares issued and 61,172 and 61,022 outstanding at September 30, 2015 and December 31, 2014, respectively)	612	610
Treasury stock, at cost (475 shares and 432 shares at September 30, 2015 and December 31, 2014, respectively)	(6,493)	(6,243)
Additional paid-in capital	572,758	568,022
Retained earnings	488,041	536,744
Accumulated other comprehensive income (loss)	(10,707)	(11,299)
Total equity	1,044,211	1,087,834
Total liabilities and equity	$1,998,684	$2,151,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(48,704)	$73,295
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	51,742	81,944
Amortization of port access contract rights	2,783	—
Accretion	9,960	12,066
Goodwill impairment	33,355	—
Loss (income) from unconsolidated affiliates, net of tax	(294)	(562)
Distributions of income from unconsolidated affiliates	—	1,250
Deferred income taxes	(10,115)	30,715
Gain on sale of Decker Mine interest	—	(74,262)
Tax agreement benefit	—	(58,595)
Equity-based compensation expense	4,819	5,819
Derivative mark-to-market (gains) losses	17,781	(16,052)
Cash received (paid) on derivative financial instrument settlements	(1,618)	16,905
Premium payments on derivative financial instruments	(5,813)	—
Non-cash interest expense related to early retirement of debt and refinancings	—	7,338
Net periodic postretirement benefit costs	6,072	5,247
Other	1,953	4,021
Changes in operating assets and liabilities:
Accounts receivable	25,614	(6,459)
Inventories, net	4,300	(3,927)
Due to or from related parties	(3,925)	137
Other assets	(10,875)	4,173
Accounts payable and accrued expenses	(14,191)	4,850
Tax agreement liability	—	(45,000)
Asset retirement obligations	(780)	(788)
Net cash provided by (used in) operating activities	62,064	42,115

Investing activities
Purchases of property, plant and equipment	(28,125)	(14,680)
Cash paid for capitalized interest	(404)	(4,066)
Investments in marketable securities	—	(8,159)
Maturity and redemption of investments	—	88,845
Investment in port access contract rights	—	(37,100)
Investment in development projects	(1,526)	(3,522)
Investment in unconsolidated affiliates	(5,383)	—
Payment of restricted cash	(6,500)	—
Other	185	(1,830)
Net cash provided by (used in) investing activities	(41,753)	19,488

Financing activities
Principal payments on federal coal leases	(63,970)	(58,958)
Issuance of senior notes	—	200,000
Repayment of senior notes	—	(300,000)
Payment of deferred financing costs	(342)	(14,683)
Other	(1,225)	(305)
Net cash provided by (used in) financing activities	(65,537)	(173,946)

Net increase (decrease) in cash and cash equivalents	(45,226)	(112,343)
Cash and cash equivalents at beginning of period	168,745	231,633
Cash and cash equivalents at end of period	$123,519	$119,290

Supplemental cash flow disclosures:
Interest paid	$32,827	$37,017
Income taxes paid (refunded)	$10,123	$(5,798)
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$6,401	$1,816
Assets acquired under capital leases	$—	$1,209
Port access contract rights acquired in sale of Decker Mine interest	$—	$5,000

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

On August 24, 2015, we entered into a surface rights agreement that provides us access to significant additional coal contained within a federal coal lease controlled by the Cordero Rojo Mine.  The agreement involved a land exchange and production payments from any future sales of the underlying coal, including certain recoupable advance production payments.

We also have two development projects, the Youngs Creek project and the Crow project.  The Youngs Creek project is a permitted but undeveloped surface mine project in the Northern PRB region located 13 miles north of Sheridan, Wyoming, contiguous with the Wyoming-Montana state line.  The Youngs Creek project is approximately seven miles south of our Spring Creek Mine and seven miles from the mainline railroad.  We have not been able to classify the Youngs Creek project mineral rights as proven and probable reserves as they remain subject to further exploration and evaluation based on market conditions.  We also have an option to lease agreement and a corresponding exploration agreement with the Crow Tribe of Indians (the “Crow project”).  The Crow project is located on the Crow Indian Reservation in southeast Montana and is near the Youngs Creek project.  We are in the process of evaluating development options for the Youngs Creek project and the Crow project and believe that their proximity to the Spring Creek Mine represents an opportunity to optimize our mine developments in the Northern PRB.  For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.

We continue to manage our sales of PRB coal and delivery services business to Asian export customers.  In 2014, our logistics business was the largest U.S. exporter of thermal coal into South Korea.  Exports through the Westshore Terminals Limited Partnership port (“Westshore”) are currently forecast to be approximately 4.0 million tons for 2015.  We are contracted to ship approximately 4.3 million tons at Westshore for 2015.  This reflects our previously announced reduction of export shipments by approximately 1.9 million tons as compared to the originally contracted amount.  This reduction is part of our ongoing efforts to address the impact of low seaborne thermal coal prices for international coal sales and to mitigate our associated losses and take-or-pay exposure in our logistics business.  In addition, we are currently in discussions with our rail and port partners and expect to reduce our contracted export volumes in 2016 and beyond if weak pricing for seaborne thermal coal persists.

In addition to our committed capacity at Westshore, we hold option contracts to potentially increase our future export capacity through proposed Pacific Northwest export terminals.  We have a throughput option agreement with SSA Marine, which provides us with an option for up to 17.6 million tons of capacity per year through the planned dry bulk cargo Gateway Pacific Terminal (“GPT”) at Cherry Point in Washington State.

On August 13, 2015, we announced that we and the Crow Tribe are joining SSA Marine as 49% partners in GPT.  Under the new ownership structure, SSA Marine remains the majority owner, retaining 51% of the equity. The Crow Tribe has an option to secure up to 5%, with a corresponding reduction in our ownership.  For the 49% ownership interest, we paid $2 million upon signing and will pay all future permitting expenses up to $30 million, which we anticipate will cover such

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

expenses through 2019.  Thereafter, the owners will share any permitting expenses in excess of $30 million in proportion with their ownership interests.  As of September 30, 2015, we have paid $5.4 million toward permitting expenses as a partner in GPT.  We have the right to exit the partnership, at our discretion at any time during the permitting phase, with no further obligation.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all footnote disclosures required to be included in annual financial statements by U.S. GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2014 and 2013, and for each of the three years ended December 31, 2014, included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2015, and the results of our operations, comprehensive income for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014, in conformity with U.S. GAAP.  Our results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2015.

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

Certain amounts in prior years have been reclassified to conform to the 2015 presentation and were not material to the financial statements.  Due to the tabular presentation of rounded amounts, certain tables reflect insignificant rounding differences.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  We elected to early adopt ASU 2015-03 during the three months ended September 30, 2015 and have applied the new guidance to the debt issuance costs related to our senior notes.  The adoption of this guidance constitutes a change in accounting principle, and requires retrospective application.  As a result of implementing this guidance, our noncurrent Other assets and Senior notes liability were reduced by $7.9 million and $8.8 million as of September 30, 2015 and December 31, 2014, respectively.  See Note 8 for a discussion related to our senior notes.  Approximately $9.0 million of debt issuance costs related to the Credit Agreement and A/R Securitization Program were not subject to ASU 2015-03 and remain in noncurrent Other assets.  See Note 11.

3.  Goodwill

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

We generally do not view short-term declines in thermal coal prices as an indicator of impairment; however, we do view a sustained trend of adverse coal market pricing or unfavorable changes thereto as a potential indicator of impairment.  Due to the weak domestic coal market outlook, especially as it relates to 8400 Btu coal, coupled with our recent decision to reduce annual production at the Cordero Rojo Mine to 24 million tons, we determined that there was a potential indication of impairment of the Cordero Rojo Mine’s goodwill and performed an interim goodwill impairment assessment during the second quarter of 2015.  Based on the results of that assessment, we determined that the carrying amount of the Cordero Rojo Mine exceeded its estimated fair value and that the implied fair value of the related goodwill, which related to an acquisition completed in 1997, was $0 requiring a $33.4 million impairment charge which is reflected in the nine months ended

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015.  The remaining $2.3 million balance in goodwill relates to our other mines in the Owned and Operated Mines segment.

4.  Sale of Decker Mine Interest

On September 12, 2014, we completed the sale of our 50% non-operating interest in the Decker Mine to an affiliate of Ambre Energy North America, Inc. (“Ambre Energy”), now known as Lighthouse Resources Inc.  Under the terms of the agreement, Ambre Energy acquired our 50% interest in the Decker Mine and related assets and assumed all reclamation and other liabilities, giving Ambre Energy 100% ownership of the Decker Mine.  As a result of this agreement, we recognized a gain on sale of the Decker Mine interest of $74.3 million during the three and nine months ended September 30, 2014.  We reported the results of our 50% interest in the Decker Mine in our Corporate and Other segment.  Results of operations for the Decker Mine included in the unaudited condensed consolidated statements of operations and comprehensive income consists of the following (in thousands):

	Three Months Ended	Nine Months Ended
Decker Mine	September 30, 2014	September 30, 2014
Revenues	$6,095	$15,653
Costs and expenses	5,774	19,475
Operating income (loss)	321	(3,823)
Other income (expense)	(13)	(41)
Income (loss) before income tax provision	$309	$(3,863)

5.  Inventories

Inventories, net, consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Materials and supplies	$74,050	$77,736
Less: Obsolescence allowance	(1,050)	(1,102)
Material and supplies, net	73,000	76,634
Coal inventory	2,503	3,168
Inventories, net	$75,503	$79,802

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

•                  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We had no Level 3 financial instruments as of September 30, 2015 or December 31, 2014.

The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheets (in thousands):

	Fair Value at September 30, 2015
Description	Level 1	Level 2	Total
Assets
Money market funds (1)	$81,822	$—	$81,822
Derivative financial instruments	$—	$7,258	$7,258
Liabilities
Derivative financial instruments	$—	$4,106	$4,106

	Fair Value at December 31, 2014
Description	Level 1	Level 2	Total
Assets
Money market funds (1)	$98,789	$—	$98,789
Derivative financial instruments	$—	$17,111	$17,111
Liabilities
Derivative financial instruments	$—	$3,608	$3,608

(1)                                 Included in Cash and cash equivalents in the condensed consolidated balance sheets along with $41.7 million and $70.0 million of demand deposits at September 30, 2015 and December 31, 2014, respectively.

We did not have any transfers between levels during the nine months ended September 30, 2015.  Our policy is to value all transfers between levels using the beginning of period valuation.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amounts due to us or to the CME as a result of changes in the market price of our open domestic coal futures contracts and to fulfill margin requirements are received or paid through our brokerage bank on a daily basis; therefore, there is no asset or liability on the condensed consolidated balance sheets.

At September 30, 2015, we held positions that are expected to settle in the following years (in thousands, except per ton amounts):

	2015	2016	Total
International Coal Forward Contracts
Notional amount (tons)	172	132	304
Net asset position	$4,117	$7,032	$11,149
Weighted-average per ton	$99.53	$100.13	$99.90

International Coal Put Options
Notional amount (tons)	—	2,480	2,480
Net asset position	$—	$4,783	$4,783
Weighted-average per ton	$—	$44.75	$44.75

Domestic Coal Futures Contracts
Notional amount (tons)	360	120	480
Weighted-average per ton	$13.10	$14.70	$13.50

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

Under a swap agreement, if the monthly average index price is higher than the swap price, we receive the difference and if the monthly average index price is lower than the swap price, we pay the difference.  We use swap agreements to help fix a portion of our diesel costs for 2015 and 2016.

During the nine months ended September 30, 2015, we settled a portion of our 2015 call options by either closing out those positions or entering into offsetting call option positions.  We also entered into new 2015 swap positions.  In addition, we entered into new collar arrangements and swap positions for 2016.  At September 30, 2015, we held the following WTI derivative financial instruments:

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Floor		Ceiling		Swaps
Settlement Period	Notional Amount	Weighted- Average per Barrel	Notional Amount	Weighted- Average per Barrel	Notional Amount	Weighted- Average per Barrel
	(barrels in thousands)		(barrels in thousands)		(barrels in thousands)
2015 swap positions (1)	—	$—	—	$—	173	$53.20
2016 collar positions (2)	342	$53.94	342	$72.88	—	$—
2016 swap positions (2)	—	$—	—	$—	342	$63.39
Total	342	$53.94	342	$72.88	515	$59.96

(1)                                 Represents 100% of expected diesel consumption for the fourth quarter of 2015.

(2)                                 Represents 50% of expected diesel consumption for 2016.

U.S. On-Highway Diesel Derivatives

A portion of our rail transportation cost for coal shipments to Westshore, the rail fuel surcharge, is priced using the Department of Energy’s U.S. On-Highway Diesel Fuel Prices (“U.S. On-Highway Diesel”).  During the nine months ended September 30, 2015, we entered into new swap positions indexed to the U.S. On-Highway Diesel prices to help fix a portion of the rail fuel surcharge for 2015 and 2016.  Under a swap agreement, if the monthly average index price is higher than the swap price, we receive the difference, and if the monthly average index price is lower than the swap price, we pay the difference.

At September 30, 2015, we held the following U.S. On-Highway Diesel derivative financial instruments:

	Swaps
Settlement Period	Notional Amount	Weighted- Average per Gallon
	(gallons in thousands)
2015 swap positions	2,650	$3.10
2016 swap positions	6,400	$3.18
Total	9,050	$3.16

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offsetting and Balance Sheet Presentation

	September 30, 2015
	Gross Amounts Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
International coal forward contracts	$11,149	$—	$—	$—	$11,149	$—
International coal put options	4,783	—	—	—	4,783	—
WTI derivative financial instruments	—	(8,351)	(4,246)	4,246	(4,246)	(4,106)
U.S. On-Highway Diesel derivative financial instruments	—	(4,429)	(4,429)	4,429	(4,429)	—
Total	$15,932	$(12,780)	$(8,675)	$8,675	$7,258	$(4,106)

	December 31, 2014
	Gross Amounts Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
International coal forward contracts	$20,861	$(129)	$(129)	$129	$20,732	$—
WTI derivative financial instruments	—	(7,228)	(3,620)	3,620	(3,620)	(3,608)
Total	$20,861	$(7,357)	$(3,749)	$3,749	$17,111	$(3,608)

Net amounts of derivative assets are included in Derivative financial instruments and net amounts of derivative liabilities are included in Accrued expenses in the condensed consolidated balance sheets.  There were no cash collateral requirements at September 30, 2015 or December 31, 2014.

Derivative Gains and Losses

Derivative mark-to-market (gains) and losses recognized in the condensed consolidated statement of operations and comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
International coal forward contracts	$(1,153)	$(3,989)	$(5,999)	$(18,071)
International coal put options	(4,039)	—	5,155	—
Domestic coal futures contracts	(564)	2,946	4,095	1,958
WTI derivative financial instruments	11,500	526	8,875	60
U.S. On-Highway Diesel derivative financial instruments	4,491	—	5,656	—
Net derivative financial instruments loss (gain)	$10,235	$(515)	$17,781	$(16,052)

See Note 6 for a discussion related to the fair value of derivative financial instruments.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Senior Notes

Senior notes consisted of the following (in thousands):

	September 30, 2015			December 31, 2014
	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
8.50% senior notes due 2019, net of unamortized discount and debt issuance costs	$300,000	$294,970	$197,250	$300,000	$294,259	$315,000

6.375% senior notes due 2024, net of unamortized debt issuance costs	200,000	195,822	112,000	200,000	195,457	189,500
Total senior notes	$500,000	$490,792	$309,250	$500,000	$489,715	$504,500

(1)                                 The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.

Debt issuance costs of approximately $12 million were incurred in connection with the issuance of the 2019 Notes and 2024 Notes.  These costs were deferred and are being amortized to interest expense over the respective terms of the senior notes using the effective interest method.  During the three months ended September 30, 2015, we implemented ASU 2015-03, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the associated debt liability.  Historically, the unamortized debt issuance costs related to the senior notes were included in noncurrent Other assets.

Unamortized debt issuance costs included in senior notes in the accompanying condensed consolidated balance sheets were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Unamortized debt issuance costs	$7,876	$8,765

9.  Federal Coal Lease Obligations

As of September 30, 2015, we have no further committed lease by application (“LBA”) payments.  Federal coal lease obligations consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Federal coal lease obligations, current	$—	$63,970

Our federal coal lease obligations, as reflected in the condensed consolidated balance sheets, consisted of obligations payable to the Bureau of Land Management of the U.S. Department of the Interior (the “BLM”) discounted at an imputed interest rate.  Imputed interest was included in Accrued expenses.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  Asset Retirement Obligations

Changes in the carrying amount of our asset retirement obligations were as follows (in thousands):

	2015	2014
Balance at January 1,	$217,312	$247,329
Reduction in asset retirement obligation attributable to sale of Decker Mine interest	—	(72,175)
Accretion expense	9,960	12,066
Revisions to estimated future reclamation cash flows	(57,631)	(9,852)
Payments	(780)	(788)
Balance at September 30,	168,861	176,580
Less: current portion	(1,071)	(1,118)
Asset retirement obligation, net of current portion	$167,790	$175,462

Revisions to estimated future reclamation cash flows reflect our regular updates to our estimated costs of closure activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages, the timing of the reclamation activities, and third-party unit costs as of September 30, 2015 and 2014.  The land acquired during the three months ended September 30, 2015 near our Cordero Rojo Mine has been included in the revisions to estimated future reclamation cash flows as the mine life for Cordero Rojo Mine is now expected to be approximately four years longer.  Also included were modifications to the Cordero Rojo Mine reclamation plan that resulted in significantly less soil movement to achieve the required post mining topography.  Both of these factors have combined to reduce the discounted value of our future liability by $35.2 million.  Reductions to asset retirement obligations resulting from such revisions generally result in a corresponding reduction to the related asset retirement cost in Property, plant and equipment, net.  However, these factors caused a decrease to the asset retirement obligation that exceeded the carrying amount of the related asset retirement cost of $18.4 million.  The resulting non-cash credit reduced Depreciation and depletion expense on the condensed consolidated statements of operations by $16.8 million for the three and nine months ended September 30, 2015.

11.  Other Obligations

Capital Equipment Lease Obligations

From time to time, we enter into capital leases on equipment under various lease schedules, which are subject to a master lease agreement, and are pre-payable at our option.  Interest on the leases is based on the one-month London Interbank Offered Rate (“LIBOR”) plus 1.95% for a current rate of 2.16% as of September 30, 2015.  The gross value of property, plant and equipment under capital leases was $11.4 million as of September 30, 2015 and related primarily to mining equipment.  The accumulated depreciation for these items was $2.8 million as of September 30, 2015, and changes have been included in Depreciation and depletion in the condensed consolidated statements of operations.  Due to the variable nature of the imputed interest, fair value is equal to carrying value.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future payments on capital equipment lease obligations are as follows (in thousands):

Year Ended December 31,
2015	$449
2016	1,777
2017	1,741
2018	1,706
2019	1,670
Thereafter	879
Total	8,223
Less: interest	411
Total principal payments	7,812
Less: current portion	1,632
Capital equipment lease obligations, net of current portion	$6,179

Accounts Receivable Securitization

On February 11, 2013, we executed an Accounts Receivable Securitization Facility (“A/R Securitization Program”) with a committed capacity of up to $75.0 million, which was due to expire on February 11, 2015.  On January 23, 2015, we entered into an agreement extending the term of the A/R Securitization Program to January 23, 2018.  All other terms of the program have remained substantially the same.  Certain of our subsidiaries are parties to the A/R Securitization Program.  In January 2013, we formed Cloud Peak Energy Receivables LLC (the “SPE”), a special purpose, bankruptcy-remote 100% owned subsidiary, to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties) and then transfer undivided interests in up to $75.0 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  As of September 30, 2015, the A/R Securitization Program would have allowed for $45.2 million of borrowing capacity.  There were no borrowings outstanding from the A/R Securitization Program as of September 30, 2015.  The SPE is consolidated into our financial statements.

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

The financial covenants under the Credit Agreement require us to maintain (a) a ratio of EBITDA (as defined in the Credit Agreement) for the preceding four fiscal quarters to consolidated net cash interest expense equal to or greater than 1.50 to 1 and (b) a ratio of secured funded debt less unrestricted cash and marketable securities (net secured debt) to EBITDA for the preceding four fiscal quarters equal to or less than 4.00 to 1.  The credit facility and capital leases are considered secured funded debt under the covenant calculations whereas federal coal lease obligations, accounts receivable securitizations, and senior notes are not considered secured funded debt.  The Credit Agreement also contains other non-financial covenants, including covenants related to our ability to incur additional debt or take other corporate actions.  The Credit Agreement also contains customary events of default with customary grace periods and thresholds.  Our ability to

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

access the available funds under the credit facility may be prohibited in the event that we do not comply with the covenant requirements or if we default on our obligations under the Credit Agreement.  If our trailing twelve month EBITDA were to continue to decline and we were unable to negotiate an amendment with the bank group, our actual borrowing capacity under the Credit Agreement may be reduced or eliminated entirely depending on the extent of the decline in trailing twelve month EBITDA.

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

As of September 30, 2015, no borrowings or letters of credit were outstanding under the credit facility, and we were in compliance with the covenants contained in the Credit Agreement.  Our aggregate borrowing capacity under the Credit Agreement and the A/R Securitization Program was approximately $545.2 million as of September 30, 2015.

Other

Other long-term obligations include liabilities incurred in connection with the August 24, 2015 acquisition of land.  We had the following purchase obligations with parties other than the BLM (in thousands):

	September 30,	December 31,
	2015	2014
Purchase obligations, total	$2,527	$—
Interest rate	12%	—

The fair value of other long-term obligations approximated its carrying amount at September 30, 2015.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  Interest Expense

Interest expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Senior notes	$9,563	$9,563	$28,688	$31,140
Credit facility unutilized fee	643	614	2,027	1,836
Federal coal lease obligations imputed interest	35	1,478	2,883	6,702
Amortization of deferred financing costs and original issue discount	1,040	1,021	3,133	3,185
Other	44	64	137	209
Subtotal	11,325	12,740	36,868	43,072

Premium on early retirement of debt	—	—	—	13,837
Write-off of deferred financing costs and original issue discount	—	—	—	7,338
Other	—	—	—	364
Total cost of early retirement of debt and refinancings	—	—	—	21,538
Total interest expense	11,325	12,740	36,868	64,610
Less interest capitalized	(340)	(39)	(594)	(102)
Net interest expense	$10,985	$12,701	$36,274	$64,508

13.  Commitments and Contingencies

Commitments

Purchase Commitments

We had outstanding purchase commitments consisting of the following (in thousands):

	September 30,	December 31,
	2015	2014
Capital Commitments
Equipment	$10,007	$11,751
Land	$23,678	$24,663

Supplies and Services
Coal purchase commitments	$1,458	$2,592
Port throughput agreement (1)	$553,970	$604,750
Rail transportation agreements (2)	$82,713	$86,780
Materials and supplies	$—	$12,185

(1)                                 Represents undiscounted take-or-pay commitments through the remaining term of the agreement if we do not ship any export tons.

(2)                                 Represents undiscounted take-or-pay commitments through the remaining term of the agreements if we do not transport any export tons by rail or fulfill any of our other rail commitments.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Current Schedule— On October 28, 2014, the Montana District Court consolidated the WildEarth and Northern Plains cases and set a briefing schedule for resolution of all of WildEarth’s and Northern Plains’ claims through motions for summary judgment.  Plaintiffs filed their opening briefs on December 8, 2014, and under a revised schedule, briefing by all parties was completed on May 7, 2015.  The Montana District Court held an oral argument on July 31, 2015 before a Magistrate Judge in Billings, Montana.  At the conclusion of the oral argument, the Magistrate Judge ordered the parties to negotiate and attempt to resolve this dispute by agreement of the parties.  In October 2015, the parties jointly submitted a status report to the Court stating they were unable to reach a settlement.  On October 23, 2015, the Magistrate Judge issued her findings and recommendations to the District Court Judge.  In this order, the Magistrate found that OSM had failed to follow the procedural requirements of the National Environmental Policy Act by failing to provide notice to the public when the agency had completed its environmental analysis and by failing to explain how OSM concluded that its approval of the 2012 mining plan would have no significant environmental impacts.  Based on these findings, the Magistrate further recommended that OSM be directed to prepare a supplemental environmental analysis within 180 days from the date the District Court issues a final judgment.  Under the Magistrate’s recommendation, mining at the Spring Creek mine would proceed unabated during the time OSM is undertaking its supplemental environmental analysis.  The mining plan for the Spring Creek Mine would not be vacated unless OSM failed to complete its supplemental analysis within 180 days.  The parties have until November 6, 2015 to file objections to the Magistrate’s findings and recommendations.  Those parties which support the Magistrate’s order have until November 20, 2015 to file their responses to these objections.  The District Court judge has complete discretion to adopt, reject, or modify the Magistrate’s findings and recommendations before entering a final judgment on the parties’ pending cross-motions for summary judgment. We continue to believe WildEarth’s challenge and the related Northern Plains’ challenge against OSM are without merit.  Nevertheless, the plaintiffs seek in their underlying complaints to vacate existing, required regulatory approvals and to enjoin mining operations at Spring Creek Mine.  If the District Judge were to grant the Plaintiffs’ requested relief or enter an order which goes beyond even the Magistrate’s proposed remedy, the impact of any such court order could have a material adverse effect on our shipments, financial results and liquidity, and could result in claims from third parties if we are unable to meet our commitments under pre-existing commercial agreements as a result of any required reductions or modifications to our mining activities.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Current Schedule.  WildEarth filed its Statement of Reasons (opening brief) on October 6, 2014, and PRBRC filed its Statement of Reasons on October 10, 2014.  The BLM filed its Answer (opposition brief) on January 12, 2015 and moved for the two appeals to be consolidated.  Antelope Coal and State of Wyoming filed their respective Answers on January 20, 2015.  Briefing has been completed in both appeals.  The parties are awaiting a decision from the IBLA.  We believe the WildEarth and PRBRC appeals challenging the BLM’s West Antelope II South lease modification decision are without merit.  Nevertheless, if the plaintiff’s claims are successful, the timing and ability of Cloud Peak Energy to lease and mine the coal underlying the applicable surface acres would be materially adversely impacted.

WildEarth Guardians’ Regulatory Challenge to OSM’s Approval Process for Antelope Mine Plan

Background—On September 15, 2015, WildEarth filed a complaint in the Colorado District Court challenging the OSM’s approvals of mine plans for four different coal mines, one of which is located in Colorado and three of which are located in Wyoming.  The challenged approvals included one mine plan modification that was issued to Antelope Coal LLC, a subsidiary of Cloud Peak Energy, for the Antelope Mine in Wyoming. The plaintiff seeks to vacate existing, required regulatory approvals and to enjoin mining operations at Antelope Mine.

Current Schedule—The OSM’s answer to WildEarth’s complaint is currently due November 27, 2015.  We believe WildEarth’s challenge is without merit.  Nevertheless, if the plaintiff’s claims are successful, any court order granting the requested relief could have a material adverse impact on our shipments, financial results and liquidity, and could result in claims from third parties if we are unable to meet our commitments under pre-existing commercial agreements as a result of any required reductions or modifications to our mining activities.

Other Legal Proceedings

We are involved in other legal proceedings arising in the ordinary course of business and may become involved in additional proceedings from time to time.  We believe that there are no other legal proceedings pending that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.  Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or an accrual within a particular fiscal period may materially and adversely impact our results of operations for that period.  In addition to claims and lawsuits against us, our LBAs, lease by modifications, permits, and other industry regulatory processes and approvals, including those applicable to the utility and coal logistics and transportation industries, may also continue to be subject to legal challenges that could materially and adversely impact our mining operations, results and liquidity.  These regulatory challenges may seek to vacate prior regulatory decisions and authorizations that are legally required for some or all of our current or planned mining activities.  If we are required to reduce or modify our mining activities as a result of these challenges, the impact could have a material adverse effect on Cloud Peak Energy’s shipments, financial results and liquidity, and could result in claims from third parties if we are unable to meet our commitments under pre-existing commercial agreements as a result of any such required reductions or modifications to our mining activities.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Concentrations of Risk and Major Customers

For the nine months ended September 30, 2015 and 2014, there was no single customer that represented 10% or more of consolidated revenue.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  The credit risk is controlled through credit approvals and monitoring procedures.

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

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  Prior to 2014, the method we used to meet these reclamation obligations and to secure coal lease obligations was to provide a third-party surety bond, typically through an insurance company, or provide a letter of credit, typically through a bank.  In 2014, we were granted approval from the state of Wyoming to self-bond $200 million of our reclamation obligations within the state, subject to annual renewal requirements.  We received approval to continue self-bonding on April 14, 2015.  Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  As of September 30, 2015, we were self-bonded for $200 million and had $441.2 million of surety bonds outstanding to secure certain of our obligations to reclaim lands used for mining, secure coal lease obligations, and for other operating requirements.

14.  Postretirement Medical Plan

We maintain an unfunded postretirement medical plan to provide certain postretirement medical benefits to eligible employees.  Net periodic postretirement benefit costs included the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$1,229	$1,038	$3,687	$3,113
Interest cost	482	464	1,446	1,393
Amortization of prior service cost	313	247	939	741
Net periodic benefit cost	$2,024	$1,749	$6,072	$5,247

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  Income Taxes

Our Income (loss) before income tax provision and earnings from unconsolidated affiliates is earned solely in the U.S.  The following table summarizes income taxes (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income tax benefit (expense)	$2,205	$(40,688)	$12,350	$(30,709)
Effective tax rate	(32.6)%	30.9%	20.1%	29.7%

Our statutory income tax rate, including state income taxes, is 37%.  The difference between the statutory income tax rate and our effective tax rate for the three and nine months ended September 30, 2015 is due primarily to the impact of the lower equity-based compensation tax deduction for shares that vested during the period, the impact of the goodwill impairment, which is not deductible for tax purposes, and permanent differences between book and tax treatments.

16.  Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax are as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
	Post- retirement Medical Plan	Post- retirement Medical Plan	Decker Defined Benefit Pension	Total
Beginning balance, January 1	$(11,299)	$(8,242)	$(2,038)	$(10,279)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	591	474	2,038	2,511
Net current period other comprehensive income (loss)	591	474	2,038	2,511
Ending balance, September 30	$(10,707)	$(7,768)	$—	$(7,768)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The reclassifications out of AOCI are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Postretirement Medical Plan (1)
Amortization of prior service costs included in Cost of product sold (2)	$264	$209	$792	$626
Amortization of prior service costs included in Selling, general and administrative expenses (2)	49	38	147	115
Write-off of Decker Mine pension prior service costs included in gain on sale of Decker Mine interest	—	3,183	—	3,183
Total before tax	313	3,430	939	3,924
Tax benefit	(116)	(1,235)	(347)	(1,413)
Amounts reclassified from AOCI	$197	$2,195	$592	$2,511

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

The following table summarizes the calculation of diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator for calculation of diluted earnings (loss) per share:
Net income (loss)	$8,873	$91,069	$(48,704)	$73,295
Denominator for basic income (loss) per share – weighted-average shares outstanding	61,074	60,850	61,013	60,803
Dilutive effect of stock equivalents	277	283	—	394
Denominator for diluted earnings (loss) per share	61,351	61,133	61,013	61,197
Diluted earnings (loss) per share	$0.14	$1.49	$(0.80)	$1.20

For the periods presented, the following items were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Anti-dilutive stock equivalents	2,165	1,036	2,071	888

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our Logistics and Related Activities segment is characterized by the services we provide to our international and certain of our domestic customers where we deliver coal to the customer at a terminal or the customer’s plant or other delivery point, remote from our mine site.  Services provided include the purchase of coal from third parties or from our Owned and Operated Mines segment, at market prices, as well as the contracting and coordination of the transportation and other handling services from third-party operators, which are typically rail and terminal companies.  Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process.  Title and risk of loss pass to the customer in accordance with the contract and typically occur at a vessel loading terminal, a vessel unloading terminal or an end use facility.  Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment.  The gains and losses resulting from our international coal forward contracts, international coal put options, and U.S. On-Highway Diesel derivative financial instruments are reported within this segment.  Port access contract rights and related amortization are also included in this segment.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue

The following table presents revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Owned and Operated Mines	$265,657	$285,983	$733,735	$827,680
Logistics and Related Activities	44,772	65,640	162,802	178,836
Corporate and Other	2,176	7,789	8,626	20,429
Eliminations of intersegment sales	(10,931)	(17,075)	(41,789)	(44,692)
Consolidated revenue	$301,673	$342,337	$863,374	$982,253

The following table presents revenue from external customers by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
United States	$265,531	$284,843	$726,340	$819,562
South Korea	29,252	48,945	114,734	127,370
Other	6,890	8,549	22,300	35,321
Total revenue from external customers	$301,673	$342,337	$863,374	$982,253

We attribute revenue to individual countries based on the location of the physical delivery of the coal.  All of our revenue for the nine months ended September 30, 2015 and 2014 originated in the U.S.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Adjusted EBITDA

The following table reconciles segment Adjusted EBITDA to net income (loss) (in thousands):

	Three Months Ended September 30,
	2015		2014
Adjusted EBITDA
Owned and Operated Mines		$57,795		$43,589
Logistics and Related Activities		(19,050)		1,394
Corporate and Other		512		1,040
Subtotal reportable segments		39,257		46,023
Eliminations		(237)		(304)
Interest expense, net		(10,947)		(12,664)
Depreciation and depletion		(7,896)		(25,815)
Amortization		(928)		—
Accretion		(3,070)		(3,848)
Income tax benefit (expense)		2,205		(40,688)
Tax agreement benefit (1)		—		58,595
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses) (2)	$(10,235)		$515
Inclusion of cash amounts paid (received) (3)(4)	724		(5,007)
Total derivative financial instruments		(9,511)		(4,492)
Goodwill impairment		—		—
Gain on sale of Decker Mine interest		—		74,262
Net income (loss)		$8,873		$91,069

(1)                                 Changes to related deferred taxes are included in income tax benefit (expense).

(2)                                 Fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                                 Cash gains and losses reflected within operating cash flows.

(4)                                 Excludes $991 of premiums paid in prior periods for contracts settled during the three months ended September 30, 2015.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2015		2014
Adjusted EBITDA
Owned and Operated Mines		$119,221		$126,741
Logistics and Related Activities		(33,780)		4,465
Corporate and Other		4,994		593
Subtotal reportable segments		90,435		131,799
Eliminations		(1,349)		(1,503)
Interest expense, net		(36,137)		(64,286)
Depreciation and depletion		(51,742)		(81,944)
Amortization		(2,783)		—
Accretion		(9,960)		(12,066)
Income tax benefit (expense)		12,350		(30,709)
Tax agreement benefit (1)		—		58,595
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses) (2)	$(17,781)		$16,052
Inclusion of cash amounts paid (received) (3)(4)(5)	1,618		(16,905)
Total derivative financial instruments		(16,164)		(852)
Goodwill impairment		(33,355)		—
Gain on sale of Decker Mine interest		—		74,262

Net income (loss)		$(48,704)		$73,295

(1)                                 Changes to related deferred taxes are included in income tax benefit (expense).

(2)                                 Fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                                 Cash gains and losses reflected within operating cash flows.

(4)                                 Excludes $3,967 of premiums paid in prior periods for contracts settled during the nine months ended September 30, 2015.

(5)                                 Excludes $5,813 of premiums paid in at contract inception during the nine months ended September 30, 2015.

Total Assets

The following table presents total assets (in thousands):

	September 30,	December 31,
	2015	2014
Owned and Operated Mines	$1,594,188	$1,704,267
Logistics and Related Activities	86,356	92,347
Corporate and Other	318,297	354,846
Eliminations	(157)	(307)
Consolidated assets	$1,998,684	$2,151,153

As of September 30, 2015 and December 31, 2014, all of our long-lived assets were located in the U.S.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capital Expenditures

The following table presents purchases of property, plant and equipment, investment in development projects, port access contract rights, capital expenditures included in Property, plant and equipment, net, Other assets, and Accounts payable (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Owned and Operated Mines	$32,640	$17,534
Logistics and Related Activities	—	37,100
Corporate and Other	3,198	3,692
Consolidated	$35,838	$58,326

19.  Equity-Based Compensation

Our LTIP permits awards to our employees and eligible non-employee directors, which we generally grant in the first quarter of each year.  The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.  In May 2011, the stockholders approved increasing the pool of shares of our common stock authorized for issuance in connection with equity-based awards under the LTIP from 3.4 million shares to 5.5 million shares.  As of September 30, 2015, approximately 1.8 million shares were available for grant, depending on the actual performance and vesting of then-outstanding awards.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of restricted stock award activity is as follows (in thousands, except per share amounts):

		Weighted- Average Grant-Date
	Number	Fair Value
		(per share)
Non-vested shares at January 1, 2015	407	$18.14
Granted	487	$7.83
Forfeited	(43)	$15.33
Vested	(109)	$17.01
Non-vested shares at September 30, 2015	742	$11.71

As of September 30, 2015, unrecognized compensation cost related to restricted stock awards was $4.0 million, which will be recognized over a weighted-average period of 2.0 years prior to vesting.

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

A summary of performance-based share unit award activity is as follows (in thousands, except per share amounts):

		Weighted- Average Grant-Date
	Number	Fair Value
		(per share)
Non-vested units at January 1, 2015	497	$21.84
Granted	601	$9.66
Forfeited	(88)	$18.79
Vested	(97)	$17.61
Non-vested units at September 30, 2015	913	$14.57

The assumptions used to estimate the fair value of the performance-based share units granted on March 2, 2015 are as follows:

Risk-free interest rate	1.0%
Expected volatility	37.7%
Term	2.8 years
Fair value (per share)	$9.66

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

The following historical financial statement information is provided for CPE Inc. and the Guarantor/Non-Guarantor Subsidiaries:

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended September 30, 2015
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$1,327	$—	$301,673	$—	$(1,327)	301,673
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization, and accretion, shown separately)	—	(1)	248,500	—	—	248,500
Depreciation and depletion	—	530	7,366	—	—	7,896
Amortization of port access contract rights	—	—	928	—	—	928
Accretion	—	—	3,070	—	—	3,070
Derivative financial instruments	—	—	10,235	—	—	10,235
Selling, general and administrative expenses	1,878	247	12,142	—	(1,327)	12,940
Other operating costs	—	—	646	—	—	646
Total costs and expenses	1,878	776	282,887	—	(1,327)	284,215
Operating income (loss)	(551)	(776)	18,786	—	—	17,458
Other income (expense)
Interest income	—	37	—	—	—	37
Interest expense	—	(10,785)	(113)	(87)	—	(10,985)
Other, net	—	(41)	252	41	—	253
Total other income (expense)	—	(10,789)	139	(46)	—	(10,695)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(551)	(11,565)	18,925	(46)	—	6,763
Income tax benefit (expense)	111	3,578	(1,495)	11	—	2,205
Income (loss) from unconsolidated affiliates, net of tax	—	8	(103)	—	—	(95)
Income (loss) from consolidated affiliates, net of tax	9,313	17,292	(35)	—	(26,570)	—
Net income (loss)	8,873	9,313	17,292	(35)	(26,570)	8,873
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	313	313	313	—	(626)	313
Income tax on postretirement medical plan	(116)	(116)	(116)	—	232	(116)
Other comprehensive income (loss)	197	197	197	—	(394)	197
Total comprehensive income (loss)	$9,070	$9,510	$17,489	$(35)	$(26,964)	$9,070

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended September 30, 2014
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$2,256	$—	$336,242	$6,095	$(2,256)	342,337
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization, and accretion, shown separately)	—	12	282,402	5,932	—	288,345
Depreciation and depletion	—	765	25,979	(929)	—	25,815
Accretion	—	—	3,077	771	—	3,848
Derivative financial instruments	—	—	(515)	—	—	(515)
Selling, general and administrative expenses	2,257	189	11,973	—	(2,256)	12,163
Other operating costs	—	—	1,099	—	—	1,099
Total costs and expenses	2,257	966	324,015	5,774	(2,256)	330,755
Gain on sale of Decker Mine interest	—	—	(74,262)	—	—	(74,262)
Operating income (loss)	(1)	(966)	86,489	321	—	85,844
Other income (expense)
Interest income	—	37	—	—	—	37
Interest expense	—	(11,000)	(1,602)	(99)	—	(12,701)
Tax agreement benefit	58,595	—	—	—	—	58,595
Other, net	—	(84)	(30)	84	—	(31)
Total other income (expense)	58,595	(11,047)	(1,632)	(15)	—	45,900
Income (loss) before income tax provision and earnings from unconsolidated affiliates	58,594	(12,013)	84,857	306	—	131,744
Income tax benefit (expense)	(21,522)	12,084	(31,499)	249	—	(40,688)
Income (loss) from unconsolidated affiliates, net of tax	—	7	6	—	—	13
Income (loss) from consolidated affiliates, net of tax	53,997	53,919	555	—	(108,471)	—
Net income (loss)	91,069	53,997	53,919	555	(108,471)	91,069
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	247	247	247	—	(494)	247
Write-off of prior service costs of prior service cost related to Decker Mine pension	3,183	3,183	3,183	3,183	(9,549)	3,183
Income tax on postretirement medical plan	(1,235)	(1,235)	(1,235)	(1,146)	3,616	(1,235)
Other comprehensive income (loss)	2,195	2,195	2,195	2,037	(6,427)	2,195
Total comprehensive income (loss)	$93,264	$56,192	$56,114	$2,592	$(114,898)	$93,264

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Nine Months Ended September 30, 2015
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$5,602	$—	$863,374	$—	$(5,602)	863,374
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	—	17	735,242	—	—	735,258
Depreciation and depletion	—	1,822	49,920	—	—	51,742
Amortization of port access contract rights	—	—	2,783	—	—	2,783
Accretion	—	—	9,960	—	—	9,960
Derivative financial instruments	—	—	17,781	—	—	17,781
Selling, general and administrative expenses	6,162	702	35,438	—	(5,602)	36,701
Goodwill impairment	—	—	33,355	—	—	33,355
Other operating costs	—	—	1,163	—	—	1,163
Total costs and expenses	6,162	2,541	885,642	—	(5,602)	888,743
Operating income (loss)	(560)	(2,541)	(22,268)	—	—	(25,369)
Other income (expense)
Interest income	—	137	—	—	—	137
Interest expense	—	(32,855)	(3,162)	(258)	—	(36,274)
Other, net	—	(172)	159	172	—	158
Total other income (expense)	—	(32,890)	(3,003)	(86)	—	(35,979)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(560)	(35,431)	(25,271)	(86)	—	(61,348)
Income tax benefit (expense)	112	7,133	5,088	17	—	12,350
Income (loss) from unconsolidated affiliates, net of tax	—	7	287	—	—	294
Income (loss) from consolidated affiliates, net of tax	(48,256)	(19,965)	(69)	—	68,290	—
Net income (loss)	(48,704)	(48,256)	(19,965)	(69)	68,290	(48,704)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	939	939	939	—	(1,878)	939
Income tax on postretirement medical plan	(347)	(347)	(347)	—	694	(347)
Other comprehensive income (loss)	592	592	592	—	(1,184)	592
Total comprehensive income (loss)	$(48,112)	$(47,664)	$(19,373)	$(69)	$67,106	$(48,112)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Nine Months Ended September 30, 2014
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$6,131	$—	$966,601	$15,653	$(6,132)	982,253
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	—	209	812,355	17,841	—	830,405
Depreciation and depletion	—	2,300	80,812	(1,168)	—	81,944
Accretion	—	—	9,263	2,803	—	12,066
Derivative financial instruments	—	—	(16,052)	—	—	(16,052)
Selling, general and administrative expenses	6,132	548	36,537	—	(6,131)	37,086
Other operating costs	—	46	1,627	—	—	1,671
Total costs and expenses	6,132	3,103	924,542	19,475	(6,131)	947,120
Gain on sale of Decker Mine interest	—	—	(74,262)	—	—	(74,262)
Operating income (loss)	(1)	(3,103)	116,321	(3,823)	(1)	109,395
Other income (expense)
Interest income	—	222	—	—	—	222
Interest expense	—	(57,053)	(7,156)	(299)	—	(64,508)
Tax agreement benefit	58,595	—	—	—	—	58,595
Other, net	—	(865)	315	289	—	(262)
Total other income (expense)	58,595	(57,696)	(6,841)	(10)	—	(5,953)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	58,594	(60,799)	109,480	(3,833)	(1)	103,442
Income tax benefit (expense)	(21,522)	24,866	(35,585)	1,531	—	(30,709)
Income (loss) from unconsolidated affiliates, net of tax	—	(8)	571	—	—	562
Income (loss) from consolidated affiliates, net of tax	36,223	72,164	(2,302)	—	(106,085)	—
Net income (loss)	73,295	36,223	72,164	(2,302)	(106,086)	73,295
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	741	741	741	—	(1,482)	741
Write-off of prior service costs of prior service cost related to Decker Mine pension	3,183	3,183	3,183	3,183	(9,549)	3,183
Income tax on postretirement medical plan	(1,413)	(1,413)	(1,413)	(1,146)	3,972	(1,413)
Other comprehensive income (loss)	2,511	2,511	2,511	2,037	(7,059)	2,511
Total comprehensive income (loss)	$75,806	$38,734	$74,675	$(265)	$(113,145)	$75,806

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	September 30, 2015
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$121,055	$2,465	$—	$—	$123,519
Accounts receivable	1	—	705	61,323	—	62,029
Due from related parties	—	—	578,641	—	(574,490)	4,152
Inventories, net	—	7,184	68,319	—	—	75,503
Deferred income taxes	—	—	21,715	—	(45)	21,670
Derivative financial instruments	—	—	7,258	—	—	7,258
Prepaid taxes	9,388	—	—	—	—	9,388
Other assets	577	—	16,091	—	—	16,668
Total current assets	9,966	128,239	695,194	61,323	(574,535)	320,187
Noncurrent assets
Property, plant and equipment, net	—	5,280	1,509,482	—	—	1,514,762
Port access contract rights, net	—	—	50,997	—	—	50,997
Goodwill	—	—	2,280	—	—	2,280
Deferred income taxes	—	48,348	26,193	14	(8,637)	65,918
Other assets	1,060,437	1,890,055	41,015	—	(2,946,967)	44,540
Total assets	$1,070,403	$2,071,922	$2,325,161	$61,337	$(3,530,139)	$1,998,684

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$212	$8,309	$45,653	$16	$—	$54,189
Royalties and production taxes	—	—	126,139	—	—	126,139
Accrued expenses	1,859	8,500	35,630	—	—	45,989
Due to related parties	15,484	503,887	—	55,118	(574,490)	—
Other liabilities	—	45	1,803	—	(45)	1,803
Total current liabilities	17,555	520,741	209,225	55,134	(574,535)	228,120
Noncurrent liabilities
Senior notes	—	490,792	—	—	—	490,792
Asset retirement obligations, net of current portion	—	—	167,790	—	—	167,790
Deferred income taxes	8,637	—	—	—	(8,637)	—
Accumulated postretirement medical benefit obligation, net of current portion	—	—	55,401	—	—	55,401
Other liabilities	—	—	12,370	—	—	12,370
Total liabilities	26,192	1,011,533	444,786	55,134	(583,172)	954,473
Commitments and Contingencies (Note 13)
Total equity	1,044,211	1,060,389	1,880,375	6,203	(2,946,967)	1,044,211
Total liabilities and equity	$1,070,403	$2,071,922	$2,325,161	$61,337	$(3,530,139)	$1,998,684

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	December 31, 2014
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$167,532	$1,213	$—	$—	$168,745
Accounts receivable	—	—	14,161	72,676	—	86,838
Due from related parties	—	—	601,540	—	(601,313)	227
Inventories, net	—	6,700	73,103	—	—	79,802
Deferred income taxes	—	—	21,716	—	(46)	21,670
Derivative financial instruments	—	—	17,111	—	—	17,111
Prepaid taxes	3	—	—	—	—	3
Other assets	289	6	9,541	—	—	9,837
Total current assets	292	174,238	738,385	72,676	(601,359)	384,233
Noncurrent assets
Property, plant and equipment, net	—	6,167	1,582,971	—	—	1,589,138
Port access contract rights, net	—	—	53,780	—	—	53,780
Goodwill	—	—	35,634	—	—	35,634
Deferred income taxes	—	33,926	22,542	—	—	56,468
Other assets	1,108,101	1,910,699	26,543	—	(3,013,443)	31,900
Total assets	$1,108,393	$2,125,031	$2,459,855	$72,676	$(3,614,802)	$2,151,153

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$—	$1,287	$50,679	$68	$—	$52,035
Royalties and production taxes	—	—	126,212	—	—	126,212
Accrued expenses	6,194	5,318	40,701	—	—	52,213
Due to related parties	14,365	520,611	—	66,337	(601,313)	—
Current portion of federal coal lease obligations	—	—	63,970	—	—	63,970
Other liabilities	—	46	1,632	—	(46)	1,632
Total current liabilities	20,559	527,262	283,194	66,405	(601,359)	296,062
Noncurrent liabilities
Senior notes	—	489,715	—	—	—	489,715
Asset retirement obligations, net of current portion	—	—	216,241	—	—	216,241
Accumulated postretirement medical benefit obligation, net of current portion	—	—	50,276	—	—	50,276
Other liabilities	—	—	11,025	—	—	11,025
Total liabilities	20,559	1,016,978	560,736	66,405	(601,359)	1,063,319
Commitments and Contingencies (Note 13)
Total equity	1,087,834	1,108,053	1,899,119	6,271	(3,013,443)	1,087,834
Total liabilities and equity	$1,108,393	$2,125,031	$2,459,855	$72,676	$(3,614,802)	$2,151,153

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Nine Months Ended September 30, 2015
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(43,653)	$105,717	$—	$—	$62,064

Investing activities
Purchases of property, plant and equipment	—	(2,827)	(25,298)	—	—	(28,125)
Cash paid for capitalized interest	—	—	(404)	—	—	(404)
Investment in development projects	—	—	(1,526)	—	—	(1,526)
Investment in unconsolidated affiliates	—	—	(5,383)	—	—	(5,383)
Payment of restricted cash	—	—	(6,500)	—	—	(6,500)
Other	—	5	180	—	—	185
Net cash provided by (used in) investing activities	—	(2,822)	(38,931)	—	—	(41,753)

Financing activities
Principal payments of federal coal leases	—	—	(63,970)	—	—	(63,970)
Payment of deferred financing costs	—	(2)	(339)	—	—	(342)
Other	—	—	(1,225)	—	—	(1,225)
Net cash provided by (used in) financing activities	—	(2)	(65,534)	—	—	(65,537)

Net increase (decrease) in cash and cash equivalents	—	(46,477)	1,252	—	—	(45,226)
Cash and cash equivalents at beginning of period	—	167,532	1,213	—	—	168,745
Cash and cash equivalents at the end of period	$—	$121,055	$2,465	$—	$—	$123,519

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words.  You should read statements that contain these words carefully because they discuss our current plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters.  While we believe that these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate.  Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions.  The factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (our “2014 Form 10-K”) and Item 1A of Part II of this report, as well as any other cautionary language in this report, describe the known material risks, uncertainties, and events that may cause our actual results to differ materially and adversely from the expectations we describe in our forward-looking statements.  Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them.  You are cautioned not to place undue reliance on the forward-looking statements contained herein.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.  The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

•                  the timing and extent of any recovery for depressed coal industry conditions, domestically and internationally, and the impact of ongoing depressed industry conditions on our financial performance and liquidity;

•                  the prices we receive for our coal and logistics services, our ability to effectively execute our forward sales strategy, and changes in utility purchasing patterns resulting in increased short-term and spot purchases of coal;

•                  competition with other producers of coal, including the current oversupply of thermal coal in the marketplace, impacts of currency exchange rate fluctuations and the strong U.S. dollar, and government energy and tax policies and regulations that make foreign coal producers more competitive for international transactions;

•                  competition with natural gas and other non-coal energy resources, which may continue to increase as a result of low domestic natural gas prices and due to energy and tax policies, regulations and subsidies or other government actions that encourage or mandate the use of alternative energy sources;

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

•                  the impact of well-funded, anti-coal initiatives by environmental activist groups and others;

•                  market demand for domestic and foreign coal, electricity and steel;

•                  our ability to offset declining U.S. demand for coal and achieve growth in our business through our logistics revenue and export sales;

•                  railroad, export terminal and other transportation performance, costs and availability, including the availability of sufficient and reliable rail capacity to transport PRB coal and the development of additional export terminal capacity and our ability to access additional capacity on commercially reasonable terms;

•                  the impact of our substantial rail and terminal take-or-pay commitments if we do not meet our required export shipment obligations;

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

•                  the impact of required regulatory processes and approvals to lease and obtain permits for coal mining operations or to transport coal to domestic and foreign customers, including third-party legal challenges to regulatory approvals that are required for some or all of our current or planned mining activities;

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

•                  liquidity constraints, including those resulting from the cost or unavailability of financing due to debt and equity capital and credit market conditions for the coal sector or in general, changes in our credit rating, our compliance with the covenants in our debt agreements, or the increasing credit pressures on our industry due to depressed conditions;

•                  volatility and recent decline in the price of our common stock, including the impact of any delisting of our stock from the New York Stock Exchange (“NYSE”) if we fail to meet the minimum average closing price listing standard;

•                  our liquidity, results of operations, and financial condition generally, including amounts of working capital that are available; and

•                  other factors, including those discussed in Item 1A of our 2014 Form 10-K and Item 1A of Part II of this report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note

This Item 2 may contain forward-looking statements that involve substantial risks and uncertainties.  When considering these forward-looking statements you should keep in mind the cautionary statements in this report and our other Securities and Exchange Commission (“SEC”) filings, including the Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”) and in Item 1A of Part II of this report.  Please see “Cautionary Notice Regarding Forward-Looking Statements” in Item 1 above.

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

On August 24, 2015, we entered into a surface rights agreement that provides us access to significant additional coal contained within a federal coal lease controlled by the Cordero Rojo Mine.  The agreement involved a land exchange and production payments from any future sales of the underlying coal, including certain recoupable advance production payments.

We also have two development projects, the Youngs Creek project and the Crow project.  The Youngs Creek project is a permitted but undeveloped surface mine project in the Northern PRB region located 13 miles north of Sheridan, Wyoming, contiguous with the Wyoming-Montana state line.  The Youngs Creek project is approximately seven miles south of our Spring Creek Mine and seven miles from the mainline railroad.  We have not been able to classify the Youngs Creek project mineral rights as proven and probable reserves as they remain subject to further exploration and evaluation based on market conditions.  We also have an option to lease agreement and a corresponding exploration agreement with the Crow Tribe of Indians (the “Crow project”).  The Crow project is located on the Crow Indian Reservation in southeast Montana and is near the Youngs Creek project.  We are in the process of evaluating development options for the Youngs Creek project and the Crow project and believe that their proximity to the Spring Creek Mine represents an opportunity to optimize our mine developments in the Northern PRB.  For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.

We continue to manage our sales of PRB coal and delivery services business to Asian export customers.  In 2014, our logistics business was the largest U.S. exporter of thermal coal into South Korea.  Exports through the Westshore Terminals Limited Partnership port (“Westshore”) are currently forecast to be approximately 4.0 million tons for 2015.  We are contracted to ship approximately 4.3 million tons at Westshore for 2015.  This reflects our previously announced reduction of export shipments by approximately 1.9 million tons as compared to the originally contracted amount.  This reduction is part of our ongoing efforts to address the impact of low seaborne thermal coal prices for international coal sales and to mitigate our associated losses and take-or-pay exposure in our logistics business.  In addition, we are currently in discussions with our rail and port partners and expect to reduce our contracted export volumes in 2016 and beyond if weak pricing for seaborne thermal coal persists.

In addition to our committed capacity at Westshore, we hold option contracts to potentially increase our future export capacity through proposed Pacific Northwest export terminals.  We have a throughput option agreement with SSA Marine, which provides us with an option for up to 17.6 million tons of capacity per year through the planned dry bulk cargo Gateway Pacific Terminal (“GPT”) at Cherry Point in Washington State.

On August 13, 2015, we announced that we and the Crow Tribe are joining SSA Marine as 49% partners in GPT.  Under the new ownership structure, SSA Marine remains the majority owner, retaining 51% of the equity. The Crow Tribe has an option to secure up to 5%, with a corresponding reduction in our ownership.  For the 49% ownership interest, we paid $2 million upon signing and will pay all future permitting expenses up to $30 million, which we anticipate will cover such expenses through 2019.  Thereafter, the owners will share any permitting expenses in excess of $30 million in proportion with their ownership interests.  As of September 30, 2015, we have paid $5.4 million toward permitting expenses as a partner in GPT.  We have the right to exit the partnership, at our discretion at any time during the permitting phase, with no further obligation.

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

Our Logistics and Related Activities segment is characterized by the services we provide to our international and certain of our domestic customers where we deliver coal to the customer at a terminal or the customer’s plant or other delivery point, remote from our mine site.  Services provided include the purchase of coal from third parties or from our Owned and Operated Mines segment, at market prices, as well as the contracting and coordination of the transportation and other handling services from third-party operators, which are typically rail and terminal companies.  Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process.  Title and risk of loss pass to the customer in accordance with the contract and typically occur at a vessel loading terminal, a vessel unloading terminal or an end use facility.  Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment.  The gains and losses resulting from our international coal forward contracts, international coal put options, and U.S. On-Highway Diesel derivative financial instruments are reported within this segment.  Port access contract rights and related amortization are also included in this segment.

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

We entered into coal forward, put options, and futures contracts that are scheduled to settle at various dates through 2016 to hedge a portion of our export and domestic coal sales prices.  We have also entered into WTI derivative financial instruments to hedge our diesel fuel costs and U.S. On-Highway Diesel derivatives to hedge a portion of our rail fuel surcharge related to coal shipped to Westshore.

Current Considerations

Owned and Operated Mines Segment

Shipments for the quarter improved significantly and are expected to continue this trend for the remainder of the year.  Our mines continue to be well positioned with the equipment, manpower, and inventory to meet anticipated 2015 demand.

Increasing natural gas production and mixed regional and seasonal summer weather have continued downward pressure on natural gas prices and led to an increase in coal and natural gas inventories.  Low oil and natural gas prices have led to a significant slowdown in drilling in many U.S. oil and natural gas fields.  However, due to a large inventory of drilled wells and increased productivity, natural gas production continues to increase, keeping natural gas prices depressed, which in turn puts pressure on coal prices.

In the near term, weather-related demand and natural gas prices are the largest factors impacting coal demand.  At the same time, the ongoing regulatory burden on coal-fired electricity generation and the subsidies for renewable energy continue to decrease overall coal demand and are likely to lead to increased electricity prices for consumers.  Currently, U.S thermal coal demand for the nine months ended September 30, 2015 from electric generators is estimated to be down 67 million tons from 654 million tons compared to the same period in 2014.  Shipments from the PRB are down only six million tons from 313 million tons over the same period, which demonstrates the PRB’s competitiveness even in this challenging market environment.

Logistics and Related Activities Segment

The international thermal coal market is very weak due to significantly reduced Chinese coal imports throughout 2015 and a strong U.S. dollar, which have depressed prices significantly even as demand from other Asian countries continues to grow.

Chinese thermal coal imports this year are expected to be down over 60 million tonnes from 2014.  This is the main driver for current weak international prices. It remains unclear whether near term Chinese thermal import demand will stabilize at current levels.

While the strong U.S. dollar has improved the economics for coal producers in Australia and Indonesia, we do not believe new production capacity will be built at current price levels.  Given the large number of Asian plants currently being built to take imported coal and the growth in Indian imports, we still believe current oversupply will be overcome by growing demand over time.  We continue to see interest in demand for PRB coal and our logistics services from our Asian customers and continue to have successful test burns in our target markets.

Asset Impairments

The carrying value of our long-lived assets, including goodwill, port access contract rights, and mineral reserves is sensitive to declines in domestic and international coal prices.  These assets are at risk of impairment if future prices continue to decline.  The cash flow model that we use to assess impairment includes numerous assumptions, such as our current estimates of forecast coal production, market outlook on forward commodity prices, operating and development costs, and discount rates.  A decrease in forward prices alone could result in an impairment of our long-lived assets.  In addition, the denial of regulatory approval could also result in an impairment of certain of these assets.  Due to the weak market outlook for 8400 Btu coal, we recorded a non-cash impairment charge of $33.4 million related to goodwill at our 8400 Btu Cordero Rojo Mine during the nine months ended September 30, 2015.  This represents a full write down of the Cordero Rojo Mine’s goodwill, which was originally recorded in 1997.

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

In August 2015, the EPA issued its final Clean Power Plan (“CPP”) rules that establish carbon pollution standards for power plants, called CO2 emission performance rates.  The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP. The EPA has given states the option to develop compliance plans for annual rate-based reductions (pounds per megawatt hour) or mass-based tonnage limits for CO2.  The state plans are due in September 2016, subject to potential extensions of up to two years for final plan submission.  The compliance period begins in 2022, and emission reductions will be phased in up to 2030.  The EPA also proposed a federal compliance plan to implement the CPP in the event that an approvable state plan is not submitted to the EPA.  We expect that judicial challenges will be filed, which may result in a stay of the implementation of the rules.  If the rules were implemented in their current form, the market for coal will likely be decreased, potentially significantly.  While we believe that we are similarly situated with other producers of coal relative to the expected impacts of the final rules, we are continuing to evaluate the rules and are not in a position to make any meaningful determination about the extent of the impacts to our operations.

In June 2015, the United States Supreme Court decided Michigan v. the EPA, which held that the EPA should have considered the compliance costs associated with its Mercury and Air Toxics Standards (“MATS”) in deciding to regulate power plants under Section 112(n)(1) of the Clean Air Act.  The Court did not vacate the MATS rule, and it remains to be seen what action the D.C. Circuit Court of Appeals will take on remand to conform its prior judgment to the Court’s opinion.  If the rule is vacated, it is unclear how and when the EPA might reevaluate its decision to regulate emissions of mercury and other toxic pollutants from power plants in light of the Supreme Court’s instruction to consider the compliance costs of any such program pursuant to Section 112(n)(1); the EPA may re-propose the MATS rule or otherwise pursue regulation of emissions of mercury and other toxic pollutants from power plants in the future.  The MATS rule was expected to result in the retirement of certain older coal plants.  It remains to be seen whether any such plants may reevaluate their decision to retire following the Supreme Court’s decision, or whether plants that have already installed certain controls to comply with MATS will continue to operate them at all times.

In May 2015, the EPA released a final rule that sets forth changes to its definition of “waters of the United States” under the Clean Water Act (“CWA”).  In August 2015, a federal district judge in North Dakota enjoined implementation of the rule in 13 states, including Montana and Wyoming, where our mines are located.  Federal district judges in West Virginia and Georgia have denied similar motions for injunctions for lack of subject matter jurisdiction, while district judges in several other jurisdictions have stayed their cases until the Judicial Panel on Multidistrict Litigation rules on whether to consolidate all of the district court cases in a single court.  In October 2015, the Judicial Panel on Multidistrict Litigation declined to consolidate the various district court cases in a single court.  In addition, in October 2015 the Sixth Circuit issued a nationwide stay of the rule until it determines whether it has jurisdiction over the petitions for review brought in the federal appellate courts.  It remains to be seen how the various proceedings in more than a dozen federal district courts and possibly in the Sixth Circuit will affect the substance of the final rule and its implementation in Montana and Wyoming.  Any expansion to CWA jurisdiction could impose additional permitting obligations on our operations, which may adversely impact our coal production or results of operations.

In May 2015, the Bureau of Land Management (“BLM”) and the U.S. Forest Service issued a series of final Environmental Impact Statements (“EISs”) for proposed land use plan amendments incorporating conservation measures for the greater sage-grouse in ten western states, including Wyoming. The BLM has stated that the EISs focus on conserving Priority Habitat areas that have been identified as having the highest value to maintaining the species and its habitat and contain land use measures designed to minimize or avoid habitat disturbance.  The BLM has also stated that the plans honor all valid, existing rights, including those for oil and gas development, rights-of-way, locatable minerals, and other permitting projects.  In September 2015, after evaluating the species’ population status and conservation efforts by the BLM and many others, the U.S. Fish and Wildlife Service determined that the greater sage-grouse does not require listing under the Endangered Species Act.

On September 29, 2015, the Governor of Idaho and the Idaho legislature filed suit in Federal District Court in Washington, DC, seeking to challenge the actions of the Secretaries of the Interior and Agriculture and the United States Forest Service with respect to the land use plan amendments and other requirements to address the greater sage-grouse habitat.  This lawsuit alleges the actions of these federal defendants in approving these measures violated several different statutes and that, collectively, these measures are worse than the consequences of a decision to list the greater sage-grouse as an endangered species.  Were the court to grant the relief sought, including vacating and negating the conservation plan, that ruling would remove requirements that may impact our ability to conduct operations in areas that would otherwise be subject to the land use plan amendments and other requirements.

Federal and state laws require us to obtain surety bonds or post letters of credit to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs.  We use self-bonding to secure performance of certain obligations in Wyoming.  Self-bonding allows us to use the strength of our financials as security rather than obtaining a traditional surety bond.  As of September 30, 2015, we have self-bonded $200 million in the State of Wyoming.  The Land Quality Division of the Wyoming Department of Environmental Quality periodically re-evaluates the amount of the security required, our performance, and our eligibility for self-bonding.  There can be no assurance that the Wyoming Department of Environmental Quality will continue to qualify us for self-bonding.  To the extent we are unable to maintain our current level of self-bonding due to changes in legislation, regulations, or their interpretation by state agencies, or in our financial condition, we may be required to obtain surety bonds at commercial terms, which could cause our costs to increase and could have a material adverse effect on our liquidity and financial condition.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Summary

The following table summarizes key results (in millions, except per share amounts):

	Three Months Ended
	September 30,		Change
	2015	2014	Amount	Percent
Total tons sold	20.8	22.0	(1.2)	(5.5)
Total revenue	$301.7	$342.3	$(40.6)	(11.9)
Net income (loss)	$8.9	$91.1	$(82.2)	(90.2)
Adjusted EBITDA (1)	$39.0	$45.7	$(6.7)	(14.7)
Adjusted EPS (1)	$0.24	$0.04	$0.20	500.0

(1)         Non-GAAP measure; please see definition above and reconciliation below.

Adjusted EBITDA and Adjusted EPS

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA, diluted earnings (loss) per common share to Adjusted EPS, and segment Adjusted EBITDA to net income (loss) (in millions, except per share amounts):

Adjusted EBITDA

	Three Months Ended
	September 30,
	2015		2014
Net income (loss)		$8.9		$91.1
Interest expense		11.0		12.7
Income tax (benefit) expense		(2.2)		40.7
Depreciation and depletion		7.9		25.8
Amortization		0.9		—
EBITDA		26.4		170.2
Accretion		3.1		3.8
Tax agreement expense (benefit) (1)		—		(58.6)
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)(2)	$10.2		$(0.5)
Inclusion of cash amounts received (paid)(3)(4)	(0.7)		5.0
Total derivative financial instruments		9.5		4.5
Gain on sale of Decker Mine interest		—		(74.3)
Goodwill impairment		—		—
Adjusted EBITDA		$39.0		$45.7

(1)                                 Changes to related deferred taxes are included in income tax expense (benefit).

(2)                                 Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                                 Cash amounts received and paid reflected within operating cash flows.

(4)                                 Excludes $1.0 of premiums paid in prior periods for contracts settled during the three months ended September 30, 2015.

Adjusted EBITDA by Segment

	Three Months Ended
	September 30,
	2015		2014
Owned and Operated Mines
Adjusted EBITDA		$57.8		$43.6
Depreciation and depletion		(7.4)		(26.0)
Accretion		(2.9)		(2.9)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	$(10.9)		$(3.5)
Inclusion of cash amounts (received) paid (1)	3.5		2.9
Total derivative financial instruments		(7.4)		(0.6)
Other		(0.3)		0.1
Operating income (loss)		39.8		14.2

Logistics and Related Activities
Adjusted EBITDA		(19.0)		1.4
Amortization		(0.9)		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	0.7		4.0
Inclusion of cash amounts (received) paid	(2.8)		(8.0)
Total derivative financial instruments		(2.1)		(4.0)
Operating income (loss)		(22.0)		(2.6)

Corporate and Other
Adjusted EBITDA		0.5		1.0
Depreciation and depletion		(0.5)		0.2
Accretion		(0.1)		(0.9)
Gain on sale of Decker Mine interest		—		74.3
Other		—		(0.1)
Operating income (loss)		(0.1)		74.5

Eliminations
Adjusted EBITDA		(0.2)		(0.3)
Operating loss		(0.2)		(0.3)
Consolidated operating income (loss)		17.5		85.8
Interest expense		(11.0)		(12.7)
Tax agreement benefit		—		58.6
Other, net		0.3		—
Income tax (expense) benefit		2.2		(40.7)
Income (loss) from unconsolidated affiliates, net of tax		(0.1)		—
Net income (loss)		$8.9		$91.1

(1)                                 Excludes $1.0 of premiums paid in prior periods for contracts settled during the three months ended September 30, 2015.

Adjusted EPS

	Three Months Ended
	September 30,
	2015		2014
Diluted earnings (loss) per common share		$0.14		$1.49
Tax agreement benefit including tax impacts of IPO and Secondary Offering		—		(0.73)
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)	$0.11		$(0.01)
Inclusion of cash amounts received (paid) (1)	(0.01)		0.05
Total derivative financial instruments		0.10		0.05
Refinancing transaction:
Exclusion of cash interest for early retirement of debt	—		—
Exclusion of non-cash interest for deferred finance fee write-off	—		—
Total refinancing transaction		—		—
Gain on sale of Decker Mine interest		—		(0.77)
Goodwill impairment		—		—
Adjusted EPS		$0.24		$0.04
Weighted-average dilutive shares outstanding (in millions)		61.4		61.1

(1)                                 Excludes per share impact of $0.01 for premiums paid in prior periods for contracts settled during the three months ended September 30, 2015.

Results of Operations

Revenue

The following table presents revenue and tons sold (in millions except per ton amounts):

	Three Months Ended September 30,		Change
	2015	2014	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$12.62	$13.12	$(0.50)	(3.8)
Tons sold	20.8	21.5	(0.7)	(3.3)

Coal revenue	$262.0	$282.6	$(20.6)	(7.3)
Other revenue	$3.6	$3.3	$0.3	9.1
Logistics and Related Activities
Total tons delivered	1.4	1.6	(0.2)	(12.5)
Asian export tons	0.9	1.2	(0.3)	(25.0)

Revenue	$44.8	$65.6	$(20.8)	(31.7)
Corporate and Other
Revenue	$2.2	$7.8	$(5.6)	(71.8)
Eliminations of Intersegment Sales
Revenue	$(10.9)	$(17.0)	$6.1	35.9
Total Consolidated
Revenue	$301.7	$342.3	$(40.6)	(11.9)

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 (in millions):

Three months ended September 30, 2014	$282.6
Changes associated with volumes	(10.1)
Changes associated with prices	(10.5)
Three months ended September 30, 2015	$262.0

Revenue decreased for the three months ended September 30, 2015 compared to the same period in 2014 due to decreases in both tons shipped and realized price per ton sold.  Volumes decreased as a result of the previously announced plan to reduce production at Cordero Rojo Mine.  Prices for the three months ended September 30, 2015 were down compared to the same period in 2014 as the domestic coal market continues to be depressed.

Logistics and Related Activities Segment

Revenue decreased for the three months ended September 30, 2015 compared to the same period in 2014 due to continued weak international prices for seaborne coal. This was partially offset by an increase in the volume of domestic deliveries coordinated in the three months ended September 30, 2015 compared to the same period in 2014.

Our Asian delivered sales are priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria.  These indices include the Newcastle benchmark price.  Based on the comparative quality and transport costs, our delivered sales are generally priced at approximately 60% to 75% of the forward Newcastle price.

Corporate and Other Segment

Revenue decreased for the three months ended September 30, 2015 compared to the same period in 2014 due to the sale of the Decker Mine in September 2014.  The decrease was partially offset by an increase in broker revenue and a $1.0 million contract buyout during the three months ended September 30, 2015 compared to the same period in 2014.

Cost of Product Sold

The following table presents cost of product sold (in millions, except per ton amounts):

	Three Months Ended
	September 30,		Change
	2015	2014	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$9.15	$10.44	$(1.29)	(12.4)

Cost of product sold (produced coal)	$190.0	$224.8	$(34.8)	(15.5)
Other cost of product sold	3.2	3.0	0.2	6.7
Logistics and Related Activities
Cost of product sold	65.2	70.8	(5.6)	(7.9)
Corporate and Other
Cost of product sold	0.9	6.6	(5.7)	(86.4)
Eliminations of Intersegment Sales
Cost of product sold	(10.8)	(16.9)	6.1	36.1
Total Consolidated
Cost of product sold	$248.5	$288.3	$(39.8)	(13.8)

Owned and Operated Mines Segment

Cost of product sold decreased primarily as a result of fewer tons of coal sold in the three months ended September 30, 2015 as compared to the same period in 2014, which resulted in lower direct operating costs.  Additionally, we accrued $3 million in insurance deductible costs related to the flooding event at Cordero Rojo Mine in the three months ended September 30, 2014.  The average cost per ton sold decreased primarily as a result of a decrease in our production taxes, diesel costs, and explosives costs in the three months ended September 30, 2015 as compared to the same period in 2014, partially offset by attributing costs to fewer tons sold.

Logistics and Related Activities Segment

Cost of product sold decreased in the three months ended September 30, 2015 as compared to the same period in 2014 due to a reduction in the volume of Asia tons delivered combined with a decrease in freight costs resulting from lower fuel surcharge costs.  The decrease in volume resulted in lower terminal, demurrage and port handling costs in the three months ended September 30, 2015 as compared to the same period in 2014.  These cost decreases were partially offset by expenses incurred related to reducing the contracted minimum throughput commitments at Westshore for 2015.

Corporate and Other Segment

Cost of product sold decreased in the three months ended September 30, 2015 compared to the same period in 2014 due to the sale of the Decker Mine in September 2014.

Operating Income (Loss)

The following table presents operating income (loss) (in millions):

	Three Months Ended
	September 30,		Change
	2015	2014	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$39.8	$14.2	$25.6	180.3
Logistics and Related Activities
Operating income (loss)	(22.0)	(2.6)	(19.4)	(746.2)
Corporate and Other
Operating income (loss)	(0.1)	74.5	(74.6)	(100.1)
Eliminations of Intersegment Sales
Operating income (loss)	(0.2)	(0.3)	0.1	33.3
Total Consolidated
Operating income (loss)	$17.5	$85.8	$(68.3)	(79.6)

Owned and Operated Mines Segment

In addition to the revenue and cost of product sold factors previously discussed, operating income increased due to a decrease in depreciation of $16.8 million associated with the reduction in the asset retirement obligation (“ARO”) liability at Cordero Rojo Mine in the three months ended September 30, 2015.  This was partially offset by mark-to-market losses of $10.9 million recognized on our WTI derivative financial instruments and our domestic coal futures contracts in the three months ended September 30, 2015 as compared to losses of $3.5 million for the same period in 2014.

Logistics and Related Activities Segment

In addition to the revenue and cost of product sold factors previously discussed, operating loss increased due to $4.5 million of mark-to-market losses recognized on the highway diesel derivatives during the three months ended September 30, 2015.  These losses were partially offset by higher gains recognized on our international coal forward contracts and put options of $1.2 million in the three months ended September 30, 2015 as compared to the same period in 2014.  Additionally, we recognized $0.9 million of amortization related to port access contract rights during the three months ended September 30, 2015 compared to none in the same period in 2014.

Corporate and Other Segment

Operating income for our Corporate and Other segment decreased primarily due to the revenue and cost of product sold factors previously discussed.

Other Income (Expense)

The following table presents other income (expense) (in millions):

	Three Months Ended
	September 30,		Change
	2015	2014	Amount	Percent
Other income (expense)	$(10.7)	$45.9	$(56.6)	(123.3)

Other income (expense) for the three months ended September 30, 2015 as compared to the same period in 2014 decreased primarily as a result of the adjustment to the tax agreement liability due to the acceleration and release agreement signed with Rio Tinto, which terminated the tax receivable agreement and resulted in a gain of $58.6 million in the three months ended September 30, 2014.

Income Tax Provision

The following table presents income tax provision (in millions):

	Three Months Ended
	September 30,		Change
	2015	2014	Amount	Percent
Income tax benefit (expense)	$2.2	$(40.7)	$42.9	105.4
Effective tax rate	(32.6)%	30.9%	(63.5)	(205.5)

Our statutory income tax rate, including state income taxes, is 37%.  The difference between the statutory income tax rate and our effective tax rate for the three months ended September 30, 2015 is due primarily to permanent differences between book and tax treatments.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Summary

The following table summarizes key results (in millions, except per share amounts):

	Nine Months Ended
	September 30,		Change
	2015	2014	Amount	Percent
Total tons sold	56.6	63.7	(7.1)	(11.1)
Total revenue	$863.4	$982.3	$(118.9)	(12.1)
Net income (loss)	$(48.7)	$73.3	$(122.0)	(166.4)
Adjusted EBITDA (1)	$89.1	$130.3	$(41.2)	(31.6)
Adjusted EPS (1)	$(0.08)	$(0.06)	$(0.02)	(33.3)

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

Adjusted EBITDA and Adjusted EPS

The following tables present a reconciliation of net income to Adjusted EBITDA, diluted earnings per common share to Adjusted EPS, and segment Adjusted EBITDA to net income (in millions, except per share amounts):

Adjusted EBITDA

	Nine Months Ended
	September 30,
	2015		2014
Net income (loss)		$(48.7)		$73.3
Interest income		(0.1)		(0.2)
Interest expense		36.3		64.5
Income tax (benefit) expense		(12.4)		30.7
Depreciation and depletion		51.7		81.9
Amortization		2.8		—
EBITDA		29.6		250.2
Accretion		10.0		12.1
Tax agreement benefit(1)		—		(58.6)
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)(2)	$17.8		$(16.1)
Inclusion of cash amounts received (paid)(3)(4)(5)	(1.6)		16.9
Total derivative financial instruments		16.2		0.8
Gain on sale of Decker Mine interest		—		(74.3)
Goodwill impairment		33.4		—
Adjusted EBITDA		$89.1		$130.3

(1)                                 Changes to related deferred taxes are included in income tax expense (benefit).

(2)                                 Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                                 Cash amounts received and paid reflected within operating cash flows.

(4)                                 Excludes premiums of $4.0 paid in prior periods for contracts settled during the nine months ended September 30, 2015

(5)                                 Excludes premiums of $5.8 paid at contract inception during the nine months ended September 30, 2015.

Adjusted EBITDA by Segment

	Nine Months Ended
	September 30,
	2015		2014
Owned and Operated Mines
Adjusted EBITDA		$119.2		$126.7
Depreciation and depletion		(49.9)		(80.8)
Accretion		(9.5)		(8.8)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	$(13.0)		$(2.0)
Inclusion of cash amounts (received) paid (1)	11.8		2.0
Total derivative financial instruments		(1.2)		—
Goodwill impairment		(33.4)		—
Other		—		(0.3)
Operating income (loss)		25.2		36.8

Logistics and Related Activities
Adjusted EBITDA		(33.8)		4.5
Amortization		(2.8)		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	(4.8)		18.1
Inclusion of cash amounts (received) paid (2)	(10.2)		(18.9)
Total derivative financial instruments		(15.0)		(0.8)
Other		0.1		—
Operating income (loss)		(51.5)		3.7

Corporate and Other
Adjusted EBITDA		5.0		0.6
Depreciation and depletion		(1.8)		(1.1)
Accretion		(0.4)		(3.3)
Gain on sale of Decker mine interest		—		74.3
Other		(0.4)		—
Operating income (loss)		2.4		70.5

Eliminations
Adjusted EBITDA		(1.3)		(1.5)
Operating loss		(1.3)		(1.5)
Consolidated operating income (loss)		(25.4)		109.4
Interest income		0.1		0.2
Interest expense		(36.3)		(64.5)
Tax agreement benefit		—		58.6
Other, net		0.2		(0.3)
Income tax (expense) benefit		12.4		(30.7)
Income (loss) from unconsolidated affiliates, net of tax		0.3		0.6
Net income (loss)		$(48.7)		$73.3

(1)                                 Excludes premiums of $4.0 paid in prior periods for contracts settled during the nine months ended September 30, 2015.

(2)                                 Excludes premiums of $5.8 paid at contract inception during the nine months ended September 30, 2015.

Adjusted EPS

	Nine Months Ended
	September 30,
	2015		2014
Diluted earnings per common share		$(0.80)		$1.20
Tax agreement benefit including tax impacts of IPO and Secondary Offering		—		(0.73)
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)	$0.18		$(0.17)
Inclusion of cash amounts received (paid) (1) (2)	(0.02)		0.17
Total derivative financial instruments		0.17		0.01
Refinancing transaction:
Exclusion of cash interest for early retirement of debt	—		0.15
Exclusion of non-cash interest for deferred finance fee write-off	—		0.08
Total refinancing transaction		—		0.23
Gain on sale of Decker Mine Interest		—		(0.76)
Goodwill impairment		0.55		—
Adjusted EPS		$(0.08)		$(0.06)
Weighted-average dilutive shares outstanding (in millions)		61.0		61.2

(1)                                 Excludes per share impact of $0.04 for premiums paid in prior periods for contracts settled during the nine months ended September 30, 2015.

(2)                                 Excludes per share impact of $0.06 for premiums paid at contract inception during the nine months ended September 30, 2015.

Results of Operations

Revenue

The following table presents revenue and tons sold (in millions except per ton amounts):

	Nine Months Ended
	September 30,		Change
	2015	2014	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$12.81	$13.07	$(0.26)	(2.0)
Tons sold	56.4	62.6	(6.2)	(9.9)

Coal revenue	$722.9	$818.0	$(95.1)	(11.6)
Other revenue	$10.8	$9.7	$1.1	11.3
Logistics and Related Activities
Total tons delivered	4.5	4.0	0.5	12.5
Asian export tons	3.3	3.2	0.1	3.1

Revenue	$162.8	$178.8	$(16.0)	(8.9)
Corporate and Other
Revenue	$8.6	$20.4	$(11.8)	(57.8)
Eliminations of Intersegment Sales
Revenue	$(41.7)	$(44.6)	$2.9	6.5
Total Consolidated
Revenue	$863.4	$982.3	$(118.9)	(12.1)

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 (in millions):

Nine months ended September 30, 2014	$818.0
Changes associated with volumes	(80.3)
Changes associated with prices	(14.8)
Nine months ended September 30, 2015	$722.9

Volumes decreased for the nine months ended September 30, 2015 compared to the same period in 2014 as we continued to execute on our previously announced plan to reduce production at Cordero Rojo Mine.  Additionally, prices for the nine months ended September 30, 2015 decreased compared to the same period in 2014 as the domestic coal market continues to be depressed.

Logistics and Related Activities Segment

The volume of Asian deliveries through the port increased in the nine months ended September 30, 2015 compared to the same period in 2014.  In addition, domestic deliveries coordinated also increased in the same period. The increase in revenue from the higher volumes was offset by continued weak international prices for seaborne coal, resulting in a reduction in revenue for the nine months ended September 30, 2015 compared to the same period in 2014.

Our Asian delivered sales are priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria.  These indices include the Newcastle benchmark price.  Based on the comparative quality and transport costs, our delivered sales are generally priced at approximately 60% to 75% of the forward Newcastle price.

Corporate and Other Segment

Revenue decreased for the nine months ended September 30, 2015 compared to the same period in 2014 due to the sale of the Decker Mine in September 2014.  The decreases were partially offset by an increase in broker revenue and $4.3 million of contract buyouts during the nine months ended September 30, 2015.

Cost of Product Sold

The following table presents cost of product sold (in millions except per ton amounts):

	Nine Months Ended
	September 30,		Change
	2015	2014	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$9.90	$10.52	$(0.62)	(5.9)

Cost of product sold (produced coal)	$558.9	$658.0	$(99.1)	(15.1)
Other cost of product sold	9.1	8.0	1.1	13.8
Logistics and Related Activities
Cost of product sold	205.0	188.4	16.6	8.8
Corporate and Other
Cost of product sold	2.7	19.2	(16.5)	(85.9)
Eliminations of Intersegment Sales
Cost of product sold	(40.4)	(43.2)	2.8	6.5
Total Consolidated
Cost of product sold	$735.3	$830.4	$(95.1)	(11.5)

Owned and Operated Mines Segment

Cost of product sold decreased primarily as a result of 6.2 million fewer tons of coal sold in the nine months ended September 30, 2015 as compared to the same period in 2014, which resulted in lower direct operating costs.  We had a decrease of approximately $40 million in fuel costs resulting from a reduction in fuel prices combined with lower production compared to the same period in 2014.  Our production costs also decreased compared to the prior year due to the previously announced planned reduction in production at Cordero Rojo Mine.  Additionally, we accrued $3 million in insurance deductible costs related to the flooding event at Cordero Rojo Mine in the nine months ended September 30, 2014.  The average cost per ton sold decreased as a result of the cost reductions discussed above, partially offset by attributing costs to fewer tons sold.

Logistics and Related Activities Segment

Cost of product sold increased in the nine months ended September 30, 2015 as compared to the same period in 2014 primarily due to expenses incurred related to reducing the contracted minimum throughput commitments at Westshore for 2015.  Higher demurrage and port handling costs were also incurred in the nine months ended September 30, 2015 as compared to the same period in 2014.  The cost increases were partially offset by decreased freight costs resulting from lower fuel surcharge.

Corporate and Other Segment

Cost of product sold decreased for the nine months ended September 30, 2015 as compared to the same period in 2014 due to the sale of Decker Mine in September 2014.

Operating Income (Loss)

The following table presents operating income (loss) (in millions):

	Nine Months Ended
	September 30,		Change
	2015	2014	Amount	Percent
Owned and Operated Mines
Operating income	$25.2	$36.8	$(11.6)	(31.5)
Logistics and Related Activities
Operating income (loss)	(51.5)	3.7	(55.2)	(1,491.9)
Corporate and Other
Operating income (loss)	2.4	70.5	(68.1)	(96.6)
Eliminations of Intersegment Sales
Operating loss	(1.3)	(1.5)	0.2	13.3
Total Consolidated
Operating income (loss)	$(25.4)	$109.4	$(134.8)	(123.2)

Owned and Operated Mines Segment

In addition to the revenue and cost of product sold factors previously discussed, the decrease in operating income was due to the goodwill impairment charge of $33.4 million recognized in the nine months ended September 30, 2015.  Additionally, we recognized mark-to-market losses of $13.0 million on our domestic coal futures contracts and WTI derivative financial instruments in the nine months ended September 30, 2015 as compared to losses of $2.0 million in the same period in 2014.  These were partially offset by a credit to depreciation of $16.8 million associated with a decrease in the ARO liability at the Cordero Rojo Mine and lower Depreciation and depletion in the nine months ended September 30, 2015 due to lower shipments as compared to the same period in 2014.

Logistics and Related Activities Segment

In addition to the revenue and cost of product sold factors previously discussed, operating loss increased due to fewer gains recognized on our international coal forward contracts and put options of $0.8 million in the nine months ended September 30, 2015 as compared to gains of $18.1 million in the same period in 2014.  We also recognized $5.7 million of mark-to-market losses on our highway diesel derivatives in the nine months ended September 30, 2015 as compared to none in the same period in 2014.  Additionally, we recognized $2.8 million of amortization related to port access contract rights during the nine months ended September 30, 2015 compared to none in the same period in 2014.

Corporate and Other Segment

Operating income for our Corporate and Other segment decreased primarily due to the gain recognized on the sale of the Decker Mine interest during the nine months ended September 30, 2014 and as a result of the revenue and cost of product sold factors previously discussed.

Other Income (Expense)

The following table presents other income (expense) (in millions):

	Nine Months Ended
	September 30,		Change
	2015	2014	Amount	Percent
Other income (expense)	$(36.0)	$(6.0)	$(30.0)	(500.0)

Other expense for the nine months ended September 30, 2015 as compared to the same period in 2014 increased primarily as a result of the adjustment to the tax agreement liability due to the acceleration and release agreement signed with Rio Tinto, which terminated the tax receivable agreement and resulted in a gain of $58.6 million in the nine months ended September 30, 2014.  The gain was offset by $21.5 million in interest expense incurred in the nine months ended September 30, 2014 related to the early retirement of debt and refinancings completed during 2014.  This was partially offset by a decrease of $6.7 million in interest expense during the nine months ended September 30, 2015 compared to the same period in 2014 due to lower interest rates on our senior notes and lower imputed interest on our federal coal lease obligations.

Income Tax Provision

The following table presents income tax provision (in millions):

	Nine Months Ended
	September 30,		Change
	2015	2014	Amount	Percent
Income tax benefit (expense)	$12.4	$(30.7)	$43.1	(140.4)
Effective tax rate	20.1%	(29.7)%	49.8	(167.7)

Our statutory income tax rate, including state income taxes, is 37%.  The difference between the statutory income tax rate and our effective tax rate for the nine months ended September 30, 2015 is due primarily to the impact of the lower equity-based compensation tax deduction for shares that vested during the period and the impact of the goodwill impairment, which is not deductible for tax purposes, and permanent differences between book and tax treatments.

Liquidity and Capital Resources

	September 30,	December 31,
	2015	2014
	(in millions)
Cash and cash equivalents	$123.5	$168.7

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations and borrowing capacity under our Accounts Receivable Securitization Facility (“A/R Securitization Program”) and revolving credit facility.

Cash from operations depends on a number of factors, such as the volume of coal sold by our Owned and Operated Mines segment; the price for which we sell our coal; the costs of mining, including labor, repairs and maintenance, fuel and explosives; capital expenditures to acquire property, plant and equipment; the volume of deliveries coordinated by our Logistics and Related Activities segment to customer contracted destinations; the revenue we receive for our logistics services; the costs for logistics services and rail and port charges for coal sales made on a delivered basis, including demurrage and any take-or-pay charges; the results of our derivative financial instruments; coal-fired electricity demand, regulatory changes and energy policies impacting our business; and other risks and uncertainties, including those risk factors discussed in Item 1A in our 2014 Form 10-K and in Item 1A of Part II of this report.  Ongoing depressed industry conditions and recent coal producer bankruptcy filings have resulted in increased credit pressures on the coal industry.  Any credit demands by third parties or refusals by banks, surety bond providers, investors or others to extend, renew or refinance credit on commercially reasonable terms may adversely impact our business, financial condition, results of operations, cash flows and liquidity.

Certain of our subsidiaries are parties to the A/R Securitization Program.  Cloud Peak Energy Receivables LLC (the “SPE”), a special purpose, bankruptcy-remote wholly-owned subsidiary purchases, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfers undivided interests in up to $75 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  On

January 23, 2015, we entered into an agreement extending the term of the A/R Securitization Program to January 23, 2018.  All other terms of the program have remained substantially the same.  At September 30, 2015, the A/R Securitization Program would have allowed for $45.2 million of borrowing capacity.  There were no borrowings outstanding from the A/R Securitization Program at September 30, 2015.

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

The financial covenants under the Credit Agreement require us to maintain (a) a ratio of EBITDA (as defined in the Credit Agreement) for the preceding four fiscal quarters to consolidated net cash interest expense equal to or greater than 1.50 to 1 and (b) a ratio of secured funded debt less unrestricted cash and marketable securities (net secured debt) to EBITDA for the preceding four fiscal quarters equal to or less than 4.00 to 1.  The credit facility and capital leases are considered secured funded debt under the covenant calculations whereas federal coal lease obligations, accounts receivable securitizations, and senior notes are not considered secured funded debt. The Credit Agreement also contains other non-financial covenants, including covenants related to our ability to incur additional debt or take other corporate actions.  The Credit Agreement also contains customary events of default with customary grace periods and thresholds.

Our ability to access the available funds under the credit facility may be prohibited in the event that we do not comply with the covenant requirements or if we default on our obligations under the Credit Agreement.  If our trailing twelve month EBITDA were to continue to decline and we were unable to negotiate an amendment with the bank group, our actual borrowing capacity under the Credit Agreement may be reduced or eliminated entirely depending on the extent of the decline in trailing twelve month EBITDA.  As of September 30, 2015, our trailing twelve month EBITDA, as defined within the financial covenants of the Credit Agreement, was $167.4 million, and we have full availability under our Credit Agreement.  If the trailing twelve month EBITDA were to fall below $125 million in the future, our borrowing capacity would begin to be reduced pursuant to this covenant based on our net secured debt position at that time.

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

As of September 30, 2015, no borrowings or letters of credit were outstanding under the credit facility and we were in compliance with the covenants contained in the Credit Agreement.  Our aggregate borrowing capacity under the Credit Agreement and the A/R Securitization Program was approximately $545.2 million at September 30, 2015.

In addition, under our Credit Agreement, we have the ability to enter into leases up to $150 million for some of our capital equipment purchases.  We currently have $7.8 million outstanding under a master lease agreement.  For further details on the capital leasing program, see Note 11 to our notes to unaudited condensed consolidated financial statements in Item 1.

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

During the nine months ended September 30, 2015, we made payments of $69.4 million on committed lease by applications (“LBA”), and we have no further scheduled LBA payments.

During the nine months ended September 30, 2015, we recorded $14.0 million in take-or-pay charges related to our volume shortfalls under the terms of our rail and port commitments.  If we are unable to negotiate contract reductions with our partners and do not ship any tons of coal in the future due to weak seaborne coal pricing, we have commitments to these partners over the next nine years that total over $637 million which would be computed on a quarterly or annual basis in accordance with the service agreements. These commitments could have a material adverse impact on our financial performance and liquidity.

Capital expenditures are necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and to add new equipment as necessary.  Cash payments for capital expenditures (excluding capitalized interest) for the nine months ended September 30, 2015 were $28.1 million.  Our anticipated capital expenditures (excluding capitalized interest and federal lease payments) are expected to be between $40 million and $50 million in 2015.  This range includes approximately $23 million for the relocation of a dragline from the Cordero Rojo Mine to the Antelope Mine.

In the normal course of business, we are party to guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds and indemnities, which are not reflected on the consolidated balance sheet.  As of September 30, 2015, we were self-bonded for $200 million and had $441.2 million of surety bonds outstanding to secure certain of our obligations to reclaim lands used for mining, secure coal lease obligations, and for other operating requirements.  The terms and conditions with the issuers of the surety bonds allow for collateral calls to mitigate their exposure. The amount of collateral that could be required would be based on the underlying bonded assets and their risks, our credit profile, and overall market conditions.  Should collateral for these obligations be called, this could utilize a significant portion or our existing liquidity.  We currently have no collateral posted.

We believe our sources of liquidity will be sufficient to fund our primary ordinary course uses of cash for the next twelve months, which include our costs of coal production and logistics services, capital expenditures, and interest on our debt.

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

Overview of Cash Transactions

We started 2015 with $168.7 million of unrestricted cash and cash equivalents.  After capital expenditures, LBA payments, and generating cash from our operating activities, we concluded the nine months ended September 30, 2015 with cash and cash equivalents of $123.5 million.

Cash Flows

	Nine Months Ended
	September 30,		Change
	2015	2014	Amount	Percent
		(dollars in millions)
Beginning balance - cash and cash equivalents	$168.7	$231.6
Net cash provided by (used in) operating activities	62.1	42.1	$20.0	47.5
Net cash provided by (used in) investing activities	(41.8)	19.5	$(61.3)	(314.4)
Net cash provided by (used in) financing activities	(65.5)	(173.9)	$108.4	62.3
Ending balance - cash and cash equivalents	$123.5	$119.3

Beginning balance - marketable securities	$—	$80.7	*
Ending balance - marketable securities	$—	$—	*

*                                         Decrease in marketable securities discussed in investing activities below.

Net cash provided by operating activities increased for the nine months ended September 30, 2015 as compared to the same period in 2014 due to increases in working capital of $47.2 million driven primarily by a $45 million cash payment made to Rio Tinto in 2014 to terminate the Tax Receivable Agreement.  This was partially offset by cash paid on settled derivative financial instruments and for premiums on derivative financial instruments of $7.4 million in the nine months ended September 30, 2015 compared to cash received of $16.9 million during the same period in 2014.  Net income as adjusted for non-cash items decreased $2.9 million.

The increase in cash used in investing activities for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily related to the net redemption of investments in marketable securities of $80.7 million in 2014, a $6.5 million payment of restricted cash in 2015, which was used to fund an escrow account associated with our increased Westshore capacity, and $5.4 million in payments toward permitting expenses as a partner in GPT.  This was partially offset by $37.1 million investment in port access contract rights in 2014.  In addition, purchases of property, plant and equipment increased by $13.4 million in the nine months ended September 30, 2015 as compared to the same period in 2014, primarily as a result of relocating a dragline from our Cordero Rojo Mine to our Antelope Mine.

The decrease in cash used in financing activities for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to the net repayment and issuance of senior notes of $100 million and additional deferred financing costs of $13.8 million that occurred in 2014.

Climate Change Regulatory Environment

Enactment of currently proposed or future laws or regulations regarding emissions from the combustion of coal by the U.S. or some of its states or by other countries, or other actions to limit such emissions, like the creation of mandatory use requirements for renewable fuel sources, could result in electricity generators further switching from coal to other fuel sources.  Public concern and the political environment may also continue to materially and adversely impact future coal demand and usage to generate electricity, regardless of applicable legal and regulatory requirements.  Additionally, the creation and issuance of subsidies designed to encourage use of alternative energy sources could decrease the demand of coal as an energy source.  The potential financial impact on us as a result of these factors will depend upon the degree to which electricity generators diminish their reliance on coal as a fuel source as a result thereof.  That, in turn, will depend on a number of factors, including the appeal and design of the subsidies being offered, the specific requirements imposed by any such laws or regulations such as mandating use by utilities of renewable fuel sources, the time periods over which those laws or regulations would be phased in and the state of any commercial development and deployment of carbon capture and storage technologies.  In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws or regulations may have on our results of operations, financial condition, or cash flows.  See Item 1 “Business—Environmental and Other Regulatory Matters—Global Climate Change” and Item 1A “Risk Factors” of our 2014 Form 10-K for additional discussion regarding how climate change and other environmental regulatory matters may materially adversely impact our business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of results that can be expected for future quarters or the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K for a discussion of our critical accounting policies and estimates.

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

Commodity Price Risk

Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations.  Market risk includes the potential for changes in the market value of our coal portfolio, which includes index sales, export pricing, and PRB derivative financial instruments.  As of September 30, 2015, we had committed to sell approximately 79.4 million tons during 2015, of which 79.1 million tons are under fixed-price contracts.  A $1 change to the average coal sales price per ton for these 0.3 million unpriced tons would result in an approximate $0.3 million change to the coal revenue.  In addition, we entered into certain forward financial contracts linked to Newcastle coal prices to help manage our exposure to variability in future international coal prices.  As of September 30, 2015, we held coal forward contracts for approximately 0.3 million tons which will settle in 2015 and 2016, of which 0.1 million tons have been fixed under offsetting contracts.  A $1 change to the market index price per ton for these coal forward contracts would result in an approximate $0.2 million change to operating income (expense).  As of September 30, 2015, we held international coal put options with an average strike price of $44.75 per ton for approximately 2.5 million tons which will settle in 2016.  A $1 decrease per ton to the market index price below our strike price for these international coal put options would result in an approximate $2.5 million increase to operating income (expense).  There would be no impact if the market index price rises above our strike price.  As of September 30, 2015, we held domestic coal futures contracts for approximately 0.5 million tons, which will settle in 2015 and 2016.  A $1 change to the market index price per ton for these futures contracts would result in an approximate $0.5 million change to operating income (expense).

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $6.3 million over the next 12 months.  In addition, we use derivative financial instruments to manage certain exposures to diesel fuel prices.  If WTI decreases by 10%, we would incur additional costs of $3.9 million.  We also use U.S. On-Highway Diesel derivative financial instruments to manage our exposure to changes in the rail fuel surcharge related to a portion of our rail transportation cost for coal shipments to

Westshore.  If U.S. On-Highway Diesel price decreases by 10%, we would incur additional costs of $2.3 million.  The terms of the program are disclosed in Note 7 to our notes to unaudited condensed consolidated financial statements in Item 1.

Interest Rate Risk

Our revolving credit facility and A/R Securitization Program are subject to an adjustable interest rate.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  We had no outstanding borrowings under our credit facility or A/R Securitization Program as of September 30, 2015.  If we borrow funds under the revolving credit facility or A/R Securitization Program, we may be subject to increased sensitivity to interest rate movements.

The $7.8 million of borrowings under the capital leasing program are also subject to variable interest rates although any change to the rate would not have a significant impact on cash flow.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to senior management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015, and has concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, including the risk factors set forth below, you should carefully consider the additional risks and uncertainties described in Item 1A of our 2014 Form 10-K.  The risks described herein and in our 2014 Form 10-K are not the only risks we may face.  If any of those risk factors, as well as other risks and uncertainties that are not currently known to us or that we currently believe are not material, actually occur, our business, financial condition, results of operations, cash flows, and liquidity could be materially and adversely affected.  In our judgment, other than as set forth below, there were no material changes in the risk factors as previously disclosed in Item 1A of our 2014 Form 10-K.

The closing market price of our common stock has recently declined significantly.  If the average closing price of our common stock declines to less than $1.00 over 30 consecutive trading days, our common stock could be delisted from the NYSE or trading could be suspended.

Our common stock is currently listed on the NYSE. In order for our common stock to continue to be listed on the NYSE, we are required to comply with various listing standards, including the maintenance of a minimum average closing price of at least $1.00 per share during a consecutive 30 trading-day period. A renewed or continued decline in the closing price of our common stock on the NYSE could result in a breach of these requirements. Although we would have an opportunity to take action to cure such a breach, if we did not succeed, the NYSE could commence suspension or delisting procedures in respect of our common stock. The commencement of suspension or delisting procedures by an exchange remains, at all times, at the discretion of such exchange and would be publicly announced by the exchange. If a suspension or delisting were to occur, there would be significantly less liquidity in the suspended or delisted securities. In addition, our ability to raise additional necessary capital through equity or debt financing, and attract and retain personnel by means of equity compensation, would be greatly impaired. Furthermore, with respect to any suspended or delisted securities, we would expect decreases in institutional and other investor demand, analyst coverage, market making activity and information available concerning trading prices and volume, and fewer broker-dealers would be willing to execute trades with respect to such securities. A suspension or delisting would likely decrease the attractiveness of our common stock to investors and cause the trading volume of our common stock to decline, which could result in a further decline in the market price of our common stock.

As a result of ongoing depressed industry conditions and recent coal producer bankruptcy filings, the coal industry has experienced increasing credit pressures that could result in demands for credit support by third parties or decisions by banks, surety bond providers, investors or other companies to reduce or eliminate their exposure to the coal industry, including our company.  These credit pressures could materially and adversely impact our liquidity and ability to meet our regulatory requirements.

Ongoing depressed industry conditions and recent coal producer bankruptcy filings have resulted in increased credit pressures on the coal industry.  These credit pressures include, for example, (a) vendors, suppliers, customers and other commercial counterparties seeking prepayments, security deposits, letters of credit and other credit protections, and (b) banks, surety bond providers, investors and other companies reducing or eliminating their exposure to the coal industry.  Although some of these credit pressures may be company-specific, many are directed to the coal industry in general due to the current overall negative investor sentiment toward the industry.  Any credit demands by third parties or refusals by banks, surety bond providers, investors or others to extend, renew or refinance credit on commercially reasonable terms may adversely impact our business, financial condition, results of operations, cash flows and liquidity.  In some cases, such as any collateral requirements imposed by surety bond providers to issue surety bonds that secure our future performance under various federal and state laws, our ability to meet regulatory requirements may also be adversely impacted if we are not able to satisfy cash or other collateral requirements.

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

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index at page 67 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ HEATH A. HILL
Date: October 27, 2015		Heath A. Hill
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

3.2*	Amended and Restated Bylaws of Cloud Peak Energy Inc., effective October 20, 2015

4.1*

Sixth Supplemental Indenture, dated as of September 10, 2015, to the Indenture, dated as of November 25, 2009, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., the guarantors party thereto, Wilmington Trust Company, as trustee, and Citibank N.A., as securities administrator

4.2*

Second Supplemental Indenture, dated as of September 1, 2015, to the Indenture, dated as of March 11, 2014, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee

10.1*	Third Amendment to the Cloud Peak Energy Resources LLC Non-Qualified Deferred Compensation Plan

12.1*	Computation of Ratio of Earnings to Fixed Charges

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1*	Mine Safety Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Document

* Filed or furnished herewith, as applicable