Form 10-Q
period 2016-03-31
CLOUD PEAK ENERGY INC.
filed 2016-04-29
CIK 1441849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

☐  Yes      ☒  No

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 61,264,051 shares outstanding as of April 20, 2016.

CLOUD PEAK ENERGY INC.

Unless the context indicates otherwise, the terms “Cloud Peak Energy,” the “Company,” “we,” “us,” and “our” refer to Cloud Peak Energy Inc. (“CPE Inc.”) and its subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$181,249	$317,553
Costs and expenses
Cost of product sold (exclusive of depreciation and depletion, amortization, and accretion)	165,035	264,317
Depreciation and depletion	19,102	24,536
Amortization of port access rights	—	928
Accretion	2,582	3,541
(Gain) loss on derivative financial instruments	1,962	4,785
Selling, general and administrative expenses	13,775	11,249
Impairments	4,154	—
Other operating costs	284	213
Total costs and expenses	206,894	309,569

Operating income (loss)	(25,645)	7,984
Other income (expense)
Interest income	37	49
Interest expense	(11,051)	(12,668)
Other, net	(389)	(337)
Total other income (expense)	(11,403)	(12,956)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(37,048)	(4,972)
Income tax benefit (expense)	1,421	280
Income (loss) from unconsolidated affiliates, net of tax	(748)	12
Net income (loss)	(36,375)	(4,680)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	362	313
Income tax on postretirement medical and pension adjustments	(971)	(116)
Other comprehensive income (loss)	(609)	197
Total comprehensive income (loss)	$(36,984)	$(4,483)
Income (loss) per common share:
Basic	$(0.59)	$(0.08)
Diluted	$(0.59)	$(0.08)
Weighted-average shares outstanding - basic	61,191	60,935
Weighted-average shares outstanding - diluted	61,191	60,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$79,392	$89,313
Accounts receivable	32,714	43,248
Due from related parties	—	160
Inventories, net	75,291	76,763
Income tax receivable	9,137	8,659
Other prepaid and deferred charges	15,699	25,945
Other assets	6,542	98
Total current assets	218,775	244,186

Noncurrent assets
Property, plant and equipment, net	1,474,190	1,488,371
Goodwill	2,280	2,280
Other assets	62,613	67,323
Total assets	$1,757,858	$1,802,160

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$26,850	$44,385
Royalties and production taxes	65,883	74,054
Accrued expenses	47,993	42,317
Due to related parties	71	—
Other liabilities	2,225	2,133
Total current liabilities	143,022	162,889

Noncurrent liabilities
Senior notes	491,539	491,160
Asset retirement obligations, net of current portion	154,000	151,755
Accumulated postretirement medical benefit obligation, net of current portion	62,894	60,845
Royalties and production taxes	41,481	34,680
Other liabilities	12,258	12,950
Total liabilities	905,194	914,279
Commitments and Contingencies (Note 9)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 61,740 and 61,647 shares issued and 61,263 and 61,170 outstanding at March 31, 2016 and December 31, 2015, respectively)	613	612
Treasury stock, at cost (477 shares at both March 31, 2016 and December 31, 2015)	(6,498)	(6,498)
Additional paid-in capital	576,639	574,874
Retained earnings	295,470	331,844
Accumulated other comprehensive income (loss)	(13,560)	(12,951)
Total equity	852,664	887,881
Total liabilities and equity	$1,757,858	$1,802,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(36,375)	$(4,680)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	19,102	24,536
Amortization of port access rights	—	928
Accretion	2,582	3,541
Impairments	4,154	—
Loss (income) from unconsolidated affiliates, net of tax	748	(12)
Distributions of income from unconsolidated affiliates	1,500	—
Deferred income taxes	(971)	(280)
Equity-based compensation expense	2,092	988
(Gain) loss on derivative financial instruments	1,962	4,785
Cash received (paid) on derivative financial instrument settlements	(2,309)	(2,029)
Net periodic postretirement benefit costs	2,413	—
Non-cash logistic agreements expense	8,167	—
Other	(278)	3,233
Changes in operating assets and liabilities:
Accounts receivable	10,535	16,488
Inventories, net	1,453	1,828
Due to or from related parties	231	(1,293)
Other assets	5,553	(5,759)
Accounts payable and accrued expenses	(20,880)	(10,037)
Asset retirement obligations	(337)	(298)
Net cash provided by (used in) operating activities	(658)	31,939

Investing activities
Purchases of property, plant and equipment	(7,621)	(6,405)
Cash paid for capitalized interest	(352)	—
Investment in development projects	(750)	(750)
Payment of restricted cash	—	(6,500)
Other	18	(75)
Net cash provided by (used in) investing activities	(8,705)	(13,730)

Financing activities
Payment of deferred financing costs	—	(314)
Other	(558)	(408)
Net cash provided by (used in) financing activities	(558)	(722)

Net increase (decrease) in cash and cash equivalents	(9,921)	17,487
Cash and cash equivalents at beginning of period	89,313	168,745
Cash and cash equivalents at end of period	$79,392	$186,232

Supplemental cash flow disclosures:
Interest paid	$7,765	$7,469
Income taxes paid (refunded)	$27	$3,972
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$1,552	$1,969
Assets acquired under capital leases	$115	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business

We are one of the largest producers of coal in the United States of America (“U.S.”) and the Powder River Basin (“PRB”), based on our 2015 coal sales.  We operate some of the safest mines in the coal industry.  According to the most current Mine Safety and Health Administration (“MSHA”) data, we have one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.

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

In 2015, we addressed the issue of low seaborne thermal coal prices for international coal sales by mitigating our associated losses and take-or-pay exposure.  We amended agreements with Westshore Terminals Limited Partnership (“Westshore”) and BNSF providing for reduced quarterly payments from 2016 through 2018.  We will continue to meet regularly with Westshore and BNSF during the next several years to discuss market conditions, potential shipments, and the terms for such shipments.  We do not expect to export any tons at current market prices.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  The year-end unaudited condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all footnote disclosures required to be included in annual financial statements by U.S. GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2015 and 2014, and for each of the three years ended December 31, 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2016, and the results of our operations, comprehensive income, and cash flows for the three months ended March 31, 2016 and 2015, in conformity with U.S. GAAP.  Our results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2016.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods.  Significant estimates in these unaudited condensed consolidated financial statements include: assumptions about the amount and timing of future cash flows and related discount rates used in determining asset retirement obligations (“AROs”) and in testing long-lived assets and goodwill for impairment; the fair value of derivative financial instruments; the calculation of mineral reserves; equity-based compensation expense; workers’ compensation claims; reserves for contingencies and litigation; useful lives of long-lived assets; postretirement employee benefit obligations; the recognition and measurement of income tax benefits and related deferred tax asset valuation allowances; and allowances for inventory obsolescence and net realizable value.  Actual results could differ materially from those estimates.

Certain immaterial amounts in prior years have been reclassified to conform to the 2016 presentation.  Due to the tabular presentation of rounded amounts, certain tables reflect insignificant rounding differences.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which would require the lessee to recognize the assets and liabilities on all leases that may have not been recognized in the past.  The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  We are considering the impact the adoption of ASU 2016-02 may have on our results of operations, financial condition, and cash flows.

3.  Inventories

Inventories, net, consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Materials and supplies	$75,422	$74,353
Less: Obsolescence allowance	(1,006)	(988)
Material and supplies, net	74,416	73,365
Coal inventory	875	3,398
Inventories, net	$75,291	$76,763

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  Fair Value of Financial Instruments

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

•                  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We had no Level 3 financial instruments as of March 31, 2016 or December 31, 2015.

The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets (in thousands):

	Fair Value at March 31, 2016
Description	Level 1	Level 2	Total
Assets
Money market funds(1)	$44,990	$—	$44,990
Liabilities
Derivative financial instruments	$—	$10,387	$10,387

	Fair Value at December 31, 2015
Description	Level 1	Level 2	Total
Assets
Money market funds(1)	$41,285	$—	$41,285
Liabilities
Derivative financial instruments	$—	$10,734	$10,734

(1)                                 Included in Cash and cash equivalents in the unaudited condensed consolidated balance sheets along with $34.4 million and $48.0 million of demand deposits at March 31, 2016 and December 31, 2015, respectively.

We did not have any transfers between levels during the three months ended March 31, 2016.  Our policy is to value all transfers between levels using the beginning of period valuation.

5.  Derivative Financial Instruments

Coal Contracts

We use derivative financial instruments to help manage our exposure to market changes in coal prices.  To manage our exposure in the international markets, we have international coal forward contracts linked to forward Newcastle coal

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2016, we held positions that are expected to settle in 2016 (in thousands, except per ton amounts):

2016
International Coal Forward Contracts
Notional amount (tons)	198
Net asset position	$5,322
Weighted-average per ton	$100.13

Domestic Coal Futures Contracts
Notional amount (tons)	80
Weighted-average per ton	$14.70

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

Under a swap agreement, if the monthly average index price is higher than the swap price, we receive the difference and if the monthly average index price is lower than the swap price, we pay the difference.  We used swap agreements to fix a portion of our forecasted diesel costs for 2016 and all our forecasted diesel costs for 2017.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2016, we held the following WTI derivative financial instruments:

	Floor		Ceiling		Swaps
Settlement Period	Notional Amount	Weighted- Average per Barrel	Notional Amount	Weighted- Average per Barrel	Notional Amount	Weighted- Average per Barrel
	(barrels in thousands)		(barrels in thousands)		(barrels in thousands)
2016 swap positions (1)	—	$—	—	$—	256	$63.92
2016 collar positions (1)	256	$54.30	256	$73.37	—	$—
2017 swap positions (2)	—	$—	—	$—	636	$55.00
Total	256	$54.30	256	$73.37	892	$57.56

(1)                                 Represents 50% of expected diesel consumption for 2016.

(2)                                 Represents 100% of expected diesel consumption for 2017.

Offsetting and Balance Sheet Presentation

	March 31, 2016
	Gross Amounts Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
International coal forward contracts	$5,492	$(170)	$(5,492)	$5,492	$—	$5,322
WTI derivative financial instruments	—	(15,709)	—	—	—	(15,709)
Total	$5,492	$(15,879)	$(5,492)	$5,492	$—	$(10,387)

	December 31, 2015
	Gross Amounts Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
International coal forward contracts	$7,462	$(398)	$(7,462)	$7,462	$—	$7,064
WTI derivative financial instruments	—	(17,798)	—	—	—	(17,798)
Total	$7,462	$(18,196)	$(7,462)	$7,462	$—	$(10,734)

Net amounts of derivative liabilities are included in Accrued expenses in the unaudited condensed consolidated balance sheets.  There were no cash collateral requirements at March 31, 2016 or December 31, 2015.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Gains and Losses

(Gain) loss on derivative financial instruments recognized in the unaudited condensed consolidated statement of operations and comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
International coal forward contracts	$(39)	$(1,968)
Domestic coal futures contracts	11	3,898
WTI derivative financial instruments	1,990	2,855
Net derivative financial instruments loss (gain)	$1,962	$4,785

See Note 4 for a discussion related to the fair value of derivative financial instruments.

6.  Senior Notes

Senior notes consisted of the following (in thousands):

	March 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value (1)
8.50% senior notes due 2019	$300,000	$(4,530)	$295,470	$136,500
6.375% senior notes due 2024	200,000	(3,931)	196,069	66,500
Total senior notes	$500,000	$(8,461)	$491,539	$203,000

	December 31, 2015
	Principal	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value (1)
8.50% senior notes due 2019	$300,000	$(4,785)	$295,215	$151,500
6.375% senior notes due 2024	200,000	(4,055)	195,945	61,000
Total senior notes	$500,000	$(8,840)	$491,160	$212,500

(1)                                 The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Asset Retirement Obligations

Changes in the carrying amount of our asset retirement obligations were as follows (in thousands):

	2016	2015
Balance at January 1,	$153,155	$217,312
Accretion expense	2,582	3,541
Revisions to estimated future reclamation cash flows	—	(13,586)
Payments	(337)	(298)
Balance at March 31,	155,400	206,969
Less: current portion	(1,400)	(1,071)
Asset retirement obligation, net of current portion	$154,000	$205,898

Revisions to estimated future reclamation cash flows reflect our regular updates to our estimated costs of closure activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages, the timing of the reclamation activities, and third-party unit costs as of March 31, 2016 and 2015.

8.  Other Obligations

Capital Equipment Lease Obligations

From time to time, we enter into capital leases on equipment under various lease schedules, which are subject to a master lease agreement, and are pre-payable at our option.  Our capital equipment lease obligations are included in Other liabilities.  Future payments for these obligations are as follows (in thousands):

Year Ended December 31,
2016	$1,850
2017	2,313
2018	2,231
2019	1,675
2020	880
Total	8,949
Less: interest	456
Total principal payments	8,493
Less: current portion	2,226
Capital equipment lease obligations, net of current portion	$6,267

Accounts Receivable Securitization

As of March 31, 2016, the A/R Securitization Program would have allowed for $21.2 million of borrowing capacity.  There were no borrowings outstanding under the A/R Securitization Program as of March 31, 2016 or December 31, 2015.

Credit Facility

We have a senior secured revolving credit facility, (the “Credit Agreement”), which provides us with a capacity of up to $500 million that can be used to borrow funds or issue letters of credit.  The borrowing capacity under the Credit Agreement is reduced by the amount of letters of credit issued, which may be up to $250 million.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our ability to access the available funds under the Credit Agreement may be prohibited in the event that we do not comply with the covenant requirements or if we default on our obligations under the Credit Agreement.  Full availability under the Credit Agreement requires a trailing twelve month EBITDA plus unrestricted cash less capital leases of at least $125 million.  As of March 31, 2016, our trailing twelve month EBITDA, as defined within the financial covenants of the Credit Agreement, was $96.6 million, and our availability under the Credit Agreement was reduced to $457.1 million.  If our trailing twelve month EBITDA were to continue to decline and we were unable to negotiate an amendment with the bank group, our actual borrowing capacity under the Credit Agreement would be further reduced or eliminated entirely depending on the extent of the decline in trailing twelve month EBITDA.

As of March 31, 2016 and December 31, 2015, no borrowings or letters of credit were outstanding under the Credit Agreement, and we were in compliance with the covenants contained in the Credit Agreement.

Our aggregate borrowing capacity under the Credit Agreement and the A/R Securitization Program was approximately $478.3 million as of March 31, 2016.

There were $7.6 million and $8.3 million of unamortized debt issuance costs as of March 31, 2016 and December 31, 2015, respectively, related to the A/R Securitization Program and the Credit Agreement included in noncurrent Other assets.

9.  Commitments and Contingencies

Commitments

Purchase Commitments

We had outstanding purchase commitments consisting of the following (in thousands):

	March 31,	December 31,
	2016	2015
Capital Commitments
Equipment	$6,242	$10,226
Land	$23,678	$23,678

Supplies and Services
Coal purchase commitments	$2,538	$—
Transportation agreements (1)(2)	$544,299	$549,053

(1)                                 Includes undiscounted port take-or-pay commitments through the remaining term of the agreement in 2024.  Reflects the 2016-2018 amendment entered in the fourth quarter of 2015.  Assumes we do not ship any export tons, and does not include throughput or other charges based on any actual shipments.

(2)                                 Includes undiscounted rail take-or-pay commitments if we exercise our contractual buy-out option in 2019, which requires one year’s notice plus a lump sum payment.  Reflects the 2016-2018 amendment entered in the fourth quarter of 2015.  Assumes we do not ship any export tons, and does not include transportation or other charges based on any actual shipments.  The full term of the agreement continues through 2024.  Assuming we did not exercise our buy-out option in 2019 and did not meet minimum shipment requirements, we would owe additional take-or-pay amounts through the remaining term of the agreement.

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

Current Schedule—On October 28, 2014, the Montana District Court consolidated the WildEarth and Northern Plains cases and set a briefing schedule for resolution of all of WildEarth’s and Northern Plains’ claims through motions for summary judgment.  Plaintiffs filed their opening briefs on December 8, 2014, and under a revised schedule, briefing by all parties was completed on May 7, 2015.  The Montana District Court held an oral argument on July 31, 2015 before a Magistrate Judge in Billings, Montana.  At the conclusion of the oral argument, the Magistrate Judge ordered the parties to negotiate and attempt to resolve this dispute by agreement of the parties.  In October 2015, the parties jointly submitted a status report to the Court stating they were unable to reach a settlement.  On October 23, 2015, the Magistrate Judge issued her findings and recommendations to the District Court Judge.  In this order, the Magistrate found that OSM had failed to follow the procedural requirements of the National Environmental Policy Act by failing to provide notice to the public when the agency had completed its environmental analysis and by failing to explain how OSM concluded that its approval of the 2012 mining plan would have no significant environmental impacts.  Based on these findings, the Magistrate further recommended that OSM be directed to prepare a supplemental environmental analysis within 180 days from the date the District Court issues a final judgment.  Under the Magistrate’s recommendation, mining at the Spring Creek mine would proceed unabated during the time OSM is undertaking its supplemental analysis.  The mining plan for the Spring Creek Mine would not be vacated unless OSM failed to complete its supplemental analysis within 180 days.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 6, 2015, Spring Creek Coal, the National Mining Association and the State of Montana filed objections to the Magistrate’s findings and recommendations.  The federal defendants filed limited objections on that same day.  WildEarth and Northern Plains filed responses to these objections on November 17, 2015 and November 20, 2015, respectively.  On January 21, 2016, the District Court issued an order adopting most of the Magistrate’s findings and recommendations, but provided OSM 240 days (rather than 180 days) to prepare a supplemental environmental analysis.  Under the District Court’s order, mining at the Spring Creek mine would proceed unabated during the time OSM is undertaking its supplemental analysis and OSM was ordered to submit monthly status reports informing the Court and the parties of OSM’s progress in preparing the analysis.  The mining plan for the Spring Creek Mine would not be vacated unless OSM fails to complete its supplemental analysis within 240 days.  The order provides that OSM may request and obtain additional time to prepare its analysis “for good cause.”  On March 31, 2016, OSM filed its second status report indicating that it is on track to complete the supplemental environmental analysis by the Court-ordered deadline of September 17, 2016.  We continue to believe WildEarth’s challenge and the related Northern Plains’ challenge against OSM are without merit.  Nevertheless, if OSM is unable to prepare its supplemental environmental analysis within 240 days of the District Court’s order (or longer, if it obtains an extension from the court), the mining plan could be vacated.  The impact of any such vacatur could have a material adverse effect on our shipments, financial results and liquidity, and could result in claims from third parties if we are unable to meet our commitments under pre-existing commercial agreements as a result of any required reductions or modifications to our mining activities.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LLC (November 13, 2015), New Mexico Coal Resources, LLC (November 16, 2015), Bowie Resources, LLC (November 24, 2015), Thunder Basin Coal, L.L.C. (December 4, 2015).

Current Schedule—On November 25, 2015, the OSM filed a motion to sever WildEarth’s complaint and transfer those claims against the two Wyoming mines (Antelope and Black Thunder) to the District of Wyoming and the New Mexico mine (El Segundo) to the District of New Mexico.  Each of the prospective intervenors filed conditional responses in support of OSM’s transfer motion.  On January 7, 2016, WildEarth filed its opposition to OSM’s transfer motion.  On January 29, 2016, WildEarth and OSM filed a Joint Motion to Stay all proceedings for 60 days in order for the parties to pursue settlement discussions.  On February 1, 2016, the prospective intervenors filed a proposed response to the stay motion in which they asked the court to grant (1) the pending intervention motions, and (2) the pending motion to sever transfer, before staying the portion of the case that remained in the District of Colorado.  On February 3, 2016, WildEarth and OSM filed separate reply briefs in support of their stay motion.  On February 16, 2016, the Court granted the motion to stay the case for 60 days, and on February 18, 2016, the Court granted the pending motions to intervene by Antelope, the State of Wyoming, and the other coal producers.  The stay expired on April 1, 2016 after the parties were unable to reach a voluntary settlement and OSM filed its reply brief in support of its motion to sever and transfer on April 11, 2016.  We believe WildEarth’s challenge is without merit.  Nevertheless, if WildEarth’s claims against OSM’s approval of the Antelope mine plan modification are successful, any court order granting the requested relief could have a material adverse impact on our shipments, financial results and liquidity, and could result in claims from third parties if we are unable to meet our commitments under pre-existing commercial agreements as a result of any required reductions or modifications to our mining activities.

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

Several non-income based production tax audits related to federal and state royalties and severance taxes, including periods back to 2008, are currently in progress.  The financial statements reflect our best estimate of taxes and related interest and penalties due for potential adjustments that may result from the resolution of such tax audits.  From time to time, we receive audit assessments and engage in settlement discussions with applicable tax authorities, which may result in adjustments to our estimates of taxes and related interest and penalties.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Risk and Major Customers

For the three months ended March 31, 2016 and 2015, there was no single customer that represented 10% or more of consolidated revenue.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  The credit risk is controlled through credit approvals and monitoring procedures.

Guarantees and Off-Balance Sheet Risk

In the normal course of business, we are party to guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds and indemnities, which are not reflected on the unaudited condensed consolidated balance sheets.  In our past experience, virtually no claims have been made against these financial instruments.  Management does not expect any material losses to result from these guarantees or off-balance sheet instruments.

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  We currently use self-bonding to secure performance of certain obligations in Wyoming.  Self-bonding allows us to use the strength of our financial positions as security rather than obtaining a traditional surety bond.  Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  As of March 31, 2016, we were self-bonded for $190 million and had $427.0 million of surety bonds outstanding to secure certain of our obligations to reclaim lands used for mining, secure coal lease obligations, and for other operating requirements.

10.  Postretirement Medical Plan

We maintain an unfunded postretirement medical plan to provide certain postretirement medical benefits to eligible employees.  Net periodic postretirement benefit costs included the following components (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Service cost	$1,418	$1,229
Interest cost	633	482
Amortization of prior service cost	362	313
Net periodic benefit cost	$2,413	$2,024

In April 2016, we communicated a change in our Retiree Medical Plan to employees that becomes effective January 1, 2017.  Changes include a decrease in the number of active employees that will be eligible for the plan as well as moving to a defined contribution plan away from a defined benefit plan.  These plan changes will reduce our accumulated postretirement benefit obligation going forward.  The impact of these changes will be recorded over future periods.

11.  Income Taxes

As of March 31, 2016 and December 31, 2015, we had deferred tax assets principally arising from: ARO, AMT credits, pension and postretirement benefits, contract rights and net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 37%. As management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2016 and December 31, 2015.  The difference between our effective tax rate and the statutory rate is due to the impact of percentage depletion, income tax in the states in which we do business, changes in our valuation allowance and the impact of out of period adjustments.  Our effective tax rate for the three months ended March 31, 2016 was (4%).

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2016 and December 31, 2015, we had no material unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  We are open to federal and state tax audits until the applicable statutes of limitations expire.

12.  Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) (“AOCI”) related to our post-retirement medical plan by component, net of tax are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance, January 1	$(12,951)	$(11,299)
Other comprehensive income (loss) before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	(609)	197
Net current period other comprehensive income (loss)	(609)	197
Ending balance, March 31,	$(13,560)	$(11,102)

The reclassifications out of AOCI are as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Postretirement Medical Plan (1)
Amortization of prior service costs included in Cost of product sold (2)	$303	$264
Amortization of prior service costs included in Selling, general and administrative expenses (2)	59	49
Total before tax	362	313
Tax benefit	(971)	(116)
Amounts reclassified from AOCI	$(609)	$197

(1)                                 See Note 10 for the components of our net periodic postretirement benefit costs.

(2)                                 Presented on the unaudited condensed consolidated statements of operations and comprehensive income.

13.  Earnings (Loss) per Share

Dilutive potential shares of common stock may include restricted stock and units, options, and performance units issued under our Long Term Incentive Plan (“LTIP”).  We apply the treasury stock method to determine dilution from restricted stock and units, options, and performance units.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculation of diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Numerator for calculation of diluted earnings (loss) per share:
Net income (loss)	$(36,375)	$(4,680)
Denominator for basic income (loss) per share — weighted-average shares outstanding	61,191	60,935
Dilutive effect of stock equivalents	—	—
Denominator for diluted earnings (loss) per share	61,191	60,935
Diluted earnings (loss) per share	$(0.59)	$(0.08)

For the periods presented, the following items were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Anti-dilutive stock equivalents	3,077	2,146

14.  Segment Information

We have two reportable segments; our Owned and Operated Mines segment and our Logistics and Related Activities segment.

Our Owned and Operated Mines segment is characterized by the predominant focus on thermal coal production where the sale occurs at the mine site and where title and risk of loss generally pass to the customer at that point.  This segment includes our Antelope Mine, Cordero Rojo Mine, and Spring Creek Mine.  Sales in this segment are primarily to domestic electric utilities, although a portion may be made to our Logistics and Related Activities segment.  Sales between reportable segments are priced based on prevailing market prices for arm’s length transactions.  Our mines utilize surface mining extraction processes and are all located in the PRB.  The gains and losses resulting from our domestic coal futures contracts and WTI derivative financial instruments are reported within this segment.

Our Logistics and Related Activities segment is characterized by the services we provide to our international and certain of our domestic customers where we deliver coal to the customer at a terminal or the customer’s plant or other delivery point, remote from our mine site.  Services provided include the purchase of coal from third parties or from our Owned and Operated Mines segment, at market prices, as well as the contracting and coordination of the transportation and other handling services from third-party operators, which are typically rail and terminal companies.  Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process.  Title and risk of loss pass to the customer in accordance with the contract and typically occur at a vessel loading terminal, a vessel unloading terminal or an end use facility.  Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment.  During 2016, we do not plan to sell coal to international customers due to current weak prices.  The gains and losses resulting from our international coal forward contracts and international coal put options are reported within this segment.  Amortization related to port access rights prior to the fourth quarter 2015 impairment and the amended port and rail take-or-pay agreements are also included in this segment.  Losses associated with our investment in the Gateway Pacific Terminal are included in our Logistics and Related Activities segment.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other includes Selling, general and administrative expenses (“SG&A”) as well as results relating to broker activity.

Eliminations represent the purchase and sale of coal between reportable segments and the associated elimination of intercompany profit or loss in inventory.

Segment results for the three months ended March 31, 2015 have been retrospectively revised to reflect our new measure of segment profitability first presented in our 2015 Form 10-K.

EBITDA represents net income (loss) before: (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, and (4) amortization.  Adjusted EBITDA represents EBITDA as further adjusted for accretion, which represents non-cash increases in asset retirement obligation liabilities resulting from the passage of time, and specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are:  (1) adjustments to exclude non-cash impairment charges and (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid.  We enter into certain derivative financial instruments such as put options that require the payment of premiums at contract inception.  The reduction in the premium value over time is reflected in the mark-to-market gains or losses.  Our calculation of Adjusted EBITDA does not include premiums paid for derivative financial instruments; either at contract inception, as these payments pertain to future settlement periods, or in the period of contract settlement, as the payment occurred in a preceding period.

Adjusted EBITDA

The following table reconciles segment Adjusted EBITDA to net income (loss) (in thousands):

	Three Months Ended March 31,
	2016		2015
Adjusted EBITDA
Owned and Operated Mines		$15,469		$54,703
Logistics and Related Activities		(6,938)		(7,783)
Other		(9,764)		(6,844)
Eliminations		(58)		(656)
		(1,291)		39,420
Adjustments to Net income
Depreciation and depletion		(19,102)		(24,536)
Amortization of port access rights		—		(928)
Accretion		(2,582)		(3,541)
Impairments		(4,154)		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses) (1)	$(1,962)		$(4,785)
Inclusion of cash amounts paid (received) (2)(3)	2,309		2,029
Total derivative financial instruments		347		(2,756)
Interest expense, net		(11,014)		(12,619)
Income tax benefit (expense)		1,421		280

Net income (loss)		$(36,375)		$(4,680)

(1)                                 Fair value mark-to-market (gains) losses reflected on the statement of operations.

(2)                                 Cash gains and losses reflected within operating cash flows.

(3)                                 Excludes premiums paid at option contract inception of $ 1,984 during the three months ended March 31, 2015 for original settlement dates in subsequent periods.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue

The following table presents revenue (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Owned and Operated Mines	$167,164	$261,799
Logistics and Related Activities	14,018	69,439
Other	3,933	5,231
Eliminations	(3,866)	(18,916)
Consolidated	$181,249	$317,553

Capital Expenditures

The following table presents purchases of property, plant and equipment, investment in development projects, port access rights, capital expenditures included in Property, plant and equipment, net, Other assets, and Accounts payable (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Owned and Operated Mines	$8,873	$7,916
Logistics and Related Activities	—	—
Other	1,165	1,208
Consolidated	$10,038	$9,124

15.  Equity-Based Compensation

Our LTIP permits awards to our employees and eligible non-employee directors, which we generally grant in the first quarter of each year.  The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.  The stockholders previously approved the current pool of 5.5 million shares of CPE Inc.’s common stock authorized for issuance in connection with equity-based awards under the LTIP.  As of March 31, 2016, shares available for issuance under the LTIP were negligible, and our stockholders are being asked to approve an additional 1.6 million shares for issuance under the LTIP at our 2016 annual meeting.

Generally, each form of equity-based compensation awarded to eligible employees cliff vests on the third anniversary of the grant date, subject to meeting any applicable performance criteria for the award.  However, the awards will pro-rata vest sooner if an employee terminates employment with or stops providing services to us because of death, “disability,” “redundancy” or “retirement” (as such terms are defined in the award agreement or the LTIP, as applicable), or if an employee subject to an employment agreement is terminated by us for any reason other than for “cause” or leaves for “good reason” (as such terms are defined in the relevant employment agreement).  In addition, the awards will fully vest if an employee is terminated without cause (or leaves for good reason, if the employee is subject to an employment agreement) within two years after a “change in control” (as such term is defined in the LTIP) occurs.

Restricted Stock Units

We have granted restricted stock units under the LTIP to eligible employees and non-employee directors.  The restricted stock units granted to our directors generally vest upon their resignation or retirement (except for a removal for

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

cause) or upon certain events constituting a “change in control” (as such term is defined in the award agreement).  They will pro-rata vest if a director resigns or retires within one year of the date of grant.

A summary of restricted stock unit award activity is as follows (in thousands, except per share amounts):

	Number	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested units as of January 1, 2016	732	$11.61
Granted	1,952	$1.95
Vested	(88)	$17.50
Non-vested units as of March 31, 2016	2,596	$4.15

As of March 31, 2016, unrecognized compensation cost related to restricted stock awards was $5.6 million, which will be recognized over a weighted-average period of 2.1 years prior to vesting.

Performance Share Units

Performance share units represent the right to receive a number of shares of common stock (or the equivalent cash value thereof) based on the achievement of targeted performance levels related to pre-established total stockholder return goals over a three-year period, and pay out may range from 0% to 200% of the targeted share number.  In previous years, the performance-based units were settled in shares of common stock and the grant date fair value of the awards was calculated using a Monte Carlo simulation and amortized over the performance period.  The 2016 grants are expected to be settled in cash and therefore, will be accounted for as a liability and marked to market on a quarterly basis.  The weighted-average grant date fair values of the performance share units granted during the three months ended March 31, 2016 and the year ended December 31, 2015 were $1.95 and $9.66 per share, respectively.  As of March 31, 2016, $11.3 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of performance share units granted, is expected to be recognized over a weighted-average vesting period of 2.6 years.

A summary of performance share unit award activity is as follows (in thousands, except per share amounts):

	Number	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested units as of January 1, 2016	911	$14.57
Granted	2,493	$1.95
Canceled	(99)	$20.24
Vested	(74)	$20.24
Non-vested units as of March 31, 2016	3,231	$4.53

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.  Supplemental Guarantor/Non-Guarantor Financial Information

In accordance with the indentures governing the senior notes, CPE Inc. and certain of our 100% owned U.S. subsidiaries (the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed the senior notes on a joint and several basis.  These guarantees of either series of senior notes are subject to release in the following customary circumstances:

•                  a sale or other disposition (including by way of consolidation or merger or otherwise) of the Guarantor Subsidiaries or the sale or disposition of all or substantially all the assets of the Guarantor Subsidiaries (other than to CPE Inc. or a Restricted Subsidiary (as defined in the applicable indenture) of CPE Inc.) otherwise permitted by the applicable indenture,

•                  a disposition of the majority of the capital stock of a Guarantor Subsidiary to a third person otherwise permitted by the applicable indenture, after which the applicable Guarantor Subsidiary is no longer a Restricted Subsidiary,

•                  upon a liquidation or dissolution of a Guarantor Subsidiary so long as no default under the applicable indenture occurs as a result thereof,

•                  the designation in accordance with the applicable indenture of the Guarantor Subsidiaries as an Unrestricted Subsidiary or the Guarantor Subsidiaries otherwise ceases to be a Restricted Subsidiary of CPE Inc. in accordance with the applicable indenture,

•                  defeasance or discharge of such series of senior notes; or

•                  the release, other than the discharge through payment by the Guarantor Subsidiaries, of all other guarantees by such Restricted Subsidiary of Debt (as defined in the applicable indenture) of either issuer of the senior notes or (in the case of the indenture for the $200 million senior notes due March 15, 2024) the debt of another Guarantor Subsidiary under the Credit Agreement.

The following historical financial statement information is provided for CPE Inc. and the Guarantor/Non-Guarantor Subsidiaries:

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended March 31, 2016
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$2,145	$—	$181,249	$—	$(2,145)	181,249
Costs and expenses
Cost of product sold (exclusive of depreciation and depletion, amortization, and accretion)	—	21	165,014	—	—	165,035
Depreciation and depletion	—	320	18,782	—	—	19,102
Accretion	—	—	2,582	—	—	2,582
(Gain) loss on derivative financial instruments	—	—	1,962	—	—	1,962
Selling, general and administrative expenses	—	15,920	—	—	(2,145)	13,775
Impairments	—	1,982	2,172	—	—	4,154
Other operating costs	—	—	284	—	—	284
Total costs and expenses	—	18,243	190,796	—	(2,145)	206,894
Operating income (loss)	2,145	(18,243)	(9,547)	—	—	(25,645)
Other income (expense)
Interest income	—	37	—	—	—	37
Interest expense	(206)	(10,790)	31	(86)	—	(11,051)
Other, net	—	(18)	(389)	18	—	(389)
Total other income (expense)	(206)	(10,771)	(358)	(68)	—	(11,403)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	1,939	(29,014)	(9,905)	(68)	—	(37,048)
Income tax benefit (expense)	451	—	970	—	—	1,421
Income (loss) from unconsolidated affiliates, net of tax	—	3	(751)	—	—	(748)
Income (loss) from consolidated affiliates, net of tax	(38,765)	(9,754)	(68)	—	48,587	—
Net income (loss)	(36,375)	(38,765)	(9,754)	(68)	48,587	(36,375)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	362	362	362	—	(724)	362
Income tax on postretirement medical plan and pension adjustments	(971)	(971)	(971)	—	1,942	(971)
Other comprehensive income (loss)	(609)	(609)	(609)	—	1,218	(609)
Total comprehensive income (loss)	$(36,984)	$(39,374)	$(10,363)	$(68)	$49,805	$(36,984)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended March 31, 2015
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$2,120	$—	$317,553	$—	$(2,120)	317,553
Costs and expenses
Cost of product sold (exclusive of depreciation and depletion, amortization, and accretion)	—	8	264,309	—	—	264,317
Depreciation and depletion	—	647	23,889	—	—	24,536
Amortization of port access rights	—	—	928	—	—	928
Accretion	—	—	3,541	—	—	3,541
(Gain) loss on derivative financial instruments	—	—	4,785	—	—	4,785
Selling, general and administrative expenses	—	13,369	—	—	(2,120)	11,249
Other operating costs	—	—	213	—	—	213
Total costs and expenses	—	14,024	297,665	—	(2,120)	309,569
Operating income (loss)	2,120	(14,024)	19,888	—	—	7,984
Other income (expense)
Interest income	—	49	—	—	—	49
Interest expense	—	(11,102)	(1,481)	(85)	—	(12,668)
Other, net	—	(87)	(337)	87	—	(337)
Total other income (expense)	—	(11,140)	(1,818)	2	—	(12,956)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	2,120	(25,164)	18,070	2	—	(4,972)
Income tax benefit (expense)	—	680	(399)	(1)	—	280
Income (loss) from unconsolidated affiliates, net of tax	—	(1)	13	—	—	12
Income (loss) from consolidated affiliates, net of tax	(6,800)	17,687	2	—	(10,889)	—
Net income (loss)	(4,680)	(6,798)	17,686	1	(10,889)	(4,680)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	313	313	313	—	(626)	313
Income tax on postretirement medical plan and pension adjustments	(116)	(116)	(116)	—	232	(116)
Other comprehensive income (loss)	197	197	197	—	(394)	197
Total comprehensive income (loss)	$(4,483)	$(6,601)	$17,883	$1	$(11,283)	$(4,483)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	March 31, 2016
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$79,126	$266	$—	$—	$79,392
Accounts receivable	—	—	3,482	29,232	—	32,714
Due from related parties	—	—	544,675	—	(544,675)	—
Inventories, net	—	5,631	69,660	—	—	75,291
Income tax receivable	9,137	—	—	—	—	9,137
Other prepaid and deferred charges	84	9	15,606	—	—	15,699
Other assets	246	—	6,296	—	—	6,542
Total current assets	9,467	84,766	639,985	29,232	(544,675)	218,775
Noncurrent assets
Property, plant and equipment, net	—	3,385	1,470,805	—	—	1,474,190
Goodwill	—	—	2,280	—	—	2,280
Other assets	925,018	1,786,200	60,258	—	(2,708,863)	62,613
Total assets	$934,485	$1,874,351	$2,173,328	$29,232	$(3,253,538)	$1,757,858

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$11	$8,821	$18,011	$7	$—	$26,850
Royalties and production taxes	—	—	65,883	—	—	65,883
Accrued expenses	1,067	7,969	38,957	—	—	47,993
Due to related parties	80,568	441,052	—	23,127	(544,676)	71
Other liabilities	—	—	2,225	—	—	2,225
Total current liabilities	81,646	457,842	125,076	23,134	(544,676)	143,022
Noncurrent liabilities
Senior notes	—	491,539	—	—	—	491,539
Asset retirement obligations, net of current portion	—	—	154,000	—	—	154,000
Accumulated postretirement medical benefit obligation, net of current portion	—	—	62,894	—	—	62,894
Royalties and production taxes	—	—	41,481	—	—	41,481
Other liabilities	175	—	12,083	—	—	12,258
Total liabilities	81,821	949,381	395,534	23,134	(544,676)	905,194
Commitments and Contingencies (Note 9)
Total equity	852,664	924,970	1,777,794	6,098	(2,708,862)	852,664
Total liabilities and equity	$934,485	$1,874,351	$2,173,328	$29,232	$(3,253,538)	$1,757,858

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	December 31, 2015
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$87,054	$2,259	$—	$—	$89,313
Accounts receivable	—	—	4,327	38,921	—	43,248
Due from related parties	—	—	595,742	—	(595,582)	160
Inventories, net	—	6,659	70,104	—	—	76,763
Income tax receivable	8,659	—	—	—	—	8,659
Other prepaid and deferred charges	291	47	25,607	—	—	25,945
Other assets	—	—	98	—	—	98
Total current assets	8,950	93,760	698,137	38,921	(595,582)	244,186
Noncurrent assets
Property, plant and equipment, net	—	5,035	1,483,336	—	—	1,488,371
Goodwill	—	—	2,280	—	—	2,280
Other assets	956,296	1,844,033	64,401	—	(2,797,407)	67,323
Total assets	$965,246	$1,942,827	$2,248,154	$38,921	$(3,392,988)	$1,802,160

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$—	$2,228	$42,145	$12	$—	$44,385
Royalties and production taxes	—	—	74,054	—	—	74,054
Accrued expenses	2,296	5,420	34,601	—	—	42,317
Due to related parties	75,068	487,772	—	32,742	(595,582)	—
Other liabilities	—	—	2,133	—	—	2,133
Total current liabilities	77,364	495,420	152,933	32,754	(595,582)	162,889
Noncurrent liabilities
Senior notes	—	491,160	—	—	—	491,160
Asset retirement obligations, net of current portion	—	—	151,755	—	—	151,755
Accumulated postretirement medical benefit obligation, net of current portion	—	—	60,845	—	—	60,845
Royalties and production taxes	—	—	34,680	—	—	34,680
Other liabilities	—	—	12,950	—	—	12,950
Total liabilities	77,364	986,580	413,162	32,754	(595,581)	914,279
Commitments and Contingencies (Note 9)
Total equity	887,881	956,248	1,834,991	6,167	(2,797,407)	887,881
Total liabilities and equity	$965,246	$1,942,827	$2,248,154	$38,921	$(3,392,988)	$1,802,160

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Three Months Ended March 31, 2016
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(6,894)	$6,236	$—	$—	$(658)

Investing activities
Purchases of property, plant and equipment	—	(1,034)	(6,587)	—	—	(7,621)
Cash paid for capitalized interest	—	—	(352)	—	—	(352)
Investment in development projects	—	—	(750)	—	—	(750)
Other	—	—	18	—	—	18
Net cash provided by (used in) investing activities	—	(1,034)	(7,671)	—	—	(8,705)

Financing activities
Other	—	—	(558)	—	—	(558)
Net cash provided by (used in) financing activities	—	—	(558)	—	—	(558)

Net increase (decrease) in cash and cash equivalents	—	(7,928)	(1,993)	—	—	(9,921)
Cash and cash equivalents at beginning of period	—	87,054	2,259	—	—	89,313
Cash and cash equivalents at the end of period	$—	$79,126	$266	$—	$—	$79,392

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words.  You should read statements that contain these words carefully because they discuss our current plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters.  While we believe that these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate.  Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions.  The factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 Form 10-K”) and Item 1A of Part II of this report, as well as any other cautionary language in this report, describe the known material risks, uncertainties, and events that may cause our actual results to differ materially and adversely from the expectations we describe in our forward-looking statements.  Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them.  You are cautioned not to place undue reliance on the forward-looking statements contained herein.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.  The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

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

•                  our ability to resolve customer requests for reductions or deferrals of their committed volumes on terms that preserve the amount and timing of our forecasted economic value;

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

•                  the impact of coal industry bankruptcies on our competitive position relative to other companies who may emerge from bankruptcy with potentially reduced leverage and operating costs;

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

•                  our liquidity, results of operations, and financial condition generally, including amounts of working capital that are available; and

•                  other factors, including those discussed in Item 1A of our 2015 Form 10-K and Item 1A of Part II of this report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note

This Item 2 may contain forward-looking statements that involve substantial risks and uncertainties.  When considering these forward-looking statements you should keep in mind the cautionary statements in this report and our other Securities and Exchange Commission (“SEC”) filings, including the Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”) and Item 1A of Part II of this report.  Please see “Cautionary Notice Regarding Forward-Looking Statements” in Item 1 above.

This Item 2 is intended to help the reader understand our results of operations and financial condition.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements in Item 1 of this report and our other SEC filings, including our audited consolidated financial statements in Item 8 of our 2015 Form 10-K.

Overview

We are one of the largest producers of coal in the United States of America (“U.S.”) and the Powder River Basin (“PRB”), based on our 2015 coal sales.  We operate some of the safest mines in the coal industry.  According to the most current Mine Safety and Health Administration (“MSHA”) data, we have one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.  We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., where we own and operate three surface coal mines: the Antelope Mine, the Cordero Rojo Mine, and the Spring Creek Mine.

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

In 2015, we addressed the issue of low seaborne thermal coal prices for international coal sales by mitigating our associated losses and take-or-pay exposure.  We amended agreements with Westshore Terminals Limited Partnership (“Westshore”) and BNSF providing for reduced quarterly payments from 2016 through 2018.  We will continue to meet regularly with Westshore and BNSF during the next several years to discuss market conditions, potential shipments, and the terms for such shipments.  We do not expect to export any tons at current market prices.

Segment Information

Our reportable segments include Owned and Operated Mines and Logistics and Related Activities.  For a discussion of these segments, please see Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

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

The volume of coal that we sell in any given year is driven by global and domestic demand for coal-generated electric power.  Demand for coal-generated electric power may be affected by many factors including weather patterns, natural gas prices, railroad performance, the availability of coal-fired and alternative generating capacity and utilization, environmental and legal challenges, political and regulatory factors, energy policies, international and domestic economic conditions, currency exchange rate fluctuations, and other factors discussed in this Item 2 and in our 2015 Form 10-K.

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

The volume of coal sold on a delivered basis is influenced by international and domestic market conditions.  Coal sold on a delivered basis to customer contracted destinations, including sales to Asian customers, involves us arranging and paying for logistics services, which can include rail, rail car hire, and port charges, including any demurrage incurred and other costs.  These logistics costs are affected by volume, various scheduling considerations, and negotiated rates for rail and port services.  We have exposure to take-or-pay obligations for our rail and port committed capacities.  We are also incurring costs to investigate and pursue development of additional port opportunities.  During the fourth quarter of 2015, we amended our port and rail take-or-pay contracts in light of depressed international conditions and currently do not plan to make any international sales during 2016.

We entered into coal forward and futures contracts that are scheduled to settle at various dates through 2016 to hedge a portion of our export and domestic coal sales prices.  We have also entered into WTI derivative financial instruments to hedge our diesel fuel costs.

Current Considerations

Owned and Operated Mines Segment

Shipments for the three months ended March 31, 2016 declined as mild winter weather, low natural gas pricing and higher utility coal inventories slowed shipments.  Shipments in the second quarter of 2016 are expected to continue at a slow rate in what is normally the lowest sales quarter of the year as energy demand is reduced between the winter heating and summer cooling seasons.  Assuming normal summer cooling demand, coal shipments are expected to pick up significantly in the second half of the year as stockpiles are reduced and utility customers take their contracted coal.  Low oil and natural gas prices have led to a significant slowdown in drilling in many U.S. oil and natural gas fields, which is bringing down oil production and appears to be starting to reduce natural gas production.  The rapid decline rate of many of the wells drilled in recent years is projected to lead to a decline in production unless significant additional drilling occurs in the near term.  When this occurs natural gas prices should rise to a level that allows greater dispatch of PRB burning coal plants and in turn increased coal shipments.

Logistics and Related Activities Segment

Demand and pricing for seaborne coal continues to remain weak due to the impact of China’s reduced imports and a strong U.S. dollar.  Import demand from China and India appears to have stabilized, which could help lead to a balancing of supply and demand as Indonesian exports are reduced.  Demand from Vietnam, South Korea, Japan, and Taiwan continues to increase strongly as these countries build new coal power plants to meet their future energy needs.

While the strong U.S. dollar has improved the economics for coal producers in Australia and Indonesia, we do not believe investments will be made in any new production capacity at current price levels.  Given the large number of Asian utility plants currently being built to take imported coal, we believe current oversupply will be overcome by growing demand over time.  We continue to receive new inquiries from Asian customers looking for long term supply from our Spring Creek Mine.  Once prices return to profitable levels, we expect shipments to resume to many of these customers.

No additional exports through the Westshore Terminal are projected until international prices rise sufficiently to make them economic.

Potential for Asset Impairments

The carrying value of our mineral properties, equipment, and other long-lived assets are sensitive to declines in domestic and international coal prices.  These assets are at risk of impairment if prices remain at current levels for an extended period of time or do not recover as anticipated, if regulatory changes adversely impact coal-fired electricity generation.  For instance, we recorded an impairment of $2.2 million of engineering costs related to the Overland Conveyor project at our Antelope Mine and an impairment of $2.0 million for a shovel that we no longer expect to use because of declining production.  The cash flow model that we use to assess impairment includes numerous assumptions, such as our current estimates of forecast coal production, market outlook on forward commodity prices, operating and development costs, and discount rates.  All inputs to the cash flow model must be evaluated at each date of estimate.  Forward commodity prices in mid-April 2016 have declined subsequent to the test for impairment as of March 31, 2016.  If forward prices remain at these levels, we have long-lived assets primarily associated with our Cordero Rojo Mine, at risk for impairment.  The actual amount of impairment incurred, if any, for our properties will depend on a variety of factors including, but not limited to, subsequent forward price curve changes, the additional risk-adjusted value of proven and probable reserves, weighted-average cost of capital, operating cost estimates and future capital expenditure estimates.  Additionally, a further decrease in forward coal prices could result in additional long-lived assets being at risk for impairment.

Environmental and Other Regulatory Matters

Federal, state and local authorities regulate the U.S. coal mining industry with respect to various matters, including air quality standards, water pollution, plant and wildlife protection, the discharge of materials into the environment and the effects of mining on surface and groundwater quality and availability.  These laws and regulations have had, and will continue to have, a significant adverse effect on our production costs and our competitive position relative to certain other sources of electricity generation.  Future laws, regulations or orders, including those relating to global climate change, may cause coal to become a less attractive fuel source, thereby further reducing coal’s share of the market for fuels and other energy sources used to generate electricity.  See “Climate Change Regulatory Environment” below and Part I—Item I. Business “Environmental and Other Regulatory Matters” in our 2015 Form 10-K.

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

Federal and state laws require us to obtain surety bonds or post letters of credit to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs.  We currently use self-bonding to secure performance of certain obligations in Wyoming.  Self-bonding allows us to use the strength of our financial position as security rather than obtaining a traditional surety bond.  As of March 31, 2016, we have self-bonded $190 million in the State of Wyoming.  The Land Quality Division of the Wyoming Department of Environmental Quality (the “Wyoming DEQ”) periodically re-evaluates the amount of the security required, our performance, and our eligibility for self-bonding.  There can be no assurance that the Wyoming DEQ will continue to qualify us for self-bonding.  To the extent we are unable to maintain our current level of self-bonding due to changes in legislation, regulations, or their interpretation by state agencies, or in our financial condition, we may be required to obtain surety bonds at commercial terms, which could cause our costs to increase and could have a material adverse effect on our liquidity and financial condition.

We are proactively working to address the ongoing regulatory uncertainties regarding self-bonding programs in Wyoming by seeking to voluntarily transition away from self-bonding.  We are in discussions with surety bond providers to potentially increase our bonding capacity by offering approximately 15% collateral in the form of letters of credit under the Credit Agreement.  In addition, we have submitted applications to the Wyoming DEQ to reduce our bonding amount by incorporating recently completed reclamation, updated reclamation plans, and lower fuel price assumptions.  Assuming these are accepted, they would reduce the required bonding amount potentially eliminating the need for self-bonding.  Although we currently expect to be able to achieve our goal of transitioning away from self-bonding, it is dependent on our ability to increase surety bond capacity and the Wyoming DEQ’s approval of our new reclamation plans and is, therefore, uncertain.

Adjusted EBITDA and Adjusted EPS

EBITDA, Adjusted EBITDA and Adjusted EPS are intended to provide additional information only and do not have any standard meaning prescribed by accounting principles generally accepted in the United States (“U.S. GAAP”).  A quantitative reconciliation of historical net income (loss) to Adjusted EBITDA and EPS (as defined below) to Adjusted EPS is found in the tables below.

EBITDA represents net income (loss) before: (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, and (4) amortization.  Adjusted EBITDA represents EBITDA as further adjusted for accretion, which represents non-cash increases in asset retirement obligation liabilities resulting from the passage of time, and specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are:  (1) adjustments to exclude non-cash impairment charges and (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid.  We enter into certain derivative financial instruments such as put options that require the payment of premiums at contract inception.  The reduction in the premium value over time is reflected in the mark-to-market gains or losses.  Our calculation of Adjusted EBITDA does not include premiums paid for derivative financial instruments; either at contract inception, as these payments pertain to future settlement periods, or in the period of contract settlement, as the payment occurred in a preceding period.

Adjusted EPS represents diluted earnings (loss) per common share (“EPS”) adjusted to exclude the estimated per share impact of the same specifically identified non-core items used to calculate Adjusted EBITDA as described above.  All items are adjusted at the statutory tax rate of approximately 37%.

Because not all companies use identical calculations, our presentations of Adjusted EBITDA and Adjusted EPS may not be comparable to other similarly titled measures of other companies.  Moreover, our presentation of Adjusted EBITDA is different than EBITDA as defined in our debt financing agreements.  We recognize that using Adjusted EBITDA and Adjusted EPS as performance measures has inherent limitations as compared to net income (loss), EPS, or other U.S. GAAP financial measures, as these non-GAAP measures exclude certain items, including items that are recurring in nature, which may be meaningful to investors.  As a result of the exclusions, Adjusted EBITDA and Adjusted EPS should not be considered in isolation and do not purport to be alternatives to net income (loss), EPS, or other U.S. GAAP financial measures as a measure of our operating performance.  See Part II—Item 6 “Selected Financial Data” of our 2015 Form 10-K for additional information regarding Adjusted EBITDA and Adjusted EPS and their limitations compared to U.S. GAAP financial measures.

A quantitative reconciliation for each of the periods presented of net income (loss) to Adjusted EBITDA and EPS to Adjusted EPS is found within this Item 2.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Summary

The following table summarizes key results (in millions, except per share amounts and percentages):

	Three Months Ended
	March 31,		Change
	2016	2015	Amount	Percent
Total tons sold	13.0	19.8	(6.8)	(34.3)
Total revenue	$181.2	$317.6	$(136.4)	(42.9)
Net income (loss)	$(36.4)	$(4.7)	$(31.7)	*
Adjusted EBITDA (1)	$(1.3)	$39.4	$(40.7)	(103.3)
Adjusted EPS (1)	$(0.53)	$(0.05)	$(0.48)	*

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

Adjusted EBITDA and Adjusted EPS

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA, diluted earnings (loss) per common share to Adjusted EPS, and segment Adjusted EBITDA to net income (loss) (in millions, except per share amounts):

Adjusted EBITDA

	Three Months Ended
	March 31,
	2016		2015
Net income (loss)		$(36.4)		$(4.7)
Interest expense		11.0		12.7
Income tax (benefit) expense		(1.4)		(0.3)
Depreciation and depletion		19.1		24.5
Amortization of port access rights		—		0.9
EBITDA		(7.7)		33.1
Accretion		2.6		3.5
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)(1)	$2.0		$4.8
Inclusion of cash amounts received (paid)(2)(3)	(2.3)		(2.0)
Total derivative financial instruments		(0.3)		2.8
Impairments		4.1		—
Adjusted EBITDA		$(1.3)		$39.4

(1)                                 Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.

(2)                                 Cash amounts received and paid reflected within operating cash flows.

(3)                                 Excludes $2.0 of premiums paid in prior periods for contracts settled during the three months ended March 31, 2015.

Adjusted EBITDA by Segment

	Three Months Ended
	March 31,
	2016		2015
Owned and Operated Mines
Adjusted EBITDA		$15.5		$54.7
Depreciation and depletion		(18.8)		(23.9)
Accretion		(2.4)		(3.4)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	$(2.0)		$(6.8)
Inclusion of cash amounts (received) paid (1)	4.1		5.6
Total derivative financial instruments		2.1		(1.2)
Impairments		(2.2)		—
Other		0.4		0.4
Operating income (loss)		(5.4)		26.6

Logistics and Related Activities
Adjusted EBITDA		(6.9)		(7.8)
Amortization of port access rights		—		(0.9)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	—		2.0
Inclusion of cash amounts (received) paid	(1.8)		(3.6)
Total derivative financial instruments		(1.8)		(1.6)
Other		0.9		—
Operating income (loss)		(7.8)		(10.3)

Other
Adjusted EBITDA		(9.8)		(6.8)
Depreciation and depletion		(0.3)		(0.6)
Accretion		(0.2)		(0.1)
Impairment		(2.0)		—
Other		—		(0.1)
Operating income (loss)		(12.3)		(7.6)

Eliminations
Adjusted EBITDA		(0.1)		(0.7)
Operating loss		(0.1)		(0.7)
Consolidated operating income (loss)		(25.6)		8.0
Interest expense		(11.1)		(12.7)
Other, net		(0.4)		(0.3)
Income tax (expense) benefit		1.4		0.3
Income (loss) from unconsolidated affiliates, net of tax		(0.7)		—
Net income (loss)		$(36.4)		$(4.7)

(1)                                 Excludes $2.0 of premiums paid in prior periods for contracts settled during the three months ended March 31, 2015.

Adjusted EPS

	Three Months Ended
	March 31,
	2016		2015
Diluted earnings (loss) per common share		$(0.59)		$(0.08)

Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)	$0.02		$0.05
Inclusion of cash amounts received (paid) (1)	(0.02)		(0.02)
Total derivative financial instruments		—		0.03
Refinancing transaction:
Impairments		0.06		—
Adjusted EPS		$(0.53)		$(0.05)
Weighted-average dilutive shares outstanding (in millions)		61.2		60.9

(1)                                 Excludes per share impact of $0.02 for premiums paid in prior periods for contracts settled during the three months ended March 31, 2015.

Results of Operations

Revenue

The following table presents revenue and tons sold (in millions except per ton amounts and percentages):

	Three Months Ended
	March 31,		Change
	2016	2015	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$12.65	$13.05	$(0.40)	(3.1)
Tons sold	13.0	19.7	(6.7)	(34.0)
Coal revenue	$163.9	$257.2	$(93.3)	(36.3)
Other revenue	$3.3	$4.6	$(1.3)	(28.3)
Logistics and Related Activities
Total tons delivered	0.3	1.7	(1.4)	(82.4)
Asian export tons	0.2	1.4	(1.2)	(85.7)
Revenue	$14.0	$69.4	$(55.4)	(79.8)
Other
Revenue	$3.9	$5.2	$(1.3)	(25.0)
Eliminations of Intersegment Sales
Revenue	$(3.9)	$(18.8)	$14.9	79.3
Total Consolidated
Revenue	$181.2	$317.6	$(136.4)	(42.9)

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 (in millions):

Three months ended March 31, 2015	$257.2
Changes associated with volumes	(88.0)
Changes associated with prices	(5.3)
Three months ended March 31, 2016	$163.9

Revenue decreased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to decreases in tons sold.  Volumes decreased as a result of the mild winter weather, low natural gas prices, and higher customer stockpiles.  Prices for the three months ended March 31, 2016 were down compared to the same period in 2015 as the domestic coal market continues to be depressed.

Logistics and Related Activities Segment

Revenue decreased for the three months ended March 31, 2016 compared to the same period in 2015 due to significantly lower international shipments as a result of continued weak international prices for seaborne thermal coal.  While we had three vessels carry over from 2015 into the first quarter of 2016, as previously announced, no international sales are currently scheduled for 2016.

Other

Revenue for other includes contract buyouts of $3.9 million for the three months ended March 31, 2016 compared to $4.3 million in the same period in 2015.  In addition, there was no broker revenue during the three months ended March 31, 2016 compared to $0.8 million the same period in 2015.

Cost of Product Sold

The following table presents cost of product sold (in millions, except per ton amounts and percentages):

	Three Months Ended
	March 31,		Change
	2016	2015	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$11.15	$10.02	$1.13	11.3
Cost of product sold (produced coal)	$144.5	$197.4	$(52.9)	(26.8)
Other cost of product sold	2.4	3.6	(1.2)	(33.3)
Logistics and Related Activities
Cost of product sold	21.9	80.8	(58.9)	(72.9)
Other
Cost of product sold	—	0.8	(0.8)	(100.0)
Eliminations of Intersegment Sales
Cost of product sold	(3.8)	(18.3)	14.5	79.2
Total Consolidated
Cost of product sold	$165.0	$264.3	$(99.3)	(37.6)

Owned and Operated Mines Segment

Cost of product sold decreased primarily as a result of fewer tons of coal sold in the three months ended March 31, 2016 as compared to the same period in 2015, which resulted in lower direct operating costs.  We saw significant decreases in production taxes and royalties, diesel costs, and repairs and maintenance.  Repairs and maintenance decreased as a result of lower equipment hours, condition monitoring, and in-house repairs completed at our rebuild center.  The average cost per ton sold increased primarily as a result of the decrease in tons sold in the three months ended March 31, 2016 as compared to the same period in 2015.

Logistics and Related Activities Segment

Cost of product sold decreased in the three months ended March 31, 2016 as compared to the same period in 2015 due to a reduction in the volume of Asia tons delivered.  Three vessels from 2015 were not loaded until 2016.  Aside from these shipments, we do not expect any further international shipments in 2016.

Operating Income (Loss)

The following table presents operating income (loss) (in millions, except for percentages):

	Three Months Ended
	March 31,		Change
	2016	2015	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$(5.4)	$26.6	$(32.0)	(120.3)
Logistics and Related Activities
Operating income (loss)	(7.8)	(10.3)	2.5	24.3
Other
Operating income (loss)	(12.3)	(7.6)	(4.7)	(61.8)
Eliminations of Intersegment Sales
Operating income (loss)	(0.1)	(0.7)	0.6	85.7
Total Consolidated
Operating income (loss)	$(25.6)	$8.0	$(33.6)	*

*                                   Not meaningful.

Owned and Operated Mines Segment

In addition to the revenue and cost of product sold factors previously discussed, operating income decreased due to an impairment of $2.2 million of engineering costs related to the Overland Conveyor project at our Antelope Mine, partially offset by decreased depreciation of $5.1 million and fewer derivative losses of $4.8 million in the three months ended March 31, 2016 as compared to the same period in 2015.

Logistics and Related Activities Segment

In addition to the revenue and cost of product sold factors previously discussed, the operating loss increased due to fewer derivative gains during the three months ended March 31, 2016 as compared to the same period in 2015.  These losses were partially offset by decreased amortization of port access rights as they were written off in the fourth quarter of 2015.

Other

In addition to the revenue factors previously discussed, the operating loss related to Other increased due to an increase in SG&A costs of $2.5 million due to higher medical claims and an impairment of $2.0 million for a shovel that we no longer expect to use because of declining production.

Other Income (Expense)

The following table presents other income (expense) (in millions, except for percentages):

	Three Months Ended
	March 31,		Change
	2016	2015	Amount	Percent
Other income (expense)	$(11.4)	$(13.0)	$1.6	12.3

Other expense for the three months ended March 31, 2016 as compared to the same period in 2015 decreased primarily as a result of lower interest expense due to lower imputed interest on our federal coal lease obligations as well as lower outstanding balances.

Income Tax Provision

As of March 31, 2016 and December 31, 2015, we had deferred tax assets principally arising from: ARO, AMT credits, pension and postretirement benefits, contract rights and net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 37%. As management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2016 and December 31, 2015.  The difference between our effective tax rate and the statutory rate is due to the impact of percentage depletion, income tax in the states in which we do business, changes in our valuation allowance and the impact of out of period adjustments.  Our effective tax rate for the three months ended March 31, 2016 was (4%).

Liquidity and Capital Resources

	March 31,	December 31,
	2016	2015
	(in millions)
Cash and cash equivalents	$79.4	$89.3

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations and borrowing capacity under our Credit Agreement (as defined below) and Accounts Receivable Securitization Facility (“A/R Securitization Program”).  We also have a capital leasing program for some of our capital equipment purchases.  These programs provide flexibility and liquidity to our capital structure.

Cash balances depend on a number of factors, such as the volume of coal sold by our Owned and Operated Mines segment; the price for which we sell our coal; the costs of mining, including labor, repairs and maintenance, fuel and explosives; capital expenditures to acquire property, plant and equipment; the volume of deliveries coordinated by our Logistics and Related Activities segment to customer contracted destinations; the revenue we receive for our logistics services; demurrage and any take-or-pay charges; the results of our derivative financial instruments; coal-fired electricity demand, regulatory changes and energy policies impacting our business; and other risks and uncertainties, including those risk factors discussed in Item 1A in our 2015 Form 10-K and in Item 1A of Part II of this report.  Ongoing depressed industry conditions and recent coal producer bankruptcy filings have resulted in increased credit pressures on the coal industry.  Any credit demands by third parties or refusals by banks, surety bond providers, investors or others to extend, renew or refinance credit on commercially reasonable terms may adversely impact our business, financial condition, results of operations, cash flows and liquidity.

Capital expenditures are necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and to add new equipment as necessary.  Cash payments for capital expenditures (excluding capitalized interest) for the three months ended March 31, 2016 and 2015 were $7.6 million and $6.4 million, respectively.  Capital expenditures for the three months ended March 31, 2016 include $2.0 million for the dragline move from the Cordero Rojo Mine to the Antelope Mine, which is progressing as planned.  Our anticipated capital expenditures are expected to be between $25 million and $35 million in 2016.

Overview of Cash Transactions

We started 2016 with $89.3 million of unrestricted cash and cash equivalents.  After capital expenditures and cash used in our operating activities, we concluded the three months ended March 31, 2016 with cash and cash equivalents of $79.4 million.  The following table represents cash flows (in millions, except percentages):

	Three Months Ended
	March 31,		Change
	2016	2015	Amount	Percent

Beginning balance - cash and cash equivalents	$89.3	$168.7
Net cash provided by (used in) operating activities	(0.6)	31.9	$(32.5)	(101.9)
Net cash provided by (used in) investing activities	(8.7)	(13.7)	$5.0	36.5
Net cash provided by (used in) financing activities	(0.6)	(0.7)	$0.1	14.3
Ending balance - cash and cash equivalents	$79.4	$186.2

Net cash provided by operating activities decreased for the three months ended March 31, 2016 as compared to the same period in 2015 primarily due to lower earnings adjusted for non-cash items of $27.9 million, as well as decreases in working capital of $4.4 million.

The decrease in cash used in investing activities for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily related to a $6.5 million payment of restricted cash in 2015, which was used to fund an escrow account associated with our Westshore capacity.  In addition, purchases of property, plant and equipment increased by $1.2 million in the three months ended March 31, 2016 as compared to the same period in 2015.

The decrease in cash used in financing activities for the three months ended March 31, 2016 as compared to the same period in 2015 was due to deferred financing costs incurred in 2015, primarily related to the A/R Securitization Program.

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

The Senior Notes are jointly and severally guaranteed by Cloud Peak Energy Inc. and all of our existing and future restricted subsidiaries that guarantee our debt under our Credit Agreement.  See “—Senior Secured Revolving Credit Facility” below.  Substantially all of our consolidated subsidiaries, excluding Cloud Peak Energy Receivables LLC, are considered to be restricted subsidiaries and guarantee the Senior Notes.

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

A/R Securitization Program

Certain of our subsidiaries are parties to the A/R Securitization Program.  In January 2013, we formed Cloud Peak Energy Receivables LLC, a special purpose, bankruptcy-remote wholly-owned subsidiary to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer undivided interests in up to $75.0 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  The A/R Securitization Program will terminate on January 23, 2018.  As of March 31, 2016, the A/R Securitization Program would have allowed for $21.2 million of borrowing capacity.  There were no borrowings outstanding under the A/R Securitization Program as of March 31, 2016.

Senior Secured Revolving Credit Facility

On February 21, 2014, Cloud Peak Energy Resources LLC entered into a five-year Credit Agreement with PNC Bank, National Association, as administrative agent, and a syndicate of lenders, which was amended on September 5, 2014 (as amended, the “Credit Agreement”).  The Credit Agreement provides us with a senior secured revolving credit facility with a capacity of up to $500 million that can be used to borrow funds or issue letters of credit.  The borrowing capacity under the Credit Agreement is reduced by the amount of letters of credit issued, which may be up to $250 million.  Subject to the satisfaction of certain conditions, we may elect to increase the size of the Credit Agreement and/or request the addition of one or more new tranches of term loans in an amount up to the greater of (i) $200 million or (ii) our EBITDA (which is defined in the Credit Agreement) for the preceding four fiscal quarters.  The Credit Agreement provides for the designation of a foreign restricted subsidiary as a borrower, subject to certain conditions and approvals.

The financial covenants under the Credit Agreement require us to maintain (a) a ratio of EBITDA (as defined in the Credit Agreement) for the preceding four fiscal quarters to consolidated net cash interest expense equal to or greater than 1.50 to 1 and (b) a ratio of secured funded debt less unrestricted cash and marketable securities (net secured debt) to EBITDA for the preceding four fiscal quarters equal to or less than 4.00 to 1.  The Credit Agreement and capital leases are considered secured funded debt under the covenant calculations whereas federal coal lease obligations, accounts receivable securitizations, and senior notes are not considered secured funded debt. The Credit Agreement also contains other non-financial covenants, including covenants related to our ability to incur additional debt or take other corporate actions.  The Credit Agreement also contains customary events of default with customary grace periods and thresholds.

Our ability to access the available funds under the Credit Agreement may be prohibited in the event that we do not comply with the covenant requirements or if we default on our obligations under the Credit Agreement.  Full availability under the Credit Agreement requires a trailing twelve month EBITDA plus unrestricted cash less capital leases of at least $125 million.  As of March 31, 2016, our trailing twelve month EBITDA, as defined within the financial covenants of the Credit Agreement, was $96.6 million, and our availability under the Credit Agreement was reduced to $457.1 million.  If our trailing twelve month EBITDA were to continue to decline and we were unable to negotiate an amendment with the bank group, our actual borrowing capacity under the Credit Agreement would be reduced or eliminated entirely depending on the extent of the decline in trailing twelve month EBITDA.

Loans under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 2.00% to 2.75%, depending on our net total leverage to EBITDA ratio.  We pay the lenders a commitment fee between 0.375% and 0.50% per year, depending on our net total leverage to EBITDA ratio, on the unused amount of the Credit Agreement.  Letters of credit issued under the Credit Agreement, unless drawn upon, will incur a per annum fee from the date at which they are issued between 2.00% and 2.75% depending on our net total leverage to EBITDA ratio.  Letters of credit that are drawn upon are converted to loans.  In addition, in connection with the issuance of a letter of credit, we are required to pay the issuing bank a fronting fee of 0.125% per annum.

Our obligations under the Credit Agreement are secured by substantially all of our assets and substantially all of the assets of certain of our subsidiaries, subject to certain permitted liens and customary exceptions for similar coal financings.

Our obligations under the Credit Agreement are also supported by a guarantee by CPE Inc. and our domestic restricted subsidiaries.

Under the Credit Agreement, the subsidiaries of CPE Inc. are permitted to make distributions to CPE Inc. to enable it to pay federal, state and local income and certain other taxes it incurs that are attributable to the business and operations of its subsidiaries.  In addition, as long as no default under the Credit Agreement exists, the subsidiaries of CPE Inc. also may make annual distributions to CPE Inc. to fund dividends or repurchases of CPE Inc.’s stock and additional distributions in accordance with certain distribution limits in the Credit Agreement.  Finally, the subsidiaries of CPE Inc. may make loans to CPE Inc. subject to certain limitations in the Credit Agreement.

As of March 31, 2016 and December 31, 2015, no borrowings or letters of credit were outstanding under the Credit Agreement and we were in compliance with the covenants contained in the Credit Agreement.  Our aggregate borrowing capacity under the Credit Agreement and the A/R Securitization Program was approximately $478.3 million as of March 31, 2016.

We believe our sources of liquidity will be sufficient to fund our primary ordinary course uses of cash for the next twelve months, which include our costs of coal production and logistics services, capital expenditures, and interest on our debt.

If we do not have sufficient resources from ongoing operations to satisfy our obligations or the timing of payments on our obligations does not coincide with cash inflows from operations, we may need to use our cash on hand or borrow under our line of credit.  If the obligation is in excess of these amounts, we may need to seek additional borrowing sources or take other actions.  Depending upon existing circumstances at the time, we may not be able to obtain additional funding on acceptable terms or at all.  In addition, our existing debt instruments contain restrictive covenants, which may prohibit us from borrowing under our revolving Credit Agreement or pursuing certain alternatives to obtain additional funding.

We regularly monitor the capital and bank credit markets for opportunities that we believe will improve our balance sheet, and may engage, from time to time, in financing or refinancing transactions as market conditions permit. Future activities may include, but are not limited to, public or private debt or equity offerings, the purchase of our outstanding debt for cash in open market purchases or privately negotiated refinancing, extension and exchange transactions or public or private exchange offers or tender offers.  Any financing or refinancing transaction may occur on a stand-alone basis or in connection with, or immediately following, other transactions.  Our ability to access the debt or equity capital markets on economic terms in the future will be affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value and performance of our debt or equity securities, prevailing commodity prices, and other macroeconomic factors outside of our control.

Off-Balance Sheet Arrangements

In the normal course of business, we are party to guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds and indemnities, which are not reflected on the consolidated balance sheet.  As of March 31, 2016, we were self-bonded for $190 million and had $427.0 million of surety bonds outstanding to secure certain of our obligations to reclaim lands used for mining, secure coal lease obligations, and for other operating requirements.  The terms and conditions with the issuers of the surety bonds allow for collateral calls to mitigate their exposure.  The amount of collateral that could be required would be based on the underlying bonded assets and their risks, our credit profile, and overall market conditions.  Should collateral for these obligations be called, this could utilize a significant portion or our existing liquidity.  We currently have no collateral posted.

We are proactively working to address the ongoing regulatory uncertainties regarding self-bonding programs in Wyoming by seeking to voluntarily transition away from self-bonding.  We are in discussions with surety bond providers to potentially increase our bonding capacity by offering approximately 15% collateral in the form of letters of credit under the Credit Agreement.  In addition, we have submitted applications to the Wyoming DEQ to reduce our bonding amount by incorporating recently completed reclamation, updated reclamation plans, and lower fuel price assumptions.  Assuming these are accepted, they would reduce the required bonding amount potentially eliminating the need for self-bonding.  Although we currently expect to be able to achieve our goal of transitioning away from self-bonding, it is dependent on our ability to increase surety bond capacity and the Wyoming DEQ’s approval of our new reclamation plans and is, therefore, uncertain.

Climate Change Regulatory Environment

Enactment of current, proposed, or future laws or regulations regarding emissions from the combustion of coal by the U.S. or some of its states or by other countries, or other actions to limit such emissions, like the creation of mandatory use requirements for renewable fuel sources, will likely result in electricity generators further switching from coal to other fuel sources.  Public concern and the political environment may also continue to materially and adversely impact future coal demand and usage to generate electricity, regardless of applicable legal and regulatory requirements.  Additionally, the creation and issuance of subsidies designed to encourage use of alternative energy sources could further decrease the demand of coal as an energy source.  The potential financial impact on us as a result of these factors will depend upon the degree to which electricity generators diminish their reliance on coal as a fuel source as a result thereof.  That, in turn, will depend on a number of factors, including the appeal and design of the subsidies being offered, the specific requirements imposed by any such laws or regulations such as mandating use by utilities of renewable fuel sources, the time periods over which those laws or regulations would be phased in and the state of any commercial development and deployment of carbon capture technologies, including storage, conversion, or other commercial use for captured carbon.  In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws or regulations may have on our results of operations, financial condition, or cash flows, however, such impacts may be significant.  See Item 1 “Business—Environmental and Other Regulatory Matters—Global Climate Change” and Item 1A “Risk Factors” of our 2015 Form 10-K for additional discussion regarding how climate change and other environmental regulatory matters may materially adversely impact our business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results that can be expected for future quarters or the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K for a discussion of our critical accounting policies and estimates.

Newly Adopted Accounting Standards and Recently Issued Accounting Pronouncements

See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 for a discussion of newly adopted accounting standards and recently issued accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices or credit standings.  We believe our principal market risks are commodity price risk, interest rate risk, and credit risk.

Commodity Price Risk

Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations.  Market risk includes the potential for changes in the market value of our coal portfolio, which includes index sales, export pricing, and PRB derivative financial instruments.  As of March 31, 2016, we had committed to sell approximately 64.8 million tons during 2016, of which 63.7 million tons are under fixed-price contracts.  A $1 change to the average coal sales price per ton for these 1.1 million unpriced tons would result in an approximate $1.1 million change to the coal revenue.  In addition, we entered into certain forward financial contracts linked to Newcastle coal prices to help manage our exposure to variability in future international coal prices.  As of March 31, 2016, we held coal forward contracts for approximately 0.2 million tons which will settle in 2016, of which all have been fixed under offsetting contracts.  As of March 31, 2016, we held domestic coal futures contracts for approximately 0.1 million tons, which will settle in 2016.  A $1 change to the market index price per ton for these futures contracts would result in an approximate $0.1 million change to operating income (expense).

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $4.8 million over the next 12 months.  In addition, we use WTI derivative financial instruments to manage certain exposures to diesel fuel prices.  If WTI decreases by 10%, we would incur additional costs of $4.3 million.  The terms of the program are disclosed in Note 5 to our notes to unaudited condensed consolidated financial statements in Item 1.

Interest Rate Risk

Our Credit Agreement and A/R Securitization Program are subject to an adjustable interest rate.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  We had no outstanding borrowings under our Credit Agreement or A/R Securitization Program as of March 31, 2016.  If we borrow funds under the Credit Agreement or A/R Securitization Program, we may be subject to increased sensitivity to interest rate movements.

The $8.5 million of borrowings under the capital leasing program are also subject to variable interest rates although any change to the rate would not have a significant impact on cash flow.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

When appropriate (as determined by our credit management function), we have taken steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps include obtaining letters of credit and requiring prepayments for shipments. See Item 1A “Risk Factors—Risks Related to Our Business and Industry—We are exposed to counterparty risk with our customers, trading partners, financial institutions, and other parties with whom we conduct business.” in our 2015 Form 10-K.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to senior management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016, and has concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

Internal Control over Financial Reporting

During the most recent fiscal quarter, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, of this report relating to certain legal proceedings, which information is incorporated by reference herein.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, including the risk factor set forth below, you should carefully consider the additional risks and uncertainties described in Item 1A of our 2015 Form 10-K.  The risks described herein and in our 2015 Form 10-K are not the only risks we may face.  If any of those risk factors, as well as other risks and uncertainties that are not currently known to us or that we currently believe are not material, actually occur, our business, financial condition, results of operations, cash flows, and liquidity could be materially and adversely affected.  In our judgment, other than as set forth below, there were no material changes in the risk factors as previously disclosed in Item 1A of our 2015 Form 10-K.

As a result of ongoing depressed coal demand and competition from low priced natural gas, we are receiving more requests from customers to renegotiate, defer or cancel committed purchases under existing agreements.  If we are unable to resolve these customer requests on terms that preserve the amount and timing of our forecasted economic value, our anticipated cash flows, results and liquidity may be materially adversely impacted.

From time to time in the ordinary course of our business, customers may seek to renegotiate the terms of our coal supply agreements to reallocate certain committed volumes into future time periods, reduce or cancel committed volumes or make other adjustments to our coal supply agreements. We address these requests on a case-by-case basis and seek to reach mutually agreed resolutions of these requested modifications as part of managing our long term customer relationships.  As a result of ongoing depressed coal demand and competition from low priced natural gas, we are receiving more requests from customers to renegotiate, defer or cancel committed purchases under existing agreements. We continue to address these requests on a case-by-case basis.  If we are unable to resolve these customer requests on terms that preserve the amount and timing of our forecasted economic value, our anticipated cash flows, results and liquidity may be materially adversely impacted.

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

CLOUD PEAK ENERGY INC.

	By:	/s/ HEATH A. HILL
Date: April 28, 2016		Heath A. Hill
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents
3.1

Amended and Restated Certificate of Incorporation of Cloud Peak Energy Inc. effective as of November 25, 2009 (incorporated by reference to Exhibit 3.1 to Cloud Peak Energy Inc.’s Annual Report on Form 10-K filed on February 14, 2014 (File No. 001-34547))

3.2

Amended and Restated Bylaws of Cloud Peak Energy Inc., effective October 20, 2015 (incorporated by reference to Exhibit 3.2 to Cloud Peak Energy Inc.’s Quarterly Report on Form 10-Q filed on October 27, 2015 (File No. 001-34547))

10.1

Form of 2016 Performance Share Unit Award Agreement under the 2009 Cloud Peak Energy Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 7, 2016 (File No. 001-34547))

10.2

Form of 2016 Restricted Stock Unit Agreement under the 2009 Cloud Peak Energy Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 7, 2016 (File No. 001-34547))

10.3

Cloud Peak Energy Inc. 2009 Long Term Incentive Plan, as amended and restated effective March 12, 2016 (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 14, 2016 (File No. 001-34547))

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