Form 10-Q
period 2016-06-30
CLOUD PEAK ENERGY INC.
filed 2016-07-29
CIK 1441849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

☐  Yes      ☒  No

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 61,321,335shares outstanding as of July 20, 2016.

CLOUD PEAK ENERGY INC.

Unless the context indicates otherwise, the terms “Cloud Peak Energy,” the “Company,” “we,” “us,” and “our” refer to Cloud Peak Energy Inc. (“CPE Inc.”) and its subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$174,188	$244,148	$355,437	$561,701
Costs and expenses
Cost of product sold (exclusive of depreciation and depletion, amortization, and accretion)	140,616	222,443	305,650	486,760
Depreciation and depletion	(19,510)	19,310	(408)	43,846
Amortization of port access rights	—	928	—	1,855
Accretion	1,994	3,348	4,576	6,890
(Gain) loss on derivative financial instruments	(8,286)	2,761	(6,325)	7,546
Selling, general and administrative expenses	13,251	12,511	27,026	23,760
Impairments	34	33,355	4,187	33,355
Other operating costs	169	304	456	517
Total costs and expenses	128,268	294,960	335,162	604,529

Operating income (loss)	45,920	(50,812)	20,275	(42,828)
Other income (expense)
Interest income	33	50	70	99
Interest expense	(11,286)	(12,621)	(22,338)	(25,289)
Other, net	(206)	244	(595)	(93)
Total other income (expense)	(11,459)	(12,327)	(22,863)	(25,283)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	34,461	(63,139)	(2,588)	(68,111)
Income tax benefit (expense)	1,158	9,866	2,580	10,146
Income (loss) from unconsolidated affiliates, net of tax	(330)	376	(1,078)	388
Net income (loss)	35,289	(52,897)	(1,086)	(57,577)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	(1,871)	313	(1,510)	626
Postretirement medical plan change	42,851	—	42,851	—
Income tax on postretirement medical and pension changes	(974)	(116)	(1,944)	(232)
Other comprehensive income (loss)	40,006	197	39,397	394
Total comprehensive income (loss)	$75,295	$(52,700)	$38,311	$(57,183)
Income (loss) per common share:
Basic	$0.58	$(0.87)	$(0.02)	$(0.94)
Diluted	$0.57	$(0.87)	$(0.02)	$(0.94)
Weighted-average shares outstanding - basic	61,296	61,028	61,244	60,982
Weighted-average shares outstanding - diluted	61,971	61,028	61,244	60,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$64,127	$89,313
Accounts receivable	34,859	43,248
Due from related parties	730	160
Inventories, net	74,818	76,763
Income tax receivable	6,665	8,659
Other prepaid and deferred charges	14,853	25,945
Other assets	4,265	98
Total current assets	200,317	244,186

Noncurrent assets
Property, plant and equipment, net	1,443,962	1,488,371
Goodwill	2,280	2,280
Other assets	59,983	67,323
Total assets	$1,706,542	$1,802,160

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$23,493	$44,385
Royalties and production taxes	70,894	74,054
Accrued expenses	36,219	42,317
Other liabilities	2,182	2,133
Total current liabilities	132,788	162,889

Noncurrent liabilities
Senior notes	491,917	491,160
Asset retirement obligations, net of current portion	100,832	151,755
Accumulated postretirement medical benefit obligation, net of current portion	20,474	60,845
Royalties and production taxes	18,810	34,680
Other liabilities	12,126	12,950
Total liabilities	776,947	914,279
Commitments and Contingencies (Note 10)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 61,798 and 61,647 shares issued and 61,321 and 61,170 outstanding as of June 30, 2016 and December 31, 2015, respectively)	613	612
Treasury stock, at cost (477 shares as of both June 30, 2016 and December 31, 2015)	(6,498)	(6,498)
Additional paid-in capital	578,275	574,874
Retained earnings	330,759	331,844
Accumulated other comprehensive income (loss)	26,446	(12,951)
Total equity	929,595	887,881
Total liabilities and equity	$1,706,542	$1,802,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(1,086)	$(57,577)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	(408)	43,846
Amortization of port access rights	—	1,855
Accretion	4,576	6,890
Impairments	4,187	33,355
Loss (income) from unconsolidated affiliates, net of tax	1,078	(388)
Distributions of income from unconsolidated affiliates	1,500	—
Deferred income taxes	(1,944)	(10,146)
Equity-based compensation expense	3,900	2,815
(Gain) loss on derivative financial instruments	(6,325)	7,546
Cash received (paid) on derivative financial instrument settlements	(2,640)	(894)
Premium payments on derivative financial instruments	—	(5,813)
Net periodic postretirement benefit costs	995	4,048
Non-cash logistic agreements expense	16,333	—
Three year amendment of logistics contracts	(7,500)	—
Other	662	2,358
Changes in operating assets and liabilities:
Accounts receivable	5,563	34,485
Inventories, net	2,019	1,089
Due to or from related parties	(570)	(2,247)
Other assets	10,813	(4,196)
Accounts payable and accrued expenses	(42,654)	(41,593)
Asset retirement obligations	(712)	(546)
Net cash provided by (used in) operating activities	(12,213)	14,887

Investing activities
Purchases of property, plant and equipment	(12,075)	(14,782)
Cash paid for capitalized interest	(945)	(228)
Investment in development projects	(1,500)	(1,500)
Payment of restricted cash	—	(6,500)
Recoveries from equipment loss	2,826	—
Other	45	44
Net cash provided by (used in) investing activities	(11,649)	(22,966)

Financing activities
Principal payments on federal coal leases	—	(63,970)
Payment of deferred financing costs	(191)	(341)
Other	(1,133)	(817)
Net cash provided by (used in) financing activities	(1,324)	(65,128)

Net increase (decrease) in cash and cash equivalents	(25,186)	(73,207)
Cash and cash equivalents at beginning of period	89,313	168,745
Cash and cash equivalents at end of period	$64,127	$95,538

Supplemental cash flow disclosures:
Interest paid	$20,665	$26,134
Income taxes paid (refunded)	$(2,796)	$3,972
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$1,652	$8,744
Assets acquired under capital leases	$115	$—

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

Our Antelope Mine and Cordero Rojo Mine are located in Wyoming and our Spring Creek Mine is located in Montana.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic electric utilities.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation.  In 2015, the coal we produced generated approximately 3% of the electricity produced in the U.S.  We do not produce any metallurgical coal.

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

In 2015, we addressed the issue of low seaborne thermal coal prices for international coal sales by mitigating our associated losses and take-or-pay exposure.  We amended agreements with Westshore Terminals Limited Partnership (“Westshore”) and Burlington Northern Santa Fe Railway (“BNSF”) providing for reduced quarterly payments from 2016 through 2018.  We will continue to meet regularly with Westshore and BNSF during the next several years to discuss market conditions, potential shipments, and the terms for such shipments, if any.  We do not expect to export any tons at current market prices.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and footnote disclosures that are required to be included in annual financial statements prepared in conformity with U.S. GAAP.  The year-end unaudited condensed consolidated balance sheet data was derived from audited consolidated financial statements.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2015 and 2014, and for each of the three years ended December 31, 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to a fair statement of our financial position as of June 30, 2016, and the results of our operations, comprehensive income, and cash flows for the six months ended June 30, 2016 and 2015, in conformity with U.S. GAAP.  Our results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Share Based Payment Accounting (“ASU 2016-09”), which simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted.  We are considering the impact the adoption of ASU 2016-09 may have on our results of operations, financial condition, and cash flows.

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

From May 2014 through May 2016, the FASB issued several ASUs related to Revenue from Contracts with Customers.  These ASUs are intended to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts.  The new guidance is effective for interim and annual periods beginning after December 15, 2017, although entities may adopt one year earlier if they choose.  We are considering the impact the adoption of the new revenue recognition ASUs may have on our results of operations, financial condition, and cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (“ASU 2014-15”), which would require disclosure of uncertainties about an entity’s ability to continue as a going concern.  The new guidance is effective for the annual period ending after December 15, 2016 and for interim periods thereafter.  Early application is permitted.  We began applying ASU 2014-15 in the fourth quarter of 2015 and have performed quarterly evaluations since that time.  We will comply with the new disclosure requirements should the evaluations indicate disclosure is necessary.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Inventories, Net

Inventories, net, consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Materials and supplies	$74,373	$74,353
Less: Obsolescence allowance	(1,063)	(988)
Material and supplies, net	73,310	73,365
Coal inventory	1,508	3,398
Inventories, net	$74,818	$76,763

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

•                  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We had no Level 3 financial instruments as of June 30, 2016 or December 31, 2015.

The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets (in thousands):

	Fair Value as of June 30, 2016
Description	Level 1	Level 2	Total
Assets
Money market funds (1)	$15,012	$—	$15,012
Liabilities
Derivative financial instruments	$—	$1,770	$1,770

	Fair Value as of December 31, 2015
Description	Level 1	Level 2	Total
Assets
Money market funds (1)	$41,285	$—	$41,285
Liabilities
Derivative financial instruments	$—	$10,734	$10,734

(1)                                 Included in Cash and cash equivalents in the unaudited condensed consolidated balance sheets along with $49.1 million and $48.0 million of demand deposits as of June 30, 2016 and December 31, 2015, respectively.

We did not have any transfers between levels during the six months ended June 30, 2016.  Our policy is to value all transfers between levels using the beginning of period valuation.

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

Under the domestic coal futures contracts, if the monthly average index price is higher than the contract price, we receive the difference, and if the monthly average index price is lower than the contract price, we pay the difference.  Amounts due to us or to the CME as a result of changes in the market price of our open domestic coal futures contracts and to fulfill margin requirements are received or paid through our brokerage bank on a daily basis; therefore, there is no asset or liability on the unaudited condensed consolidated balance sheets.

As of June 30, 2016, we held positions that are expected to settle in 2016 (in thousands, except per ton amounts):

2016
International Coal Forward Contracts
Notional amount (tons)	132
Net asset position	$3,551
Weighted-average per ton	$100.13

Domestic Coal Futures Contracts
Notional amount (tons)	50
Weighted-average per ton	$14.70

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016, we were fully hedged for 2016 and 2017 and held the following WTI derivative financial instruments:

	Floor		Ceiling		Swaps
Settlement Period	Notional Amount	Weighted- Average per Barrel	Notional Amount	Weighted- Average per Barrel	Notional Amount	Weighted- Average per Barrel
	(barrels in thousands)		(barrels in thousands)		(barrels in thousands)
2016 collar positions	171	$54.95	171	$73.73	—	$—
2016 swap positions	—	$—	—	$—	171	$64.38
2017 swap positions	—	$—	—	$—	636	$55.00
Total	171	$54.95	171	$73.73	807	$56.98

Offsetting and Balance Sheet Presentation

	June 30, 2016
	Gross Amounts Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
International coal forward contracts	$3,551	$—	$(3,551)	$3,551	$—	$3,551
WTI derivative financial instruments	—	(5,321)	—	—	—	(5,321)
Total	$3,551	$(5,321)	$(3,551)	$3,551	$—	$(1,770)

	December 31, 2015
	Gross Amounts Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
International coal forward contracts	$7,462	$(398)	$(7,462)	$7,462	$—	$7,064
WTI derivative financial instruments	—	(17,798)	—	—	—	(17,798)
Total	$7,462	$(18,196)	$(7,462)	$7,462	$—	$(10,734)

Net amounts of derivative liabilities are included in Accrued expenses in the unaudited condensed consolidated balance sheets.  There were no cash collateral requirements as of June 30, 2016 or December 31, 2015.

Derivative Gains and Losses

(Gain) loss on derivative financial instruments recognized in the unaudited condensed consolidated statement of operations and comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
International coal forward contracts	$(10)	$1,263	$(50)	$(705)
International coal put options	—	5,053	—	5,053
Domestic coal futures contracts	(7)	761	4	4,658
WTI derivative financial instruments	(8,269)	(5,480)	(6,279)	(2,625)
U.S. On-Highway Diesel derivative financial instruments	—	1,165	—	1,165
Net derivative financial instruments loss (gain)	$(8,286)	$2,761	$(6,325)	$7,546

See Note 4 for a discussion related to the fair value of derivative financial instruments.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Impairments

Goodwill

During the second quarter of 2015, due to the weak domestic coal market outlook, especially as it related to 8400 Btu coal, coupled with our decision to reduce annual production at the Cordero Rojo Mine, we performed a goodwill assessment.  We determined that the carrying amount of the Cordero Rojo Mine exceeded its estimated fair value.  The implied fair value of the related goodwill, which related to an acquisition completed in 1997, was $0 requiring a $33.4 million impairment charge related to our Owned and Operated Mines segment, which was recorded during the three months ended June 30, 2015.  The remaining $2.3 million balance in goodwill relates to our other mines in the Owned and Operated Mines segment.

Long-Lived Assets

Due to lower planned production estimates as well as continued weak coal prices, during the second quarter of 2016, management completed an impairment analysis with respect to each of the mines in our Owned and Operated Mines segment.  Although the impairment analysis did not indicate any impairment, if the prices of coal continue to remain depressed or if reserves become uneconomic for mining in the future, the long-lived assets in our Owned and Operated Mines segment are at risk for future impairments.  During the six months ended June 30, 2016, we recorded impairments of $2.2 million of engineering costs related to the Overland Conveyor project at our Antelope Mine in the Owned and Operated Mines segment and $2.0 million related to Other for a shovel that we no longer expect to use because of declining production.

7.  Senior Notes

Senior notes consisted of the following (in thousands):

	June 30, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value (1)
8.50% senior notes due 2019	$300,000	$(4,275)	$295,725	$135,750
6.375% senior notes due 2024	200,000	(3,808)	196,192	68,000
Total senior notes	$500,000	$(8,083)	$491,917	$203,750

	December 31, 2015
	Principal	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value (1)
8.50% senior notes due 2019	$300,000	$(4,785)	$295,215	$151,500
6.375% senior notes due 2024	200,000	(4,055)	195,945	61,000
Total senior notes	$500,000	$(8,840)	$491,160	$212,500

(1)                                 The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Asset Retirement Obligations

Changes in the carrying amount of our asset retirement obligations were as follows (in thousands):

	2016	2015
Balance as of January 1,	$153,155	$217,312
Accretion expense	4,576	6,890
Revisions to estimated future reclamation cash flows	(54,787)	(22,410)
Payments	(712)	(546)
Balance as of June 30,	102,232	201,246
Less: current portion	(1,400)	(1,071)
Asset retirement obligation, net of current portion	$100,832	$200,175

Revisions to estimated future reclamation cash flows reflect our regular updates to our estimated costs of closure activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages, the timing of the reclamation activities, and third-party unit costs as of June 30, 2016 and 2015.

Revisions during the six months ended June 30, 2016 related to our Antelope Mine, Cordero Rojo Mine and Spring Creek Mine were $25.8 million, $20.8 million, and $8.1 million, respectively.  These downward revisions were primarily due to extending each of the mine’s lives due to lower expected annual production rates, as well as updated equipment and fuel cost guidance issued by the State of Wyoming.  Reductions to asset retirement obligations resulting from such revisions generally result in a corresponding reduction to the related asset retirement costs in Property, plant and equipment, net, however, if the decrease to the asset retirement obligation exceeds the carrying amount of the related asset retirement costs, the resulting non-cash credit will reduce Depreciation and depletion expense on the condensed consolidated statements of operations.  As of June 30, 2016, these revisions reduced the related asset by $17.5 million.  The remaining $37.3 million reduced Depreciation and depletion expense for the three and six months ended June 30, 2016.

Downward revisions during the six months ended June 30, 2015 related to our Antelope Mine, Cordero Rojo Mine, and Spring Creek Mine were $1.7 million, $8.8 million, and $11.9 million, respectively.  These revisions reduced the related asset by $22.4 million as of June 30, 2015.

9.  Other Obligations

Capital Equipment Lease Obligations

From time to time, we enter into capital leases on equipment under various lease schedules, which are subject to a master lease agreement, and are pre-payable at our option.  Our capital equipment lease obligations are included in Other liabilities.  Future payments for these obligations are as follows (in thousands):

Year Ended December 31,
2016	$1,217
2017	2,313
2018	2,231
2019	1,675
2020	880
Total	8,316
Less: interest	401
Total principal payments	7,915
Less: current portion	2,182
Capital equipment lease obligations, net of current portion	$5,733

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable Securitization

As of June 30, 2016, the A/R Securitization Program would have allowed for $24.9 million of borrowing capacity.  There were no borrowings outstanding under the A/R Securitization Program as of June 30, 2016 or December 31, 2015.

Credit Facility

We have a senior secured revolving credit facility, (as amended, the “Credit Agreement”), which provides us with a capacity of up to $500 million that can be used to borrow funds or issue letters of credit.  The borrowing capacity under the Credit Agreement is reduced by the amount of letters of credit issued, which may be up to $250 million.

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

Our ability to access the available funds under the Credit Agreement may be prohibited in the event that we do not comply with the covenant requirements or if we default on our obligations under the Credit Agreement.  Full availability under the Credit Agreement requires a trailing twelve month EBITDA plus unrestricted cash less capital leases of at least $125 million.  As of June 30, 2016, our total capacity under the Credit Agreement was $500 million.  If our trailing twelve month EBITDA were to decline and we were unable to negotiate an amendment with the bank group, our actual borrowing capacity under the Credit Agreement would be reduced or eliminated entirely depending on the extent of the decline in trailing twelve month EBITDA.

As of June 30, 2016, we had no borrowings, but there were $66 million of undrawn letters of credit outstanding under the Credit Agreement.  As of December 31, 2015, no borrowings or letters of credit were outstanding under the Credit Agreement.  We were in compliance with the covenants contained in the Credit Agreement.

Our aggregate availability under the Credit Agreement and the A/R Securitization Program was approximately $458.9 million as of June 30, 2016.

There were $7.2 million and $8.3 million of unamortized debt issuance costs as of June 30, 2016 and December 31, 2015, respectively, related to the A/R Securitization Program and the Credit Agreement included in noncurrent Other assets.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  Commitments and Contingencies

Commitments

Purchase Commitments

We had outstanding purchase commitments consisting of the following (in thousands):

	June 30,	December 31,
	2016	2015
Capital Commitments
Equipment	$9,112	$10,226
Land (1)	$11,500	$23,678

Supplies and Services
Coal purchase commitments	$1,692	$—
Transportation agreements (2)(3)	$535,777	$549,053

(1)                                 As of June 30, 2016, the land commitment contract was modified to reduce the number of acres and related total payment due.

(2)                                 Includes undiscounted port take-or-pay commitments through the remaining term of the agreement in 2024.  Reflects the 2016-2018 amendment entered in the fourth quarter of 2015.  Assumes we do not ship any export tons, and does not include throughput or other charges based on any actual shipments.

(3)                                 Includes undiscounted rail take-or-pay commitments if we exercise our contractual buy-out option in 2019, which requires one year’s notice plus a lump sum payment.  Reflects the 2016-2018 amendment entered in the fourth quarter of 2015.  Assumes we do not ship any export tons, and does not include transportation or other charges based on any actual shipments.  The full term of the agreement continues through 2024.  Assuming we did not exercise our buy-out option in 2019 and did not meet minimum shipment requirements, we would owe additional take-or-pay amounts through the remaining term of the agreement.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Current Schedule—On October 28, 2014, the Montana District Court consolidated the WildEarth and Northern Plains cases and set a briefing schedule for resolution of all of WildEarth’s and Northern Plains’ claims through motions for summary judgment.  Plaintiffs filed their opening briefs on December 8, 2014, and under a revised schedule, briefing by all parties was completed on May 7, 2015.  The Montana District Court held an oral argument on July 31, 2015 before a Magistrate Judge in Billings, Montana.  At the conclusion of the oral argument, the Magistrate Judge ordered the parties to negotiate and attempt to resolve this dispute by agreement of the parties.  In October 2015, the parties jointly submitted a status report to the Montana District Court stating they were unable to reach a settlement.  On October 23, 2015, the Magistrate Judge issued her findings and recommendations to the District Court Judge.  In this order, the Magistrate found that OSM had failed to follow the procedural requirements of the National Environmental Policy Act by failing to provide notice to the public when the agency had completed its environmental analysis and by failing to explain how OSM concluded that its approval of the 2012 mining plan would have no significant environmental impacts.  Based on these findings, the Magistrate further recommended that OSM be directed to prepare a supplemental environmental analysis within 180 days from the date the Montana District Court issues a final judgment.  Under the Magistrate’s recommendation, mining at the Spring Creek mine would proceed unabated during the time OSM is undertaking its supplemental analysis.  The mining plan for the Spring Creek Mine would not be vacated unless OSM failed to complete its supplemental analysis within 180 days.

On November 6, 2015, Spring Creek Coal, the National Mining Association and the State of Montana filed objections to the Magistrate’s findings and recommendations.  The federal defendants filed limited objections on that same day.  WildEarth and Northern Plains filed responses to these objections on November 17, 2015 and November 20, 2015, respectively.  On January 21, 2016, the Montana District Court issued an order adopting most of the Magistrate’s findings and recommendations, but provided OSM 240 days (rather than 180 days) to prepare a supplemental environmental analysis.  Under the Montana District Court’s order, mining at the Spring Creek mine would proceed unabated during the time OSM is undertaking its supplemental analysis and OSM was ordered to submit monthly status reports informing the court and the parties of OSM’s progress in preparing the analysis.  The mining plan for the Spring Creek Mine would not be vacated unless OSM fails to complete its supplemental analysis within 240 days.  The order provides that OSM may request and obtain additional time to prepare its analysis “for good cause.”  On June 27, 2016, the Montana District Court granted a joint motion by Plaintiff Northern Plains and OSM to extend the compliance deadline from 240 days to 256 days.  OSM is now required to complete its supplemental environmental analysis and related mining plan decision by October 3, 2016.  On June 30, 2016, OSM filed its monthly status report indicating that it was on track to complete its supplemental environmental analysis by the October 3, 2016 deadline.  We continue to believe WildEarth’s challenge and the related Northern Plains’ challenge against OSM are without merit.  Nevertheless, if OSM is unable to prepare its supplemental environmental analysis by the court’s deadline (or longer, if OSM obtains an extension from the court), the mining plan could be vacated.  The impact of any such vacatur could have a material adverse effect on our shipments, financial results and liquidity, and could result in claims from third parties if we are unable to meet our commitments under pre-existing commercial agreements as a result of any required reductions or modifications to our mining activities.

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

Current Schedule—On November 25, 2015, the OSM filed a motion to sever WildEarth’s complaint and transfer those claims against the two Wyoming mines (Antelope and Black Thunder) to the District of Wyoming and the New Mexico mine (El Segundo) to the District of New Mexico.  Each of the prospective intervenors filed conditional responses in support of OSM’s transfer motion.  On January 7, 2016, WildEarth filed its opposition to OSM’s transfer motion.  On January 29, 2016, WildEarth and OSM filed a Joint Motion to Stay all proceedings for 60 days in order for the parties to pursue settlement discussions.  On February 1, 2016, the prospective intervenors filed a proposed response to the stay motion in which they asked the Colorado District Court to grant (1) the pending intervention motions, and (2) the pending motion to sever transfer, before staying the portion of the case that remained in the District of Colorado.  On February 3, 2016, WildEarth and OSM filed separate reply briefs in support of their stay motion.  On February 16, 2016, the court granted the motion to stay the case for 60 days, and on February 18, 2016, the court granted the pending motions to intervene by Antelope, the State of Wyoming, and the other coal producers.  The stay expired on April 1, 2016 after the parties were unable to reach a voluntary settlement and OSM filed its reply brief in support of its motion to sever and transfer on April 11, 2016.  On June 17, 2016, the Colorado District Court granted OSM’s motion to sever and transfer WildEarth’s claims against the Antelope and Black Thunder mine plans to the District of Wyoming and the El Segundo mine plan to the District of New Mexico.  The challenges against the Antelope and Black Thunder mine plans, which are docketed as separate cases, have

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

both been assigned to Judge Johnson of the District of Wyoming.  We believe WildEarth’s challenge is without merit.  Nevertheless, if WildEarth’s claims against OSM’s approval of the Antelope mine plan modification are successful, any court order granting the requested relief could have a material adverse impact on our shipments, financial results and liquidity, and could result in claims from third parties if we are unable to meet our commitments under pre-existing commercial agreements as a result of any required reductions or modifications to our mining activities.

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

Concentrations of Risk and Major Customers

For the six months ended June 30, 2016, there was one customer that represented 10% or more of consolidated revenue.  For the six months ended June 30, 2015, there was no single customer that represented 10% or more of consolidated revenue.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  The credit risk is controlled through credit approvals and monitoring procedures.

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

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  We currently use self-bonding to secure performance of certain obligations in Wyoming.  Self-

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

bonding allows us to use the strength of our financial positions as security rather than obtaining a traditional surety bond.  Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  As of June 30, 2016, we were self-bonded for $190 million and had $439.2 million of reclamation bonds backed by collateral of $66 million in the form of letters of credit under our Credit Agreement used for mining, secure coal lease obligations, and for other operating requirements.

11.  Postretirement Medical Plan

We maintain an unfunded postretirement medical plan to provide certain postretirement medical benefits to eligible employees.  Net periodic postretirement benefit costs included the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$269	$1,229	$1,687	$2,458
Interest cost	185	482	817	964
Amortization of prior service cost (credit)	(1,871)	313	(1,510)	626
Net periodic benefit cost (credit)	$(1,417)	$2,024	$994	$4,048

In April 2016, we communicated a change in our Retiree Medical Plan to employees that becomes effective January 1, 2017.  Changes include a decrease in the number of active employees that are eligible for the plan as well as moving to a defined contribution plan away from a defined benefit plan.  These plan changes reduced our accumulated postretirement benefit obligation by $47.7 million as of June 30, 2016.  The plan changes eliminated the old prior service cost base and established a new negative prior service cost base of approximately $41.1 million, which will be amortized to income over 4.2 years.

12.  Income Taxes

As of June 30, 2016 and December 31, 2015, we had deferred tax assets principally arising from: ARO, alternative minimum tax credits, pension and postretirement benefits, contract rights, and net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 37%.  As management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2016 and December 31, 2015.  The difference between our effective tax rate and the statutory rate is due to the impact of percentage depletion, income tax in the states in which we do business, changes in our valuation allowance and the impact of out of period adjustments.  In addition, the adjustments to ARO and the retiree medical plan, while incurring a loss during the period, substantially impacted our effective rate for 2016.  Our effective tax rate for the three months ended June 30, 2016 was (3.4)%.  Our effective tax rate for the six months ended June 30, 2016 was 99.7%.

As of June 30, 2016 and December 31, 2015, we had no material unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  We are open to federal and state tax audits until the applicable statutes of limitations expire.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) (“AOCI”) related to our post-retirement medical plan by component, net of tax are as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Beginning balance, January 1	$(12,951)	$(11,299)
Other comprehensive income (loss) before reclassifications	26,996	—
Amounts reclassified from accumulated other comprehensive income (loss)	12,401	394
Net current period other comprehensive income (loss)	39,397	394
Ending balance, June 30,	$26,446	$(10,905)

The reclassifications out of AOCI are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Postretirement Medical Plan (1)
Amortization of prior service costs (credits) included in Cost of product sold (2)	$(1,565)	$264	$(1,263)	$528
Amortization of prior service costs (credits) included in Selling, general and administrative expenses (2)	(306)	49	(247)	98
Postretirement medical plan changes	42,851	—	42,851	—
Total before tax	40,980	313	41,341	626
Tax expense (benefit)	(974)	(116)	(1,944)	(232)
Amounts reclassified from AOCI	$40,006	$197	$39,397	$394

(1)                                 See Note 11 for the components of our net periodic postretirement benefit costs.

(2)                                 Presented on the unaudited condensed consolidated statements of operations and comprehensive income.

14.  Earnings (Loss) per Share

Dilutive potential shares of common stock may include restricted stock and units, options, and performance units issued under our Long Term Incentive Plan (“LTIP”).  We apply the treasury stock method to determine dilution from restricted stock and units, options, and performance units.

The following table summarizes the calculation of diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator for calculation of diluted earnings (loss) per share:
Net income (loss)	$35,289	$(52,897)	$(1,086)	$(57,577)
Denominator for basic income (loss) per share — weighted-average shares outstanding	61,296	61,028	61,244	60,982
Dilutive effect of stock equivalents	675	—	—	—
Denominator for diluted earnings (loss) per share	61,971	61,028	61,244	60,982
Diluted earnings (loss) per share	$0.57	$(0.87)	$(0.02)	$(0.94)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the periods presented, the following items were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Anti-dilutive stock equivalents	—	2,199	2,587	2,005

15.  Segment Information

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

Our Logistics and Related Activities segment is characterized by the services we provide to our international and certain of our domestic customers where we deliver coal to the customer at a terminal or the customer’s plant or other delivery point, remote from our mine site.  Services provided include the purchase of coal from third parties or from our Owned and Operated Mines segment, at market prices, as well as the contracting and coordination of the transportation and other handling services from third-party operators, which are typically rail and terminal companies.  Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process.  Title and risk of loss pass to the customer in accordance with the contract and typically occur at a vessel loading terminal, a vessel unloading terminal or an end use facility.  Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment.  During 2016, we do not plan to sell coal to international customers due to current low prices.  The gains and losses resulting from our international coal forward contracts and international coal put options are reported within this segment.  Amortization related to port access rights prior to the fourth quarter 2015 impairment and the amended port and rail take-or-pay agreements are also included in this segment.  Losses associated with our investment in the Gateway Pacific Terminal are included in our Logistics and Related Activities segment.

Our business activities that are not considered operating segments are included in Other although they are not required to be included in this footnote.  They are provided for reconciliation purposes and include Selling, general and administrative expenses (“SG&A”) as well as results relating to broker activity.

Eliminations represent the purchase and sale of coal between reportable segments and the associated elimination of intercompany profit or loss in inventory and are provided for reconciliation purposes.

Segment results for the three and six months ended June 30, 2015 have been retrospectively revised to reflect our new measure of segment profitability first presented in our 2015 Form 10-K.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Adjusted EBITDA

The following table reconciles segment Adjusted EBITDA to net income (loss) (in thousands):

	Three Months Ended June 30,
	2016		2015
Adjusted EBITDA
Owned and Operated Mines		$20,564		$29,651
Logistics and Related Activities		(7,363)		(6,579)
Other(1)		6,138		(11,971)
Eliminations		(55)		(456)
		19,284		10,645
Adjustments to Net income
Depreciation and depletion		19,510		(19,310)
Amortization of port access rights		—		(928)
Accretion		(1,994)		(3,348)
Impairments		(34)		(33,355)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses) (2)	$8,286		$(2,761)
Inclusion of cash amounts paid (received) (3)(4)	331		(1,135)
Total derivative financial instruments		8,617		(3,896)
Interest expense, net		(11,253)		(12,571)
Income tax benefit (expense)		1,158		9,866

Net income (loss)		$35,289		$(52,897)

(1)                                 Includes $18,823 of sales contract buyout revenue in the three months ended June 30, 2016.

(2)                                 Fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                                 Cash amounts received and paid reflected within operating cash flows.

(4)                                 Excludes premiums paid at option contract inception of $992 during the three months ended June 30, 2015, for original settlement dates in subsequent periods.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2016		2015
Adjusted EBITDA
Owned and Operated Mines		$36,033		$84,354
Logistics and Related Activities		(14,301)		(14,362)
Other(1)		(3,626)		(18,815)
Eliminations		(113)		(1,112)
		17,993		50,065
Adjustments to Net income
Depreciation and depletion		408		(43,846)
Amortization		—		(1,855)
Accretion		(4,576)		(6,890)
Impairments		(4,187)		(33,355)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses) (2)	$6,325		$(7,546)
Inclusion of cash amounts paid (received) (3)(4)	2,640		894
Total derivative financial instruments		8,965		(6,652)
Interest expense, net		(22,268)		(25,190)
Income tax benefit (expense)		2,580		10,146

Net income (loss)		$(1,086)		$(57,577)

(1)                                 Includes $22,754 and $4,318 of sales contract buyouts for the six months ended June 30, 2016 and 2015, respectively.

(2)                                 Fair value mark-to-market (gains) losses reflected on the statements of operations.

(3)                                 Cash amounts received and paid reflected within operating cash flows.

(4)                                 Excludes premiums paid at option contract inception of $2,976 during the six months ended June 30, 2015, for original settlement dates in subsequent periods.

Revenue

The following table presents revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Owned and Operated Mines	$152,105	$206,279	$319,269	$468,078
Logistics and Related Activities	3,200	48,591	17,218	118,031
Other	19,684	1,219	23,617	6,450
Eliminations	(801)	(11,941)	(4,667)	(30,858)
Consolidated	$174,188	$244,148	$355,437	$561,701

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capital Expenditures

The following table presents purchases of property, plant and equipment, investment in development projects, capital expenditures included in Property, plant and equipment, net, Other assets, and Accounts payable (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Owned and Operated Mines	$13,978	$22,841
Logistics and Related Activities	—	—
Other	1,364	2,185
Consolidated	$15,342	$25,026

16.  Equity-Based Compensation

Our LTIP permits awards to our employees and eligible non-employee directors, which we generally grant in the first quarter of each year.  The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.  At our 2016 annual meeting, shareholders approved an additional 1.6 million shares available for issuance under the LTIP.  As of June 30, 2016, approximately 1.6 million shares were available for grant, depending on the actual performance and vesting of outstanding awards.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of restricted stock unit award activity is as follows (in thousands, except per share amounts):

	Number	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested units as of January 1, 2016	732	$11.61
Granted	1,952	$1.95
Forfeited	(220)	$2.88
Vested	(149)	$14.53
Non-vested units as of June 30, 2016	2,315	$4.11

As of June 30, 2016, unrecognized compensation cost related to restricted stock awards was $4.4 million, which will be recognized over a weighted-average period of 2.1 years prior to vesting.

Performance Share Units

Performance share units represent the right to receive a number of shares of common stock (or the equivalent cash value thereof) based on the achievement of targeted performance levels related to pre-established total stockholder return goals over a three-year period, and pay out may range from 0% to 200% of the targeted share number.  In previous years, the performance-based units were settled in shares of common stock and the grant date fair value of the awards was calculated using a Monte Carlo simulation and amortized over the performance period.  The 2016 grants are expected to be settled in cash and therefore, will be accounted for as a liability and marked to market on a quarterly basis.  The weighted-average grant date fair values of the performance share units granted during the six months ended June 30, 2016 and the year ended December 31, 2015 were $1.95 and $9.66 per share, respectively.  As of June 30, 2016, $6.5 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of performance share units granted, is expected to be recognized over a weighted-average vesting period of 2.1 years.

A summary of performance share unit award activity is as follows (in thousands, except per share amounts):

	Number	Weighted-Average Grant-Date Fair Value
		(per share)
Non-vested units as of January 1, 2016	911	$14.57
Granted	2,493	$1.95
Forfeited	(254)	$3.35
Canceled	(99)	$20.24
Vested	(74)	$20.24
Non-vested units as of June 30, 2016	2,977	$4.63

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.  Supplemental Guarantor/Non-Guarantor Financial Information

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

The following historical financial statement information is provided for CPE Inc. and the Guarantor/Non-Guarantor Subsidiaries:

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended June 30, 2016
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$1,998	$—	$174,188	$—	$(1,998)	174,188
Costs and expenses
Cost of product sold (exclusive of depreciation and depletion, amortization, and accretion)	—	77	140,539	—	—	140,616
Depreciation and depletion	—	343	(19,854)	—	1	(19,510)
Accretion	—	—	1,994	—	—	1,994
(Gain) loss on derivative financial instruments	—	—	(8,286)	—	—	(8,286)
Selling, general and administrative expenses	—	15,249	—	—	(1,998)	13,251
Impairments	—	66	(32)	—	—	34
Other operating costs	—	—	169	—	—	169
Total costs and expenses	—	15,735	114,530	—	(1,997)	128,268
Operating income (loss)	1,998	(15,735)	59,658	—	(1)	45,920
Other income (expense)
Interest income	2	31	—	—	—	33
Interest expense	(17)	(11,007)	(176)	(86)	—	(11,286)
Other, net	—	(66)	(206)	66	—	(206)
Total other income (expense)	(15)	(11,042)	(382)	(20)	—	(11,459)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	1,983	(26,777)	59,276	(20)	(1)	34,461
Income tax benefit (expense)	185	—	973	—	—	1,158
Income (loss) from unconsolidated affiliates, net of tax	—	6	(336)	—	—	(330)
Income (loss) from consolidated affiliates, net of tax	33,121	59,893	(20)	—	(92,994)	—
Net income (loss)	35,289	33,122	59,893	(20)	(92,995)	35,289
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	(1,871)	(1,871)	(1,871)	—	3,742	(1,871)
Postretirement medical plan change	42,851	42,851	42,851	—	(85,702)	42,851
Income tax on postretirement medical plan and pension changes	(974)	(974)	(974)	—	1,948	(974)
Other comprehensive income (loss)	40,006	40,006	40,006	—	(80,012)	40,006
Total comprehensive income (loss)	$75,295	$73,128	$99,899	$(20)	$(173,007)	$75,295

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended June 30, 2015
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$2,155	$—	$244,148	$—	$(2,155)	244,148
Costs and expenses
Cost of product sold (exclusive of depreciation and depletion, amortization, and accretion)	—	10	222,433	—	—	222,443
Depreciation and depletion	—	645	18,665	—	—	19,310
Amortization of port access rights	—	—	928	—	—	928
Accretion	—	—	3,348	—	—	3,348
(Gain) loss on derivative financial instruments	—	—	2,761	—	—	2,761
Selling, general and administrative expenses	—	14,666	—	—	(2,155)	12,511
Impairments	—	—	33,355	—	—	33,355
Other operating costs	—	—	304	—	—	304
Total costs and expenses	—	15,321	281,795	—	(2,155)	294,960
Operating income (loss)	2,155	(15,321)	(37,647)	—	—	(50,812)
Other income (expense)
Interest income	—	50	—	—	—	50
Interest expense	—	(10,967)	(1,568)	(86)	—	(12,621)
Other, net	—	(44)	244	44	—	244
Total other income (expense)	—	(10,961)	(1,324)	(42)	—	(12,327)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	2,155	(26,282)	(38,970)	(42)	—	(63,139)
Income tax benefit (expense)	1	2,876	6,983	6	—	9,866
Income (loss) from unconsolidated affiliates, net of tax	—	—	376	—	—	376
Income (loss) from consolidated affiliates, net of tax	(55,053)	(31,647)	(36)	—	86,736	—
Net income (loss)	(52,897)	(55,053)	(31,647)	(36)	86,736	(52,897)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	313	313	313	—	(626)	313
Income tax on postretirement medical plan and pension changes	(116)	(116)	(116)	—	232	(116)
Other comprehensive income (loss)	197	197	197	—	(394)	197
Total comprehensive income (loss)	$(52,700)	$(54,856)	$(31,450)	$(36)	$86,342	$(52,700)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Six Months Ended June 30, 2016
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4,143	$—	$355,437	$—	$(4,143)	355,437
Costs and expenses
Cost of product sold (exclusive of depreciation and depletion, amortization, and accretion)	—	98	305,552	—	—	305,650
Depreciation and depletion	—	663	(1,071)	—	—	(408)
Accretion	—	—	4,576	—	—	4,576
(Gain) loss on derivative financial instruments	—	—	(6,325)	—	—	(6,325)
Selling, general and administrative expenses	—	31,169	—	—	(4,143)	27,026
Impairments	—	2,048	2,139	—	—	4,187
Other operating costs	—	—	456	—	—	456
Total costs and expenses	—	33,978	305,327	—	(4,143)	335,162
Operating income (loss)	4,143	(33,978)	50,110	—	—	20,275
Other income (expense)
Interest income	2	69	—	—	(1)	70
Interest expense	(223)	(21,798)	(145)	(172)	—	(22,338)
Other, net	—	(84)	(595)	84	—	(595)
Total other income (expense)	(221)	(21,813)	(740)	(88)	(1)	(22,863)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	3,922	(55,791)	49,370	(88)	(1)	(2,588)
Income tax benefit (expense)	635	—	1,944	—	1	2,580
Income (loss) from unconsolidated affiliates, net of tax	—	9	(1,087)	—	—	(1,078)
Income (loss) from consolidated affiliates, net of tax	(5,643)	50,139	(88)	—	(44,408)	—
Net income (loss)	(1,086)	(5,643)	50,139	(88)	(44,408)	(1,086)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	(1,510)	(1,510)	(1,510)	—	3,020	(1,510)
Postretirement medical plan change	42,851	42,851	42,851	—	(85,702)	42,851
Income tax on postretirement medical plan and pension changes	(1,944)	(1,944)	(1,944)	—	3,888	(1,944)
Other comprehensive income (loss)	39,397	39,397	39,397	—	(78,794)	39,397
Total comprehensive income (loss)	$38,311	$33,754	$89,536	$(88)	$(123,202)	$38,311

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Six Months Ended June 30, 2015
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4,275	$—	$561,701	$—	$(4,275)	561,701
Costs and expenses
Cost of product sold (exclusive of depreciation and depletion, amortization, and accretion)	—	18	486,742	—	—	486,760
Depreciation and depletion	—	1,292	42,554	—	—	43,846
Amortization of port access rights	—	—	1,855	—	—	1,855
Accretion	—	—	6,890	—	—	6,890
(Gain) loss on derivative financial instruments	—	—	7,546	—	—	7,546
Selling, general and administrative expenses	—	28,035	—	—	(4,275)	23,760
Impairments	—	—	33,355	—	—	33,355
Other operating costs	—	—	517	—	—	517
Total costs and expenses	—	29,345	579,459	—	(4,275)	604,529
Operating income (loss)	4,275	(29,345)	(17,758)	—	—	(42,828)
Other income (expense)
Interest income	—	99	—	—	—	99
Interest expense	—	(22,070)	(3,049)	(171)	1	(25,289)
Other, net	—	(131)	(93)	131	—	(93)
Total other income (expense)	—	(22,102)	(3,142)	(40)	1	(25,283)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	4,275	(51,447)	(20,900)	(40)	1	(68,111)
Income tax benefit (expense)	1	3,555	6,584	6	—	10,146
Income (loss) from unconsolidated affiliates, net of tax	—	(1)	390	—	(1)	388
Income (loss) from consolidated affiliates, net of tax	(61,853)	(13,960)	(34)	—	75,847	—
Net income (loss)	(57,577)	(61,853)	(13,960)	(34)	75,847	(57,577)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	626	626	626	—	(1,252)	626
Income tax on postretirement medical plan and pension changes	(232)	(232)	(232)	—	464	(232)
Other comprehensive income (loss)	394	394	394	—	(788)	394
Total comprehensive income (loss)	$(57,183)	$(61,459)	$(13,566)	$(34)	$75,059	$(57,183)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	June 30, 2016
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$63,830	$297	$—	$—	$64,127
Accounts receivable	—	—	31	34,828	—	34,859
Due from related parties	—	—	559,289	—	(558,559)	730
Inventories, net	—	(358)	75,176	—	—	74,818
Income tax receivable	6,665	—	—	—	—	6,665
Other prepaid and deferred charges	675	—	14,178	—	—	14,853
Other assets	155	—	4,111	—	(1)	4,265
Total current assets	7,495	63,472	653,082	34,828	(558,560)	200,317
Noncurrent assets
Property, plant and equipment, net	—	3,008	1,440,955	—	(1)	1,443,962
Goodwill	—	—	2,280	—	—	2,280
Other assets	998,145	1,886,703	58,547	—	(2,883,412)	59,983
Total assets	$1,005,640	$1,953,183	$2,154,864	$34,828	$(3,441,973)	$1,706,542

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$1	$1,520	$21,971	$1	$—	$23,493
Royalties and production taxes	—	—	70,894	—	—	70,894
Accrued expenses	1,621	5,414	29,184	—	—	36,219
Due to related parties	74,077	456,234	—	28,248	(558,559)	—
Other liabilities	—	—	2,182	—	—	2,182
Total current liabilities	75,699	463,168	124,231	28,249	(558,559)	132,788
Noncurrent liabilities
Senior notes	—	491,917	—	—	—	491,917
Asset retirement obligations, net of current portion	—	—	100,832	—	—	100,832
Accumulated postretirement medical benefit obligation, net of current portion	—	—	20,474	—	—	20,474
Royalties and production taxes	—	—	18,810	—	—	18,810
Other liabilities	347	—	11,779	—	—	12,126
Total liabilities	76,046	955,085	276,126	28,249	(558,559)	776,947
Commitments and Contingencies (Note 10)
Total equity	929,594	998,098	1,878,738	6,579	(2,883,414)	929,595
Total liabilities and equity	$1,005,640	$1,953,183	$2,154,864	$34,828	$(3,441,973)	$1,706,542

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
Commitments and Contingencies (Note 10)
Total equity	887,881	956,248	1,834,992	6,167	(2,797,407)	887,881
Total liabilities and equity	$965,246	$1,942,827	$2,248,154	$38,921	$(3,392,988)	$1,802,160

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Six Months Ended June 30, 2016
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(21,908)	$9,695	$—	$—	$(12,213)

Investing activities
Purchases of property, plant and equipment	—	(1,184)	(10,891)	—	—	(12,075)
Cash paid for capitalized interest	—	—	(945)	—	—	(945)
Investment in development projects	—	—	(1,500)	—	—	(1,500)
Recoveries from equipment loss	—	—	2,826	—	—	2,826
Other	—	—	45	—	—	45
Net cash provided by (used in) investing activities	—	(1,184)	(10,465)	—	—	(11,649)

Financing activities
Payment of deferred financing costs	—	(134)	(57)	—	—	(191)
Other	—	—	(1,133)	—	—	(1,133)
Net cash provided by (used in) financing activities	—	(134)	(1,190)	—	—	(1,324)

Net increase (decrease) in cash and cash equivalents	—	(23,224)	(1,962)	—	—	(25,186)
Cash and cash equivalents at beginning of period	—	87,054	2,259	—	—	89,313
Cash and cash equivalents at the end of period	$—	$63,830	$297	$—	$—	$64,127

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Six Months Ended June 30, 2015
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(71,307)	$86,194	$—	$—	$14,887

Investing activities
Purchases of property, plant and equipment	—	(2,123)	(12,659)	—	—	(14,782)
Cash paid for capitalized interest	—	—	(228)	—	—	(228)
Investment in development projects	—	—	(1,500)	—	—	(1,500)
Payment of restricted cash	—	—	(6,500)	—	—	(6,500)
Other	—	—	44	—	—	44
Net cash provided by (used in) investing activities	—	(2,123)	(20,843)	—	—	(22,966)

Financing activities
Principal payments of federal coal leases	—	—	(63,970)	—	—	(63,970)
Payment of deferred financing costs	—	(2)	(339)	—	—	(341)
Other	—	—	(817)	—	—	(817)
Net cash provided by (used in) financing activities	—	(2)	(65,126)	—	—	(65,128)

Net increase (decrease) in cash and cash equivalents	—	(73,432)	225	—	—	(73,207)
Cash and cash equivalents at beginning of period	—	167,532	1,213	—	—	168,745
Cash and cash equivalents at the end of period	$—	$94,100	$1,438	$—	$—	$95,538

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words.  You should read statements that contain these words carefully because they discuss our current plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters.  While we believe that these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate.  Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions.  The factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 Form 10-K”) and Item 1A of Part II of this report, as well as any other cautionary language in this report, describe the known material risks, uncertainties, and events that may cause our actual results to differ materially and adversely from the expectations we describe in our forward-looking statements.  Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them.  You are cautioned not to place undue reliance on the forward-looking statements contained herein.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.  The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

•                  the timing and extent of any recovery of the currently depressed coal industry, domestically and internationally, and the impact of ongoing or further depressed industry conditions on our financial performance, liquidity and financial covenant compliance;

•                  the prices we receive for our coal and logistics services, our ability to effectively execute our forward sales strategy, and changes in utility purchasing patterns resulting in decreased long term purchases of coal;

•                  timing of reductions or increases in customer coal inventories;

•                  our ability to renew sales contracts on favorable terms and to resolve customer requests for reductions or deferrals and respond to cancellations of their committed volumes on terms that preserve the amount and timing of our forecasted economic value;

•                  the impact of increasingly variable and less predictable demand for thermal coal based on summer cooling demand, winter heating demand, economic growth rates and other factors that impact overall demand for electricity;

•                  our ability to efficiently and safely conduct our mining operations and to adjust our planned production levels to respond to market conditions and effectively manage the costs of our operations;

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

•                  competition with natural gas, wind, solar and other non-coal energy resources, which may continue to increase as a result of low domestic natural gas prices and due to environmental, energy and tax policies, regulations, subsidies and other government actions that encourage or mandate use of alternative energy sources;

•                  coal-fired power plant capacity and utilization, including the impact of climate change and other environmental regulations and initiatives, energy policies, political pressures, NGO activities, international treaties or agreements and other factors that may cause domestic and international electric utilities to continue to phase out or close existing coal-fired power plants, reduce or eliminate construction of any new coal-fired power plants, or reduce consumption of coal from the PRB;

•                  the failure of economic, commercially available carbon capture technology to be developed and adopted by utilities in a timely manner;

•                  the impact of “keep coal in the ground” campaigns and other well-funded, anti-coal initiatives by environmental activist groups and others targeting substantially all aspects of our industry;

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

•                  the impact of our substantial rail and terminal take-or-pay commitments and other contractual obligations if we do not meet our required export shipment obligations;

•                  weather conditions and weather-related damage that impact our mining operations, our customers, or transportation infrastructure;

•                  operational, geological, equipment, permit, labor, weather-related and other risks inherent in surface coal mining;

•                  future development or operating costs for our development projects;

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

•                  the impact of current and future environmental, health, safety, endangered species and other laws, regulations, treaties, executive orders, court decisions or governmental policies, or changes in interpretations thereof and third-party regulatory challenges, including additional requirements, uncertainties, costs, liabilities or restrictions adversely affecting the use, demand or price for coal, our mining operations or the logistics, transportation, or terminal industries;

•                  the impact of required regulatory processes and approvals to lease coal and obtain permits for coal mining operations or to transport coal to domestic and foreign customers, including third-party legal challenges to regulatory approvals that are required for some or all of our current or planned mining activities and the recent moratorium on federal coal leasing or other unfavorable regulatory changes to the LBA and coal permitting processes;

•                  any increases in rates or changes in regulatory interpretations or assessment methodologies with respect to royalties or severance and production taxes and the potential impact of associated interest and penalties, including the impact of recently finalized federal royalty rule changes for non-arm’s length sales;

•                  inaccurately estimating the costs or timing of our reclamation and mine closure obligations and our assumptions underlying reclamation and mine closure obligations;

•                  our ability to obtain required surety bonds and provide any associated collateral on commercially reasonable terms and our ability to continue to self-bond;

•                  availability, disruptions in delivery or increases in pricing from third-party vendors of raw materials, capital equipment and consumables which are necessary for our operations, such as explosives, petroleum-based fuel, tires, steel, and rubber;

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

•                  the results of our hedging programs for domestic and international coal sales and diesel fuel costs and changes in the fair value of derivative financial instruments that are not accounted for as a hedge;

•                  the terms and restrictions of our indebtedness;

•                  liquidity constraints, access to capital and credit markets and availability and costs of credit, surety bonds, letters of credit, and insurance, including risks resulting from the cost or unavailability of financing due to debt and equity capital and credit market conditions for the coal sector or in general, changes in our credit rating, our compliance with the covenants in our debt agreements, the increasing credit pressures on our industry due to depressed conditions, or any demands for increased collateral by our surety bond providers;

•                  volatility and decline in the price of our common stock, including the impact of any delisting of our stock from the New York Stock Exchange if we fail to meet the minimum average closing price listing standard;

•                  our liquidity, results of operations, and financial condition generally, including amounts of working capital that are available;

•                  litigation and other contingencies;

•                  the authority of federal and state regulatory authorities to order any of our mines to be temporarily or permanently closed under certain circumstances; and

•                  other risk factors or cautionary language described from time to time in the reports and registration statements we file with the Securities and Exchange Commission, including those in Item 1A - Risk Factors in our 2015 Form 10-K and any updates thereto in our Forms 10-Q and Forms 8-K, including Item 1A of Part II of this report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note

This Item 2 may contain forward-looking statements that involve substantial risks and uncertainties.  When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and our other Securities and Exchange Commission (“SEC”) filings, including the Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”) and Item 1A of Part II of this report.  Please see “Cautionary Notice Regarding Forward-Looking Statements” in Item 1 above.

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

Our Antelope Mine and Cordero Rojo Mine are located in Wyoming and our Spring Creek Mine is located in Montana.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic electric utilities.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation.  In 2015, the coal we produced generated approximately 3% of the electricity produced in the U.S.  We do not produce any metallurgical coal.  As of December 31, 2015, we controlled approximately 1.1 billion tons of proven and probable reserves.

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

In 2015, we addressed the issue of low seaborne thermal coal prices for international coal sales by mitigating our associated losses and take-or-pay exposure.  We amended agreements with Westshore Terminals Limited Partnership (“Westshore”) and Burlington Northern Santa Fe Railway (“BNSF”) providing for reduced quarterly payments from 2016 through 2018.  We will continue to meet regularly with Westshore and BNSF during the next several years to discuss market conditions, potential shipments, and the terms for such shipments.  We do not expect to export any tons at current market prices.

Segment Information

Our reportable segments include Owned and Operated Mines and Logistics and Related Activities.  For a discussion of these segments, please see Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

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

The volume of coal sold on a delivered basis is influenced by international and domestic market conditions.  Coal sold on a delivered basis to customer contracted destinations, including sales to Asian customers, involves us arranging and paying for logistics services, which can include rail, rail car hire, and port charges, including any demurrage incurred and other costs.  These logistics costs are affected by volume, various scheduling considerations, and negotiated rates for rail and port services.  We have exposure to take-or-pay obligations for our rail and port committed capacities.  We are also incurring costs to investigate and pursue development of additional port opportunities.  During the fourth quarter of 2015, we amended our port and rail take-or-pay contracts in light of depressed international conditions and currently do not plan to make any international sales during the remainder of 2016.

We entered into coal forward and futures contracts that are scheduled to settle at various dates through 2016 to hedge a portion of our export and domestic coal sales prices.  We have also entered into WTI derivative financial instruments to hedge our diesel fuel costs.

Current Considerations

Owned and Operated Mines Segment

During the second quarter of 2016, minimal volumes were sold as customers continue to assess consumptions levels in light of their high stockpiles and low natural gas prices before the summer.  We were approached by three customers requesting reductions in 2016 volume commitments.  Buyout revenue of $18.8 million was recorded and 3.9 million tons of contracted coal principally due for delivery in 2016 were cancelled.

Shipment pace increased during the month of June as the summer cooling season started.  We continue to expect stronger shipments in the third quarter of 2016 as customers increase delivery of their contracted volumes and as the railroads bring equipment and crews back to meet those commitments.  Assuming normal summer cooling demand remains throughout the third quarter, we expect utility coal stockpiles to decrease.  The price of natural gas and coal stockpile levels when electricity demand decreases in the fall will be critical to coal shipments for the full year.  It is encouraging to see natural gas prices currently above $2.50 MMBtu where PRB coal can better compete at many utilities.  If summer burn is strong, utilities are expected to rebuild their stockpiles in anticipation of winter demand.  This scenario creates the potential for strong shipments and increasing sales this fall.

Management also continues to focus on reducing costs as production volumes decline.  Labor, diesel and repair and maintenance costs decreased as a result of reduced equipment hours and the lower amount of material moved.  During the quarter, we offered severance incentives to all hourly employees which resulted in 127 employees leaving.  Additionally, 11 salaried positions were eliminated during the quarter.  These headcount reductions cost $3.3 million during the quarter.  The combined annual wages and benefits costs for these employees was $13 million.  Additionally, we have continued to cut overtime, reduce the use of contractors, reduce scheduled work hours, and not fill vacant positions to manage labor costs and match capacity to shipment levels.

Logistics and Related Activities Segment

Recently we have begun to see stability in international supply and demand and a significant increase in prices for both near-term and out-year seaborne thermal coal.  While it is too early to say the trend will continue, Chinese thermal coal imports have recently increased and demand continues to grow in Vietnam, South Korea, Japan, and Taiwan.  At the same time, Indonesian supply has been reducing and Australian supply has been stabilizing.  At current price levels, we do not believe investments will be made in any new production capacity.  Given the large number of Asian utility plants currently being built to take imported coal, we believe the current oversupply will be overcome by growing demand over time.  While prices are not yet at levels that would make exports from the Spring Creek Mine economic, we continue to receive inquiries from Asian customers looking for long-term supply.  No additional exports through Westshore Terminals are projected until international prices rise to the point of being economic.

Potential for Asset Impairments

The carrying value of our mineral properties, equipment, and other long-lived assets are sensitive to declines in domestic and international coal prices.  These assets are at risk of impairment if prices remain at current levels for an extended period of time or do not recover as anticipated, or if regulatory changes adversely impact coal-fired electricity generation.  The cash flow model that we use to assess impairment includes numerous assumptions, such as our current estimates of forecast coal production, market outlook on forward commodity prices, operating and development costs, and discount rates.  All inputs to the cash flow model must be evaluated at each date of estimate.  Forward commodity prices in mid-July 2016 have remained relatively flat subsequent to the test for impairment as of June 30, 2016.  If forward prices remain at these levels, or further decline, we have long-lived assets at risk for impairment.  The actual amount of impairment incurred, if any, for our properties will depend on a variety of factors including, but not limited to, subsequent forward price curve changes, the additional risk-adjusted value of proven and probable reserves, weighted-average cost of capital, operating cost estimates and future capital expenditure estimates.

Environmental and Other Regulatory Matters

Federal, state and local authorities regulate the U.S. coal mining industry with respect to various matters, including air quality standards, water pollution, plant and wildlife protection, the discharge of materials into the environment and the effects of mining on surface and groundwater quality and availability.  These laws and regulations have had, and will continue to have, a significant adverse effect on our production costs and our competitive position relative to certain other sources of electricity generation.  Future laws, regulations or orders, including those relating to global climate change, may cause coal to become a less attractive fuel source, thereby further reducing coal’s share of the market for fuels and other energy sources used to generate electricity.  For example, on June 29, 2016, President Barack Obama, Canadian Prime Minister Justin Trudeau, and Mexican President Enrique Peña Nieto made a trilateral energy and climate announcement during the North American Leadership Summit in Ottawa, which included the North American Climate, Clean Energy, and Environment Partnership Action Plan. This Plan includes goals, such as striving to achieve 50% clean power generation by 2025 for North America, and reducing black carbon (soot). At this time, we cannot predict what steps, if any, these countries will take towards meeting these goals.  If this Plan results in additional regulations of our business, or results in policies favoring other forms of energy, then our business could be adversely impacted.  See “Climate Change Regulatory Environment” below and Part I—Item I. Business “Environmental and Other Regulatory Matters” in our 2015 Form 10-K for additional climate disclosures.

In August 2015, the EPA issued its final CPP rules that establish carbon pollution standards for power plants, called CO2 emission performance rates.  The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP.  The EPA has given states the option to develop compliance plans for annual rate-based reductions (pounds per megawatt hour) or mass-based tonnage limits for CO2.  The EPA also proposed a federal compliance plan to implement the CPP in the event that an approvable state plan is not submitted to the EPA.  Judicial challenges have been filed. On February 9, 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP before the United States Court of Appeals for the District of Columbia (“Circuit Court”) issued a final decision.  By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court if any certiorari petition is granted.   The stay suspends the rule, including the requirement that states submit their initial plans by September 2016.  The Supreme Court’s stay applies only to EPA’s regulations for CO2 emissions from existing power plants and will not affect EPA’s standards for new power plants.  It is not yet clear how either the Circuit Court or the Supreme Court will rule on the legality of the CPP.  If the rules were upheld at the conclusion of this appellate process and are implemented in their current form, then demand for coal will likely be further decreased, potentially significantly, and adversely impact our business.

During the stay, EPA has continued to move forward with certain aspects of the program. For example, on June 16, 2016, the EPA proposed certain design details for the optional Clean Energy Incentive Program (“CEIP”), which would reward early investments in renewable energy generation and demand-side energy efficiency measures that generate carbon-free megawatt hours or reduce end-use energy demand during 2020 and/or 2021. Once finalized, EPA intends these design elements to help guide states and tribes that choose to participate in the CEIP should the CPP become effective at the conclusion of the various legal challenges. State participation in the program would be optional. If the CPP is upheld and states decide to participate in the CEIP, then it could create a competitive advantage for other forms of energy used for electric generation relative to our business.

On January 15, 2016, the Secretary of the DOI announced a moratorium on the issuance of new leases for coal resources on federally-owned lands in order to allow for a “comprehensive review” of the federal coal programs.  The terms of this moratorium preclude the BLM from accepting new applications for thermal coal sales or modifying existing leases subject to certain exceptions.  This moratorium could adversely impact members of the coal industry, including our company.

On July 1, 2016 the US Department of the Interior published the final Consolidated Federal Oil & Gas and Federal & Indian Coal Valuation Reform Rule.  This rule was developed by the Office of Natural Resources Revenue to significantly change the manner in which non-arm’s length sales of natural resources from federal lands are valued for royalty purposes by mandating a net-back calculation from the first third-party sale and introducing a default rule that will require substantial judgment.  The new rule eliminates the benchmarks which have been consistently and successfully utilized by the energy industry since the late 1980’s to ensure that the royalty amount paid is based on the value of the coal severed.  We are analyzing the impacts of the new rule on our current operations and future business decisions.

Federal and state laws require us to obtain surety bonds or post letters of credit to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs.  We currently use self-bonding to secure performance of certain obligations in Wyoming.  Self-bonding allows us to use the strength of our financial position as security rather than obtaining a traditional surety bond.  As of June 30, 2016, we have self-bonded $190 million in the State of Wyoming.  The Land Quality Division of the Wyoming Department of Environmental Quality (the “Wyoming DEQ”) periodically re-evaluates the amount of the security required, our performance, and our eligibility for self-bonding.  There can be no assurance that the Wyoming DEQ will continue to qualify us for self-bonding.  To the extent we are unable to maintain our current level of self-bonding due to changes in legislation, regulations, or their interpretation by state agencies, or in our financial condition, we may be required to obtain surety bonds at commercial terms, which could cause our costs to increase and could have a material adverse effect on our liquidity and financial condition.

We are proactively addressing the ongoing regulatory uncertainties regarding self-bonding programs in Wyoming by seeking to voluntarily transition away from self-bonding.  During the second quarter, we submitted applications to the DEQ to reduce the bonding amount by incorporating recently issued equipment cost guidelines, completed reclamation, updated reclamation plans, and lower fuel price assumptions.  These applications are currently being reviewed by Wyoming DEQ.  During the second quarter, we also reallocated our surety underwriters to position the portfolio to those that we believe are supportive of the coal industry.  As of June 30, 2016, we have $439.2 million of reclamation bonds with these underwriters backed by collateral of 15%, or $66 million, in the form of letters of credit under our Credit Agreement.  Although we currently expect to be able to achieve our goal of transitioning away from self-bonding, it is dependent on the Wyoming DEQ’s approval of our updated reclamation bonding applications, and is therefore, uncertain.

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

Adjusted EPS represents diluted earnings (loss) per common share (“EPS”) adjusted to exclude the estimated per share impact of the same specifically identified non-core items used to calculate Adjusted EBITDA as described above.  All items are adjusted at the statutory tax rate of approximately 37% and exclude the impact of any valuation allowance.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Summary

The following table summarizes key results (in millions, except per share amounts and percentages):

	Three Months Ended
	June 30,		Change
	2016	2015	Amount	Percent
Total tons sold	11.9	16.0	(4.1)	(25.6)
Total revenue	$174.2	$244.1	$(69.9)	(28.6)
Net income (loss)	$35.3	$(52.9)	$88.2	166.7
Diluted EPS	$0.57	$(0.87)	$1.44	165.5
Adjusted EBITDA (1)	$19.3	$10.6	$8.7	82.1
Adjusted EPS (1)	$0.48	$(0.28)	$0.76	*

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

Adjusted EBITDA and Adjusted EPS

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA, diluted earnings (loss) per common share to Adjusted EPS, and segment Adjusted EBITDA to net income (loss) (in millions, except per share amounts):

Adjusted EBITDA

	Three Months Ended June 30,
	2016		2015
Net income (loss)		$35.3		$(52.9)
Interest expense		11.3		12.6
Income tax (benefit) expense		(1.2)		(9.9)
Depreciation and depletion		(19.5)		19.3
Amortization of port access rights		—		0.9
EBITDA		25.9		(30.0)
Accretion		2.0		3.3
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains) (1)	$(8.3)		$2.8
Inclusion of cash amounts received (paid) (2)(3)	(0.3)		1.1
Total derivative financial instruments		(8.6)		3.9
Impairments		—		33.4
Adjusted EBITDA		$19.3		$10.6

(1)                                 Fair value mark-to-market (gains) losses reflected on the statements of operations.

(2)                                 Cash amounts received and paid reflected within operating cash flows.

(3)                                 Excludes premiums paid at option contract inception of $1.0 during the three months ended June 30, 2015, for original settlement dates in subsequent periods.

Adjusted EBITDA by Segment

	Three Months Ended June 30,
	2016		2015
Owned and Operated Mines
Adjusted EBITDA		$20.6		$29.7
Depreciation and depletion		19.9		(18.7)
Accretion		(1.9)		(3.2)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	$8.3		$4.7
Inclusion of cash amounts (received) paid (1)	2.1		2.7
Total derivative financial instruments		10.4		7.4
Impairments		—		(33.4)
Other		0.2		(0.2)
Operating income (loss)		49.2		(18.4)

Logistics and Related Activities
Adjusted EBITDA		(7.4)		(6.6)
Amortization of port access rights		—		(0.9)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	—		(7.5)
Inclusion of cash amounts (received) paid	(1.8)		(3.9)
Total derivative financial instruments		(1.8)		(11.4)
Other		1.0		—
Operating income (loss)		(8.2)		(18.9)

Other
Adjusted EBITDA(2)		6.1		(12.0)
Depreciation and depletion		(0.3)		(0.6)
Accretion		(0.1)		(0.1)
Impairment		(0.1)		—
Other		(0.5)		(0.4)
Operating income (loss)		5.1		(13.1)

Eliminations
Adjusted EBITDA		(0.1)		(0.5)
Operating loss		(0.1)		(0.5)
Consolidated operating income (loss)		45.9		(50.8)
Interest expense		(11.3)		(12.6)
Other, net		(0.2)		0.2
Income tax (expense) benefit		1.2		9.9
Income (loss) from unconsolidated affiliates, net of tax		(0.3)		0.4
Net income (loss)		$35.3		$(52.9)

(1)                                 Excludes premiums paid at option contract inception of $1.0 during the three months ended June 30, 2015, for original settlement dates in subsequent periods.

(2)                                 Includes $18.8 of sales contract buyout revenue in the three months ended June 30, 2016.

Adjusted EPS

	Three Months Ended
	June 30,
	2016		2015
Diluted earnings (loss) per common share		$0.57		$(0.87)

Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)	$(0.13)		$0.05
Inclusion of cash amounts received (paid) (1)	(0.01)		0.02
Total derivative financial instruments		(0.14)		0.07
Impairments		—		0.55
Tax impact of adjustments		0.05		(0.03)
Adjusted EPS		$0.48		$(0.28)
Weighted-average dilutive shares outstanding (in millions)		62.0		61.0

(1)                                 Excludes per share impact of premiums paid at option contract inception of $0.02 during the three months ended June 30, 2015, for original settlement dates in subsequent periods.

Results of Operations

Revenue

The following table presents revenue and tons sold (in millions except per ton amounts and percentages):

	Three Months Ended
	June 30,		Change
	2016	2015	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$12.60	$12.76	$(0.16)	(1.3)
Tons sold	11.8	16.0	(4.2)	(26.3)
Coal revenue	$149.0	$203.7	$(54.7)	(26.9)
Other revenue	$3.1	$2.6	$0.5	19.2
Logistics and Related Activities
Total tons delivered	0.1	1.4	(1.3)	(92.9)
Asian export tons	—	1.0	(1.0)	(100.0)
Revenue	$3.2	$48.6	$(45.4)	(93.4)
Other
Revenue	$19.7	$1.2	$18.5	*
Eliminations of Intersegment Sales
Revenue	$(0.8)	$(12.0)	$11.2	93.3
Total Consolidated
Revenue	$174.2	$244.1	$(69.9)	(28.6)

*            Not meaningful.

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 (in millions):

Three months ended June 30, 2015	$203.7
Changes associated with volumes	(52.7)
Changes associated with prices	(2.0)
Three months ended June 30, 2016	$149.0

Revenue decreased for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to fewer tons sold.  Volumes decreased as a result of low natural gas prices and higher customer stockpiles.  Realized prices for the three months ended June 30, 2016 also decreased revenue compared to the same period in 2015 as the domestic coal market continues to be depressed.

Logistics and Related Activities Segment

Revenue decreased for the three months ended June 30, 2016 compared to the same period in 2015 as a result of continued weak international prices for seaborne thermal coal and our previously announced decision regarding international shipments.  No international sales are currently scheduled for the remainder of 2016.

Other

Revenue for other includes buyouts of customer coal contracts of $18.8 million for the three months ended June 30, 2016 related to three different customers.  See “Risk Factors” in Item 1A of Part II of this report.

Cost of Product Sold

The following table presents cost of product sold (in millions, except per ton amounts and percentages):

	Three Months Ended
	June 30,		Change
	2016	2015	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$10.50	$10.75	$(0.25)	(2.3)
Cost of product sold (produced coal)	124.2	171.5	(47.3)	(27.6)
Other cost of product sold	4.8	2.3	2.5	108.7
Logistics and Related Activities
Cost of product sold	11.5	59.0	(47.5)	(80.5)
Other
Cost of product sold	0.9	1.1	(0.2)	(18.2)
Eliminations of Intersegment Sales
Cost of product sold	(0.8)	(11.5)	10.7	93.0
Total Consolidated
Cost of product sold	$140.6	$222.4	$(81.8)	(36.8)

Owned and Operated Mines Segment

Cost of product sold decreased primarily as a result of fewer tons of coal sold in the three months ended June 30, 2016 as compared to the same period in 2015, which resulted in lower direct operating costs.  We saw significant decreases in production taxes and royalties, labor, diesel costs, and repairs and maintenance.  Repairs and maintenance decreased as a result of lower equipment hours, condition monitoring, and in-house repairs completed at our rebuild center.  The average cost per ton sold decreased primarily as a result of the lower direct operating costs.  Other cost of product sold increased in the three months ended June 30, 2016 as compared to the same period in 2015 due to $3.3 million of severance costs.  We offered an incentive for early retirement and termination to all hourly employees, which resulted in 127 employees accepting this incentive.  Additionally, 11 salaried positions were eliminated during the quarter.  This increase was partially offset by a decrease in freight costs.

Logistics and Related Activities Segment

Cost of product sold decreased in the three months ended June 30, 2016 as compared to the same period in 2015 due to a reduction in the volume of Asia tons delivered.  Three vessels from 2015 were not loaded until 2016.  Aside from these shipments, we do not expect any further international shipments in 2016.

Operating Income (Loss)

The following table presents operating income (loss) (in millions, except for percentages):

	Three Months Ended
	June 30,		Change
	2016	2015	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$49.2	$(18.3)	$67.5	*
Logistics and Related Activities
Operating income (loss)	(8.2)	(18.9)	10.7	56.6
Other
Operating income (loss)	5.1	(13.1)	18.2	138.9
Eliminations of Intersegment Sales
Operating income (loss)	(0.1)	(0.5)	0.4	80.0
Total Consolidated
Operating income (loss)	$45.9	$(50.8)	$96.7	190.4

*            Not meaningful.

Owned and Operated Mines Segment

In addition to the revenue and cost of product sold factors previously discussed, operating income increased due to a credit to depreciation associated with a decrease in the ARO liability at all three mine sites, reducing depreciation and depletion by $38.5 million in the three months ended June 30, 2016 as compared to the same period in 2015.  Additionally, the three months ended June 30, 2015 included a goodwill impairment charge of $33.4 million.

Logistics and Related Activities Segment

In addition to the revenue and cost of product sold factors previously discussed, the operating loss decreased due to fewer derivative losses and decreased amortization during the three months ended June 30, 2016 as compared to the same period in 2015.

Other

The increase to operating income for Other during the three months ended June 30, 2016 as compared to the same period in 2015 is primarily addressed by the revenue factors previously discussed.

Other Income (Expense)

The following table presents other income (expense) (in millions, except for percentages):

	Three Months Ended
	June 30,		Change
	2016	2015	Amount	Percent
Other income (expense)	$(11.5)	$(12.3)	$0.8	6.5

Other expense for the three months ended June 30, 2016 as compared to the same period in 2015 decreased primarily as a result of lower interest expense due to the absence of imputed interest on our federal coal lease obligations in 2016 as there were no outstanding balances during the year.

Income Tax Provision

As of June 30, 2016 and December 31, 2015, we had deferred tax assets principally arising from: ARO, alternative minimum tax credits, pension and postretirement benefits, contract rights and net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 37%. As management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2016 and December 31, 2015.  The difference between our effective tax rate and the statutory rate is due primarily to the impact of percentage depletion, income tax in the states in which we do business, changes in our valuation allowance and the impact of out of period adjustments.  In addition, our effective tax rate for the six months ended June 30, 2016 is materially impacted by the intraperiod tax allocation required as a result of the adjustments to ARO and the retiree medical plan while incurring a loss for that period.  Our effective tax rate for the three months ended June 30, 2016 was (3.4%).

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Summary

The following table summarizes key results (in millions, except per share amounts):

	Six Months Ended
	June 30,		Change
	2016	2015	Amount	Percent
Total tons sold	24.9	35.8	(10.9)	(30.4)
Total revenue	$355.4	$561.7	$(206.3)	(36.7)
Net income (loss)	$(1.1)	$(57.6)	$56.5	98.1
Diluted EPS	$(0.02)	$(0.94)	$0.92	97.9
Adjusted EBITDA (1)	$18.0	$50.1	$(32.1)	(64.1)
Adjusted EPS (1)	$(0.04)	$(0.33)	$0.29	87.9

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

Adjusted EBITDA and Adjusted EPS

The following tables present a reconciliation of net income to Adjusted EBITDA, diluted earnings per common share to Adjusted EPS, and segment Adjusted EBITDA to net income (in millions, except per share amounts):

Adjusted EBITDA

	Six Months Ended
	June 30,
	2016		2015
Net income (loss)		$(1.1)		$(57.6)
Interest income		(0.1)		(0.1)
Interest expense		22.3		25.3
Income tax (benefit) expense		(2.6)		(10.1)
Depreciation and depletion		(0.4)		43.8
Amortization		—		1.9
EBITDA		18.2		3.2
Accretion		4.6		6.9
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains) (1)	$(6.3)		$7.5
Inclusion of cash amounts received (paid) (2)(3)	(2.6)		(0.9)
Total derivative financial instruments		(8.9)		6.6
Impairments		4.1		33.4
Adjusted EBITDA		$18.0		$50.1

(1)                                 Fair value mark-to-market (gains) losses reflected on the statements of operations.

(2)                                 Cash amounts received and paid reflected within operating cash flows.

(3)                                 Excludes premiums paid at option contract inception of $3.0 during the six months ended June 30, 2015, for original settlement dates in subsequent periods.

Adjusted EBITDA by Segment

	Six Months Ended
	June 30,
	2016		2015
Owned and Operated Mines
Adjusted EBITDA		$36.0		$84.4
Depreciation and depletion		1.1		(42.5)
Accretion		(4.3)		(6.6)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	$6.3		$(2.0)
Inclusion of cash amounts (received) paid	6.2		8.3
Total derivative financial instruments		12.5		6.3
Goodwill impairment		(2.1)		(33.4)
Other		0.5		0.1
Operating income (loss)		43.7		8.3

Logistics and Related Activities
Adjusted EBITDA		(14.3)		(14.4)
Amortization		—		(1.9)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	—		(5.5)
Inclusion of cash amounts (received) paid (1)	(3.6)		(7.5)
Total derivative financial instruments		(3.6)		(13.0)
Other		1.8		0.1
Operating income (loss)		(16.1)		(29.2)

Corporate and Other
Adjusted EBITDA(2)		(3.6)		(18.8)
Depreciation and depletion		(0.7)		(1.3)
Accretion		(0.3)		(0.3)
Impairment		(2.0)		—
Other		(0.7)		(0.4)
Operating income (loss)		(7.3)		(20.8)

Eliminations
Adjusted EBITDA		(0.1)		(1.1)
Operating loss		(0.1)		(1.1)
Consolidated operating income (loss)		20.3		(42.8)
Interest income		0.1		0.1
Interest expense		(22.3)		(25.3)
Other, net		(0.6)		(0.1)
Income tax (expense) benefit		2.6		10.1
Income (loss) from unconsolidated affiliates, net of tax		(1.1)		0.4
Net income (loss)		$(1.1)		$(57.6)

(1)                                 Excludes premiums at option contract inception of $3.0, related to our Logistics and Related Activities segment, during the six months ended June 30, 2015, for settlement dates in subsequent periods.

(2)                                 Includes $22.8 and $4.3 of sales contract buyouts for the six months ended June 30, 2016 and 2015, respectively.

Adjusted EPS

	Six Months Ended
	June 30,
	2016		2015
Diluted earnings (loss) per common share		$(0.02)		$(0.94)

Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)	$(0.10)		$0.12
Inclusion of cash amounts received (paid) (1)	(0.04)		(0.01)
Total derivative financial instruments		(0.14)		0.11
Impairments		0.06		0.55
Tax impact of adjustments		0.06		(0.05)
Adjusted EPS		$(0.04)		$(0.33)
Weighted-average dilutive shares outstanding (in millions)		61.2		61.0

(1)         Excludes per share impact of premiums paid at option contract inception of $0.05 during the six months ended June 30, 2015, for original settlement dates in subsequent periods.

Results of Operations

Revenue

The following table presents revenue and tons sold (in millions except per ton amounts):

	Six Months Ended
	June 30,		Change
	2016	2015	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$12.62	$12.92	$(0.30)	(2.3)
Tons sold	24.8	35.7	(10.9)	(30.5)

Coal revenue	$312.9	$460.9	$(148.0)	(32.1)
Other revenue	$6.4	$7.2	$(0.8)	(11.1)
Logistics and Related Activities
Total tons delivered	0.4	3.1	(2.7)	(87.1)
Asian export tons	0.2	2.4	(2.2)	(91.7)

Revenue	$17.2	$118.0	$(100.8)	(85.4)
Other
Revenue	$23.6	$6.5	$17.1	*
Eliminations of Intersegment Sales
Revenue	$(4.7)	$(30.9)	$26.2	84.8
Total Consolidated
Revenue	$355.4	$561.7	$(206.3)	(36.7)

*            Not meaningful.

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 (in millions):

Six months ended June 30, 2015	$460.9
Changes associated with volumes	(140.5)
Changes associated with prices	(7.5)
Six months ended June 30, 2016	$312.9

Revenue decreased for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to fewer tons sold.  Volumes decreased as a result of the mild winter weather, low natural gas prices, and higher customer stockpiles.  Realized prices for the six months ended June 30, 2016 decreased compared to the same period in 2015 as the domestic coal market continues to be depressed.

Logistics and Related Activities Segment

Revenue decreased for the six months ended June 30, 2016 compared to the same period in 2015 due to significantly lower international shipments as a result of continued weak international prices for seaborne thermal coal.  While we had three vessels carry over from 2015 into the first quarter of 2016, as previously announced, no international sales are currently scheduled for the remainder of 2016.

Other

Revenue for other includes buyouts of customer coal contracts of $22.8 million for the six months ended June 30, 2016 compared to $4.3 million for the same period in 2015.  See “Risk Factors” in Item 1A of Part II of this report.

Cost of Product Sold

The following table presents cost of product sold (in millions, except per ton amounts):

	Six Months Ended
	June 30,		Change
	2016	2015	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$10.84	$10.34	$0.50	4.8

Cost of product sold (produced coal)	$268.7	$368.9	$(100.2)	(27.2)
Other cost of product sold	7.3	5.9	1.4	23.7
Logistics and Related Activities
Cost of product sold	33.3	139.8	(106.5)	(76.2)
Other
Cost of product sold	0.9	1.9	(1.0)	(52.6)
Eliminations of Intersegment Sales
Cost of product sold	(4.5)	(29.7)	25.2	84.8
Total Consolidated
Cost of product sold	$305.7	$486.8	$(181.1)	(37.2)

Owned and Operated Mines Segment

Cost of product sold decreased primarily as a result of fewer tons of coal sold in the six months ended June 30, 2016 as compared to the same period in 2015, which resulted in lower direct operating costs.  We saw significant decreases in production taxes and royalties, labor, diesel costs, and repairs and maintenance.  Repairs and maintenance decreased as a result of lower equipment hours, condition monitoring, and in-house repairs completed at our rebuild center.  Our production costs increased compared to the prior year primarily due to the fewer tons sold.  Other cost of product sold increased in the six months ended June 30, 2016 as compared to the same period in 2015 due to $3.3 million of severance costs.  We offered an incentive for early retirement and termination to all hourly employees, which resulted in 127 employees accepting this incentive.  Additionally, 11 salaried positions were eliminated during the quarter.  This increase was partially offset by a decrease in freight costs.

Logistics and Related Activities Segment

Cost of product sold decreased in the six months ended June 30, 2016 as compared to the same period in 2015 primarily due to a reduction in the volume of Asia tons delivered.  Three vessels from 2015 were not loaded until 2016.  Aside from these shipments, we do not expect any further international shipments in 2016.

Operating Income (Loss)

The following table presents operating income (loss) (in millions):

	Six Months Ended
	June 30,		Change
	2016	2015	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$43.7	$8.3	$35.4	*
Logistics and Related Activities
Operating income (loss)	(16.1)	(29.2)	13.1	44.9
Other
Operating income (loss)	(7.3)	(20.8)	13.5	64.9
Eliminations of Intersegment Sales
Operating income (loss)	(0.1)	(1.1)	1.0	90.9
Total Consolidated
Operating income (loss)	$20.3	$(42.8)	$63.1	147.4

*            Not meaningful.

Owned and Operated Mines Segment

In addition to the revenue and cost of product sold factors previously discussed, operating income increased due to a credit to depreciation associated with a decrease in the ARO liability at all three mine sites, reducing depreciation and depletion by $43.6 million in the six months ended June 30, 2016 as compared to the same period in 2015.  Additionally, the six months ended June 30, 2015 included a goodwill impairment charge of $33.4 million compared to impairments of $2.1 million in the same period in 2016.  Finally, we recognized mark-to-market gains of $6.3 million in the six months ended June 30, 2016 as compared to losses of $2.0 million for the same period in 2015.

Logistics and Related Activities Segment

In addition to the revenue and cost of product sold factors previously discussed, the operating loss decreased due to fewer derivative losses and decreased amortization during the six months ended June 30, 2016 as compared to the same period in 2015.

Other

In addition to the revenue factors previously discussed, the decrease in operating loss for the six months ended June 30, 2016 as compared to the same period in 2015 was partially offset by an increase in SG&A costs of $3.3 million due to higher medical claims and an impairment of $2.0 million for a shovel that we no longer expect to use due to declining production.

Other Income (Expense)

The following table presents other income (expense) (in millions):

	Six Months Ended
	June 30,		Change
	2016	2015	Amount	Percent
Other income (expense)	$(22.9)	$(25.3)	$2.4	9.5

Other expense for the six months ended June 30, 2016 as compared to the same period in 2015 decreased primarily as a result of lower interest expense due to lower imputed interest on our federal coal lease obligations as well as lower outstanding balances.

Income Tax Provision

As of June 30, 2016 and December 31, 2015, we had deferred tax assets principally arising from: ARO, AMT credits, pension and postretirement benefits, contract rights and net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 37%. As management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2016 and December 31, 2015.  The difference between our effective tax rate and the statutory rate is due to the impact of percentage depletion, income tax in the states in which we do business, changes in our valuation allowance and the impact of out of period adjustments.  In addition, the adjustments to ARO and the retiree medical plan, while incurring a loss during the period, substantially impacted our effective rate for 2016.  Our effective tax rate for the six months ended June 30, 2016 was 99.7%.

Liquidity and Capital Resources

	June 30,	December 31,
	2016	2015
	(in millions)
Cash and cash equivalents	$64.1	$89.3

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

Capital expenditures are necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and to add new equipment as necessary.  Cash payments for capital expenditures (excluding capitalized interest) for the six months ended June 30, 2016 and 2015 were $12.1 million and $14.8 million, respectively.  Capital expenditures for the six months ended June 30, 2016 include $4.5 million for the dragline move from the Cordero Rojo Mine to the Antelope Mine, which is progressing as planned.  Our anticipated capital expenditures are expected to be between $35 million and $45 million in 2016.

Overview of Cash Transactions

We started 2016 with $89.3 million of unrestricted cash and cash equivalents.  After capital expenditures and cash used in our operating activities, we concluded the six months ended June 30, 2016 with cash and cash equivalents of $64.1 million.  The following table represents cash flows (in millions, except percentages):

	Six Months Ended
	June 30,		Change
	2016	2015	Amount	Percent

Beginning balance - cash and cash equivalents	$89.3	$168.7
Net cash provided by (used in) operating activities	(12.2)	14.9	$(27.1)	(181.9)
Net cash provided by (used in) investing activities	(11.6)	(23.0)	$11.4	49.6
Net cash provided by (used in) financing activities	(1.3)	(65.1)	$63.8	98.0
Ending balance - cash and cash equivalents	$64.1	$95.5

Net cash used in operating activities increased for the six months ended June 30, 2016 as compared to the same period in 2015 primarily due to decreases in working capital of $20 million, due to lower Accounts payable and Accrued expenses as a result of reduced spending and lower production tax liabilities, as well as lower earnings adjusted for non-cash items of $11.1 million which included unrealized gains on derivative financial instruments of $6.3 million compared to losses of $7.5 million in 2015.

The decrease in cash used in investing activities for the six months ended June 30, 2016 as compared to the same period in 2015 was primarily related to a $6.5 million payment of restricted cash in 2015, which was used to fund an escrow account associated with our Westshore capacity.  In addition, we received $2.8 million in 2016 related to an insurance settlement on a flood at our Cordero Rojo Mine in 2014.  Finally, purchases of property, plant and equipment decreased by $2.7 million in the six months ended June 30, 2016 as compared to the same period in 2015.

The decrease in cash used in financing activities for the six months ended June 30, 2016 as compared to the same period in 2015 was due to payments of $64.0 million made on the principal portion of our federal coal lease obligations in 2015.

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

A/R Securitization Program

Certain of our subsidiaries are parties to the A/R Securitization Program.  In January 2013, we formed Cloud Peak Energy Receivables LLC, a special purpose, bankruptcy-remote wholly-owned subsidiary to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer undivided interests in up to $75.0 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  The A/R Securitization Program will terminate on January 23, 2018.  As of June 30, 2016, the A/R Securitization Program would have allowed for $24.9 million of borrowing capacity.  There were no borrowings outstanding under the A/R Securitization Program as of June 30, 2016.

Senior Secured Revolving Credit Facility

On February 21, 2014, Cloud Peak Energy Resources LLC entered into a five year Credit Agreement with PNC Bank, National Association, as administrative agent, and a syndicate of lenders, which was amended on September 5, 2014 (as amended, the “Credit Agreement”).  The Credit Agreement provides us with a senior secured revolving credit facility with a capacity of up to $500 million that can be used to borrow funds or issue letters of credit.  The borrowing capacity under the Credit Agreement is reduced by the amount of letters of credit issued, which may be up to $250 million.  Subject to the satisfaction of certain conditions, we may elect to increase the size of the Credit Agreement and/or request the addition of one or more new tranches of term loans in an amount up to the greater of (i) $200 million or (ii) our EBITDA (which is defined in the Credit Agreement) for the preceding four fiscal quarters.  The Credit Agreement provides for the designation of a foreign restricted subsidiary as a borrower, subject to certain conditions and approvals.

The financial covenants under the Credit Agreement require us to maintain (a) a ratio of EBITDA (as defined in the Credit Agreement) for the preceding four fiscal quarters to consolidated net cash interest expense equal to or greater than 1.50 to 1 and (b) a ratio of secured funded debt less unrestricted cash and marketable securities (net secured debt) to EBITDA for the preceding four fiscal quarters equal to or less than 4.00 to 1.  The Credit Agreement and capital leases are considered secured funded debt under the covenant calculations whereas federal coal lease obligations, accounts receivable securitizations, and senior notes are not considered secured funded debt. The Credit Agreement also contains other non-financial covenants, including covenants related to our ability to incur additional debt or take other corporate actions.  In addition, there are customary events of default with customary grace periods and thresholds under the Credit Agreement.

Our ability to access the available funds under the Credit Agreement may be prohibited in the event that we do not comply with the covenant requirements or if we default on our obligations under the Credit Agreement.  Full availability under the Credit Agreement requires a trailing twelve month EBITDA plus unrestricted cash less capital leases of at least $125 million.  As of June 30, 2016, our total capacity under the Credit Agreement was $500 million.  If our trailing twelve month EBITDA were to decline and we were unable to negotiate an amendment with the bank group, our actual borrowing capacity under the Credit Agreement would be reduced or eliminated entirely depending on the extent of the decline in trailing twelve month EBITDA.

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

As of June 30, 2016, we had no borrowings, but there were $66 million of undrawn letters of credit outstanding under the Credit Agreement.  As of December 31, 2015, no borrowings or letters of credit were outstanding under the Credit Agreement.  We were in compliance with the covenants contained in the Credit Agreement.  Our aggregate availability for borrowing under the Credit Agreement and the A/R Securitization Program was approximately $458.9 million as of June 30, 2016.

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

Off-Balance Sheet Arrangements

In the normal course of business, we are party to guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds and indemnities, which are not reflected on the consolidated balance sheet.   These instruments are used to secure certain of our obligations to reclaim lands used for mining, secure coal lease obligations, and for other operating requirements.  We are proactively addressing the ongoing regulatory uncertainties regarding self-bonding programs in Wyoming by seeking to voluntarily transition away from self-bonding.  During the second quarter, we submitted applications to the DEQ to reduce the bonding amount by incorporating recently issued equipment cost guidelines, completed reclamation, updated reclamation plans, and lower fuel price assumptions.  These applications are currently being reviewed by Wyoming DEQ.  During the second quarter, we also reallocated our surety underwriters to position the portfolio to those that we believe are supportive of the coal industry.

As of June 30, 2016, we were self-bonded for $190 million and had $439.2 million of reclamation bonds with these underwriters backed by collateral of 15%, or $66 million, in the form of letters of credit under our Credit Agreement.  The terms and conditions with the issuers of the surety bonds allow for collateral calls to mitigate their exposure.  The amount of collateral that could be required would be based on the underlying bonded assets and their risks, our credit profile, and overall market conditions.  Should further collateral for these obligations be called, this could utilize a significant portion or our existing liquidity.  Although we currently expect to be able to achieve our goal of transitioning away from self-bonding, it is dependent on the Wyoming DEQ’s approval of our updated reclamation bonding applications, and is therefore, uncertain.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the six months ended June 30, 2016 are not necessarily indicative of results that can be expected for future quarters or the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K for a discussion of our critical accounting policies and estimates.

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

Commodity Price Risk

Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations.  Market risk includes the potential for changes in the market value of our coal portfolio, which includes index sales, export pricing, and PRB derivative financial instruments.  As of June 30, 2016, we had committed to sell approximately 60.7 million tons during 2016, of which 60.1 million tons are under fixed-price contracts.  A $1 change to the average coal sales price per ton for these 0.6 million unpriced tons would result in an approximate $0.6 million change to the coal revenue.  In addition, we entered into certain forward financial contracts linked to Newcastle coal prices to help manage our exposure to variability in future international coal prices.  As of June 30, 2016, we held coal forward contracts for approximately 0.1 million tons which will settle in 2016, of which all have been fixed under offsetting contracts.  As of June 30, 2016, we held domestic coal futures contracts for approximately 0.1 million tons, which will settle in 2016.  A $1 change to the market index price per ton for these futures contracts would result in an approximate $0.1 million change to operating income (expense).

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $4.1 million over the next 12 months.  In addition, we use WTI derivative financial instruments to manage certain exposures to diesel fuel prices.  If WTI decreases by 10%, we would incur additional costs of $3.6 million.  The terms of the program are disclosed in Note 5 to our Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

Interest Rate Risk

Our Credit Agreement and A/R Securitization Program are subject to an adjustable interest rate.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  We had no outstanding borrowings under our Credit Agreement or A/R Securitization Program as of June 30, 2016.  If we borrow funds under the Credit Agreement or A/R Securitization Program, we may be subject to increased sensitivity to interest rate movements.

The $7.9 million of borrowings under the capital leasing program are also subject to variable interest rates although any change to the rate would not have a significant impact on cash flow.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to senior management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016, and has concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

Internal Control over Financial Reporting

During the most recent fiscal quarter, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, of this report relating to certain legal proceedings, which information is incorporated by reference herein.

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

Demand for U.S. thermal coal has declined significantly in recent years and is increasingly subject to fluctuations due to summer cooling demand, winter heating demand, economic growth rates and other factors that impact demand for electricity. This has resulted in a reduction in long term sales, less visibility into future shipment volumes and increased fluctuations in shipments and associated financial results from period to period.

As a result of regulatory, political and public pressures against using coal to generate electricity, increased competition with low-cost natural gas, increased competition with taxpayer subsidized solar and wind generation and other factors, demand for U.S. thermal coal has declined significantly in recent years, supporting a lower percentage of baseload electricity demand, and is increasingly subject to fluctuations due to summer cooling demand, winter heating demand, economic growth rates and other factors that impact demand for electricity.  This has resulted in a reduction in long term sales of thermal coal, less visibility into future shipment volumes and increased fluctuations in shipments and associated financial results from period to period.  Although we are seeking to adjust our business and cost structure to reflect lower and more variable demand for thermal coal and to address the adverse impact of these changing conditions on our financial performance, our business requires substantial fixed costs and long lead-time investment decisions and we may not be successful in adjusting to these changing conditions.

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

CLOUD PEAK ENERGY INC.

	By:	/s/ HEATH A. HILL
Date: July 28, 2016		Heath A. Hill
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

3.2*	Amended and Restated Bylaws of Cloud Peak Energy Inc., effective July 28, 2016

4.1*

Agreement of Resignation, Appointment and Acceptance, dated as of May 24, 2016, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., Wells Fargo Bank, National Association, as resigning trustee, and Wilmington Trust, National Association, as successor trustee

10.1

First Amendment to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (as amended and restated effective March 12, 2016), effective May 11, 2016 (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on May 13, 2016)

10.2*	Amended and Restated Deferred Compensation Plan for Cloud Peak Energy Resources LLC, effective April 1, 2016

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1*	Mine Safety Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Document

* Filed or furnished herewith, as applicable