Form 10-Q
period 2016-09-30
CLOUD PEAK ENERGY INC.
filed 2016-10-28
CIK 1441849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

☐ Yes ☒ No

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 61,455,684 shares outstanding as of October 19, 2016.

CLOUD PEAK ENERGY INC.

Unless the context indicates otherwise, the terms “Cloud Peak Energy,” the “Company,” “we,” “us,” and “our” refer to Cloud Peak Energy Inc. (“CPE Inc.”) and its subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$217,073	$301,673	$572,510	$863,374
Costs and expenses
Cost of product sold (exclusive of depreciation and depletion, amortization, and accretion)	164,287	248,500	469,938	735,258
Depreciation and depletion	23,460	7,896	23,052	51,742
Amortization of port access rights	—	928	—	2,783
Accretion	1,065	3,070	5,641	9,960
(Gain) loss on derivative financial instruments	1,068	10,235	(5,257)	17,781
Selling, general and administrative expenses	11,161	12,983	38,187	36,743
Impairments	312	—	4,499	33,355
Debt restructuring costs	4,499	—	4,499	—
Other operating costs	360	603	814	1,121
Total costs and expenses	206,212	284,215	541,373	888,743

Operating income (loss)	10,861	17,458	31,137	(25,369)
Other income (expense)
Interest income	46	37	116	137
Interest expense	(13,032)	(10,985)	(35,371)	(36,274)
Other, net	(165)	253	(760)	158
Total other income (expense)	(13,151)	(10,695)	(36,015)	(35,979)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(2,290)	6,763	(4,878)	(61,348)
Income tax benefit (expense)	647	2,205	3,226	12,350
Income (loss) from unconsolidated affiliates, net of tax	59	(95)	(1,018)	294
Net income (loss)	(1,584)	8,873	(2,670)	(48,704)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	(1,872)	313	(3,381)	939
Postretirement medical plan change	—	—	42,851	—
Income tax on postretirement medical and pension changes	(831)	(116)	(2,776)	(347)
Other comprehensive income (loss)	(2,703)	197	36,694	592
Total comprehensive income (loss)	$(4,287)	$9,070	$34,024	$(48,112)
Income (loss) per common share:
Basic	$(0.03)	$0.15	$(0.04)	$(0.80)
Diluted	$(0.03)	$0.14	$(0.04)	$(0.80)
Weighted-average shares outstanding - basic	61,365	61,074	61,285	61,013
Weighted-average shares outstanding - diluted	61,365	61,351	61,285	61,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$90,301	$89,313
Accounts receivable	43,347	43,248
Due from related parties	79	160
Inventories, net	72,996	76,763
Income tax receivable	1,040	8,659
Other prepaid and deferred charges	16,758	25,945
Other assets	2,086	98
Total current assets	226,607	244,186

Noncurrent assets
Property, plant and equipment, net	1,439,474	1,488,371
Goodwill	2,280	2,280
Other assets	58,558	67,323
Total assets	$1,726,919	$1,802,160

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$26,335	$44,385
Royalties and production taxes	69,160	74,054
Accrued expenses	42,950	42,317
Other liabilities	2,139	2,133
Total current liabilities	140,584	162,889

Noncurrent liabilities
Senior notes	492,308	491,160
Asset retirement obligations, net of current portion	102,579	151,755
Accumulated postretirement medical benefit obligation, net of current portion	20,876	60,845
Royalties and production taxes	27,708	34,680
Other liabilities	15,550	12,950
Total liabilities	799,605	914,279
Commitments and Contingencies (Note 10)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 61,933 and 61,647 shares issued and 61,456 and 61,170 outstanding as of September 30, 2016 and December 31, 2015, respectively)	615	612
Treasury stock, at cost (477 shares as of both September 30, 2016 and December 31, 2015)	(6,498)	(6,498)
Additional paid-in capital	580,280	574,874
Retained earnings	329,174	331,844
Accumulated other comprehensive income (loss)	23,743	(12,951)
Total equity	927,314	887,881
Total liabilities and equity	$1,726,919	$1,802,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(2,670)	$(48,704)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	23,052	51,742
Amortization of port access rights	—	2,783
Accretion	5,641	9,960
Impairments	4,499	33,355
Loss (income) from unconsolidated affiliates, net of tax	1,018	(294)
Distributions of income from unconsolidated affiliates	1,500	—
Deferred income taxes	(2,775)	(10,115)
Equity-based compensation expense	9,250	4,819
(Gain) loss on derivative financial instruments	(5,257)	17,781
Cash received (paid) on derivative financial instrument settlements	(3,195)	(1,618)
Premium payments on derivative financial instruments	—	(5,813)
Non-cash interest expense related to the bank amendment and refinancing	1,254	—
Net periodic postretirement benefit costs	(423)	6,072
Non-cash logistic agreements expense	24,500	—
Three year amendment of logistics contracts	(15,000)	—
Other	1,918	1,953
Changes in operating assets and liabilities:
Accounts receivable	(2,925)	25,614
Inventories, net	3,853	4,300
Due to or from related parties	81	(3,925)
Other assets	16,774	(10,875)
Accounts payable and accrued expenses	(23,717)	(14,191)
Asset retirement obligations	(1,048)	(780)
Net cash provided by (used in) operating activities	36,330	62,064

Investing activities
Purchases of property, plant and equipment	(30,148)	(28,125)
Cash paid for capitalized interest	(1,272)	(404)
Investment in development projects	(1,500)	(1,526)
Investment in unconsolidated affiliates	—	(5,383)
Payment of restricted cash	—	(6,500)
Insurance proceeds	2,826	—
Other	46	185
Net cash provided by (used in) investing activities	(30,048)	(41,753)

Financing activities
Principal payments on federal coal leases	—	(63,970)
Payment of deferred financing costs	(3,581)	(342)
Other	(1,713)	(1,225)
Net cash provided by (used in) financing activities	(5,294)	(65,537)

Net increase (decrease) in cash and cash equivalents	988	(45,226)
Cash and cash equivalents at beginning of period	89,313	168,745
Cash and cash equivalents at end of period	$90,301	$123,519

Supplemental cash flow disclosures:
Interest paid	$28,287	$32,827
Income taxes paid (refunded)	$(8,247)	$10,123
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$1,794	$6,401
Assets acquired under capital leases	$115	$—

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

In 2015, we amended agreements with Westshore Terminals Limited Partnership (“Westshore”) and Burlington Northern Santa Fe Railway (“BNSF”) providing for reduced quarterly take-or-pay payments from 2016 through 2018.  We meet regularly with Westshore and BNSF to discuss market conditions, potential shipments, and the terms for such shipments, if any.  The recent increase in seaborne thermal coal pricing has enabled us to begin contracting export shipments for delivery between November 2016 and February 2017.  Shipments will directly offset the amended take-or-pay obligations on a ton-for-ton basis.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and footnote disclosures that are required to be included in annual financial statements prepared in conformity with U.S. GAAP.  The year-end unaudited condensed consolidated balance sheet data was derived from audited consolidated financial statements.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2015 and 2014, and for each of the three years ended December 31, 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to a fair statement of our financial position as of September 30, 2016, and the results of our operations, comprehensive income, and cash flows for the nine months ended September 30, 2016 and 2015, in conformity with U.S. GAAP.  Our results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2016.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which standardizes cash flow statement classification of certain transactions, including cash payments for debt prepayment or extinguishment, proceeds from insurance claim settlements, and distributions received from equity method investments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We are considering the impact the adoption of ASU 2016-15 may have on our presentation of cash flows.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (“ASU 2014-15”), which would require disclosure of uncertainties about an entity’s ability to continue as a going concern.  The new

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

guidance is effective for the annual period ending after December 15, 2016 and for interim periods thereafter.  Early application is permitted.  We plan to adopt ASU 2014-15 begining December 31, 2016.

3.  Inventories, Net

Inventories, net consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Materials and supplies	$71,968	$74,353
Less: Obsolescence allowance	(1,075)	(988)
Material and supplies, net	70,893	73,365
Coal inventory	2,103	3,398
Inventories, net	$72,996	$76,763

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

•                  Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets.  Our Level 1 assets include money market funds.

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

•                  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We had no Level 3 financial instruments as of September 30, 2016 or December 31, 2015.

The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets (in thousands):

	Fair Value as of September 30, 2016
Description	Level 1	Level 2	Total
Assets
Money market funds (1)	$14,040	$—	$14,040
Liabilities
Derivative financial instruments	$—	$2,282	$2,282

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value as of December 31, 2015
Description	Level 1	Level 2	Total
Assets
Money market funds (1)	$41,285	$—	$41,285
Liabilities
Derivative financial instruments	$—	$10,734	$10,734

(1)                                 Included in Cash and cash equivalents in the unaudited condensed consolidated balance sheets along with $76.3 million and $48.0 million of demand deposits as of September 30, 2016 and December 31, 2015, respectively.

We did not have any transfers between levels during the nine months ended September 30, 2016.  Our policy is to value all transfers between levels using the beginning of period valuation.

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

As of September 30, 2016, we held positions that are expected to settle in 2016 (in thousands, except per ton amounts):

2016
International Coal Forward Contracts
Notional amount (tons)	66
Net asset position	$1,775
Weighted-average per ton	$100.13

Domestic Coal Futures Contracts
Notional amount (tons)	20
Weighted-average per ton	$14.70

WTI Derivatives

We use derivative financial instruments, such as collars and swaps, to help manage our exposure to market changes in diesel fuel prices.  The derivatives are indexed to the West Texas Intermediate (“WTI”) crude oil price as quoted on the New York Mercantile Exchange.  As such, the nature of the derivatives does not directly offset market changes to our diesel costs.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2016, we were fully hedged for 2016 and 2017 and held the following WTI derivative financial instruments:

	Floor		Ceiling		Swaps
Settlement Period	Notional Amount	Weighted- Average per Barrel	Notional Amount	Weighted- Average per Barrel	Notional Amount	Weighted- Average per Barrel
	(barrels in thousands)		(barrels in thousands)		(barrels in thousands)
2016 collar positions	85	$55.90	85	$74.10	—	$—
2016 swap positions	—	$—	—	$—	85	$64.83
2017 swap positions	—	$—	—	$—	636	$55.00
Total	85	$55.90	85	$74.10	721	$56.16

Offsetting and Balance Sheet Presentation

	September 30, 2016
	Gross Amounts Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
International coal forward contracts	$1,775	$—	$(1,775)	$1,775	$—	$1,775
WTI derivative financial instruments	—	(4,057)	—	—	—	(4,057)
Total	$1,775	$(4,057)	$(1,775)	$1,775	$—	$(2,282)

	December 31, 2015
	Gross Amounts Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
International coal forward contracts	$7,462	$(398)	$(7,462)	$7,462	$—	$7,064
WTI derivative financial instruments	—	(17,798)	—	—	—	(17,798)
Total	$7,462	$(18,196)	$(7,462)	$7,462	$—	$(10,734)

Net amounts of derivative liabilities are included in Accrued expenses in the unaudited condensed consolidated balance sheets.  There were no cash collateral requirements as of September 30, 2016 or December 31, 2015.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Gains and Losses

(Gain) loss on derivative financial instruments recognized in the unaudited condensed consolidated statement of operations and comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
International coal forward contracts	$(4)	$(1,153)	$(54)	$(5,999)
International coal put options	—	(4,039)	—	5,155
Domestic coal futures contracts	(58)	(564)	(55)	4,095
WTI derivative financial instruments	1,130	11,500	(5,148)	8,875
U.S. On-Highway Diesel derivative financial instruments	—	4,491	—	5,656
Net derivative financial instruments loss (gain)	$1,068	$10,235	$(5,257)	$17,781

See Note 4 for a discussion related to the fair value of derivative financial instruments.

6.  Impairments

Goodwill

During the second quarter of 2015, due to the weak domestic coal market outlook, especially as it related to 8400 Btu coal, coupled with our decision to reduce annual production at the Cordero Rojo Mine, we performed a goodwill impairment assessment.  We determined that the carrying amount of the Cordero Rojo Mine exceeded its estimated fair value.  The implied fair value of the related goodwill, which related to an acquisition completed in 1997, was $0 requiring a $33.4 million impairment charge related to our Owned and Operated Mines segment, which is reflected in the nine months ended September 30, 2015.  The remaining $2.3 million balance in goodwill relates to our other mines in the Owned and Operated Mines segment.

Long-Lived Assets

Due to lower planned production estimates as well as continued weak coal prices, management completed an impairment analysis with respect to each of the mines in our Owned and Operated Mines segment during the second quarter of 2016.  Although the impairment analysis did not indicate any impairment, if the prices of coal continue to remain depressed or if reserves become uneconomic for mining in the future, the long-lived assets in our Owned and Operated Mines segment are at risk for future impairments.  Management is also evaluating certain idled equipment to determine if the associated costs are recoverable during the life of the mine but presently believes that all costs are recoverable.  During the nine months ended September 30, 2016, we recorded impairments of $2.5 million in the Owned and Operated Mines segment, primarily for engineering costs related to the Overland Conveyor project at our Antelope Mine and $2.0 million related to a shovel that we no longer expect to use because of declining production that is part of Other.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Senior Notes

Senior notes consisted of the following (in thousands):

	September 30, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value (1)
8.50% senior notes due 2019	$300,000	$(4,009)	$295,991	$246,000
6.375% senior notes due 2024	200,000	(3,683)	196,317	104,500
Total senior notes	$500,000	$(7,692)	$492,308	$350,500

	December 31, 2015
	Principal	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value (1)
8.50% senior notes due 2019	$300,000	$(4,785)	$295,215	$151,500
6.375% senior notes due 2024	200,000	(4,055)	195,945	61,000
Total senior notes	$500,000	$(8,840)	$491,160	$212,500

(1)                                 The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.

Subsequent Event

On October 17, 2016, our direct and indirect wholly-owned subsidiaries, CPE Resources and Cloud Peak Energy Finance Corp. (collectively, the “Issuers”), completed offers to exchange (the “Exchange Offers”) up to $400 million aggregate principal amount of their outstanding 8.50% Senior Notes due 2019 (the “2019 Notes”) and 6.375% Senior Notes due 2024 (the “2024 Notes”, together with the 2019 Notes, the “Old Notes”) for new secured 12.00% Second Lien Notes due 2021 to be issued by the Issuers (the “New Secured Notes”) and, in some cases, cash consideration, subject to the terms and conditions of the Exchange Offers.  The primary purposes of the Exchange Offers were to extend the maturity of the 2019 Notes to November 2021, to reduce leverage by capturing the trading discounts on the Old Notes and to further our ongoing efforts to provide sufficient liquidity to manage through depressed industry conditions and better position the capital structure to help facilitate a future extension of the Credit Agreement or new bank facility or other line of credit before the Credit Agreement terminates in February 2019.

Holders of $237.9 million aggregate principal amount of the 2019 Notes and $143.6 million aggregate principal amount of the 2024 Notes tendered such notes pursuant to the Exchange Offers.  On October 17, 2016, the Issuers accepted for exchange all such Old Notes validly tendered, issued $290.4 million aggregate principal amount of New Secured Notes, and made cash payments of $26.0 million in the aggregate (including $7.7 million in accrued and unpaid interest) to tendering holders of the Old Notes.  The transaction resulted in recognition of $4.5 million in expenses for the three months ended September 30, 2016.  Upon completion of the Exchange Offers, $62.1 million aggregate principal amount of the 2019 Notes and $56.4 million aggregate principal amount of the 2024 Notes remain outstanding.

The exchanges of the Old Notes for the New Secured Notes were accounted for as a troubled debt restructuring.  As the future cash flows of the New Secured Notes were greater than the carrying amount of the Old Notes, no gain was recognized.  The amount of extinguished debt will be amortized over the remaining life of the New Secured Notes using the effective interest method and recognized as a reduction of interest expense.  As a result, our reported interest expense will be significantly less than the contractual cash interest payments throughout the term of the New Secured Notes.  Our current tax attributes are expected to offset any cash tax impacts from the Exchange Offers.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the impact the Exchange Offers had on our Senior notes:

	September 30, 2016 Carrying Value	Exchanges	Deferred Gain on Forgiven Debt	Cash Premium Paid	Post- transaction Adjusted Carrying Value
8.5% senior notes due 2019	$295,991	$(199,703)	$(35,024)	$—	$61,264
6.375% senior notes due 2024	196,317	(90,663)	(50,284)	—	55,370
12.0% second lien senior notes due 2021	—	290,366	85,308	(18,335)	357,339
Total senior notes	$492,308	$—	$—	$(18,335)	$473,973

	Post- transaction Adjusted Carrying Value	Unamortized Debt Issuance Costs and Cash Premium Paid	Unamortized Deferred Gain on Forgiven Debt	Post- transaction Principal Balance
8.5% senior notes due 2019	$61,264	$830	$—	$62,094
6.375% senior notes due 2024	55,370	1,039	—	56,409
12.0% second lien senior notes due 2021	357,339	18,335	(85,308)	290,366
Total senior notes	$473,973	$20,204	$(85,308)	$408,869

8.  Asset Retirement Obligations

Changes in the carrying amount of our asset retirement obligations were as follows (in thousands):

	2016	2015
Balance as of January 1,	$153,155	$217,312
Accretion expense	5,641	9,960
Revisions to estimated future reclamation cash flows	(53,769)	(57,631)
Payments	(1,048)	(780)
Balance as of September 30,	103,979	168,861
Less: current portion	(1,400)	(1,071)
Asset retirement obligation, net of current portion	$102,579	$167,790

Revisions to estimated future reclamation cash flows reflect our regular updates to our estimated costs of closure activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages, the timing of the reclamation activities, and third-party unit costs as of September 30, 2016 and 2015.

Revisions during the nine months ended September 30, 2016 related to our Antelope Mine, Cordero Rojo Mine and Spring Creek Mine were $ 24.9 million, $20.8 million, and $8.1 million, respectively.  These downward revisions were primarily due to extending each of the mine’s lives due to lower expected annual production rates, as well as updated equipment and fuel cost guidance issued by the State of Wyoming.  Reductions to asset retirement obligations resulting from such revisions generally result in a corresponding reduction to the related asset retirement costs in Property, plant and equipment, net, however, if the decrease to the asset retirement obligation exceeds the carrying amount of the related asset retirement costs, the resulting non-cash credit will reduce Depreciation and depletion on the unaudited condensed consolidated statements of operations and comprehensive income.  As of September 30, 2016, these revisions reduced the related asset by $17.5 million.  Depreciation and depletion was reduced by $36.3 million for the nine months ended September 30, 2016.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Downward revisions during the nine months ended September 30, 2015 related to our Antelope Mine, Cordero Rojo Mine, and Spring Creek Mine were $1.7 million, $44.0 million, and $11.9 million, respectively.  These revisions reduced the related asset by $40.8 million as of September 30, 2015.  Depreciation and depletion was reduced by $16.8 million for the nine months ended September 30, 2015.

9.  Other Obligations

Capital Equipment Lease Obligations

From time to time, we enter into capital leases on equipment under various lease schedules, which are subject to a master lease agreement, and are pre-payable at our option.  Our capital equipment lease obligations are included in Other liabilities.  Future payments for these obligations are as follows (in thousands):

Year Ended December 31,
2016	$586
2017	2,318
2018	2,234
2019	1,677
2020	878
Total	7,693
Less: interest	357
Total principal payments	7,336
Less: current portion	2,139
Capital equipment lease obligations, net of current portion	$5,197

Accounts Receivable Securitization Program

As of September 30, 2016, we had $29.5 million of available receivable sale capacity under the Accounts Receivable Securitization Program (the “A/R Securitization Program”).  There were no borrowings outstanding under the A/R Securitization Program as of September 30, 2016 or December 31, 2015.

Senior Secured Revolving Credit Facility

On February 21, 2014, Cloud Peak Energy Resources LLC entered into a five-year Credit Agreement with PNC Bank, National Association, as administrative agent, and a syndicate of lenders, which was amended on September 5, 2014 and September 9, 2016 (as amended, the “Credit Agreement”).  The Credit Agreement provides us with a senior secured revolving credit facility with a capacity of up to $400 million that can be used to borrow funds or obtain letters of credit.  The borrowing capacity under the Credit Agreement is reduced by the undrawn face amount of letters of credit issued and outstanding, which may be up to $250 million at any time.

The September 9, 2016 Second Amendment to the Credit Agreement (the “Second Amendment”) replaced the quarterly EBITDA-based financial covenants that previously required us to (a) maintain defined minimum levels of interest coverage and (b) comply with a maximum net secured debt leverage ratio.  These financial covenants were replaced with a new monthly minimum liquidity covenant that requires us to maintain liquidity, as defined in the Credit Agreement, of not less than $125 million as of the last day of each month.  The Second Amendment reduced the maximum borrowing capacity under the Credit Agreement to $400 million, from the previous maximum capacity of $500 million.  It also revised the permitted debt covenant and permitted lien covenant to allow the issuance of second lien debt in an amount up to $350 million.  Additionally, it revised various negative covenants and baskets that would apply to, among other things, the incurrence of debt, making investments, asset dispositions and restricted payments.  Lastly, it established a requirement for deposit account control agreements with the administrative agent for certain of our deposit accounts.  The Second Amendment did not change the maturity of the Credit Agreement, which remains February 21, 2019.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loans under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 3.50%.  We pay the lenders a commitment fee of 0.50% per year on the unused amount of the Credit Agreement.  Letters of credit issued under the Credit Agreement, unless drawn upon, will incur a per annum fee from the date at which they are issued of 3.50%.  Letters of credit that are drawn upon may be converted to loans at our request, subject to the conditions to borrowing set forth in the Credit Agreement.  In addition, in connection with the issuance of a letter of credit, we are required to pay the issuing bank a fronting fee of 0.125% per annum.

As of September 30, 2016, we had no borrowings and the undrawn face amount of letters of credit outstanding under the Credit Agreement was $71.3 million.  As of December 31, 2015, there were no borrowings or letters of credit outstanding under the Credit Agreement.  We were in compliance with the covenants contained in the Credit Agreement as of September 30, 2016 and December 31, 2015.

Liquidity

Our aggregate availability for borrowing under the Credit Agreement and the A/R Securitization Program was approximately $358.2 million as of September 30, 2016.  Our total liquidity, which includes cash and cash equivalents and amounts available under both our Credit Agreement and the A/R Securitization Program, was $448.5 million as of September 30, 2016.

Debt Issuance Costs

Debt issuance costs of $1.3 million related to the decrease in the Credit Agreement’s borrowing capacity were written off in the three and nine months ended September 30, 2016.  Debt issuance costs of $3.6 million were incurred in connection with the Second Amendment.  These costs were deferred and are being amortized to Interest expense over the remaining term of the Credit Agreement.  There were $8.6 million and $8.3 million of unamortized debt issuance costs as of September 30, 2016 and December 31, 2015, respectively, related to the A/R Securitization Program and the Credit Agreement included in noncurrent Other assets.

10.  Commitments and Contingencies

Commitments

Purchase Commitments

We had outstanding purchase commitments consisting of the following (in thousands):

	September 30,	December 31,
	2016	2015
Capital Commitments
Equipment	$4,423	$10,226
Land (1)	$—	$23,678

Supplies and Services
Coal purchase commitments	$846	$—
Transportation agreements (2)(3)	$528,670	$549,053

(1)                                 This land transaction was completed during the three months ended September 30, 2016.  The contract was modified to reduce the number of acres and related total payment to $11.5 million.

(2)                                 Includes undiscounted port take-or-pay commitments through the remaining term of the agreement in 2024.  Reflects the 2016-2018 amendment entered in the fourth quarter of 2015.  Assumes we do not ship any export tons, and does not include throughput or other charges based on any actual shipments.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)                                 Includes undiscounted rail take-or-pay commitments, if we exercise our contractual buyout option in 2019, which requires one year’s notice plus a lump sum payment.  Reflects the 2016-2018 amendment entered in the fourth quarter of 2015.  Assumes we do not ship any export tons, and does not include transportation or other charges based on any actual shipments.  The full term of the agreement continues through 2024.  Assuming we did not exercise our buyout option in 2019 and did not meet minimum shipment requirements, we would owe additional take-or-pay amounts through the remaining term of the agreement.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 6, 2015, Spring Creek Coal, the National Mining Association and the State of Montana filed objections to the Magistrate’s findings and recommendations.  The federal defendants filed limited objections on that same day.  WildEarth and Northern Plains filed responses to these objections on November 17, 2015 and November 20, 2015, respectively.  On January 21, 2016, the Montana District Court issued an order adopting most of the Magistrate’s findings and recommendations, but provided OSM 240 days (rather than 180 days) to prepare a supplemental environmental analysis.  Under the Montana District Court’s order, mining at the Spring Creek mine would proceed unabated during the time OSM is undertaking its supplemental analysis and OSM was ordered to submit monthly status reports informing the court and the parties of OSM’s progress in preparing the analysis.  The mining plan for the Spring Creek Mine would not be vacated unless OSM fails to complete its supplemental analysis within 240 days.  The order provides that OSM may request and obtain additional time to prepare its analysis “for good cause.”  On June 27, 2016, the Montana District Court granted a joint motion by Plaintiff Northern Plains and OSM to extend the compliance deadline from 240 days to 256 days.  On October 3, 2016, OSM notified the Montana District Court that OSM had completed its supplemental environmental analysis and issued a new decision on October 3, 2016 re-approving the 2012 mine plan for the Spring Creek Mine.  OSM’s decision and accompanying environmental assessment satisfies the Court’s January 21, 2016 remedy order.  On October 19, 2016, the Court found that OSM had complied with the Court’s January 21, 2016 remedy order and entered a final judgment in the case.

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

Current Schedule.  WildEarth filed its Statement of Reasons (opening brief) on October 6, 2014, and PRBRC filed its Statement of Reasons on October 10, 2014.  The BLM filed its Answer (opposition brief) on January 12, 2015 and moved for the two appeals to be consolidated.  Antelope Coal and State of Wyoming filed their respective Answers on January 20, 2015.  Briefing has been completed in both appeals.  On September 2, 2016, WildEarth filed a Notice of Supplemental Authority indicating that decisions in three unrelated IBLA appeals call into question whether BLM’s decision record approving the WAII South LBM was signed by the appropriate BLM official.  In response to a September 12, 2016 Show Cause Order from the IBLA, BLM filed a response brief on September 26, 2016 representing that the High Plains District Manager had properly signed the decision record approving the WAII South LBM.  Antelope Coal and the State of Wyoming filed briefs in support of BLM’s response on September 27, 2016 and September 30, 2016 respectively.  The parties are awaiting a decision from the IBLA.  We believe the WildEarth and PRBRC appeals challenging the BLM’s West Antelope II South lease modification decision are without merit.  Nevertheless, if the plaintiff’s claims are successful, the timing and ability of Cloud Peak Energy to lease and mine the coal underlying the applicable surface acres would be materially adversely impacted.  We are unable to estimate a loss or range of loss for this contingency because (1) the challenge does not

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

seek monetary relief, (2) the nature of the relief sought is to require the regulatory agency to address alleged deficiencies in complying with applicable regulatory and legal requirements and (3) even if the challenges are successful in whole or in part, the IBLA has broad discretion in determining the nature of the relief ultimately granted.

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

Current Schedule—On November 25, 2015, the OSM filed a motion to sever WildEarth’s complaint and transfer those claims against the two Wyoming mines (Antelope and Black Thunder) to the District of Wyoming and the New Mexico mine (El Segundo) to the District of New Mexico.  Each of the prospective intervenors filed conditional responses in support of OSM’s transfer motion.  On January 7, 2016, WildEarth filed its opposition to OSM’s transfer motion.  On January 29, 2016, WildEarth and OSM filed a Joint Motion to Stay all proceedings for 60 days in order for the parties to pursue settlement discussions.  On February 1, 2016, the prospective intervenors filed a proposed response to the stay motion in which they asked the Colorado District Court to grant (1) the pending intervention motions, and (2) the pending motion to sever transfer, before staying the portion of the case that remained in the District of Colorado.  On February 3, 2016, WildEarth and OSM filed separate reply briefs in support of their stay motion.  On February 16, 2016, the court granted the motion to stay the case for 60 days, and on February 18, 2016, the court granted the pending motions to intervene by Antelope, the State of Wyoming, and the other coal producers.  The stay expired on April 1, 2016 after the parties were unable to reach a voluntary settlement and OSM filed its reply brief in support of its motion to sever and transfer on April 11, 2016.  On June 17, 2016, the Colorado District Court granted OSM’s motion to sever and transfer WildEarth’s claims against the Antelope and Black Thunder mine plans to the District of Wyoming and the El Segundo mine plan to the District of New Mexico.  The challenges against the Antelope and Black Thunder mine plans, which are docketed as separate cases, have both been assigned to Judge Johnson of the District of Wyoming.  On October 7, 2016, BLM filed its administrative record for the case challenging the Antelope mine plan.  On October 21, 2016, WildEarth filed a motion to supplement the administrative record with three administrative documents prepared by other federal agencies.  OSM has until November 4, 2016 to file its opposition brief and WildEarth has until November 11, 2016 to file its reply brief.  After briefing is completed, the Court will either order OSM to supplement the administrative record with one or more of the three documents requested by WildEarth, or will deny the motion in its entirety.  WildEarth’s opening merits brief will be due 45 days after either (a) an amended administrative record is filed by OSM, or (b) the Court denies WildEarth’s motion to supplement.  Opposition briefs by OSM and Antelope Coal would be due 45 days after WildEarth’s opening merits brief is filed.

We believe WildEarth’s challenge is without merit.  Nevertheless, if WildEarth’s claims against OSM’s approval of the Antelope mine plan modification are successful, any court order granting the requested relief could have a material adverse impact on our shipments, financial results and liquidity, and could result in claims from third parties if we are unable to meet our commitments under pre-existing commercial agreements as a result of any required reductions or modifications to our mining activities.  We are unable to estimate a loss or range of loss for this contingency because (1) the challenge does not seek monetary relief, (2) the nature of the relief sought is to require the regulatory agency to address alleged deficiencies in complying with applicable regulatory and legal requirements and (3) even if the challenges are successful in whole or in part, the court has broad discretion in determining the nature of the relief ultimately granted.

CLOUD PEAK ENERGY INC.

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

Several non-income based production tax audits related to federal and state royalties and severance taxes are currently in progress.  The financial statements reflect our best estimate of taxes and related interest and penalties due for potential adjustments that may result from the resolution of such tax audits.  From time to time, we receive audit assessments and engage in settlement discussions with applicable tax authorities, which may result in adjustments to our estimates of taxes and related interest and penalties.

Concentrations of Risk and Major Customers

For the nine months ended September 30, 2016, there was one customer that represented 10% or more of consolidated revenue.  For the nine months ended September 30, 2015, there was no single customer that represented 10% or more of consolidated revenue.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  The credit risk is controlled through credit approvals and monitoring procedures.

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

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  We currently use self-bonding to secure performance of certain obligations in Wyoming.  Self-bonding has allowed us to use the strength of our financial positions as security rather than obtaining a traditional surety bond.  Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  As of September 30, 2016, we were self-bonded for $190 million and had $448.9 million of reclamation bonds backed by collateral of $71.3 million in the form of letters of credit under our Credit Agreement used for mining, secure coal lease obligations, and for other operating requirements.  We have received approval from the Land Quality Division of the Wyoming Department of Environmental Quality to lower the total bonding

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

requirements by $154 million.  Although we currently expect to be able to achieve our goal of exiting self-bonding by January 2017, the timing of its completion is dependent on the State of Wyoming’s processing and approval of our applications, and is therefore, uncertain.

11.  Postretirement Medical Plan

We maintain an unfunded postretirement medical plan to provide certain postretirement medical benefits to eligible employees.  Net periodic postretirement benefit costs included the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$269	$1,229	$1,956	$3,687
Interest cost	185	482	1,002	1,446
Amortization of prior service cost (credit)	(1,872)	313	(3,381)	939
Net periodic benefit cost (credit)	$(1,418)	$2,024	$(423)	$6,072

In April 2016, we communicated a change in our Retiree Medical Plan to employees that becomes effective January 1, 2017.  Changes include a decrease in the number of active employees that are eligible for the plan as well as moving to a defined contribution plan away from a defined benefit plan.  These plan changes reduced our accumulated postretirement benefit obligation by $47.7 million during the second quarter of 2016.  The plan changes eliminated the old prior service cost base and established a new negative prior service cost base of approximately $41.1 million, which will be amortized to income over 4.2 years.

12.  Income Taxes

As of September 30, 2016 and December 31, 2015, we had deferred tax assets principally arising from: ARO, alternative minimum tax credits, pension and postretirement benefits, contract rights, and net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 37%.  As management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2016 and December 31, 2015.  The difference between our effective tax rate and the statutory rate is due to the impact of percentage depletion, income tax in the states in which we do business, changes in our valuation allowance and the impact of out of period adjustments.  In addition, the adjustments to ARO and the retiree medical plan, while incurring a loss during the period, substantially impacted our effective rate for 2016. Our effective tax rate for the three months ended September 30, 2016 was 28.3%.  Our effective tax rate for the nine months ended September 30, 2016 was 66.1%.

As of September 30, 2016 and December 31, 2015, we had no material unrecognized tax benefits. There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  We are open to federal and state tax audits until the applicable statutes of limitations expire.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) (“AOCI”) related to our postretirement medical plan by component, net of tax are as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Beginning balance, January 1,	$(12,951)	$(11,299)
Other comprehensive income (loss) before reclassifications	26,996	—
Amounts reclassified from accumulated other comprehensive income (loss)	9,698	591
Net current period other comprehensive income (loss)	36,694	591
Ending balance, September 30,	$23,743	$(10,707)

The reclassifications out of AOCI are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Postretirement Medical Plan (1)
Amortization of prior service costs (credits) included in Cost of product sold (2)	$(1,566)	$264	$(2,828)	$792
Amortization of prior service costs (credits) included in Selling, general and administrative expenses (2)	(306)	49	(553)	147
Postretirement medical plan changes	—	—	42,851	—
Total before tax	(1,872)	313	39,470	939
Tax expense (benefit)	(831)	(116)	(2,776)	(347)
Amounts reclassified from AOCI	$(2,703)	$197	$36,694	$592

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculation of diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator for calculation of diluted earnings (loss) per share:
Net income (loss)	$(1,584)	$8,873	$(2,670)	$(48,704)
Denominator for basic income (loss) per share — weighted-average shares outstanding	61,365	61,074	61,285	61,013
Dilutive effect of stock equivalents	—	277	—	—
Denominator for diluted earnings (loss) per share	61,365	61,351	61,285	61,013
Diluted earnings (loss) per share	$(0.03)	$0.14	$(0.04)	$(0.80)

For the periods presented, the following items were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Anti-dilutive stock equivalents	2,286	2,165	2,804	2,071

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

Segment results for the three and nine months ended September 30, 2015 have been retrospectively revised to reflect our new measure of segment profitability first presented in our 2015 Form 10-K.

EBITDA represents net income (loss) before: (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, and (4) amortization.  Adjusted EBITDA represents EBITDA as further adjusted for accretion, which represents non-cash increases in asset retirement obligation liabilities resulting from the passage of time, and specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are:  (1) adjustments to exclude non-cash impairment charges, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid, and (3) adjustments to exclude debt restructuring costs.  We enter into certain derivative financial instruments such as put options that require the payment of premiums at contract inception.  The reduction in the premium value over time is reflected in the mark-to-market gains or losses.  Our calculation of Adjusted EBITDA does not include premiums paid for derivative financial instruments; either at contract inception, as these payments pertain to future settlement periods, or in the period of contract settlement, as the payment occurred in a preceding period.

Adjusted EBITDA

The following table reconciles segment Adjusted EBITDA to Net income (loss) (in thousands):

	Three Months Ended September 30,
	2016		2015
Adjusted EBITDA
Owned and Operated Mines		$55,971		$68,648
Logistics and Related Activities		(6,024)		(17,717)
Other		(9,305)		(11,673)
Eliminations		(38)		(237)
		40,604		39,021
Adjustments to Net income
Depreciation and depletion		(23,460)		(7,896)
Amortization of port access rights		—		(928)
Accretion		(1,065)		(3,070)
Impairments		(312)		—
Debt restructuring costs		(4,499)		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses) (1)	$(1,068)		$(10,235)
Inclusion of cash amounts paid (received) (2)	555		724
Total derivative financial instruments		(513)		(9,511)
Interest expense, net		(12,986)		(10,948)
Income tax benefit (expense)		647		2,205

Net income (loss)		$(1,584)		$8,873

(1)	Fair value mark-to-market (gains) losses reflected on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)	Cash amounts received and paid reflected within operating cash flows in the Unaudited Condensed Consolidated Statements of Cash Flows.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2016		2015
Adjusted EBITDA
Owned and Operated Mines		$92,004		$153,002
Logistics and Related Activities		(20,325)		(32,079)
Other(1)		(12,930)		(30,488)
Eliminations		(151)		(1,349)
		58,598		89,086
Adjustments to Net income
Depreciation and depletion		(23,052)		(51,742)
Amortization of port access rights		—		(2,783)
Accretion		(5,641)		(9,960)
Impairments		(4,499)		(33,355)
Debt restructuring costs		(4,499)		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses) (2)	$5,257		$(17,781)
Inclusion of cash amounts paid (received) (3)(4)	3,195		1,618
Total derivative financial instruments		8,452		(16,164)
Interest expense, net		(35,255)		(36,137)
Income tax benefit (expense)		3,226		12,350

Net income (loss)		$(2,670)		$(48,704)

(1)	Includes $24,349 and $5,318 of sales contract buyouts for the nine months ended September 30, 2016 and 2015, respectively.
(2)	Fair value mark-to-market (gains) losses reflected on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)	Cash amounts received and paid reflected within operating cash flows in the Unaudited Condensed Consolidated Statements of Cash Flow.
(4)	Excludes premiums paid at option contract inception of $5,813 during the nine months ended September 30, 2015, for original settlement dates in subsequent periods.

Revenue

The following table presents Revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Owned and Operated Mines	$212,010	$265,657	$531,278	$733,735
Logistics and Related Activities	3,375	44,772	20,594	162,802
Other	2,514	2,176	26,131	8,626
Eliminations	(826)	(10,931)	(5,493)	(41,789)
Consolidated	$217,073	$301,673	$572,510	$863,374

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capital Expenditures

The following table presents purchases of property, plant and equipment, investment in development projects, and capital expenditures included in Property, plant and equipment, net, Other assets, and Accounts payable (in thousands):

	Nine Months Ended September 30,
	2016	2015
Owned and Operated Mines	$31,800	$32,854
Logistics and Related Activities	—	—
Other	1,758	3,198
Consolidated	$33,558	$36,052

16.  Equity-Based Compensation

Our LTIP permits awards to our employees and eligible non-employee directors, which we generally grant in the first quarter of each year.  The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.  At our 2016 annual meeting, shareholders approved an additional 1.6 million shares available for issuance under the LTIP.  As of September 30, 2016, approximately 1.7 million shares were available for grant, depending on the actual performance and vesting of outstanding awards.

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

A summary of restricted stock unit award activity is as follows (in thousands, except per share amounts):

	Number	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested units as of January 1, 2016	732	$11.61
Granted	1,999	$1.96
Forfeited	(230)	$2.94
Vested	(149)	$14.52
Non-vested units as of September 30, 2016	2,352	$4.07

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016, unrecognized compensation cost related to restricted stock awards was $3.8 million, which will be recognized over a weighted-average period of 1.9 years prior to vesting.

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

The weighted-average grant date fair values of the performance share units granted during the nine months ended September 30, 2016 and the year ended December 31, 2015 were $1.95 and $9.66 per share, respectively. As of September 30, 2016, $20.3 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of performance share units granted, is expected to be recognized over a weighted-average vesting period of 2.3 years.

A summary of performance share unit award activity is as follows (in thousands, except per share amounts):

	Number	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested units as of January 1, 2016	911	$14.57
Granted	2,493	$1.95
Forfeited	(268)	$3.43
Canceled	(99)	$20.24
Vested	(74)	$20.24
Non-vested units as of September 30, 2016	2,963	$4.63

17.  Supplemental Guarantor/Non-Guarantor Financial Information

In accordance with the indentures governing the senior notes outstanding at September 30, 2016, CPE Inc. and certain of our 100% owned U.S. subsidiaries (the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed the senior notes on a joint and several basis.  These guarantees of either series of senior notes are subject to release in the following customary circumstances:

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

CLOUD PEAK ENERGY INC.

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

This note does not reflect the effects of the Exchange Offers, which were completed after quarter-end on October 17, 2016 and are described further in Note 7.

The following historical financial statement information is provided for CPE Inc. and the Guarantor/Non-Guarantor Subsidiaries:

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended September 30, 2016
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$2,438	$—	$217,073	$—	$(2,438)	217,073
Costs and expenses
Cost of product sold (exclusive of depreciation and depletion, amortization, and accretion)	—	22	164,265	—	—	164,287
Depreciation and depletion	—	285	23,175	—	—	23,460
Accretion	—	—	1,065	—	—	1,065
(Gain) loss on derivative financial instruments	—	—	1,068	—	—	1,068
Selling, general and administrative expenses	—	13,599	—	—	(2,438)	11,161
Impairments	—	—	312	—	—	312
Debt restructuring costs	—	4,499	—	—	—	4,499
Other operating costs	—	—	360	—	—	360
Total costs and expenses	—	18,405	190,245	—	(2,438)	206,212
Operating income (loss)	2,438	(18,405)	26,828	—	—	10,861
Other income (expense)
Interest income	26	20	—	—	—	46
Interest expense	(22)	(12,718)	(173)	(119)	—	(13,032)
Other, net	—	(29)	(165)	29	—	(165)
Total other income (expense)	4	(12,727)	(338)	(90)	—	(13,151)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	2,442	(31,132)	26,490	(90)	—	(2,290)
Income tax benefit (expense)	(185)	—	832	—	—	647
Income (loss) from unconsolidated affiliates, net of tax	—	6	53	—	—	59
Income (loss) from consolidated affiliates, net of tax	(3,841)	27,285	(91)	—	(23,353)	—
Net income (loss)	(1,584)	(3,841)	27,284	(90)	(23,353)	(1,584)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	(1,872)	(1,872)	(1,872)	—	3,744	(1,872)
Income tax on postretirement medical plan and pension changes	(831)	(831)	(831)	—	1,662	(831)
Other comprehensive income (loss)	(2,703)	(2,703)	(2,703)	—	5,406	(2,703)
Total comprehensive income (loss)	$(4,287)	$(6,544)	$24,581	$(90)	$(17,947)	$(4,287)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended September 30, 2015
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$1,327	$—	$301,673	$—	$(1,327)	301,673
Costs and expenses
Cost of product sold (exclusive of depreciation and depletion, amortization, and accretion)	—	(1)	248,500	—	—	248,500
Depreciation and depletion	—	530	7,366	—	—	7,896
Amortization of port access rights	—	—	928	—	—	928
Accretion	—	—	3,070	—	—	3,070
(Gain) loss on derivative financial instruments	—	—	10,235	—	—	10,235
Selling, general and administrative expenses	—	14,310	—	—	(1,327)	12,983
Other operating costs	—	—	603	—	—	603
Total costs and expenses	—	14,839	270,702	—	(1,327)	284,215
Operating income (loss)	1,327	(14,839)	30,971	—	—	17,458
Other income (expense)
Interest income	—	37	—	—	—	37
Interest expense	—	(10,785)	(113)	(87)	—	(10,985)
Other, net	—	(41)	252	41	—	253
Total other income (expense)	—	(10,789)	139	(46)	—	(10,695)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	1,327	(25,628)	31,110	(46)	—	6,763
Income tax benefit (expense)	111	3,578	(1,495)	11	—	2,205
Income (loss) from unconsolidated affiliates, net of tax	—	8	(103)	—	—	(95)
Income (loss) from consolidated affiliates, net of tax	7,435	29,476	(35)	—	(36,876)	—
Net income (loss)	8,873	7,434	29,477	(35)	(36,876)	8,873
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	313	313	313	—	(626)	313
Income tax on postretirement medical plan and pension changes	(116)	(116)	(116)	—	232	(116)
Other comprehensive income (loss)	197	197	197	—	(394)	197
Total comprehensive income (loss)	$9,070	$7,631	$29,674	$(35)	$(37,270)	$9,070

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Nine Months Ended September 30, 2016
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$6,581	$—	$572,510	$—	$(6,581)	572,510
Costs and expenses
Cost of product sold (exclusive of depreciation and depletion, amortization, and accretion)	—	120	469,818	—	—	469,938
Depreciation and depletion	—	948	22,104	—	—	23,052
Accretion	—	—	5,641	—	—	5,641
(Gain) loss on derivative financial instruments	—	—	(5,257)	—	—	(5,257)
Selling, general and administrative expenses	—	44,768	—	—	(6,581)	38,187
Impairments	—	2,048	2,451	—	—	4,499
Debt restructuring costs	—	4,499	—	—	—	4,499
Other operating costs	—	—	814	—	—	814
Total costs and expenses	—	52,383	495,571	—	(6,581)	541,373
Operating income (loss)	6,581	(52,383)	76,939	—	—	31,137
Other income (expense)
Interest income	27	89	—	—	—	116
Interest expense	(245)	(34,517)	(318)	(291)	—	(35,371)
Other, net	—	(112)	(760)	112	—	(760)
Total other income (expense)	(218)	(34,540)	(1,078)	(179)	—	(36,015)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	6,363	(86,923)	75,861	(179)	—	(4,878)
Income tax benefit (expense)	451	—	2,775	—	—	3,226
Income (loss) from unconsolidated affiliates, net of tax	—	16	(1,034)	—	—	(1,018)
Income (loss) from consolidated affiliates, net of tax	(9,484)	77,423	(179)	—	(67,760)	—
Net income (loss)	(2,670)	(9,484)	77,423	(179)	(67,760)	(2,670)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	(3,381)	(3,381)	(3,381)	—	6,762	(3,381)
Postretirement medical plan change	42,851	42,851	42,851	—	(85,702)	42,851
Income tax on postretirement medical plan and pension changes	(2,776)	(2,776)	(2,776)	—	5,552	(2,776)
Other comprehensive income (loss)	36,694	36,694	36,694	—	(73,388)	36,694
Total comprehensive income (loss)	$34,024	$27,210	$114,117	$(179)	$(141,148)	$34,024

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Nine Months Ended September 30, 2015
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$5,602	$—	$863,374	$—	$(5,602)	863,374
Costs and expenses
Cost of product sold (exclusive of depreciation and depletion, amortization, and accretion)	—	17	735,242	—	—	735,258
Depreciation and depletion	—	1,822	49,920	—	—	51,742
Amortization of port access rights	—	—	2,783	—	—	2,783
Accretion	—	—	9,960	—	—	9,960
(Gain) loss on derivative financial instruments	—	—	17,781	—	—	17,781
Selling, general and administrative expenses	—	42,346	—	—	(5,602)	36,743
Impairments	—	—	33,355	—	—	33,355
Other operating costs	—	—	1,121	—	—	1,121
Total costs and expenses	—	44,184	850,161	—	(5,602)	888,743
Operating income (loss)	5,602	(44,184)	13,213	—	—	(25,369)
Other income (expense)
Interest income	—	137	—	—	—	137
Interest expense	—	(32,855)	(3,162)	(258)	—	(36,274)
Other, net	—	(172)	159	172	—	158
Total other income (expense)	—	(32,890)	(3,003)	(86)	—	(35,979)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	5,602	(77,074)	10,210	(86)	—	(61,348)
Income tax benefit (expense)	112	7,133	5,088	17	—	12,350
Income (loss) from unconsolidated affiliates, net of tax	—	7	287	—	—	294
Income (loss) from consolidated affiliates, net of tax	(54,418)	15,515	(69)	—	38,972	—
Net income (loss)	(48,704)	(54,419)	15,516	(69)	38,972	(48,704)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	939	939	939	—	(1,878)	939
Income tax on postretirement medical plan and pension changes	(347)	(347)	(347)	—	694	(347)
Other comprehensive income (loss)	592	592	592	—	(1,184)	592
Total comprehensive income (loss)	$(48,112)	$(53,827)	$16,108	$(69)	$37,788	$(48,112)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	September 30, 2016
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$89,931	$370	$—	$—	$90,301
Accounts receivable	—	—	423	42,924	—	43,347
Due from related parties	—	—	604,464	—	(604,385)	79
Inventories, net	—	121	72,875	—	—	72,996
Income tax receivable	1,040	—	—	—	—	1,040
Other prepaid and deferred charges	477	—	16,281	—	—	16,758
Other assets	68	—	2,018	—	—	2,086
Total current assets	1,585	90,052	696,431	42,924	(604,385)	226,607
Noncurrent assets
Property, plant and equipment, net	—	3,114	1,436,360	—	—	1,439,474
Goodwill	—	—	2,280	—	—	2,280
Other assets	991,601	1,912,922	55,585	—	(2,901,550)	58,558
Total assets	$993,186	$2,006,089	$2,190,656	$42,924	$(3,505,936)	$1,726,919

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$—	$5,386	$20,920	$29	$—	$26,335
Royalties and production taxes	—	—	69,160	—	—	69,160
Accrued expenses	2,622	7,969	32,359	—	—	42,950
Due to related parties	59,106	508,872	—	36,407	(604,385)	—
Other liabilities	—	—	2,139	—	—	2,139
Total current liabilities	61,728	522,227	124,578	36,436	(604,385)	140,584
Noncurrent liabilities
Senior notes	—	492,308	—	—	—	492,308
Asset retirement obligations, net of current portion	—	—	102,579	—	—	102,579
Accumulated postretirement medical benefit obligation, net of current portion	—	—	20,876	—	—	20,876
Royalties and production taxes	—	—	27,708	—	—	27,708
Other liabilities	4,144	—	11,406	—	—	15,550
Total liabilities	65,872	1,014,535	287,147	36,436	(604,385)	799,605
Commitments and Contingencies (Note 10)
Total equity	927,314	991,554	1,903,509	6,488	(2,901,551)	927,314
Total liabilities and equity	$993,186	$2,006,089	$2,190,656	$42,924	$(3,505,936)	$1,726,919

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Nine Months Ended September 30, 2016
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$8,185	$28,145	$—	$—	$36,330

Investing activities
Purchases of property, plant and equipment	—	(1,727)	(28,421)	—	—	(30,148)
Cash paid for capitalized interest	—	—	(1,272)	—	—	(1,272)
Investment in development projects	—	—	(1,500)	—	—	(1,500)
Insurance proceeds	—	—	2,826	—	—	2,826
Other	—	—	46	—	—	46
Net cash provided by (used in) investing activities	—	(1,727)	(28,321)	—	—	(30,048)

Financing activities
Payment of deferred financing costs	—	(3,581)	—	—	—	(3,581)
Other	—	—	(1,713)	—	—	(1,713)
Net cash provided by (used in) financing activities	—	(3,581)	(1,713)	—	—	(5,294)

Net increase (decrease) in cash and cash equivalents	—	2,877	(1,889)	—	—	988
Cash and cash equivalents at beginning of period	—	87,054	2,259	—	—	89,313
Cash and cash equivalents at the end of period	$—	$89,931	$370	$—	$—	$90,301

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

•                  the impact of increasingly variable and less predictable demand for thermal coal based on natural gas prices, summer cooling demand, winter heating demand, economic growth rates and other factors that impact overall demand for electricity;

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

•                  our relationships with, and other conditions affecting, our customers (including our largest customers who account for a significant portion of our total revenue) and other counterparties, including economic conditions and the credit performance and credit risks associated with our customers and other counterparties, such as traders, brokers, and lenders under our Credit Agreement (as defined below) and financial institutions with whom we maintain accounts or enter hedging arrangements;

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

In 2015, we amended agreements with Westshore Terminals Limited Partnership (“Westshore”) and Burlington Northern Santa Fe Railway (“BNSF”) providing for reduced quarterly take-or-pay payments from 2016 through 2018.  We meet regularly with Westshore and BNSF to discuss market conditions, potential shipments, and the terms for such shipments.  The recent increase in seaborne thermal coal pricing has enabled us to begin contracting export shipments for delivery between November 2016 and February 2017.  Shipments will directly offset the amended take-or-pay obligations on a ton-for-ton basis.

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

The price at which we sell our coal is a function of the demand for coal relative to the supply.  We typically seek to enter into multi-year contracts with our customers, which helps mitigate the risks associated with any short-term imbalance in supply and demand.  We typically seek to enter each year with expected production effectively fully sold.  This strategy helps us run our mines at predictable production rates, which improves control of operating costs.  In recent years, our business has become more variable and less predictable.

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

Current Considerations

Owned and Operated Mines Segment

Strong summer electricity demand and increased natural gas prices caused many of our customers to operate their coal units at full capacity.  This increase in consumption resulted in customers drawing down their inventories and focusing on taking their contracted coal this year.

Shipments improved during the third quarter, as expected, with our shipments being 44% higher than the prior quarter.  However, year-to-date shipments remain 26% lower than 2015 through due to the very slow first half of 2016.  Preliminary data from MSHA indicates that the third quarter and year-to-date coal production in the U.S. was down 19% and 24%, respectively, compared to the same periods in 2015.  Through July 2016, electric generation was down 1.6% year-over-year but has steadily increased during the third quarter of 2016.

Logistics and Related Activities Segment

The recent increase of seaborne thermal coal pricing has enabled us to begin contracting export shipments.  We have scheduled approximately one million tons of exports for delivery between November 2016 and February 2017.  Shipments will directly offset the amended take-or-pay obligations on a ton-for-ton basis.

Potential for Asset Impairments

The carrying value of our mineral properties, equipment, and other long-lived assets are sensitive to declines in domestic and international coal prices.  These assets are at risk of impairment if prices remain at current levels for an extended period of time or do not recover as anticipated, or if regulatory changes adversely impact coal-fired electricity generation.  The cash flow model that we use to assess impairment includes numerous assumptions, such as our current estimates of forecast coal production, market outlook on forward commodity prices, operating and development costs, and discount rates.  All inputs to the cash flow model must be evaluated at each date of estimate.  Forward commodity prices in mid-October 2016 have increased slightly subsequent to the test for impairment as of June 30, 2016.  If forward prices remain at these levels, or further decline, we have long-lived assets at risk for impairment.  The actual amount of impairment incurred, if any, for our properties will depend on a variety of factors including, but not limited to, subsequent forward price curve changes, the additional risk-adjusted value of proven and probable reserves, weighted-average cost of capital, operating cost estimates and future capital expenditure estimates.

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

During the stay, the EPA has continued to move forward with certain aspects of the program.  For example, on June 16, 2016, the EPA published a proposed rule outlining certain design details for the optional Clean Energy Incentive Program (“CEIP”), which would reward early investments in renewable energy generation and demand-side energy efficiency measures that generate carbon-free megawatt hours or reduce end-use energy demand during 2020 and/or 2021.  Once finalized, EPA intends these design elements to help guide states and tribes that choose to participate in the CEIP should the CPP become effective at the conclusion of the various legal challenges.  State participation in the program would be optional.  If the CPP is upheld and states decide to participate in the CEIP, then it could create a competitive advantage for other forms of energy used for electric generation relative to our business.

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

On July 1, 2016 the U.S. Department of the Interior published the final Consolidated Federal Oil & Gas and Federal & Indian Coal Valuation Reform Rule.  This rule was developed by the Office of Natural Resources Revenue to significantly change the manner in which non-arm’s length sales of natural resources from federal lands are valued for royalty purposes by mandating a net-back calculation from the first third-party sale and introducing a default rule that will require substantial judgment.  The new rule eliminates the benchmarks which have been consistently and successfully utilized by the energy industry since the late 1980’s to ensure that the royalty amount paid is based on the value of the coal severed.  We are analyzing the impacts of the new rule on our current operations and future business decisions.

Federal and state laws require us to obtain surety bonds or post letters of credit to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs.  We currently use self-bonding to secure performance of certain obligations in Wyoming.  Self-bonding allows us to use the strength of our financial position as security rather than obtaining a traditional surety bond.  As of September 30, 2016, we have self-bonded $190 million in the State of Wyoming.  The Land Quality Division of the Wyoming Department of Environmental Quality (the “Wyoming DEQ”) periodically re-evaluates the amount of the security required, our performance, and our eligibility for self-bonding.  There can be no assurance that the Wyoming DEQ will continue to qualify us for self-bonding.  Additionally, in August 2016 the Office of Surface Mining Reclamation and Enforcement (“OSMRE”) issued a Policy Advisory discouraging state regulatory authorities from approving self-bonding arrangements.  The Policy Advisory indicated that the OSMRE would begin more closely reviewing instances in which states accept self-bonds for mining operations.  In the same month, the OSMRE also announced that it was beginning the rulemaking process to strengthen regulations on self-bonding.  To the extent we are unable to maintain our current level of self-bonding due to changes in legislation, regulations, or their interpretation by state agencies, or in our financial condition, we may be required to obtain surety bonds at commercial terms, which could cause our costs to increase and could have a material adverse effect on our liquidity and financial condition.

We are proactively addressing the ongoing regulatory uncertainties regarding self-bonding programs in Wyoming by seeking to voluntarily transition away from self-bonding.  During the second quarter, we submitted applications to the Wyoming DEQ to reduce the bonding amount by incorporating recently issued equipment cost guidelines, completed reclamation, updated reclamation plans, and lower fuel price assumptions.  We have since received approval to lower the total bonding requirement by $154 million.  We have also reallocated our surety underwriters to position the portfolio to those that we believe are supportive of the coal industry.  As of September 30, 2016, we have $448.9 million of reclamation bonds with these underwriters backed by collateral of 15%, or $71.3 million, in the form of letters of credit under our Credit Agreement.  Although we currently expect to be able to achieve our goal of exiting self-bonding by January 2017, the timing of its completion is dependent on the State of Wyoming’s processing and approval of our applications, and is therefore, uncertain.

Adjusted EBITDA and Adjusted EPS

EBITDA, Adjusted EBITDA and Adjusted EPS are intended to provide additional information only and do not have any standard meaning prescribed by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  A quantitative reconciliation of historical Net income (loss) to Adjusted EBITDA, and EPS (as defined below) to Adjusted EPS is found in the tables below.

EBITDA represents net income (loss) before: (1) interest income (expense), net, (2) income tax provision, (3) depreciation and depletion, and (4) amortization.  Adjusted EBITDA represents EBITDA as further adjusted for accretion, which represents non-cash increases in asset retirement obligation liabilities resulting from the passage of time, and specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are:  (1) adjustments to exclude non-cash impairment charges, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid, and (3) adjustments to exclude debt restructuring costs.  We enter into certain derivative financial instruments, such as put options, that require the payment of premiums at contract inception.  The reduction in the premium value over time is reflected in the mark-to-market gains or losses.  Our calculation of Adjusted EBITDA does not include premiums paid for derivative financial instruments; either at contract inception, as these payments pertain to future settlement periods, or in the period of contract settlement, as the payment occurred in a preceding period.

Adjusted EPS represents diluted earnings (loss) per common share (“EPS”) adjusted to exclude (i) the estimated per share impact of the same specifically identified non-core items used to calculate Adjusted EBITDA as described above and (ii) the cash and non-cash interest expense associated with the early retirement of debt and refinancing transactions.  All items are adjusted at the statutory tax rate of approximately 37% and exclude the impact of any valuation allowance.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Summary

The following table summarizes key results (in millions, except per share amounts and percentages):

	Three Months Ended
	September 30,		Change
	2016	2015	Amount	Percent
Total tons sold	17.1	20.8	(3.7)	(17.8)
Total revenue	$217.1	$301.7	$(84.6)	(28.0)
Net income (loss)	$(1.6)	$8.9	$(10.5)	(118.0)
Diluted EPS	$(0.03)	$0.14	$(0.17)	(121.4)
Adjusted EBITDA (1)	$40.6	$39.0	$1.6	4.1
Adjusted EPS (1)	$0.06	$0.24	$(0.18)	(75.0)

(1)         Non-GAAP measure; please see definition above and reconciliation below.

Adjusted EBITDA and Adjusted EPS

The following tables present a reconciliation of Net income (loss) to Adjusted EBITDA, Diluted earnings (loss) per common share to Adjusted EPS, and Segment Adjusted EBITDA to Net income (loss) (in millions, except per share amounts):

Adjusted EBITDA

	Three Months Ended
	September 30,
	2016		2015
Net income (loss)		$(1.6)		$8.9
Interest expense		13.0		11.0
Income tax (benefit) expense		(0.6)		(2.2)
Depreciation and depletion		23.5		7.9
Amortization of port access rights		—		0.9
EBITDA		34.2		26.4
Accretion		1.1		3.1
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains) (1)	$1.1		$10.2
Inclusion of cash amounts received (paid) (2)	(0.6)		(0.7)
Total derivative financial instruments		0.5		9.5
Impairments		0.3		—
Debt restructuring costs		4.5		—
Adjusted EBITDA		$40.6		$39.0

(1)                                 Fair value mark-to-market (gains) losses reflected on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

(2)                                 Cash amounts received and paid reflected within operating cash flows in the Unaudited Condensed Consolidated Statements of Cash Flows.

Adjusted EBITDA by Segment

	Three Months Ended
	September 30,
	2016		2015
Owned and Operated Mines
Adjusted EBITDA		$56.0		$68.6
Depreciation and depletion		(23.2)		(7.4)
Accretion		(0.9)		(2.9)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	$(1.1)		$(10.9)
Inclusion of cash amounts (received) paid	2.3		3.5
Total derivative financial instruments		1.2		(7.4)
Impairments		(0.3)		—
Other		0.3		(0.2)
Operating income (loss)		33.1		50.7

Logistics and Related Activities
Adjusted EBITDA		(6.0)		(17.7)
Amortization of port access rights		—		(0.9)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	—		0.7
Inclusion of cash amounts (received) paid	(1.8)		(2.8)
Total derivative financial instruments		(1.8)		(2.1)
Other		—		0.1
Operating income (loss)		(7.8)		(20.6)

Other
Adjusted EBITDA		(9.3)		(11.7)
Depreciation and depletion		(0.3)		(0.5)
Accretion		(0.2)		(0.1)
Debt restructuring costs		(4.5)		—
Other		(0.1)		(0.0)
Operating income (loss)		(14.4)		(12.3)

Eliminations
Adjusted EBITDA		—		(0.2)
Operating loss		—		(0.2)
Consolidated operating income (loss)		10.9		17.5
Interest expense		(13.0)		(11.0)
Other, net		(0.2)		0.3
Income tax (expense) benefit		0.6		2.2
Income (loss) from unconsolidated affiliates, net of tax		0.1		(0.1)
Net income (loss)		$(1.6)		$8.9

Adjusted EPS

	Three Months Ended
	September 30,
	2016		2015
Diluted earnings (loss) per common share		$(0.03)		$0.14
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)	$0.02		$0.17
Inclusion of cash amounts received (paid)	(0.01)		(0.01)
Total derivative financial instruments		0.01		0.16
Exclusion of non-cash interest for deferred finance fee write-off		0.02		—
Impairments		0.01		—
Debt restructuring costs		0.07		—
Tax impact of adjustments		(0.02)		(0.06)
Adjusted EPS		$0.06		$0.24
Weighted-average dilutive shares outstanding (in millions)		61.4		61.4

Results of Operations

Revenue

The following table presents Revenue and tons sold (in millions, except per ton amounts and percentages):

	Three Months Ended
	September 30,		Change
	2016	2015	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$12.33	$12.62	$(0.29)	(2.3)
Tons sold	17.0	20.8	(3.8)	(18.3)
Coal revenue	$209.1	$262.0	$(52.9)	(20.2)
Other revenue	$2.9	$3.6	$(0.7)	(19.4)
Logistics and Related Activities
Total tons delivered	0.1	1.4	(1.3)	(92.9)
Asian export tons	—	0.9	(0.9)	(100.0)
Revenue	$3.4	$44.8	$(41.4)	(92.4)
Other
Revenue	$2.5	$2.2	$0.3	13.6
Eliminations of Intersegment Sales
Revenue	$(0.8)	$(10.9)	$10.1	92.7
Total Consolidated
Revenue	$217.1	$301.7	$(84.6)	(28.0)

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 (in millions):

Three months ended September 30, 2015	$262.0
Changes associated with volumes	(48.1)
Changes associated with prices	(4.8)
Three months ended September 30, 2016	$209.1

Revenue decreased for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to fewer tons sold.  Volumes decreased as a result of lower natural gas prices and higher customer stockpiles.  Realized prices for the three months ended September 30, 2016 also decreased revenue compared to the same period in 2015 as the domestic coal market continues to be depressed.

Logistics and Related Activities Segment

Revenue decreased for the three months ended September 30, 2016 compared to the same period in 2015 as a result of continued weak international prices for seaborne thermal coal and our suspension of international shipments during the three months ended September 30, 2016.

Other

Revenue for Other includes buyouts of customer coal contracts of $1.6 million and $1.0 million for the three months ended September 30, 2016 and 2015, respectively.  See “Risk Factors” in Item 1A of Part II of this report.

Cost of Product Sold

The following table presents Cost of product sold (in millions, except per ton amounts and percentages):

	Three Months Ended
	September 30,		Change
	2016	2015	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$8.95	$9.15	$(0.20)	(2.2)
Cost of product sold (produced coal)	151.7	190.0	(38.3)	(20.2)
Other cost of product sold	1.5	3.2	(1.7)	(53.1)
Logistics and Related Activities
Cost of product sold	11.2	65.2	(54.0)	(82.8)
Other
Cost of product sold	0.7	0.9	(0.2)	(22.2)
Eliminations of Intersegment Sales
Cost of product sold	(0.8)	(10.8)	10.0	92.6
Total Consolidated
Cost of product sold	$164.3	$248.5	$(84.2)	(33.9)

Owned and Operated Mines Segment

Cost of product sold decreased primarily as a result of fewer tons of coal sold in the three months ended September 30, 2016 as compared to the same period in 2015, which resulted in lower direct operating costs.  We saw significant decreases in production taxes and royalties, repairs and maintenance, outside services and diesel costs.  Repairs and maintenance decreased as a result of lower equipment hours, condition monitoring, and in-house repairs completed at our rebuild center.  Outside services also decreased as a result of performing more work in-house rather than using contractors.

The average cost per ton sold decreased primarily as a result of the lower direct operating costs.

Logistics and Related Activities Segment

Cost of product sold decreased in the three months ended September 30, 2016 as compared to the same period in 2015 due to our suspension of international shipments during the three months ended September 30, 2016.

Operating Income (Loss)

The following table presents Operating income (loss) (in millions, except for percentages):

	Three Months Ended
	September 30,		Change
	2016	2015	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$33.1	$50.7	$(17.6)	(34.7)
Logistics and Related Activities
Operating income (loss)	(7.8)	(20.6)	12.8	62.1
Other
Operating income (loss)	(14.4)	(12.3)	(2.1)	(17.1)
Eliminations of Intersegment Sales
Operating income (loss)	—	(0.2)	0.2	100.0
Total Consolidated
Operating income (loss)	$10.9	$17.5	$(6.6)	(37.7)

Owned and Operated Mines Segment

In addition to the revenue and cost of product sold factors previously discussed, operating income decreased due to a $16.8 million reduction to reclamation asset depreciation seen in the three months ended September 30, 2015 related to the decrease in the ARO liability at the Cordero Rojo Mine.  Partially offsetting the increased Depreciation and depletion were lower mark-to-market losses of $9.9 million on our derivative financial instruments.

Logistics and Related Activities Segment

In addition to the revenue and cost of product sold factors previously discussed, the operating loss decreased due to decreased amortization, partially offset by fewer derivative gains during the three months ended September 30, 2016 as compared to the same period in 2015.

Other

The increase to operating loss for Other during the three months ended September 30, 2016 as compared to the same period in 2015 is primarily due to Debt restructuring of $4.5 million, partially offset by decreased Selling, general and administrative expenses (“SG&A”).

Other Income (Expense)

The following table presents Other income (expense) (in millions, except for percentages):

	Three Months Ended
	September 30,		Change
	2016	2015	Amount	Percent
Other income (expense)	$(13.2)	$(10.7)	$(2.5)	(23.4)

Other expense for the three months ended September 30, 2016 as compared to the same period in 2015 increased primarily as a result of the write-off of $1.3 million in deferred financing costs related to the decrease in the Credit Agreement’s borrowing capacity.

Income Tax Provision

As of September 30, 2016 and December 31, 2015, we had deferred tax assets principally arising from: ARO, alternative minimum tax credits, pension and postretirement benefits, contract rights and net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 37%. As management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2016 and December 31, 2015.  The difference between our effective tax rate and the statutory rate is due primarily to the impact of percentage depletion, income tax in the states in which we do business, changes in our valuation allowance and the impact of out of period adjustments.  In addition, our effective tax rate of 66.1% for the nine months ended September 30, 2016 is materially impacted by the intraperiod tax allocation required as a result of the adjustments to ARO and the retiree medical plan while incurring a loss for that period.  Our effective tax rate for the three months ended September 30, 2016 was 28.3%.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Summary

The following table summarizes key results (in millions, except per share amounts):

	Nine Months Ended
	September 30,		Change
	2016	2015	Amount	Percent
Total tons sold	41.9	56.6	(14.7)	(26.0)
Total revenue	$572.5	$863.4	$(290.9)	(33.7)
Net income (loss)	$(2.7)	$(48.7)	$46.0	94.5
Diluted EPS	$(0.04)	$(0.80)	$0.76	95.0
Adjusted EBITDA (1)	$58.6	$89.1	$(30.5)	(34.2)
Adjusted EPS (1)	$(0.01)	$(0.29)	$0.28	96.6

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

Adjusted EBITDA and Adjusted EPS

The following tables present a reconciliation of Net income (loss) to Adjusted EBITDA, Diluted earnings (loss) per common share to Adjusted EPS, and Segment Adjusted EBITDA to Net income (loss) (in millions, except per share amounts):

Adjusted EBITDA
	Nine Months Ended
	September 30,
	2016		2015
Net income (loss)		$(2.7)		$(48.7)
Interest income		(0.1)		(0.1)
Interest expense		35.4		36.3
Income tax (benefit) expense		(3.2)		(12.4)
Depreciation and depletion		23.1		51.7
Amortization of port access rights		—		2.8
EBITDA		52.4		29.6
Accretion		5.6		10.0
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains) (1)	$(5.3)		$17.8
Inclusion of cash amounts received (paid) (2)(3)	(3.2)		(1.6)
Total derivative financial instruments		(8.5)		16.2
Impairments		4.5		33.4
Debt restructuring costs		4.5		—
Adjusted EBITDA		$58.6		$89.1

(1)                                 Fair value mark-to-market (gains) losses reflected on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

(2)                                 Cash amounts received and paid reflected within operating cash flows on the Unaudited Condensed Consolidated Statements of Cash Flows.

(3)                                 Excludes premiums paid at option contract inception of $5.8 during the nine months ended September 30, 2015, for original settlement dates in subsequent periods.

Adjusted EBITDA by Segment
	Nine Months Ended
	September 30,
Owned and Operated Mines	2016		2015
Adjusted EBITDA		$92.0		$153.0
Depreciation and depletion		(22.1)		(49.9)
Accretion		(5.2)		(9.5)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	$5.2		$(13.0)
Inclusion of cash amounts (received) paid	8.5		11.8
Total derivative financial instruments		13.7		(1.2)
Impairments		(2.5)		(33.4)
Other		0.9		(0.1)
Operating income (loss)		76.8		58.9

Logistics and Related Activities
Adjusted EBITDA		(20.3)		(32.1)
Amortization of port access rights		—		(2.8)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	0.1		(4.8)
Inclusion of cash amounts (received) paid (1)	(5.3)		(10.2)
Total derivative financial instruments		(5.2)		(15.0)
Other		1.6		0.1
Operating income (loss)		(23.9)		(49.8)

Corporate and Other
Adjusted EBITDA(2)		(12.9)		(30.5)
Depreciation and depletion		(0.9)		(1.8)
Accretion		(0.5)		(0.4)
Impairment		(2.0)		—
Debt restructuring costs		(4.5)		—
Other		(0.8)		(0.4)
Operating income (loss)		(21.6)		(33.1)

Eliminations
Adjusted EBITDA		(0.2)		(1.3)
Operating loss		(0.2)		(1.3)
Consolidated operating income (loss)		31.1		(25.4)
Interest income		0.1		0.1
Interest expense		(35.4)		(36.3)
Other, net		(0.8)		0.2
Income tax (expense) benefit		3.2		12.4
Income (loss) from unconsolidated affiliates, net of tax		(1.0)		0.3
Net income (loss)		$(2.7)		$(48.7)

(1)                                 Excludes premiums at option contract inception of $5.8, related to our Logistics and Related Activities segment, during the nine months ended September 30, 2015, for settlement dates in subsequent periods.

(2)                                 Includes $24.3 and $5.3 of sales contract buyouts for the nine months ended September 30, 2016 and 2015, respectively.

Adjusted EPS
	Nine Months Ended
	September 30,
	2016		2015
Diluted earnings (loss) per common share		$(0.04)		$(0.80)

Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)	$(0.09)		$0.29
Inclusion of cash amounts received (paid) (1)	(0.05)		(0.03)
Total derivative financial instruments		(0.14)		0.26
Exclusion of non-cash interest for deferred finance fee write-off		0.02		—
Impairments		0.07		0.55
Debt restructuring costs		0.07		—
Tax impact of adjustments		—		(0.30)
Adjusted EPS		$(0.01)		$(0.29)
Weighted-average dilutive shares outstanding (in millions)		61.3		61.0

(1)                           Excludes per share impact of premiums paid at option contract inception of $0.10 during the nine months ended September 30, 2015, for original settlement dates in subsequent periods.

Results of Operations

Revenue

The following table presents Revenue and tons sold (in millions, except per ton amounts and percentages):

	Nine Months Ended
	September 30,		Change
	2016	2015	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$12.50	$12.81	$(0.31)	(2.4)
Tons sold	41.7	56.4	(14.7)	(26.1)

Coal revenue	$522.0	$722.9	$(200.9)	(27.8)
Other revenue	$9.3	$10.8	$(1.5)	(13.9)
Logistics and Related Activities
Total tons delivered	0.4	4.5	(4.1)	(91.1)
Asian export tons	0.2	3.3	(3.1)	(93.9)

Revenue	$20.6	$162.8	$(142.2)	(87.3)
Other
Revenue	$26.1	$8.6	$17.5	*
Eliminations of Intersegment Sales
Revenue	$(5.5)	$(41.7)	$36.2	86.8
Total Consolidated
Revenue	$572.5	$863.4	$(290.9)	(33.7)

*                                   Not meaningful.

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 (in millions):

Nine months ended September 30, 2015	$722.9
Changes associated with volumes	(188.1)
Changes associated with prices	(12.8)
Nine months ended September 30, 2016	$522.0

Revenue decreased for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to fewer tons sold.  Volumes decreased as a result of the mild winter weather, low natural gas prices, and higher customer stockpiles.  Realized prices for the nine months ended September 30, 2016 decreased compared to the same period in 2015 as the domestic coal market continues to be depressed.

Logistics and Related Activities Segment

Revenue decreased for the nine months ended September 30, 2016 compared to the same period in 2015 due to significantly lower international shipments as a result of continued weak international prices for seaborne thermal coal.  While we had three vessels carry over from 2015 into the first quarter of 2016, there were no international shipments during either the second or third quarters of 2016.

Other

Revenue for Other includes buyouts of customer coal contracts of $24.3 million for the nine months ended September 30, 2016 compared to $5.3 million for the same period in 2015.  See “Risk Factors” in Item 1A of Part II of this report.

Cost of Product Sold

The following table presents Cost of product sold (in millions, except per ton amounts and percentages):

	Nine Months Ended
	September 30,		Change
	2016	2015	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$10.07	$9.90	$0.17	1.7

Cost of product sold (produced coal)	$420.4	$558.9	$(138.5)	(24.8)
Other cost of product sold	8.8	9.1	(0.3)	(3.3)
Logistics and Related Activities
Cost of product sold	44.5	205.0	(160.5)	(78.3)
Other
Cost of product sold	1.6	2.7	(1.1)	(40.7)
Eliminations of Intersegment Sales
Cost of product sold	(5.4)	(40.4)	35.0	86.6
Total Consolidated
Cost of product sold	$469.9	$735.3	$(265.4)	(36.1)

Owned and Operated Mines Segment

Cost of product sold decreased primarily as a result of fewer tons of coal sold in the nine months ended September 30, 2016 as compared to the same period in 2015, which resulted in lower direct operating costs.  We saw significant decreases in production taxes and royalties, repairs and maintenance, diesel costs, outside services, and labor.  Repairs and maintenance decreased as a result of lower equipment hours, condition monitoring, and in-house repairs completed at our rebuild center.  Outside services also decreased as a result of performing more work in-house rather than using contractors.  Our production costs increased compared to the prior year primarily due to the fewer tons sold.  Other cost of product sold decreased in the nine months ended September 30, 2016 as compared to the same period in 2015 due to fewer tons sold.

Logistics and Related Activities Segment

Cost of product sold decreased in the nine months ended September 30, 2016 as compared to the same period in 2015 primarily due to a reduction in the volume of Asia tons delivered.  While we had three vessels carry over from 2015 into the first quarter of 2016, there were no international shipments during either the second or third quarters of 2016.

Operating Income (Loss)

The following table presents Operating income (loss) (in millions, except for percentages):

	Nine Months Ended
	September 30,		Change
	2016	2015	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$76.8	$58.9	$17.9	30.4
Logistics and Related Activities
Operating income (loss)	(23.9)	(49.8)	25.9	52.0
Other
Operating income (loss)	(21.6)	(33.1)	11.5	34.7
Eliminations of Intersegment Sales
Operating income (loss)	(0.2)	(1.3)	1.1	84.6
Total Consolidated
Operating income (loss)	$31.1	$(25.4)	$56.5	*

*                                   Not meaningful.

Owned and Operated Mines Segment

In addition to the revenue and cost of product sold factors previously discussed, operating income increased due to a $22.2 million reduction to reclamation asset depreciation seen in the nine months ended September 30, 2016 as compared to the same period in 2015 related to a decrease in the ARO liability at all three mine sites.  Additionally, the nine months ended September 30, 2015 included a goodwill impairment charge of $33.4 million compared to impairments of $2.5 million in the same period in 2016.  Finally, we recognized mark-to-market gains of $5.2 million in the nine months ended September 30, 2016 as compared to losses of $13.0 million for the same period in 2015.

Logistics and Related Activities Segment

In addition to the revenue and cost of product sold factors previously discussed, the operating loss decreased due to fewer derivative losses and decreased amortization during the nine months ended September 30, 2016 as compared to the same period in 2015.

Other

In addition to the revenue factors previously discussed, the decrease in operating loss for the nine months ended September 30, 2016 as compared to the same period in 2015 was partially offset by Debt restructuring of $4.5 million, an increase in SG&A costs of $1.4 million due to higher stock compensation and bonus accrual expense and Impairments of $2.0 million.

Other Income (Expense)

The following table presents Other income (expense) (in millions, except for percentages):

	Nine Months Ended
	September 30,		Change
	2016	2015	Amount	Percent
Other income (expense)	$(36.0)	$(36.0)	$—	—

Other expense for the nine months ended September 30, 2016 as compared to the same period in 2015 remained similar as lower imputed interest on our federal coal lease obligations was partially offset by increased amortization of deferred financing costs due to the write-off of $1.3 million related to the decrease in the Credit Agreement’s borrowing capacity.

Income Tax Provision

As of September 30, 2016 and December 31, 2015, we had deferred tax assets principally arising from: ARO, alternative minimum tax credits, pension and postretirement benefits, contract rights and net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 37%. As management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2016 and December 31, 2015.  The difference between our effective tax rate and the statutory rate is due primarily to the impact of percentage depletion, income tax in the states in which we do business, changes in our valuation allowance and the impact of out of period adjustments.  In addition, our effective tax rate for the nine months ended September 30, 2016 of 66.1% was materially impacted by intraperiod tax allocation required as a result of the adjustments to ARO and the retiree medical plan, while incurring a loss during the period.

Liquidity and Capital Resources

	September 30,	December 31,
	2016	2015
	(in millions)
Cash and cash equivalents	$90.3	$89.3

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

Capital expenditures are necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and to add new equipment as necessary.  Cash payments for capital expenditures (excluding capitalized interest) for the nine months ended September 30, 2016 and 2015 were $30.1 million and $28.1 million, respectively.  Capital expenditures for the nine months ended September 30, 2016 include $7.3 million for the dragline move from the Cordero Rojo Mine to the Antelope Mine, which was placed in service in the third quarter of 2016.  Our anticipated capital expenditures are expected to be between $30 million and $40 million in 2016.

Overview of Cash Transactions

We started 2016 with $89.3 million of unrestricted cash and cash equivalents.  After capital expenditures and cash used in our operating activities, we concluded the nine months ended September 30, 2016 with cash and cash equivalents of $90.3 million.  The following table represents cash flows (in millions, except percentages):

	Nine Months Ended
	September 30,		Change
	2016	2015	Amount	Percent

Beginning balance - cash and cash equivalents	$89.3	$168.7
Net cash provided by (used in) operating activities	36.3	62.1	$(25.8)	(41.5)
Net cash provided by (used in) investing activities	(30.0)	(41.8)	$11.8	28.2
Net cash provided by (used in) financing activities	(5.3)	(65.5)	$60.2	91.9
Ending balance - cash and cash equivalents	$90.3	$123.5

Net cash provided by operating activities decreased for the nine months ended September 30, 2016 as compared to the same period in 2015 primarily due to decreases in working capital of $22.1 million, primarily due to lower Accounts receivable as a result of reduced sales.  Net income (loss) adjusted for non-cash items decreased $7.8 million.

The decrease in cash used in investing activities for the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily related to a $6.5 million payment of restricted cash in 2015, which was used to fund an escrow account associated with our Westshore capacity, and $5.4 million payment in 2015 toward permitting expenses as a partner in Gateway Pacific Terminal.  In addition, we received $2.8 million in 2016 related to an insurance settlement on a flood at our Cordero Rojo Mine in 2014.  These were partially offset by purchases of property, plant and equipment which increased by $2.0 million in the nine months ended September 30, 2016 as compared to the same period in 2015.

The decrease in cash used in financing activities for the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to payments of $64.0 million made on the principal portion of our federal coal lease obligations in 2015, partially offset by the payment of debt issuance costs of $3.6 million related to the Exchange Offers (as defined below).

Senior Secured Revolving Credit Facility

On February 21, 2014, Cloud Peak Energy Resources LLC entered into a five year Credit Agreement with PNC Bank, National Association, as administrative agent, and a syndicate of lenders, which was amended on September 5, 2014 and September 9, 2016 (as amended, the “Credit Agreement”).  The Credit Agreement provides us with a senior secured revolving credit facility with a capacity of up to $400 million that can be used to borrow funds or obtain letters of credit.  The borrowing capacity under the Credit Agreement is reduced by the undrawn face amount of letters of credit issued and outstanding, which may be up to $250 million at any time.

On September 9, 2016, we entered into a Second Amendment to the Credit Agreement (the “Second Amendment”).  The Second Amendment primarily replaced the quarterly EBITDA-based financial covenants that previously required us to (a) maintain defined minimum levels of interest coverage and (b) comply with a maximum net secured debt leverage ratio.  These financial covenants were replaced with a new monthly minimum liquidity covenant that requires us to maintain liquidity, as defined in the Credit Agreement, of not less than $125 million as of the last day of each month. The Second Amendment reduced the maximum borrowing capacity under the Credit Agreement to $400 million, from the previous maximum capacity of $500 million. It also revised the permitted debt covenant and permitted lien covenant to permit the issuance of second lien debt in an amount up to $350 million. Additionally, it revised various negative covenants and baskets that would apply to, among other things, the incurrence of debt, making investments, asset dispositions and restricted payments. Lastly, it established a requirement for deposit account control agreements with the administrative agent for certain deposit accounts. The Second Amendment did not change the maturity of the Credit Agreement, which remains February 21, 2019.

Loans under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 3.50%.  We pay the lenders a commitment fee of 0.50% per year on the unused amount of the Credit Agreement.  Letters of credit issued under the Credit Agreement, unless drawn upon, will incur a per annum fee from the date at which they are issued of 3.50%.  Letters of credit that are drawn upon may be converted to loans at our request, subject to the conditions to borrowing set forth in the Credit Agreement.  In addition, in connection with the issuance of a letter of credit, we are required to pay the issuing bank a fronting fee of 0.125% per annum.

The Credit Agreement also contains other non-financial covenants, including covenants related to our ability to incur additional debt or take other corporate actions.  In addition, there are customary events of default with customary grace periods and thresholds under the Credit Agreement.  Our ability to access the available funds under the Credit Agreement may be prohibited in the event that we do not comply with the covenants or if we otherwise default on our obligations under the Credit Agreement.

Our obligations under the Credit Agreement are secured by substantially all of our assets and substantially all of the assets of certain of our subsidiaries, subject to certain permitted liens and customary exceptions for similar coal financings.  Our obligations under the Credit Agreement are also supported by a guarantee by CPE Inc. and our domestic restricted subsidiaries.

Under the Credit Agreement, CPE Resources is permitted to make certain distributions to CPE Inc. to enable it to pay federal, state and local income and certain other taxes it incurs that are attributable to the business and operations of CPE Resources and its subsidiaries.  In addition, as long as no default under the Credit Agreement exists, the subsidiaries of CPE Inc. also may make annual distributions to CPE Inc. to fund dividends or repurchases of CPE Inc.’s stock and additional distributions in accordance with certain distribution limits in the Credit Agreement.  Finally, the subsidiaries of CPE Inc. may make loans to CPE Inc. subject to certain limitations in the Credit Agreement.

As of September 30, 2016, we had no borrowings and the undrawn face amount of letters of credit outstanding under the Credit Agreement was $71.3 million.  As of December 31, 2015, there were no borrowings or letters of credit outstanding under the Credit Agreement.  We were in compliance with the covenants contained in the Credit Agreement as of September 30, 2016 and December 31, 2015.

A/R Securitization Program

Certain of our subsidiaries are parties to the A/R Securitization Program.  In January 2013, we formed Cloud Peak Energy Receivables LLC, a special purpose, bankruptcy-remote wholly-owned subsidiary to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer undivided interests in up to $75 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  The A/R Securitization Program will terminate on January 23, 2018.  As of September 30, 2016, we had $29.5 million of available receivable sale capacity under the A/R Securitization Program.  There were no borrowings outstanding under the A/R Securitization Program as of September 30, 2016 or December 31, 2015.

Liquidity

Our aggregate availability for borrowing under the Credit Agreement and the A/R Securitization Program was approximately $358.2 million as of September 30, 2016. Our total liquidity, which includes cash and cash equivalents and amounts available under both our Credit Agreement and the A/R Securitization Program, was $448.5 million as of September 30, 2016.

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

2019 Notes and 2024 Notes

We refer to the senior notes due December 15, 2019 (the “2019 Notes”) and the senior notes due March 15, 2024 (the “2024 Notes”) collectively as the “Senior Notes.”  The 2019 Notes and 2024 Notes bear interest at fixed annual rates of 8.50% and 6.375%, respectively.  There are no mandatory redemption or sinking fund payments for the Senior Notes.  Interest payments are due semi-annually on June 15 and December 15 for the 2019 Notes and semi-annually on March 15 and September 15 for the 2024 Notes.  Subject to certain limitations, we may redeem the 2019 Notes by paying specified redemption prices in excess of their principal amount prior to December 15, 2017, or by paying their principal amount thereafter.  We may redeem some or all of the 2024 Notes by paying specified redemption prices in excess of their principal amount, plus accrued and unpaid interest, if any, prior to March 15, 2022, or by paying their principal amount thereafter, plus accrued and unpaid interest, if any.

The Senior Notes are jointly and severally guaranteed by Cloud Peak Energy Inc. and all of our existing and future restricted subsidiaries that guarantee our debt under our Credit Agreement.  Refer to “—Senior Secured Revolving Credit Facility”.  Substantially all of our consolidated subsidiaries, excluding Cloud Peak Energy Receivables LLC, are considered to be restricted subsidiaries and guarantee the Senior Notes.

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

Exchange Offers

On October 17, 2016, our direct and indirect wholly-owned subsidiaries, CPE Resources and Cloud Peak Energy Finance Corp. (collectively, the “Issuers”) completed offers to exchange (the “Exchange Offers”), up to $400 million aggregate principal amount of their outstanding 2019 and 2014 Notes (collectively, the “Old Notes”), for new secured 12.00% Second Lien Notes due 2021 to be issued by the Issuers (the “New Secured Notes”) and, in some cases, cash consideration, subject to the terms and conditions of the Exchange Offers.  The primary purposes of the Exchange Offers were to extend the maturity of the 2019 Notes to 2021, to reduce leverage by capturing the trading discounts on the Old Notes and to further our ongoing efforts to provide sufficient liquidity to manage through depressed industry conditions and better position the capital structure to help facilitate a future extension of the Credit Agreement or new bank facility or other line of credit before the Credit Agreement terminates in February 2019.

Holders of $237.9 million aggregate principal amount of the 2019 Notes and $143.6 million aggregate principal amount of the 2024 Notes tendered such notes pursuant to the Exchange Offers.  On October 17, 2016, the Issuers accepted for exchange all such Old Notes validly tendered, issued $290.4 million aggregate principal amount of New Secured Notes and made cash payments of $26.0 million in the aggregate (including $7.7 million in accrued and unpaid interest) to tendering holders of the Old Notes.  The transaction resulted in recognition of $4.5 million in expenses for the three months ended September 30, 2016.  Upon completion of the Exchange Offers, $62.1 million aggregate principal amount of the 2019 Notes and $56.4 million aggregate principal amount of the 2024 Notes remain outstanding.

The exchanges of the Old Notes for the New Secured Notes were accounted for as a troubled debt restructuring.  As the future cash flows of the New Secured Notes were greater than the carrying amount of the Old Notes, no gain was recognized.  The amount of extinguished debt will be amortized over the remaining life of the New Secured Notes using the effective interest method and recognized as a reduction of interest expense.  As a result, our reported interest expense will be significantly less than the contractual cash interest payments throughout the term of the New Secured Notes.  Our current tax attributes are expected to offset any cash tax impacts from the Exchange Offers.

Off-Balance Sheet Arrangements

In the normal course of business, we are party to guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds and indemnities, which are not reflected on the Unaudited Condensed Consolidated Balance Sheets.   These instruments are used to secure certain of our obligations to reclaim lands used for mining, secure coal lease obligations, and for other operating requirements.  We are proactively addressing the ongoing regulatory uncertainties regarding self-bonding programs in Wyoming by seeking to voluntarily transition away from self-bonding.  During the second quarter of 2016, we submitted applications to the Wyoming DEQ to reduce the bonding amount by incorporating recently issued equipment cost guidelines, completed reclamation, updated reclamation plans, and lower fuel price assumptions.  We have since received approval to lower the total bonding requirements by $154 million.  This will reduce our self-bonding amount once processed by the State of Wyoming.  We have also reallocated our surety underwriters to position the portfolio to those that we believe are supportive of the coal industry.

As of September 30, 2016, we were self-bonded for $190 million and had $448.9 million of reclamation bonds with these underwriters backed by collateral of 15%, or $71.3 million, in the form of letters of credit under our Credit Agreement.  The terms and conditions with the issuers of the surety bonds allow for collateral calls to mitigate their exposure.  The amount of collateral that could be required would be based on the underlying bonded assets and their risks, our credit profile, and overall market conditions.  Should further collateral for these obligations be called, this could utilize a significant portion or our existing liquidity.  Although we currently expect to be able to achieve our goal of exiting self-bonding in January 2017, the timing of its completion is dependent on the State of Wyoming’s processing and approval of our applications, and is therefore, uncertain.

Climate Change Regulatory Environment

Enactment of current, proposed, or future laws or regulations regarding emissions from the combustion of coal by the U.S. or some of its states or by other countries, or other actions to limit such emissions, like the creation of mandatory use requirements for renewable fuel sources, will likely result in electricity generators further switching from coal to other fuel sources.  Public concern and the political environment may also continue to materially and adversely impact future coal demand and usage to generate electricity, regardless of applicable legal and regulatory requirements.  Additionally, the creation and issuance of subsidies designed to encourage use of alternative energy sources could further decrease the demand for coal as an energy source.  The potential financial impact on us as a result of these factors will depend upon the degree to which electricity generators diminish their reliance on coal as a fuel source as a result thereof.  That, in turn, will depend on a number of factors, including the appeal and design of the subsidies being offered, the specific requirements imposed by any such laws or regulations such as mandating use by utilities of renewable fuel sources, the time periods over which those laws or regulations would be phased in and the state of any commercial development and deployment of carbon capture technologies, including storage, conversion, or other commercial use for captured carbon.  In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws or regulations may have on our results of operations, financial condition, or cash flows, however, such impacts may be significant.  See Item 1 “Business—Environmental and Other Regulatory Matters—Global Climate Change” and Item 1A “Risk Factors” of our 2015 Form 10-K for additional discussion regarding how climate change and other environmental regulatory matters may materially adversely impact our business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of results that can be expected for future quarters or the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K for a discussion of our critical accounting policies and estimates.

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

Commodity Price Risk

Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations.  Market risk includes the potential for changes in the market value of our coal portfolio, which includes index sales, export pricing, and PRB derivative financial instruments.  As of September 30, 2016, we had committed to sell approximately 61.0 million tons during 2016, of which 61.0 million tons are under fixed-price contracts.  In addition, we entered into certain forward financial contracts linked to Newcastle coal prices to help manage our exposure to variability in future international coal prices.  As of September 30, 2016, we held coal forward contracts for approximately 0.1 million tons which will settle in 2016, of which all have been fixed under offsetting contracts.

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $4.4 million over the next 12 months.  In addition, we use WTI derivative financial instruments to manage certain exposures to diesel fuel prices.  If WTI decreases by 10%, we would incur additional costs of $3.9 million.  The terms of the program are disclosed in Note 5 to our Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

Interest Rate Risk

Our Credit Agreement, certain of our capital leases, and our A/R Securitization Program are subject to an adjustable interest rate.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  We had no outstanding borrowings under our Credit Agreement or A/R Securitization Program as of September 30, 2016.  If we borrow funds under the Credit Agreement or A/R Securitization Program, we may be subject to increased sensitivity to interest rate movements.

The $7.3 million of borrowings under the capital leasing program are also subject to variable interest rates although any change to the rate would not have a significant impact on cash flow.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to senior management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016, and has concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

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

Our Credit Agreement provides an important source of our overall liquidity.  Because the Second Amendment did not change its February 2019 maturity, we will need to extend or replace the Credit Agreement before its maturity and may need to first address our significant obligations coming due in 2019 and thereafter.  If we are unable to successfully extend or replace the Credit Agreement in a timely manner, our future financial condition and liquidity may be materially adversely affected.

On September 9, 2016, CPE Resources entered into the Second Amendment (the “Second Amendment”) to our existing revolving credit agreement with PNC Bank, National Association, as administrative agent, and a syndicate of lenders (as amended, the “Credit Agreement”) which, among other things, replaced quarterly EBITDA-based financial covenants that previously required us to (a) maintain defined minimum levels of interest coverage and (b) comply with a maximum net secured debt leverage ratio, with a new monthly minimum liquidity covenant that requires us to maintain liquidity of not less than $125 million as of the last day of each month. The Second Amendment also reduced the maximum borrowing capacity under the Credit Agreement to $400 million from the previous maximum capacity of $500 million.

The Second Amendment, however, did not change the maturity of the Credit Agreement, which remains February 21, 2019.  As a result, we will need to extend or replace the Credit Agreement before its maturity to ensure we maintain sufficient liquidity for our business.

On October 17, 2016, we completed the Exchange Offers for a substantial portion of the outstanding 2019 Notes and 2024 Notes.  The 2019 Notes not tendered in the Exchange Offers continue to be due at their stated maturity in December 2019, which could negatively impact our ability to extend or replace our Credit Agreement prior to its February 2019 maturity.

Our ability to timely extend or replace our Credit Agreement in a sufficient amount, for a sufficient term and on commercially reasonable terms, or at all, may be adversely impacted by numerous other factors, including, for example, the remaining portion of the 2019 Notes, our ability to address our logistics take-or-pay exposure, our overall financial condition, results and financial projections, the amount and timing of our other obligations and liquidity needs, coal industry conditions in the U.S. and globally, investor sentiment toward the coal industry, the availability of credit and impact of anti-fossil fuel loan and investment restrictions imposed by traditional sources of credit and capital, general debt and capital markets conditions, U.S. and global economic conditions and other factors and circumstances existing at that time.

If we are unable to successfully extend or replace our Credit Agreement in a timely manner due to any of these or other factors, our future financial condition and liquidity may be materially adversely affected.

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

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index at page 63 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ HEATH A. HILL
Date: October 27, 2016		Heath A. Hill
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents
3.1

Amended and Restated Certificate of Incorporation of Cloud Peak Energy Inc. effective November 25, 2009 (incorporated by reference to Exhibit 3.1 to Cloud Peak Energy Inc.’s Annual Report on Form 10-K filed on February 14, 2014 (File No. 001-34547))

3.2

Amended and Restated Bylaws of Cloud Peak Energy Inc., effective July 28, 2016 (incorporated by reference to Exhibit 3.2 to Cloud Peak Energy Inc.’s Quarterly Report on Form 10-Q filed on July 28, 2016 (File No. 001-34547))

4.1

Indenture, dated October 17, 2016, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on October 17, 2016 (File No. 001-34547))

10.1

Second Amendment to Credit Agreement, dated September 9, 2016, between Cloud Peak Energy Resources LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on September 12, 2016 (File No. 001-34547))

10.2

Security Agreement, dated October 17, 2016, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on October 17, 2016 (File No. 001-34547))

10.3

First Lien/Second Lien Intercreditor Agreement, dated October 17, 2016, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., PNC Bank, National Association, as Senior Representative for the First Lien Credit Agreement Secured Parties and Wilmington Trust, National Association, as the Second Priority Representative for the Second Lien Indenture Secured Parties (incorporated by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on October 17, 2016 (File No. 001-34547))

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