Form 10-K
period 2016-12-31
CLOUD PEAK ENERGY INC.
filed 2017-02-16
CIK 1441849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐      No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐      No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒      No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒      No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
☐	☒	☐	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐      No☒

As of June 30, 2016, the last business day of Cloud Peak Energy Inc.’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of Cloud Peak Energy Inc. was approximately $126 million based on the closing price of Cloud Peak Energy Inc.’s common stock as reported that day on the New York Stock Exchange of $2.06 per share.  In determining this figure, Cloud Peak Energy Inc. has assumed that all of its directors and executive officers are affiliates.  Such assumptions should not be deemed conclusive for any other purpose.

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share,  61,464,793 shares outstanding as of February 8, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Cloud Peak Energy Inc.’s proxy statement to be filed with the Securities and Exchange Commission in connection with Cloud Peak Energy Inc.’s 2017 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof.  Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words.  You should read statements that contain these words carefully because they discuss our current plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters.  While we believe that these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate.  Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions.  The factors listed under “Risk Factors,” as well as any cautionary language in this report, describe the known material risks, uncertainties, and events that may cause our actual results to differ materially and adversely from the expectations we describe in our forward-looking statements.  Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them.  You are cautioned not to place undue reliance on the forward-looking statements contained herein.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.  The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

•                  the timing and extent of any sustained recovery of the currently depressed coal industry, domestically and internationally, and the impact of ongoing or further depressed industry conditions on our financial performance, liquidity, and financial covenant compliance;

•                  the prices we receive for our coal and logistics services, our ability to effectively execute our forward sales strategy, and changes in utility purchasing patterns resulting in decreased long-term purchases of coal;

•                  the timing of reductions or increases in customer coal inventories;

•                  our ability to obtain new coal sales agreements on favorable terms, to resolve customer requests for reductions or deferrals, and to respond to any cancellations of their committed volumes on terms that preserve the amount and timing of our forecasted economic value;

•                  the impact of increasingly variable and less predictable demand for thermal coal based on natural gas prices, summer cooling demand, winter heating demand, economic growth rates, and other factors that impact overall demand for electricity;

•                  our ability to efficiently and safely conduct our mining operations and to adjust our planned production levels to respond to market conditions and effectively manage the costs of our operations;

•                  competition with other producers of coal and with traders and re-sellers of coal, including the current oversupply of thermal coal, the impacts of currency exchange rate fluctuations and the strong U.S. dollar, and government environmental, energy and tax policies and regulations that make foreign coal producers more competitive for international transactions;

•                  the impact of coal industry bankruptcies on our competitive position relative to other companies who may emerge from bankruptcy with reduced leverage and potentially reduced operating costs;

•                  competition with natural gas, wind, solar, and other non-coal energy resources, which may continue to increase as a result of low domestic natural gas prices, the declining cost of renewables and due to environmental, energy and tax policies, regulations, subsidies, and other government actions that encourage or mandate use of alternative energy sources;

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

•                  our ability to offset declining U.S. demand for coal and achieve longer term growth in our business through our logistics revenue and export sales, including the significant impact of Chinese and Indian thermal coal import demand and production levels from other basins on overall seaborne coal prices;

•                  railroad, export terminal and other transportation performance, costs and availability, including the availability of sufficient and reliable rail capacity to transport PRB coal, the development of future export terminal capacity and our ability to access capacity on commercially reasonable terms;

•                  the impact of our rail and terminal take-or-pay commitments if we do not meet our required export shipment obligations;

•                  weather conditions and weather-related damage that impact our mining operations, our customers, or transportation infrastructure;

•                  operational, geological, equipment, permit, labor, and other risks inherent in surface coal mining;

•                  future development or operating costs for our development projects exceeding our expectations;

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

•                  the availability of, disruptions in delivery or increases in pricing from third-party vendors of raw materials, capital equipment and consumables which are necessary for our operations, such as explosives, petroleum-based fuel, tires, steel, and rubber;

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

•                  the results of our hedging programs for domestic and international coal sales and diesel fuel costs and changes in the fair value of derivative financial instruments that are not accounted for as hedges;

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

•                  volatility in the price of our common stock, including the impact of any delisting of our stock from the NYSE if we fail to meet the minimum average closing price listing standard;

•                  our liquidity, results of operations, and financial condition generally, including amounts of working capital that are available;

•                  litigation and other contingencies;

•                  the authority of federal and state regulatory authorities to order any of our mines to be temporarily or permanently closed under certain circumstances; and

•                  other risk factors or cautionary language described from time to time in the reports and registration statements we file with the SEC, including those in Item 1A of this Form 10-K.

GLOSSARY FOR SELECTED TERMS

Anthracite.  Anthracite is the highest rank coal.  It is hard, shiny (or lustrous), has a high heat content, and little moisture.  Anthracite is used in residential and commercial heating as well as a mix of industrial applications.  Some waste products from anthracite piles are used in energy generation.

A/R Securitization Program.  Our accounts receivable securitization program.

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

Credit Agreement.  Our revolving credit agreement with PNC Bank, National Association, as administrative agent, and a syndicate of lenders, as amended.

CSAPR.  Cross-State Air Pollution Rule.

v

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

Non-reserve coal deposits.  Non-reserve coal deposits are coal bearing bodies that have been sufficiently sampled and analyzed in trenches, outcrops, drilling, and underground workings to assume continuity between sample points, and therefore warrant further exploration work.  However, this coal does not qualify as commercially viable coal reserves as prescribed by SEC standards until a final comprehensive evaluation based on unit cost per ton, recoverability, and other material factors concludes legal and economic feasibility.  Non-reserve coal deposits may be classified as such by either limited property control or geologic limitation, or both.

Northern PRB.  The area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.

NYSE.  New York Stock Exchange.

ONRR. Department of the Interior, Office of Natural Resources Revenue.

QSO.  Qualified Surface Owner.  A status attributed by the BLM to a certain class of surface owners of split estate lands which allow the QSO to prohibit leasing of federal coal without their explicit consent.

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

SEC.  Securities and Exchange Commission.

SMCRA.  Surface Mining Control and Reclamation Act of 1977.

Spoil-piles.  Pile used for any dumping of waste material or overburden material, particularly used during the dragline method of mining.

Subbituminous coal.  Black coal that ranks between lignite and bituminous coal.  Subbituminous coal produced from the PRB has moisture content between 20% to over 30% by weight, and its heat content ranges from 8,000 to 9,500 Btus.

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

UP.  Union Pacific Railroad.

U.S. GAAP.  Generally accepted accounting principles in the United States of America.

PART I

Item 1.  Business.

Overview

We are one of the largest producers of coal in the United States of America (“U.S.”) and the PRB, based on our 2016 coal sales.  We operate some of the safest mines in the coal industry.  According to the most current MSHA data, we have one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.  We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., where we own and operate three surface coal mines: the Antelope Mine, the Cordero Rojo Mine, and the Spring Creek Mine.

Our Antelope Mine and Cordero Rojo Mine are located in Wyoming and our Spring Creek Mine is located in Montana.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation.  In 2016, the coal we produced generated approximately 3% of the electricity produced in the U.S.  As of December 31, 2016, we controlled approximately 1.1 billion tons of proven and probable reserves.  We do not produce any metallurgical coal.  See Item 1. “Business—Mining Operations.”

In addition, we have two development projects, both located in the Northern PRB.  The Youngs Creek project is an undeveloped surface mine project located in Wyoming, seven miles south of our Spring Creek Mine, and contiguous with the Wyoming-Montana state line.  The Big Metal project is located near the Youngs Creek project on the Crow Indian Reservation in southeast Montana.  These two projects are described in more detail under Item 1. “Business—Development Projects.”

Our logistics business provides a variety of services designed to facilitate the sale and delivery of coal.  These services include the purchase of coal from third parties or from our owned and operated mines, coordination of the transportation and delivery of purchased coal, negotiation of take-or-pay rail agreements and take-or-pay port agreements and demurrage settlement with vessel operators.  See Item 1. “Business—Transportation and Logistics Services” for further discussion.

Segment Information

Our reportable segments include Owned and Operated Mines and Logistics and Related Activities.  For a discussion on these segments, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 23 of Notes to Consolidated Financial Statements in Item 8.

History

CPE Inc., a Delaware corporation organized on July 31, 2008, is a holding company that manages its 100% owned consolidated subsidiary CPE Resources, but has no business operations or material assets other than its ownership interest in CPE Resources.  CPE Inc.’s only source of cash flow from operations is distributions from CPE Resources pursuant to the CPE Resources limited liability company agreement.  CPE Inc. also receives management fees pursuant to a management services agreement between CPE Inc. and CPE Resources as reimbursement of certain administrative expenses.  Our business operations are conducted by CPE Resources, a Delaware limited liability company formed on August 19, 2008.  Between 1993 and 1998, our predecessor acquired the Antelope Mine, Spring Creek Mine, the Cordero Rojo Mine, and a 50% non-operating interest in the Decker Mine.  On September 12, 2014, we sold our 50% interest in the Decker Mine to an affiliate of Ambre Energy North America, Inc. (“Ambre Energy”), now known as Lighthouse Resources Inc.

CPE Inc. acquired approximately 51% and the managing member interest in CPE Resources in exchange for a promissory note, which was repaid with proceeds from the initial public offering of its common stock (“IPO”) on November 19, 2009.  Rio Tinto retained ownership of the remaining 49% interest in CPE Resources until December 15, 2010, when CPE Inc. priced a secondary offering of its common stock on behalf of Rio Tinto (the “Secondary Offering”)  In connection with the Secondary Offering, CPE Inc. exchanged shares of its common stock for common membership units of CPE Resources held by Rio Tinto, resulting in our acquisition of 100% of Rio Tinto’s holdings in CPE Resources.

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

Sulfur Content

Federal and state environmental regulations, including regulations that limit the amount of sulfur dioxide that may be emitted as a result of combustion, have affected and may continue to affect the demand for certain types of coal.  See “Environmental and Other Regulatory Matters—Clean Air Act.”  The sulfur content of coal can vary from seam to seam and within a single seam.  The concentration of sulfur in coal affects the amount of sulfur dioxide produced in combustion.  Coal-fired power plants can comply with sulfur dioxide emissions regulations by burning coal with low sulfur content, blending coals with various sulfur contents, purchasing emission allowances on the open market and/or using sulfur-reduction technology, such as scrubbers, which can reduce sulfur dioxide emissions by up to 95% or more.

PRB coal typically has a lower sulfur content than eastern U.S. coal and generally emits no greater than 1.2 pounds of sulfur dioxide per million Btus.

Other

Ash is the inorganic residue remaining after the combustion of coal.  As with sulfur content, ash content varies from seam to seam.  Ash content is an important characteristic of coal because it impacts boiler performance and electric generating plants must handle and dispose of ash following combustion.  The ash content of PRB coal is generally low, representing approximately 5% to 10% by weight.  The composition of the ash, including the proportion of sodium oxide, as well as the ash fusion temperatures are important characteristics of coal and help determine the suitability of the coal to specific end users.  In limited cases, domestic customers at the Spring Creek Mine have required, and may continue to require, the addition of earthen materials to dilute the sodium oxide content of the post-combustion ash of the coal.

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

Coal Preparation and Blending

In almost all cases, the coal from our mines is crushed and shipped directly from our mines to the customer.  Typically, no other preparation is needed for a saleable product.  However, coals of various sulfur and ash contents can be mixed or “blended” to meet the specific combustion and environmental needs of customers.  All of our coal can be blended with coal from other coal producers.  Spring Creek Mine’s location and the high Btu content of its coal make its coal better suited than our other coal for export and transportation to U.S. coal customers on the Great Lakes for blending by the customer with coal sourced from other locations to achieve a suitable overall product.

Mining Operations

We currently operate solely in the PRB.  Two of the mines we operate are located in Wyoming and one is located in Montana.  We currently own the majority of the equipment utilized in our mining operations.  We employ preventative maintenance and rebuild programs and upgrade our equipment as part of our efforts to ensure that it is productive, well-maintained, and cost-competitive.  Our maintenance programs also utilize procedures designed to enhance the efficiencies of our operations.  The following table provides summary information regarding our mines as of December 31, 2016.

	2016 As Delivered Average				Tons Sold
	Btu	Ash
Mine	per lb	Content	Sulfur Content		2016	2015	2014
		(%)	(%)	(lbs SO2/mmBtu)		(million tons)
Antelope	8,864	5.47	0.23	0.52	29.8	35.2	33.6
Cordero Rojo	8,393	5.96	0.30	0.71	18.3	22.9	34.8
Spring Creek	9,219	5.75	0.33	0.72	10.3	17.0	17.4
Decker(1)	N/A	N/A	N/A	N/A	—	—	1.1
Other(2)	N/A	N/A	N/A	N/A	0.4	0.2	0.2
Total					58.8	75.3	87.1

(1)                                 Tons sold numbers reflect our 50% non-operating interest through our September 12, 2014 divestiture.

(2)                                 The tonnage shown for “Other” represents our purchases from third-party sources that we have resold.  See “—Mining Operations—Broker Sales and Third-Party Sources.”

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

Spring Creek Mine

The Spring Creek Mine is located in Montana approximately 20 miles north of Sheridan, Wyoming.  The mine extracts thermal coal from the Anderson-Dietz Seam, which averages approximately 80 feet in thickness.  The location of the mine relative to the Great Lakes is attractive to our customers in the northeast because of lower transportation costs.  The location of the Spring Creek Mine also provides access to export terminals in the Pacific Northwest, providing a geographic advantage relative to other PRB mines.  During the years ended December 31, 2016, 2015, and 2014, we shipped approximately 0.6, 3.6, and 4.0 million tons, respectively, of Spring Creek coal through terminals located in British Columbia, Canada.  Based on the average sulfur content of 0.73 lbs SO2/mmBtu, the reserves at our Spring Creek Mine are considered to be compliance coal under the Clean Air Act.

Development Projects

Youngs Creek Project

The Youngs Creek project, an undeveloped surface mine project in the Northern PRB region, is located in Wyoming, approximately 13 miles north of Sheridan, Wyoming, seven miles south of our Spring Creek Mine and seven miles from the mainline railroad, contiguous with the Wyoming-Montana state line.  It is near the Big Metal project (described below). We acquired the Youngs Creek project in June 2012.  The coal located at the Youngs Creek project is similar quality to that of our Spring Creek Mine and offers lower sodium levels.  We have not been able to classify the Youngs Creek project mineral rights as proven and probable reserves as they remain subject to further exploration and evaluation based on market conditions.  The Youngs Creek project mining permit covers 292.4 million tons of non-reserve coal deposits, of which approximately 274 million tons benefit from a royalty rate of 8.0% of the coal sales price free on board (“FOB”) at the mine site, payable to the sellers, which is below the normal 12.5% royalty rate payable on federal coal.  We control additional leased and private coal related to the Youngs Creek project that has not yet been evaluated and is not yet in any mine plan.  We also acquired approximately 38,800 acres of surface rights which includes land extending north to our Spring Creek Mine, and onto the Crow Indian Reservation to the west.  We are in the process of evaluating the development options for this project and believe that its proximity to the Spring Creek Mine and the Big Metal project represent an opportunity to optimize our mine developments in the Northern PRB.

Big Metal Project

In January 2013, we entered into an option agreement and a corresponding exploration agreement with the Crow Tribe of Indians.  These agreements were approved by the Department of the Interior on June 14, 2013.  This coal project is located on the Crow Indian Reservation in southeast Montana, near our Spring Creek Mine and Youngs Creek project in the Northern PRB region.  We paid the Crow Tribe $1.5 million in each of the years ended December 31, 2016, 2015, and 2014, respectively, for the option agreement.  We will continue to make annual option payments throughout the term of the option agreement, which, during the initial option period could total up to $10 million.  The option and exploration agreements provide for exploration rights and exclusive options to lease three separate coal deposits on the Crow Indian Reservation over an initial five-year term, with two extension periods through 2035 if certain conditions are met.  Upon the exercise of an option or options to lease, we would pay the Crow Tribe an amount equal to $0.08 per ton to $0.15 per ton, depending on the lease area and coal deposit and subject to adjustment for inflation.  The agreements also set forth adjustable royalty rates, ranging from 7.5% to 15% of the coal sales price FOB at the mine site and contain standard coal production taxes to be paid to the Crow Tribe.  The coal located at the Big Metal project is similar quality to that of our Spring Creek Mine and offers lower sodium levels.  We have completed the exploration program for the Big Metal project and are evaluating the development options for this project and believe that its proximity to the Spring Creek Mine and the Youngs Creek project represents an opportunity to optimize our mine developments in the Northern PRB.

The map below shows where the Youngs Creek project and Big Metal project (Squirrel Creek, Tanner Creek, and Upper Youngs Creek coal deposits) are located relative to our Spring Creek Mine.

(1)                                 Non-reserve coal deposits are not reserves under SEC Industry Guide 7.  Estimates of non-reserve coal deposits are subject to further exploration and development, are more speculative, and may or may not be converted to future reserves of the company.

Customers, Contracts and Logistics Services

We focus on building long-term relationships with customers through our reliable performance and commitment to customer service.  We supply coal to 46 domestic and foreign electric utilities and over 70% of our sales were to customers with an investment grade credit rating as of December 31, 2016.  Furthermore, 86% of our 2016 sales were to customers with whom we have had relationships for more than 10 years.  During 2016, approximately 51% of our consolidated revenue was derived from our top ten customers.  No customer accounted for 10% or more of our total revenue in 2016, 2015, or 2014.  A significant portion of our 2016 revenue for the Logistics and Related Activities segment was derived from entities owned or controlled by Korea Electric Power Corporation.

Coal produced approximately 30% of electricity generation in the U.S. through November 2016.  The following map shows the percentage of our tons sold by state of destination during 2016 from coal produced at the three mines we own and operate.  Our coal supplies fueled approximately 3% of the electricity generated in the U.S. in 2016.  We also supplied approximately 2% of the tons produced at our mines to customers outside of the U.S. in 2016.

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

Our logistics customers purchase coal from us, along with our logistics services to deliver the coal to the customer at a terminal or the customer’s plant or other delivery point remote from our mine site.  Title and risk of loss pass to the customer at the remote delivery point.  Our logistics services include the purchase of coal from third parties or from our owned and operated mines, at market prices, as well as the contracting and coordination of the transportation and other handling services from third-party operators, which are typically rail and terminal companies.  Logistics customers are primarily foreign and domestic utility companies as well as third-party brokers.  With respect to our international sales, at present, we are primarily focused on end-user customers; however, a small portion of our sales are made to international traders who sell on to end-user customers.

Mine Customers

Long-term Coal Sales Agreements

As is customary in the coal industry, we generally enter into fixed price, fixed volume supply contracts with our mine customers.  Contracts with our mine customers generally have terms of one to five years, although some are as short as one to six months and others may be longer than ten years.  For the year ended December 31, 2016, approximately 79% of our total revenue attributable to our Owned and Operated Mines segment was derived from long-term supply contracts with terms of one year or greater.

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

Our coal sales agreements typically contain “hardship” provisions to adjust the base price due to new statutes, ordinances or regulations that affect our costs related to performance of the agreement.  Additionally, some of our contracts contain provisions that allow for the recovery of costs incurred as a result of modifications or changes in the interpretations or application of any applicable statute by local, state or federal government authorities.  These provisions only apply to the base price of coal contained in these supply contracts.  In some circumstances, a significant adjustment in base price can lead to termination of the contract.  In addition, a small number of our contracts contain clauses that may allow customers to terminate the contract in the event of significant changes in environmental laws and regulations, which result in the customer being unable to perform under the terms of the contract.

Most of our coal sales agreements to mine customers include a fixed price for the term of the agreement or a pre-determined escalation in price for each year.  Some of these contracts that extend for a four- or five-year term or longer may include variable pricing.  These price re-opener and index provisions may allow either party to commence a renegotiation of the contract price at a pre-determined time.  Price re-opener provisions may automatically set a new price based on prevailing market price or, in some instances, require us to negotiate a new price, sometimes between a specified range of prices.  In some agreements, if the parties do not agree on a new price, either party has an option to terminate the contract.  Under some of our contracts, we have the right to match lower prices offered to our customers by other suppliers.

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

Contracts with our mine customers also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers for the duration of specified events beyond the control of the affected party, including events such as strikes, adverse mining conditions, mine closures or serious transportation problems that affect us or unanticipated plant outages that may affect the buyer.  These contracts generally provide that, in the event a force majeure circumstance exceeds a certain time period (e.g., 60-90 days); the unaffected party may have the option to terminate the transaction or transactions under the agreement.  Some of those contracts stipulate that this tonnage can be made up by mutual agreement or at the discretion of the buyer.  Generally, contracts with our mine customers allow our customers to suspend performance in the event that the railroad fails to provide its services due to circumstances that would constitute a force majeure under the terms of the contract between the mine customer and the railroad.

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

With our international logistics customers, we have contracts that contain evergreen clauses, meaning that there is an expectation of sales, provided that mutual agreement on pricing can be reached.  This is consistent with conventional industry standards for sales into the Asian Pacific region.  Our Asian delivered shipments are typically priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria.  These indices include the Newcastle benchmark price, which is an established index for high Btu Australian thermal coal available to be loaded on a vessel at a coal terminal near Newcastle, north of Sydney.  Based on the comparative quality and transport costs, our delivered sales are generally priced at approximately 60% to 75% of the forward Newcastle price.

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

We have an agreement with an unaffiliated Korean representative company, WoonBong Energy, which helps us facilitate our sales in South Korea.  WoonBong Energy provides market research on Korean coal customers and demand, acts as an intermediary for communications with our Korean customers and assists with logistics issues in sales to Korean customers.  WoonBong Energy provides these services exclusively for us in South Korea.

To help support and ensure export terminal capacity for export sales, we enter into multi-year throughput agreements with export terminal companies and railroads.  These types of take-or-pay agreements require us to pay for a minimum quantity of coal to be transported on the railway or through the terminal regardless of whether we sell any coal.  If we fail to make sufficient export sales to meet our minimum obligations under the take-or-pay agreements, we are still obligated to make payments to the export terminal company or railroad.  See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations for more detail.  Also included in the costs within our Logistics and Related Activities segment are fees to cover rail and export terminal charges, as well as fees to cover capital costs and investments that we incur to enable us to provide logistics services to our logistics customers, such as the purchase or lease of rail cars.

In 2011, we entered into a multi-year throughput contract with Westshore Terminals Limited Partnership (“Westshore”) for a portion of our anticipated export sales through their export terminal in Vancouver, British Columbia.  In August 2014, we increased our long-term committed capacity at Westshore from 2.8 million tons to 6.3 million tons initially, increasing to 7.2 million tons in 2019.  In addition, the revised agreement extended the term of our throughput agreement by two years through the end of 2024.

In October 2015, we announced an amended agreement with Westshore whereby the previously committed volumes for 2016 through 2018 were reduced to zero in exchange for an upfront payment made in October 2015, plus quarterly payments during 2016 through 2018, as specified in the amended agreement.  In December 2015, we announced a similar amendment to our transportation agreement with BNSF.

In November 2016, due to the improvement in export coal prices, we entered into agreements with Westshore and BNSF to ship coal during the fourth quarter of 2016.  These agreements were effective for the fourth quarter of 2016 only, and did not change the aforementioned amended agreements discussed above, or the terms of the previous throughput or transportation agreements.  Under the fourth quarter agreements, we received a partial credit against current charges for the quarterly payments made under the previous agreements.

At December 31, 2016, we terminated our previous agreement with Westshore and entered into a new agreement.  In February 2017, we terminated our previous agreement with BNSF and entered into a new agreement effective in April 2017.  The new agreements provide for shipments in 2017 and 2018 and require minimum payments for those two years.  We have the right to terminate our commitments for 2017 and 2018 at any time in exchange for buyout payments.

The new agreements do not contain any commitments subsequent to the end of 2018, unless the parties elect to extend the agreements through 2019.  Additionally, after the new Westshore agreement terminates and through 2024, if we choose to ship to export customers, we are required to offer to ship through Westshore up to a specified annual tonnage on terms similar to the new agreement before shipping through any other export terminal.  Westshore has the right to accept or reject our offer in its sole discretion.  See Note 10 of Notes to Consolidated Financial Statements in Item 8 for further discussion regarding the accounting treatment of these transactions.

In addition to our current port agreement with Westshore, we hold an option contract to increase our future export capacity through the proposed Millennium Bulk Terminals (“MBT”) coal export facility in Washington State.  The timing and outcome of the permit process related to MBT, and therefore the construction of the terminal, is uncertain.  We previously had a minority ownership interest in the joint venture that was seeking to develop Gateway Pacific Terminal (“GPT”) in Washington State.  SSA Marine, the majority interest holder and project developer, recently notified us of its intention to no longer pursue a coal terminal.  As a result, in January 2017, we abandoned our ownership interest in the joint venture, and we no longer have any ownership interest or associated funding obligations for the joint venture.  We continue to have residual contractual rights as a potential customer of the terminal if the project is resumed in a designated period of time in the future.  The abandonment of our interest in GPT had no effect on our financial statements since we fully impaired our investment in 2015.

Broker Sales and Third-Party Sources

From time to time, we purchase coal through brokers.  We also sell any excess produced coal to brokers and third-party sources, including brokers who sell to end users in foreign countries.  For delivery during the year ended December 31, 2016, we purchased and resold 0.3 million tons through brokers and third-party sources.

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

As of February 8, 2017, we had 11 employees in our sales and marketing department.

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

Because most of the coal in the vicinity of our mines is owned by the U.S. federal government, we compete with other coal producers operating in the PRB for additional coal through the competitive LBA process.

Employees

As of February 8, 2017, we had approximately 1,300 full-time employees.  None of our employees are currently parties to collective bargaining agreements.  We believe that we have good relations with our employees.  As of February 8, 2017, we had approximately 185 external contractors on a full-time, equivalent basis.

Executive Officers

Set forth below is information concerning our current executive officers as of December 31, 2016.

Name	Age	Position(s)
Colin Marshall	52	President, Chief Executive Officer and Director

Heath Hill	46	Executive Vice President and Chief Financial Officer

Gary Rivenes	46	Executive Vice President and Chief Operating Officer

Bryan Pechersky	46	Executive Vice President, General Counsel and Corporate Secretary

Bruce Jones	58	Senior Vice President, Technical Services

Cary Martin	64	Senior Vice President, Human Resources

Todd Myers	52	Senior Vice President, Marketing and Business Development

Kendall Carbone	51	Vice President and Chief Accounting Officer

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

Heath Hill has served as our Executive Vice President and Chief Financial Officer since March 2015, and prior to that, he served as our Vice President and Chief Accounting Officer since September 2010.  Previously, Mr. Hill served in various capacities with PricewaterhouseCoopers LLP, our independent public accountants, from September 1998 to September 2010, including Senior Manager from September 2006 to September 2010, and Manager from September 2003 to September 2006. While with PricewaterhouseCoopers LLP, Mr. Hill’s responsibilities included assurance services primarily related to SEC registrants, including annual audits of financial statements and internal controls, public debt offerings and IPO transactions. From June 2003 to June 2005 he held a position with PricewaterhouseCoopers in Germany serving U.S. registrants throughout Europe. Mr. Hill never worked on any engagements or projects for CPE Inc. or its predecessor, Rio Tinto, while he was with PricewaterhouseCoopers LLP. Mr. Hill earned his Bachelor’s degree in accounting from the University of Northern Colorado and is an active certified public accountant.

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

Bryan Pechersky has served as our Executive Vice President since January 2015, our General Counsel since January 2010, and our Corporate Secretary since March 2013.  Prior to his promotion to Executive Vice President, he served as Senior Vice President beginning in 2010.  Mr. Pechersky oversees our legal department, and since June 2016, our government affairs department.  Previously, Mr. Pechersky was Senior Vice President, General Counsel and Secretary for Harte-Hanks, Inc., a worldwide, direct and targeted marketing company from March 2007 to January 2010.  Prior to that, he also served as Senior Vice President, Secretary and Senior Corporate Counsel for Blockbuster Inc., a global movie and game entertainment retailer from October 2005 to March 2007, and was Deputy General Counsel and Secretary for Unocal Corporation, an international energy company acquired by Chevron Corporation in 2005, from March 2004 until October 2005.  While in these capacities, Mr. Pechersky’s responsibilities included advising on various legal, regulatory and compliance matters, transactions and other responsibilities that are common for a general counsel and corporate secretary.  Mr. Pechersky was in private practice for approximately seven years with the international law firm Vinson & Elkins L.L.P. before joining Unocal Corporation.  Mr. Pechersky also served as a Law Clerk to the Hon. Loretta A. Preska of the U.S. District Court for the Southern District of New York in 1995 and 1996.  Mr. Pechersky earned his Bachelor’s degree and Juris Doctorate from the University of Texas, Austin, Texas.

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

Todd Myers has served as our Senior Vice President, Marketing and Business Development since June 2016.  Prior to that appointment, he served as our Senior Vice President, Business Development beginning in July 2010. Previously, he served as President of Westmoreland Coal Sales Company and in other senior leadership positions with Westmoreland Coal in marketing and business development during two periods dating to 1989. In his various capacities with Westmoreland Coal, Mr. Myers’s responsibilities included developing and implementing corporate merger and acquisition strategies, divesting coal related assets, negotiating complex transactions and other responsibilities generally attributable to the management of coal businesses. Mr. Myers also spent five years with RDI Consulting, a leading consulting firm in the coal and energy industries, where he led the environment consulting practice. In 1987, Mr. Myers served as a staff assistant in the U.S. House of Representatives. Mr. Myers earned his Bachelor of Arts in political science from Pennsylvania State University in University Park, Pennsylvania, and his Masters in International Management from the Thunderbird Graduate School of Global Management in Glendale, Arizona.

Kendall Carbone has served as our Vice President and Chief Accounting Officer since March 2015 and previously as our Assistant Chief Accounting Officer since January 2015.  Prior to joining us, Ms. Carbone served as Vice President, Controller and Chief Accounting Officer for both Cool Planet Energy Systems, Inc. from 2013 to 2014 and QEP Resources, Inc. from 2010 to 2013. Ms. Carbone has extensive experience in the energy industry including bio-fuel, natural gas and oil refining as well as previous experience in mining. Ms. Carbone is a certified public accountant and holds a Master’s degree in accounting from New York University and a Bachelor’s degree in economics from Dartmouth College.

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

Mining Permits and Approvals

Numerous governmental permits or approvals are required for mining operations.  When we apply for these permits and approvals, we may be required to prepare and present data to federal, state or local authorities pertaining to the effect or impact that any proposed production or processing of coal may have upon the environment.  For example, in order to obtain a federal coal lease, an EIS must be prepared to assist the BLM in determining the potential environmental impact of lease issuance, including any direct and indirect effects from the mining, transportation and burning of coal.  In recent years, particular attention has been focused on the impact of the production and usage of coal on global climate change.  This has resulted in extensive comments and regulatory litigation from environmental groups, including, for example, unsuccessful challenges related to the EIS prepared in connection with our West Antelope II LBA.  See also Note 19 of Notes to Consolidated Financial Statements in Item 8 for a discussion regarding challenges by environmental activist groups against various regulatory processes impacting our mines.  Final guidance released by the CEQ regarding climate change considerations in the NEPA analyses may, if continued under the current U.S. Presidential administration, increase the likelihood of future challenges to the NEPA documents prepared for actions requiring federal approval.  Accordingly, our nominations or lease applications may be subject to delays or challenges.  In order to obtain mining permits and approvals from federal and state regulatory authorities, mine operators must also submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition, productive use or other permitted condition.  Typically, we submit the necessary permit applications several months or even years before we plan to begin mining a new area.  In the states where we operate, the applicable laws and regulations also provide that a mining permit or modification can be delayed, refused or revoked if officers, directors, stockholders with specified interests or certain other affiliated entities with specified interests in the applicant or permittee have, or are affiliated with another entity that has, outstanding permit violations.  Thus, past or ongoing violations of applicable laws and regulations by these interested persons and entities could provide a basis to revoke our existing permits and to deny the issuance of additional permits.  As a result of these requirements, the authorization, permitting and implementation requirements imposed by federal, state and local authorities may be costly and time consuming and may limit or delay commencement or continuation of mining operations.  Under some circumstances, substantial fines and penalties, including revocation or suspension of mining permits, may be imposed under governing laws, rules, and regulations.  Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws.

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

From time to time, OSM will also update its mining regulations under SMCRA. For example, in December 2016, the OSM published a final rule to revise its regulations related to protecting streams and related wildlife from adverse impacts of surface coal mining operations.  The final rule became effective in January 2017 and imposes stricter guidelines on conducting coal mining operations within buffer zones; requires mine operators to collect additional baseline data about the site of the proposed mining operation and adjacent areas; imposes additional surface and groundwater monitoring requirements; enacts specific requirements for the protection or restoration of perennial and intermittent streams; and imposes additional bonding and financial assurance requirements.  In February 2017, the House and Senate passed a resolution disapproving of the Stream Protection Rule pursuant to the Congressional Review Act.  If signed by President Trump, the rule will have no force or effect and cannot be replaced by a similar rule absent future legislation.  This rule, if not repealed, or other new SMCRA regulations could result in additional material costs, obligations, and restrictions associated with our operations.

In addition to the bond requirement described above, the Abandoned Mine Land Fund, which was created by SMCRA, imposes a fee on all coal produced.  The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA’s adoption in 1977.  The current fee is $0.28 per ton of coal produced from surface mines.  In 2016, 2015, and 2014 we recorded $16.3 million, $20.9 million, and $24.6 million, respectively, of expense related to these reclamation fees.

Surety Bonds

Federal and state laws require a mine operator to secure the performance of its reclamation and lease obligations required under SMCRA through the use of surety bonds or other approved forms of security to cover the costs the state would incur if the mine operator were unable to fulfill its obligations.  As of December 31, 2016, there were approximately $448.4 million in third-party surety bonds outstanding to primarily secure the performance of our reclamation and lease obligations, and we were self-bonded for $10 million.  In January 2017, we received approval to remove the final $10 million of self-bonding.  We exited self-bonding in the first quarter of 2017.  At some point, federal and state laws may be amended to require certain forms of financial assurance that are more costly to obtain, such as letters of credit.  Recently, there has been heightened regulatory pressure on reclamation bonding and self-bonding in particular.  In January 2016, the federal Office of Surface Mining Reclamation and Enforcement (“OSMRE”) sent Ten-Day Notices to the Wyoming Department of Environmental Quality regarding self-bonding of certain other coal companies who have filed for bankruptcy.  In its notices, OSMRE asserted that a violation of the Wyoming approved state program may exist by allowing the specified companies to continue mining without sufficient reclamation bonding in place.  In August 2016, the OSMRE issued a Policy Advisory discouraging state regulatory authorities from approving self-bonding arrangements. The Policy Advisory indicated that the OSMRE would begin more closely reviewing instances in which states accept self-bonds for mining operations. In the same month, the OSMRE also announced that it was beginning the rulemaking process to strengthen regulations on self-bonding.  In addition, as a result of increasing credit pressures on the coal industry, it is possible that surety bond providers could demand cash collateral as a condition to providing or maintaining surety bonds.  Any such demands, depending on the amount of any cash collateral required, could have a material adverse impact on our liquidity and financial position.  If we are unable to meet cash collateral requirements and cannot otherwise obtain or retain required surety bonds, we may be unable to satisfy legal requirements necessary to conduct our mining operations.

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

In 2006, in response to underground mine accidents, Congress enacted the Mine Improvement and New Emergency Response Act (the “MINER Act”). The MINER Act significantly amended the Mine Act, requiring improvements in mine safety practices, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection and enforcement activities.   Since passage of the MINER Act, and particularly since the April 2010 explosion at Massey Energy Company’s (now Alpha Natural Resources) Upper Big Branch Mine, enforcement scrutiny has increased, including more inspection hours at mine sites, increased numbers of inspections and increased issuance of the number and the severity of enforcement actions and related penalties. Various states also have enacted their own new laws and regulations addressing many of these same subjects.  MSHA continues to interpret and implement various provisions of the MINER Act, along with introducing new proposed regulations and standards. For example, the second phase of the MSHA’s respirable coal mine dust rule went into effect in February 2016, and requires increased sampling frequency and the use of continuous personal dust monitors. In August 2016, the third and final phase of the rule became effective, reducing the overall respirable dust standard in coal mines from 2.0 to 1.5 milligrams per cubic meter of air.  Our compliance with these or any other new mine health and safety regulations could increase our mining costs.

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

Black Lung

Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must pay federal black lung benefits to claimants who are current and former employees and also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970.  The trust fund is funded by an excise tax on production of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price.  The excise tax does not apply to coal shipped outside the U.S.  In 2016, 2015, and 2014 we recorded $28.6 million, $36.3 million, and $42.0 million, respectively, of expense related to this excise tax.

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

•                  NAAQS for Criterion Pollutants.  The CAA requires the EPA to set standards, referred to as NAAQS, for six common air pollutants, including nitrogen oxide, sulfur dioxide, particulate matter, and ozone.  Areas that are not in compliance (referred to as non-attainment areas) with these standards must take steps to reduce emissions levels.  Although our operations are not currently located in non-attainment areas, we could be required to incur significant costs to install additional emissions control equipment, or otherwise change our operations and future development if that were to change.  Over the past several years, the EPA has revised its NAAQS for nitrogen oxide, sulfur dioxide, and particulate matter, and, in November 2014, proposed a revised standard for ozone, in each case making the standards more stringent.  The EPA has determined that the areas in which we operate are classified under the new nitrogen oxide standard as “unclassifiable/attainment”. Based on the EPA’s second round of area designations, effective September 2016, no areas in which we operate have been designated as nonattainment under the 2010 revised sulfur dioxide NAAQS. In November 2015, the EPA also revised the NAAQS for ground level ozone to a stricter, lower standard of 70 parts per billion. In September 2016, both Montana and Wyoming submitted state designation recommendations to the EPA recommending that all areas/counties within each state be classified as either attainment/unclassifiable or attainment under the 2015 revised Ozone NAAQS. The EPA has not yet designated which areas of the country are out of attainment with the new ground level ozone standard, and it will take the states several years to develop compliance plans for their non-attainment areas.  Certain areas of the country previously in compliance with the various NAAQS standards may be reclassified as non-attainment.  Such reclassification may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas.

•                  Clean Air Interstate Rule and Cross-State Air Pollution Rule.  CAIR calls for power plants in 28 states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system now in effect for acid rain.  In June 2011, the EPA finalized CSAPR, a replacement rule to CAIR, which requires 28 states in the Midwest and eastern seaboard of the U.S.to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states.  Nitrogen oxide and sulfur dioxide emissions reductions were scheduled to commence in 2012, with further reductions effective in 2014.  However, in August 2012, the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”) vacated CSAPR and ordered the EPA to continue enforcing CAIR.  In April 2014, the U.S. Supreme Court reversed the D.C. Circuit’s decision vacating CSAPR.  The EPA subsequently moved the Appeals Court for an order lifting the stay of CSAPR and extending the CSAPR compliance deadlines.  In October 2014, the Court granted the EPA’s request to lift the stay, and in November 2014, the EPA issued an interim final rule reconciling the CSAPR rule with the Court’s order, which calls for Phase 1 implementation in 2015 and Phase 2 implementation in 2017.  In September 2016, the EPA finalized an update to the CSAPR ozone season program by issuing the Final CSAPR Update.  For states to meet their requirements under CSAPR, a number of coal-fired electric generating units will likely need to be retired, rather than retrofitted with the necessary emission control technologies, reducing demand for thermal coal.

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

•                  Mercury and Hazardous Air Pollutants.  In February 2012, the EPA formally adopted a rule to regulate emissions of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal- and oil-fired power plants, referred to as “MATS”.  In March 2013, the EPA finalized reconsideration of the MATS rule as it pertains to new power plants, principally adjusting emissions limits for new coal-fired units to levels considered attainable by existing control technologies.  In subsequent litigation, the U.S. Court of Appeals for the D.C. Circuit upheld various portions of the rulemaking in two separate decisions issued in March and April 2014, respectively.  In June 2015, the U.S. Supreme Court struck down the MATS rule based on the EPA’s failure to take costs into consideration and remanded the case back to the D.C. Circuit.  The D.C. Circuit has remanded the rule to the EPA, but allowed the current rule to stay in place until the EPA issues a new finding.  In April 2016, the EPA issued a final finding that it is appropriate and necessary to set standards for emissions of air toxics from coal- and oil-fired power plants.  Apart from MATS, several states have enacted or proposed regulations requiring reductions in mercury emissions from coal-fired power plants, and federal legislation to reduce mercury emissions from power plants has been proposed.  Regulation of mercury emissions by the EPA, states, Congress, or pursuant to an international treaty may further decrease the demand for coal.  Like CSAPR, MATS and other similar future regulations could accelerate the retirement of a significant number of coal-fired power plants, in addition to the significant number of plants and units that have already been retired as a result of environmental and regulatory requirements and uncertainties adversely impacting coal-fired generation.  Such retirements would likely adversely impact our business.

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

The Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change (the “Kyoto Protocol”) became effective in 2005, and bound those developed countries that ratified it (which the U.S. did not do) to reduce their global GHG emissions.  Discussions to develop a treaty to replace the Kyoto Protocol after its expiration in 2012 are still ongoing.  Most recently, the United Nations Framework Convention on Climate Change met in Paris, France in December 2015 and agreed to an international climate agreement.  Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions.  The Paris climate agreement entered into force in November 2016.  These commitments could further reduce demand and prices for our coal.

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

In August 2015, the EPA issued its final Clean Power Plan (“CPP”) rules that establish carbon pollution standards for power plants, called CO2 emission performance rates.  The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP.  The EPA has given states the option to develop compliance plans for annual rate-based reductions (pounds per megawatt hour) or mass-based tonnage limits for CO2.  The state plans were to be due in September 2016, subject to potential extensions of up to two years for final plan submission. The compliance period begins in 2022, and emission reductions will be phased in up to 2030.  The EPA also proposed a federal compliance plan to implement the CPP in the event that an approvable state plan is not submitted to the EPA.  Judicial challenges have been filed.  On February 9, 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP before the United States Court of Appeals for the District of Columbia (“Circuit Court”) even issued a decision.  By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court through any certiorari petition that may be granted.   The stay suspends the rule, including the requirement that states submit their initial plans by September 2016.  The Supreme Court’s stay applies only to

EPA’s regulations for CO2 emissions from existing power plants and will not affect EPA’s standards for new power plants.  It is not yet clear how either the Circuit Court or the Supreme Court will rule on the legality of the CPP. Additionally, it is unclear how the CPP may be impacted by the 2017 change in the U.S. Presidential administration.  If the rules were upheld at the conclusion of this appellate process and were implemented in their current form, demand for coal would likely be further decreased, potentially significantly, and our business would be adversely impacted.

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

Clean Water Act

The Clean Water Act (“CWA”) and corresponding state and local laws and regulations affect coal mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the U.S.  The CWA provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation.  Legislation that seeks to clarify the scope of CWA jurisdiction has also been considered by Congress.  Recent court decisions, regulatory actions and proposed legislation have created uncertainty over CWA jurisdiction and permitting requirements.

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

•                  Dredge and Fill Permits.  Many mining activities, including the development of settling ponds and other impoundments, require a Section 404 permit from the Army Corps of Engineers (the “Corps”).  Generally speaking, these Section 404 permits allow the placement of fill materials into navigable waters of the U.S. including wetlands, streams, and other regulated areas.  The Corps has issued general “nationwide” permits for specific categories of activities that are similar in nature and that are determined to have minimal adverse effects on the environment. Permits issued pursuant to Nationwide Permit 21 (“NWP 21”) generally authorize the disposal of dredged or fill material from surface coal mining activities into waters of the U.S., subject to certain restrictions.  NWP 21s are typically reissued for a five-year period and require appropriate mitigation, and permit holders must receive explicit authorization from the Corps before proceeding with proposed mining activities.  The Corps reauthorized use of NWP 21 for surface coal mines in January 2017.  The new NWP 21 closely mirrors the 2012 NWP 21, but removes a provision authorizing disposal of dredged or fill material from certain surface coal mining activities that were previously authorized by the 2007 NWP 21 and clarifies that any losses of stream bed are applied to the 1/2-acre limit for loss of jurisdictional wetlands and waters.  Expansion of our mining operations into new areas may trigger the need for individual Corps approvals which could be more costly and take more time to obtain.

Because of the U.S. Supreme Court’s divided decision in Rapanos v. United States, there is some regulatory uncertainty about what constitutes jurisdictional waters and wetlands.  Consequently, in April 2014, the EPA and the Corps released a proposed rule to revise the definition of “waters of the United States” (“WOTUS”) for all CWA programs.  The EPA subsequently released the WOTUS rule, which went into effect in August 2015. The U.S. Court of Appeals for the Sixth Circuit has stayed the WOTUS rule nationwide pending further action of the court. In response to this decision, the EPA and the Corps resumed nationwide use of the agencies’ prior regulations defining the term “waters of the United States.” Those regulations will be implemented as they were prior to the effective date of the new WOTUS rule.  On January 13, 2017, the U.S. Supreme Court granted review to decide whether jurisdiction to hear a challenge to the WOTUS rule lies in the courts of appeal or federal district courts.  The WOTUS rule could significantly expand federal control of land and water resources across the U.S., triggering substantial additional permitting and regulatory requirements.

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

Resource Conservation and Recovery Act

The EPA determined that coal combustion residues (“CCR”) do not warrant regulation as hazardous wastes under the Resource Conservation and Recovery Act (“RCRA”) in May 2000. Most state hazardous waste laws do not regulate CCR as hazardous wastes.  The EPA also concluded that beneficial uses of CCR, other than for mine filling, pose no significant risk and no additional national regulations of such beneficial uses are needed.  However, the EPA determined that national non-hazardous waste regulations under RCRA are warranted for certain wastes generated from coal combustion, such as coal ash, when the wastes are disposed of in surface impoundments or landfills or used as minefill.  In December 2014, the EPA finalized regulations that address the management of coal ash as a non-hazardous solid waste under Subtitle D.  The rules impose engineering, structural and siting standards on surface impoundments and landfills that hold coal combustion wastes and mandate regular inspections.  The rule also requires fugitive dust controls and imposes various monitoring, cleanup, and closure requirements.  There have also been several legislative proposals that would require the EPA to further regulate the storage of CCR.  For example, in December 2016, Congress passed the Water Infrastructure Improvements for the Nation Act, which allows states to establish permit programs to regulate the disposal of CCR units in lieu of the EPA’s CCR regulations.  These requirements, as well as any future changes in the management of CCR, could increase our customers’ operating costs and potentially reduce their ability or need to purchase coal.  In addition, contamination caused by the past disposal of CCR, including coal ash, can lead to material liability for our customers under RCRA or other federal or state laws and potentially further reduce the demand for coal.

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

Compliance with ESA requirements could have the effect of prohibiting or delaying us from obtaining mining permits.  These requirements may also include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species or their habitats.  For example, our Spring Creek Mine applied for lease modification under the BLM leasing regulations and a mine permit amendment to add lands to the permit area.  Portions of these lands have been designated as core habitat for the greater sage grouse by the Montana Fish, Wildlife and Parks Department. While the USFWS has determined that the greater sage grouse should not be listed as a threatened or endangered species, the BLM has developed Conservation Plans designed to preserve and protect greater sage-grouse habitat.  Montana has also developed sage grouse conservation plans through Governor’s executive order.  Our approvals to mine or otherwise affect these areas will be subject to review by the BLM and the Montana Department of Environmental Quality and determinations of our ability to adequately mitigate impacts to sage grouse and sage grouse habitat. The plans do however, recognize the right to mine where there are valid existing rights. The BLM has stated that conserving sagebrush habitat will be an important consideration in the BLM review of proposed coal mines or coal mine expansions. The plans also recommend that the Secretary of the Interior withdraw 10 million acres from hardrock mining for up to 20 years. The BLM is beginning that separate, public withdrawal process by putting in place a temporary, two-year prohibition for new hardrock mining location and entry in certain areas. Our mines are not located within the areas that the BLM has designated for withdrawing from hardrock mining.

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

In August 2016, the CEQ released final guidance discussing how federal agencies should consider the effects of GHG emissions and climate change in their NEPA evaluations. The guidance directs agencies to consider: (1) the potential effects of a proposed action on climate change as indicated by assessing GHG emissions; and, (2) the effects of climate change on a proposed action and its environmental impacts. This guidance, if continued under the current U.S. Presidential administration, could create additional delays and costs in the NEPA review process or in our operations, or even an inability to obtain necessary federal approvals for our operations, including due to the increased risk of legal challenges from environmental groups seeking additional analysis of climate impacts.

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

It remains to be seen what the ultimate outcome of this comprehensive review of the federal program will mean for the future of developing coal on federal lands.  Part of the analysis that DOI will undertake involves determining whether the “federal coal program conflicts with the Administration’s climate policy” and whether the system provides a “way to systematically consider the climate impacts and costs to taxpayers of Federal coal development.”  This analysis will include a “Programmatic EIS” under NEPA.  Depending on the outcome of this comprehensive review including the Programmatic EIS, either we may not be able obtain leases for developing coal resources on federal lands, or the terms of any such leases that we may be able to obtain may not be economically viable.  Our business of leasing coal on federal lands may not remain economically viable at the conclusion of this “comprehensive review.”  It remains unclear whether the current U.S. Presidential administration will modify or cancel this moratorium and EIS process.

Other Environmental Laws

We are required to comply with numerous other federal, state and local environmental laws and regulations in addition to those previously discussed.  These additional laws include, for example, the Safe Drinking Water Act, and the Toxic Substances Control Act and transportation laws adopted to ensure the appropriate transportation of our coal both nationally and internationally.  Laws, regulations, and treaties of other countries may also adversely impact our export sales by reducing demand for PRB coal, or coal in general, as a source of power generation in those countries.

Available Information

We file annual, quarterly and current reports, and amendments to those reports, proxy statements and other information with the SEC.  You may access and read our filings without charge through the SEC’s website at www.sec.gov.  You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

There have also been efforts in recent years affecting the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves.  In California, for example, legislation was signed into law in October 2015 that requires California’s state pension funds to divest investments in companies that generate 50% or more of their revenue from coal mining by July 2017.  Other activist campaigns have urged banks to cease financing coal-driven businesses.  As a result, numerous major banks have enacted such policies.  The impact of such efforts may adversely affect the demand for and price of securities issued by us, and impact our access to the capital and financial markets.

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

In addition, several well-funded non-governmental organizations have explicitly undertaken campaigns to minimize or eliminate the use of coal as a source of electricity generation.  For example, the goals of Sierra Club’s “Beyond Coal” campaign include retiring one-third of the nation’s coal-fired power plants by 2020, replacing retired coal plants with “clean energy solutions,” and “keeping coal in the ground.”  It has been reported that the Beyond Coal campaign has been funded by several high-profile, high-net-worth individuals and organizations, including approximately $80 million from Michael

Bloomberg and his philanthropic foundation, Bloomberg Philanthropies.  In an effort to stop or delay coal mining activities, the Sierra Club and other activist groups have brought, and continue to bring, numerous lawsuits, including against the BLM to challenge not only the issuance of individual coal leases, but also the federal coal leasing program more broadly.  Other lawsuits continue to be brought challenging historical and pending regulatory approvals, permits and processes that are necessary to conduct coal mining operations or to operate coal-fueled power plants, including so-called “sue and settle” lawsuits where regulatory authorities reach private agreements with environmental activists that often involve additional regulatory restrictions or processes being implemented without formal rulemaking.  The announcement on January 15, 2016 by the Secretary of the DOI of a moratorium on the issuance of new leases by the BLM for developing coal resources on federally-owned lands was another regulatory initiative of the former U.S. Presidential administration oriented at reducing the availability of coal for power production domestically and internationally.

The net effect of these developments is to make it more costly and difficult to maintain our business and to continue to depress demand and pricing for our coal.  A substantial or extended decline in the prices we receive for our coal due to these or other factors could further reduce our revenue and profitability, cash flows, liquidity, and value of our coal reserves and result in losses.

Coal prices are subject to change based on a number of factors and coal prices are currently depressed.  If coal prices remain depressed, or if there is a substantial or extended decline in prices, it could materially reduce our revenue and profitability, cash flows, liquidity, and value of our coal reserves and result in losses.

Our revenue, results of operations, and the value of our coal reserves depend on the prices we receive for our coal and logistics services.  Over the last several years, prices for coal have become more volatile and depressed due to an oversupply of coal and significantly reduced demand in the U.S. and various other countries.  The prices we receive for our coal and logistics services depend upon factors beyond our control, including:

•                  domestic and foreign supply and demand for coal, including Asian and other foreign demand for PRB coal exports, and the impact of domestic and foreign government environmental, energy and tax policies and currency exchange rate fluctuations;

•                  domestic and foreign demand for electricity and steel;

•                  domestic and foreign economic conditions;

•                  the quantity, quality, and price of coal available from domestic and foreign competitors, including coal re-sellers and traders;

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

•                  domestic and foreign governmental regulations and taxes, including with respect to air emission standards for coal-fired power plants, and the ability of coal-fired power plants to economically meet these standards;

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

If we do not grow our longer term logistics revenue and export sales at favorable prices, we may incur losses in our logistics business and be subject to significant take-or-pay commitments.

Our ability to grow our export sales revenue and logistics margins depends on a number of factors, including the price we receive for our coal and our logistics services, the existence of sufficient and cost-effective export terminal capacity for the shipment of thermal coal to foreign customers, and demand by customers in Asia and in other potential export destinations for PRB coal.

International customer demand for PRB coal, and the prices those customers may be willing to pay for PRB coal and related transportation services provided by our logistics business, can be affected by a variety of factors, including supplier diversity and security considerations, economic conditions and demand for electricity in the relevant locations, international energy and tax policies and regulatory requirements, and availability and pricing for thermal coal delivered from alternative international coal basins.  Further, our export sales are priced relative to the international Newcastle benchmark price index, which is volatile and is heavily influenced by Chinese and Indian thermal coal import demand.  For example, on December 31, 2015, spot Newcastle prices were $51.96 per tonne.  As of December 31, 2016, spot Newcastle prices increased significantly to $88.14 per tonne.  Fluctuations in this index may be affected by a wide range of international supply and demand factors, including those listed above.  Our export sales may also be negatively impacted by currency exchange rate fluctuations that make coal from other countries more economical than PRB coal and provide competitive advantages to non-U.S. producers when the U.S. dollar is strong in comparison to those foreign currencies.  For example, the Newcastle benchmark price index is denominated in U.S. dollars.  The conversion rate of U.S. dollars to Australian dollars increased from 1.37 as of December 31, 2015 to 1.39 as of December 31, 2016.  If demand for exports remains low or declines or we are unable to secure a favorable price for the export of our coal and logistics services, our cash flows, profitability, liquidity, and results of operations may be materially adversely affected.

At present, there is limited terminal capacity for the export of PRB coal to foreign destinations.  Our access to existing and any future terminal capacity, including the proposed MBT in which we have an option for potential future capacity, may be adversely affected by regulatory and permit requirements, environmental and other legal challenges, public perceptions and resulting political pressures, operational issues at terminals and competition among North American coal producers for access to limited terminal capacity, among other factors.  If we fail to maintain terminal capacity, or are denied access to existing or any future terminals for the export of our coal on commercially reasonable terms, or at all, our results from our future export transactions will be materially adversely affected.

In addition, we have significant multi-year take-or-pay contracts for rail and terminal capacity related to our logistics services for export sales.  These contracts require us to pay for a minimum quantity of coal to be transported on the railway or through the terminal regardless of whether we sell any coal or the prices we receive for our coal or logistics services.  If we fail to make sufficient export sales to meet our minimum obligations under these take-or-pay contracts, we are still obligated to make payments to the railway or terminal, which could have a negative impact on our cash flows, profitability and results of operations.  As of December 31, 2016, we had take-or-pay commitments of $127.1 million that could be potentially payable if we fail to meet our minimum shipment obligations.  See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

The regulatory environment may also adversely impact our logistics business and future export sales.  For example, the ONRR finalized changes to how coal royalties are calculated for sales to affiliated entities, which could adversely impact export sales for vertically integrated mining and logistics entities, such as our logistics business, and place vertically integrated entities at a competitive disadvantage compared to independent coal brokers.  Moreover, the ONRR proposal includes a so-called “default provision”, which creates further uncertainty as to how the ONRR would apply its proposed royalty rules to our export sales.  We, along with other energy industry companies and trade associations, have filed litigation to challenge this ONRR rule.  The timing and ultimate outcome of the litigation is uncertain and cannot be predicted.

Our long-term growth may be materially adversely impacted if economic, commercially available carbon capture technology for power plants is not developed and adopted in a timely manner.

Federal or state laws or regulations may be adopted that would impose new or additional limits on the emissions of GHGs, including, but not limited to, CO2 from electric generating units using fossil fuels such as coal or natural gas.  In order to comply with such regulations, electric generating units using fossil fuels may be required to implement carbon capture technology.  For example, in October 2015, the EPA released a rule that establishes, for the first time, new source performance standards under the federal Clean Air Act for CO2 emissions from new fossil fuel-fired electric utility generating power plants.  The EPA has designated partial carbon capture and sequestration as the best system of emission reduction for newly constructed fossil fuel-fired steam generating units at power plants to employ to meet the standard.  However, there is a risk that such technology, which may include storage, conversion, or other commercial use for captured carbon, may not be commercially practical in limiting emissions as otherwise required by the proposed rule or similar rules that may be proposed in the future.  If such legislative or regulatory programs are adopted, and economic, commercially available carbon capture technology for power plants is not developed or adopted in a timely manner, it would negatively affect our customers and would further reduce the demand for coal as a fuel source, causing coal prices and sales of our coal to decline, perhaps materially.

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

Ongoing depressed industry conditions and recent coal producer bankruptcy filings have resulted in increased credit pressures on the coal industry.  These credit pressures include, for example, (a) vendors, suppliers, customers and other commercial counterparties seeking prepayments, security deposits, letters of credit and other credit protections, and (b) banks, surety bond providers, investors and other companies reducing or eliminating their exposure to the coal industry.  Although some of these credit pressures may be company-specific, many are directed to the coal industry in general due to the current overall negative investor sentiment toward the industry.  Any credit demands by third parties or refusals by banks, surety bond providers, investors or others to extend, renew or refinance credit on commercially reasonable terms may adversely impact our business, financial condition, results of operations, cash flows and liquidity.  In some cases, such as any collateral requirements imposed by surety bond providers to issue surety bonds that secure our future performance under various federal and state laws, our ability to meet regulatory requirements may also be adversely impacted if we are not able to satisfy cash or other collateral requirements. As of December 31, 2016, there were approximately $448.4 million in third-party surety bonds outstanding to primarily secure the performance of our reclamation and lease obligations, and we were self-bonded for $10 million.

Our business, financial condition and results of operations may be adversely affected by unfavorable global or U.S. economic and market conditions.

In recent years, the global economic downturn, particularly with respect to the U.S. economy and various European and Asian economies, and global financial and credit market disruptions had a negative impact on us and the coal industry generally.  For example, the economic downturn in recent years has negatively impacted electricity demand and led to an oversupply of coal and depressed prices.

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

Our coal customers primarily use our coal as fuel for electricity generation.  Overall economic activity and the associated demands for power by industrial users can have significant effects on overall electricity demand and can be caused by a number of factors.  An economic slowdown can significantly slow the growth of electricity demand and could result in reduced demand for coal.  For example, declines in the rate of international economic growth in countries such as China, India or other developing countries could further negatively impact the demand for U.S. coal and result in a continuing oversupply of coal.  Weather patterns can also greatly affect electricity demand.  Extreme temperatures, both hot and cold, cause increased power usage and, therefore, increase generating requirements from all sources.  Mild temperatures, on the other hand, result in lower electrical demand, which allows generators to choose the sources of power generation when deciding which generation sources to dispatch.  For example, the unusually warm winter of 2015/2016 led to low gas heating demand at a time of high gas production.  This in turn led to low natural gas prices and substitution of gas for coal.  When gas prices rose, this substitution of PRB coal decreased, but not enough to offset the increased utility coal stockpiles during this period, which lead to a reduction in utility coal contracting and depressed coal prices.  Decreases in coal demand for these or other reasons could cause further downward pressure on coal prices and would negatively impact our results of operations.

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

Our ability to sell coal to our customers depends primarily upon third-party rail systems and export terminals.  If our customers are unable to obtain transportation services, or to do so on a cost-effective basis, our business and growth strategy could be adversely affected.  Alternative transportation and delivery systems are generally inadequate and not suitable to handle the quantity of our shipments or to ensure timely delivery to our customers.  Existing and proposed export terminals are also subject to permit requirements and challenges from environmental organizations which may make it complicated or expensive to expand existing terminal capacity or open new export terminals in a timely and cost-effective manner.  In addition, much of the PRB is served by two rail carriers, and the Northern PRB is only serviced by one rail carrier.  The loss of sufficient and reliable access to rail capacity in the PRB, as we have experienced in recent years, could create disruption until this access was restored; significantly impairing our ability to supply coal and resulting in materially decreased revenue.  Similarly, being denied access to an export terminal could significantly affect our future export sales, materially decreasing our logistics revenue and growth opportunities.  Our ability to open new mines or expand existing mines may also be affected by the access to, and availability and cost of rail, export terminal or other transportation systems available for servicing these mines.

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

Increased opposition from non-governmental organizations and other third parties may also lengthen, delay or adversely impact the LBA process.  For example, the West Antelope II leases we were awarded through the LBA process in 2011 were subject to legal challenges against the BLM and the Secretary of the Interior by environmental organizations.  Though these challenges were unsuccessful and the plaintiffs abandoned their efforts for appeal, our nominations or lease applications may be subject to similar delays or challenges, which may result in difficulties in obtaining leases or impact our ability to mine the coal subject to those leases and/or delay our access to mine the coal.  See Note 19 of Notes to Consolidated Financial Statements in Item 8 for a discussion regarding challenges by environmental activist groups against a potential lease modification for our Antelope Mine.  If the plaintiff’s claims are successful, the timing and ability of our company to lease and mine the coal underlying the applicable surface acres would be materially adversely impacted.

In addition to third party regulatory challenges, the Department of the Interior continues to actively review and consider new regulations governing the valuation of federal coal resources, as well as expanded guidance on the production of coal on public lands issued by the BLM.  On January 15, 2016, the Secretary of the DOI announced a moratorium on the issuance of new leases for coal resources on federally-owned lands in order to allow for a “comprehensive review” of the federal coal programs.  The outcome of this moratorium and other initiatives is uncertain, but may lead to further difficulty and increased costs to acquire leases to federal coal unless discontinued by the current U.S. Presidential administration.  See Item 1 “Business—Environmental and Other Regulatory Matters—DOI Moratorium and Programmatic EIS.”

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

These may cause us to fail to recover all or a portion of our investments in those assets and may trigger the recognition of impairment charges, which could have a substantial adverse impact on our results of operations.  For example, due to the weak outlook for 8400 Btu coal, we recorded a non-cash impairment charge of $33.4 million related to goodwill at our 8400 Btu Cordero Rojo Mine during the year ended December 31, 2015.  This represented a full write down of the Cordero Rojo Mine’s goodwill.  Additionally, in consideration of consensus projections of weak export pricing, a weak outlook for coal exports, and our associated decision at that time to amend the port and rail contracts to require no export shipments from 2016 through 2018, we determined that the carrying values of certain intangible assets in our Logistics and Related Activities segment were impaired.  Therefore, during the year ended December 31, 2015, we wrote off the full value of our port access rights of $52.2 million and our $6.0 million equity investment in GPT.  During the year ended December 31, 2016, we recorded impairments of $2.6 million, primarily for engineering costs related to the Overland Conveyor project at our Antelope Mine and $2.0 million related to a shovel that we do not expect to use because of declining productions.  Because of the volatile nature of U.S. and international coal demand and pricing, it is reasonably possible that our current estimates of projected future cash flows from our mining assets may change in the near term, which may result in the need for further adjustments to the carrying value of mineral rights and other assets.

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

The public, including non-governmental organizations, anti-mining groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and EISs prepared in connection with applicable regulatory processes.  These groups may also participate in the permitting and licensing process, including bringing citizens’ lawsuits to challenge the issuance of permits, the validity of an EIS or performance of mining activities, which can create delay and uncertainty in acquiring permits and mining the coal underlying our leases.  For example, the EIS and other regulatory matters associated with our West Antelope II LBAs were legally challenged by several non-governmental organizations.  These challenges were unsuccessful and the plaintiffs abandoned their efforts for appeal.  Refer to Note 19 of Notes to Consolidated Financial Statements in Item 8 for a discussion regarding other challenges by environmental activist groups against regulatory permits and approvals for our mines.  These challenges seek to vacate prior regulatory decisions and authorizations that are legally required for some or all of our current or planned mining activities.  If we are required to reduce or modify our mining activities as a result of these challenges, the impact could have a material adverse effect on our shipments, financial results and liquidity, and could result in claims from third parties if we are unable to meet our commitments under pre-existing commercial agreements as a result of any such required reductions or modifications to our mining activities.

A group of organizations also challenged BLM’s federal coal management program, under which BLM issues lease to leases for mining on federal lands. These groups alleged that BLM could not rely on an EIS conducted in 1979 to serve as the basis of the program because the EIS has not been updated to include an assessment of climate change. The district court dismissed the case, and the organizations appealed to the U.S. Court of Appeals for the District of Columbia, which has not yet ruled on the case.  At this time, we cannot predict the outcome of this litigation.  However, an unfavorable ruling could adversely impact our ability to receive future permits.

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

The operations of our customers are subject to extensive environmental regulation particularly with respect to air emissions.  For example, CSAPR initially requires 28 states in the Midwest and eastern seaboard of the U.S. to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states.  In August 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated CSAPR and ordered the EPA to continue enforcing CAIR.  More recently, the U.S. Supreme Court reversed the D.C. Circuit’s vacation of CSAPR, and the D.C. Circuit has granted a request by the EPA to lift the stay of the rule.  Subsequently, in November 2014, the EPA issued an interim final rule reconciling the CSAPR rule with the Court’s order to lift the stay, calling for Phase 1 implementation in 2015 and Phase 2 implementation in 2017.  In September 2016, the EPA finalized an update to the CSAPR ozone season program by issuing the Final CSAPR Update.  CSAPR is one of a number of significant regulations that the EPA has issued or expects to issue that will impose more stringent requirements relating to air, water and waste controls on electric generating units.  These rules include the EPA’s requirements for CCR management, which were finalized in December 2014 and further regulate the handling of wastes from the combustion of coal.  In addition, in March 2013, the EPA formally adopted a revised final rule to reduce emissions of toxic air pollutants from power plants.  Specifically, MATS for power plants will reduce emissions from new and existing coal- and oil-fired electric utility steam generating units.  In June 2015, the U.S. Supreme Court struck down the MATS rule based on the EPA’s failure to take costs into consideration and remanded the case back to the D.C. Circuit.  The D.C. Circuit remanded the rule to the EPA, but the current rule will stay in place until EPA issues a new finding.  In April 2016, the EPA issued a final finding that it is appropriate and necessary to set standards for emissions of air toxics from coal- and oil-fired power plants.

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

Our mining operations are subject to extensive federal, state and local environmental, health and safety, transportation, labor and other laws and regulations. See Item 1 “Business—Environmental and Other Regulatory Matters.”  Examples include those relating to:

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

Federal and state regulatory agencies have the authority following significant health and safety incidents, such as fatalities, to order a mine to be temporarily or permanently closed.  If this were to occur, we may be required to incur capital expenditures to re-open the mine.  In the event that these agencies order the closing of our mines, our coal sales agreements and our take-or-pay contracts related to our export terminals may permit us to issue force majeure notices, which suspend our obligations to deliver coal under these contracts.  However, our customers may challenge our issuances of force majeure notices.  If these challenges are successful, we may have to purchase coal from third-party sources, if it is available, to fulfill these obligations, incur capital expenditures to re-open the mines and/or negotiate settlements with the customers, which may include price reductions, the reduction of commitments or the extension of time for delivery or terminate customers’ contracts.  Any of these actions could have a material adverse effect on our business and results of operations.

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

We may incur material costs and liabilities resulting from claims for damage to property or natural resources or injury to persons arising from our operations.  If we are pursued for sanctions, costs and liabilities in respect of these matters, our mining operations and, as a result, our profitability could be materially adversely affected.

Significant increases in taxes we pay on the coal we produce at our mine sites or deliver through our logistics business, such as royalties or severance and production taxes, including as a result of governmental audits, legislative, regulatory, or interpretive changes, could materially and adversely affect our profitability.

We pay federal, state and private royalties and federal, state and county severance and production taxes on the coal we sell.  A substantial portion of our royalties and severance and production taxes are levied as a percentage of gross revenue with the remaining levied on a per ton basis.  For example, we pay production royalties of 12.5% of gross proceeds to the federal government on all coal sold at the mine sites.  We incurred royalties and severance and production taxes totaling $208.7 million, $277.1 million and $331.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The calculations used to determine royalty or severance and production tax payments can be complex and subject to interpretation, making it difficult in some cases to estimate such payments.  If royalties or severance and production tax rates were to significantly increase, or if the methodology by which the government agencies assess royalties or severance and production tax rates materially changes, our results of operations could be materially adversely affected.  See Note 19 of Notes to Consolidated Financial Statements in Item 8.  Examples that could materially adversely affect our results include:

•                  the federal government has recently finalized rules to significantly alter the method for valuing royalty payments;

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

Federal and state laws require us to secure the performance of certain long-term obligations, such as mine closure costs, reclamation costs, and federal and state workers’ compensation costs, including black lung.  The primary methods we use to meet those obligations are to provide a third-party surety bond or a letter of credit.  As of December 31, 2016, we had outstanding surety bonds with third parties of $448.4 million and were self-bonded for $10 million.  Surety bond issuers and holders may demand additional collateral, unfavorable terms or higher fees.  Recently, there has been heightened regulatory pressure on reclamation bonding and self-bonding in particular.  In January 2016, the OSMRE sent Ten-Day Notices to the Wyoming Department of Environmental Quality regarding self-bonding of certain other coal companies who have filed for bankruptcy.  In its notices, the OSMRE asserted that a violation of the Wyoming approved state program may exist by allowing the specified companies to continue mining without sufficient reclamation bonding in place.  In August 2016, the OSMRE issued a Policy Advisory discouraging state regulatory authorities from approving self-bonding arrangements.  The Policy Advisory indicated that the OSMRE would begin more closely reviewing instances in which states accept self-bonding for mining operations.  In the same month, the OSMRE also announced that it was beginning the rulemaking process to strengthen regulations on self-bonding.  Our failure to retain, or inability to acquire, surety bonds or letters of credit or to provide a suitable alternative could adversely affect our ability to mine or lease coal, which would materially adversely affect our business and results of operations.  That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety bonds and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of any credit arrangements then in place.  In addition, as a result of increasing credit pressures on the coal industry, it is possible that surety bond providers could demand cash collateral as a condition to providing or maintaining surety bonds.  Any such demands, depending on the amount of any cash collateral required, could have a material adverse impact on our liquidity and financial position.  If we are unable to meet cash collateral requirements and cannot otherwise obtain or retain required surety bonds, we may be unable to satisfy legal requirements necessary to conduct our mining operations.

Furthermore, while we have maintained a history of timely payments related to our LBAs, if we are unable to maintain our “good payer” status, we would be required to seek bonding for any remaining payments, which could adversely impact our cash flows and the amount of availability under our Credit Agreement, if such bonds could be obtained at all.

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

To the extent that cash on hand, cash generated internally and cash available under our Credit Agreement are not sufficient to fund capital requirements, we will require additional debt and/or equity financing.  However, additional debt or equity financing may not be available to us or, if available, may not be available on satisfactory terms.  Additionally, our debt instruments may restrict our ability to obtain such financing.  If we are unable to obtain additional capital, we may not be able to maintain or increase our existing production rates and we could be forced to reduce or delay capital expenditures or change our business strategy, sell assets or restructure or refinance our indebtedness, all of which could have a material adverse effect on our business or financial condition.

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

Furthermore, operating expenses at our mining locations are sensitive to changes in certain variable costs, including diesel fuel prices, which is one of our largest variable costs.  Our results depend on our ability to adequately control our costs, including diesel fuel.  Any increase in the price we pay for diesel fuel will have a negative impact on our results of operations.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Years

Ended December 31, 2016, 2015, and 2014 —Cost of Product Sold” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.”

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

As of December 31, 2016, we held swap positions for 0.6 million WTI crude oil barrels which approximated 100% of our forecasted 2017 diesel fuel needs.  While our hedging strategy provides us protection in the event of crude oil price increases, it reduces our benefit when crude oil prices decrease below our floor and may require substantial payments by us to settle our financial instruments.  See Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk” and Note 7 of Notes to Consolidated Financial Statements in Item 8.

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

The majority of our coal sales agreements are forward sales contracts at fixed prices, which may not reflect favorable then-existing prices for coal or may affect our profitability if we cannot adequately control the costs of production for coal underlying such contracts.

We have historically sold most of our coal under long-term coal sales agreements, which we generally define as contracts with a term of one to five years.  For the year ended December 31, 2016, approximately 79% of our revenue was derived from coal sales that were made under multi-year coal sales agreements.  The prices for coal sold under these agreements are typically fixed for an agreed amount of time.  Pricing in some of these contracts is subject to certain adjustments in later years or under certain circumstances, and may be below the current market price for similar type coal at any given time, depending on the time frame of the contract.

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

Furthermore, to the extent our costs increase but pricing under our long-term coal sales agreements remains fixed, we may be unable to pass such increasing costs on to our customers.  If we are unable to control our costs, our results may be negatively impacted.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenue and profitability.

For the year ended December 31, 2016, we derived approximately 22% of our total revenue from sales to our three largest customers and approximately 51% of our total revenue from sales to our ten largest customers.  We may be unsuccessful in obtaining and renewing coal sales agreements with these customers, and some or all of these customers could discontinue purchasing coal from us.  If any of these customers, particularly any of our three largest customers, was to significantly reduce the quantities of coal it purchases from us, or if we are unable to sell coal to these customers on terms as favorable to us, the results of our business would be adversely impacted.

Changes in purchasing patterns in the coal industry may make it difficult for us to enter into new contracts with customers, or do so on favorable terms, which could materially adversely affect our business and results of operations.

In recent years, we have experienced customers being less willing to enter into long-term coal sales agreements as they continue to adjust to relatively low U.S. natural gas prices, increased price volatility, increased fungibility of coal products, frequently changing regulations that have often disfavored coal usage and the increasing deregulation of their industry.  In addition, the prices for coal in the spot market may be lower than the prices previously set under many of our long-term coal sales agreements.  As our contracts with customers expire or are otherwise renegotiated, our customers may be less willing to extend or enter into new long-term coal sales agreements under their existing or similar pricing terms or our customers may decide to purchase fewer tons of coal than in the past.

To the extent our customers shift away from long-term supply contracts, it will be more difficult to predict our future sales.  As a result, we may not have a market for our future production at acceptable prices.  The prices we receive in the spot market may be less than the contractual price an electric utility is willing to pay for a committed supply.  Furthermore, spot market prices tend to be more volatile than contractual prices, which could result in decreased revenue and profitability.  As of February 2017, we had approximately 54 million tons of committed sales for 2017 and 27 million tons for 2018, which is below our typical forward sales levels, leaving more coal left to be sold for those periods.

As a result of depressed coal demand and competition from low priced natural gas, we received in the past, and may receive in the future, increased requests from customers to renegotiate, defer or cancel committed purchases under existing agreements.  If we are unable to resolve these customer requests on terms that preserve the amount and timing of our forecasted economic value, our anticipated cash flows, results and liquidity may be materially adversely impacted.

From time to time in the ordinary course of our business, customers may seek to renegotiate the terms of our coal sales agreements to reallocate certain committed volumes into future time periods, reduce or cancel committed volumes or make other adjustments to our coal sales agreements. We address these requests on a case-by-case basis and seek to reach mutually agreed resolutions of these requested modifications as part of managing our long term customer relationships.  As a result of depressed coal demand and competition from low priced natural gas, we have received in the past, and may receive in the future, increased requests from customers to renegotiate, defer or cancel committed purchases under existing agreements, as occurred in early 2016. If we are unable to resolve these customer requests on terms that preserve the amount and timing of our forecasted economic value, our anticipated cash flows, results and liquidity may be materially adversely impacted.

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

As a result of regulatory, political, and public pressures against using coal to generate electricity, increased competition with low-cost natural gas, increased competition with taxpayer subsidized solar and wind generation, improving energy efficiency, and other factors, demand for U.S. thermal coal has declined significantly in recent years, supporting a lower percentage of baseload electricity demand, and is increasingly subject to fluctuations due to summer cooling demand, winter heating demand, economic growth rates and other factors that impact demand for electricity.  This has resulted in a reduction in long term sales of thermal coal, less visibility into future shipment volumes and increased fluctuations in shipments and associated financial results from period to period.  Although we are seeking to adjust our business and cost structure to reflect lower and more variable demand for thermal coal and to address the adverse impact of these changing conditions on our financial performance, our business requires substantial fixed costs and long lead-time investment decisions and we may not be successful in adjusting to these changing conditions.

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

We maintain cash balances that we may invest from time to time in marketable securities issued by various counterparties including the U.S. government and U.S. government sponsored entities, municipal entities, financial institutions and other corporations.  If any of these counterparties fail, we could lose the principal invested with such counterparties, which would materially adversely impact our business, liquidity, and results of operations.

Certain provisions in our coal sales agreements may provide limited protection during adverse economic conditions or may result in economic penalties or suspension upon a failure to meet contractual requirements.

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

Our coal sales agreements with our mine customers typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party.  For example, as a result of the very mild 2015/16 winter and low natural gas prices, a greater than normal number of our customers in 2016 sought to reduce the amount of tons delivered to them under our coal sales agreements through contractual remedies, such as contract buyout provisions.  Our contracts with our mine customers also typically allow our customers to suspend performance in the event that the railroad fails to provide its services due to circumstances that would constitute a force majeure.  In addition, our contracts with our international logistics customers generally contain a clause that requires us to pay the demurrage fee charged by the vessel for delays in shipping the coal on behalf of our foreign customers.

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

As of December 31, 2016, we had consolidated indebtedness of $416.4 million.  We also have lease and royalty obligations related to our federal coal leases.  Our outstanding indebtedness could have important consequences such as:

•                  limiting our ability to obtain additional financing to fund growth, such as mergers and acquisitions; working capital; capital expenditures; debt service requirements; future LBAs, or other cash requirements;

•                  requiring much of our cash flow to be dedicated to interest obligations and making it unavailable for other purposes;

•                  with respect to any indebtedness under the Credit Agreement or other variable rate debt, exposing us to the risk of increased interest costs if the underlying interest rates rise on our variable rate debt;

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

Covenants under our Credit Agreement may limit the amount of funds available to us.

Our ability to borrow is subject to the terms and conditions of our Credit Agreement.  The financial covenants are based on a monthly minimum liquidity covenant that requires us to maintain liquidity of not less than $125 million as of the last day of each month.  We had $440.2 million of liquidity under this measure as of December 31, 2016.  Our aggregate available borrowing capacity under the Credit Agreement and the Accounts Receivable Securitization Facility (“A/R Securitization Program”) was approximately $356.5 million as of December 31, 2016.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—A/R Securitization Program.”

Provisions in our debt instruments could discourage an acquisition of us by a third party.

Upon the occurrence of certain transactions constituting a “change of control” as defined in the indentures, holders of the senior notes have the right to require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.  Furthermore, a “change in control” as defined in our Credit Agreement is considered an event of default.  These provisions could make it more difficult or more expensive for a third party to acquire us.

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

On October 17, 2016, we completed exchange offers (the “Exchange Offers”) for a substantial portion of our outstanding 8.50% Senior Notes due 2019 (the “2019 Notes”) and 6.375% Senior Notes due 2024 (the “2024 Notes”).  The 2019 Notes not tendered in the Exchange Offers continue to be due at their stated maturity in December 2019, which could negatively impact our ability to extend or replace our Credit Agreement prior to its February 2019 maturity.

Our ability to timely extend or replace our Credit Agreement in a sufficient amount, for a sufficient term and on commercially reasonable terms, or at all, may be adversely impacted by numerous other factors, including, for example, the remaining portion of the 2019 Notes, our overall financial condition, results and financial projections, the amount and timing of our other obligations and liquidity needs, coal industry conditions in the U.S. and globally, investor sentiment toward the coal industry, the availability of credit and impact of anti-fossil fuel loan and investment restrictions imposed by traditional sources of credit and capital, general debt and capital markets conditions, U.S. and global economic conditions and other factors and circumstances existing at that time.

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

The price of our common stock has declined significantly in the past and could decline further for a variety of reasons, resulting in a substantial loss on investment and negatively impacting our ability to raise equity capital.

Our stock price decreased from $9.26 per share on January 2, 2015 to $2.08 per share on December 31, 2015.  While it has recovered to $5.67 per share on February 8, 2017, it could decline again.  Such decline could result from a variety of factors, including, among other things, actual or anticipated fluctuations in our operating results or financial condition, new laws or regulations or new interpretations of existing laws or regulations impacting our business, our customers’ businesses, or the coal transportation and logistics industry, sales of CPE Inc.’s common stock by our stockholders or by us, a downgrade or cessation in coverage from one or more of our analysts, broad market fluctuations and general economic conditions and any other factors described in this “Risk Factors” section of this Form 10-K.

The current trading price of our common stock, or any further decline thereof, might impede our ability to raise capital through the issuance of additional shares of CPE Inc.’s common stock or other equity securities and may cause a loss of part or all of an investment in shares of our common stock.  In addition, if we sell additional shares of CPE Inc. common stock, that would result in dilution to existing stockholders and may result in decreases to our stock price and the value of existing investments in our stock.  Those decreases may be more significant if we sell additional shares at depressed trading prices.

The closing market price of our common stock has declined significantly in the past.  If the average closing price of our common stock declines to less than $1.00 over 30 consecutive trading days, our common stock could be delisted from the NYSE or trading could be suspended.

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

We may issue shares of preferred stock with greater rights than our common stock.

Our certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from our stockholders. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, liquidation rights, or voting rights. If we issue preferred stock, it may adversely affect the market price of our common stock.

We do not expect to pay dividends on our common stock.

We do not expect to pay any dividends on our common stock, in cash or otherwise, in the foreseeable future.  We intend to retain any earnings for use in our business. In addition, the indentures governing our senior notes restrict our ability to pay dividends on our common stock. In the future, we may agree to further restrictions on our ability to pay dividends.

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

Coal Reserves

As of December 31, 2016, we controlled approximately 1.1 billion tons of proven and probable coal reserves.  All of our proven and probable reserves are classified as thermal coal.

The following table summarizes the tonnage of our coal reserves that is classified as proven or probable, and assigned, as well as our property interest, as of December 31, 2016:

Mine	Proven Preserves	Probable Reserves	Total Proven & Probable Reserves	Assigned Reserves	Reserves Owned	Reserves Leased
	(nearest million, in tons)			(%)	(nearest million, in tons)

Antelope	409.3	107.6	516.9	100	—	516.9
Cordero Rojo	237.9	78.0	315.9	100	42.0	273.9
Spring Creek	231.2	17.3	248.5	100	—	248.5
Total (1)	878.4	202.9	1081.3		42.0	1039.3

(1)                                 Totals reflect rounding.

The following table provides the “quality” (average sulfur content and average Btu per pound) of our coal reserves as of December 31, 2016:

Mine	Total Proven & Probable Reserves	Average Btu per lb (1)	Average Sulfur Content	Average Sulfur Content
	(nearest million, in tons)		(%)	(lbs SO2/ mmBtu)

Antelope	516.9	8,875	0.22	0.50
Cordero Rojo	315.9	8,425	0.29	0.69
Spring Creek	248.5	9,350	0.34	0.73
Total (2)	1081.3

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

We also control certain coal deposits that are contiguous to or near our primary reserve bases.  The tons in these deposits are classified as non-reserve coal deposits and are not included in our reported reserves.  These non-reserve coal deposits include:

•                        7.8 million tons near our Antelope Mine;

•                        53.1 million tons near our Cordero Rojo Mine;

•                        3.9 million tons near our Spring Creek Mine; and

•                        292.4 million tons at the Youngs Creek project.

Non-reserve coal deposits are not reserves under SEC Industry Guide 7.  Estimates of non-reserve coal deposits are subject to further exploration and development, are more speculative and may or may not be converted to future reserves of the company.

Our reserve and non-reserve coal deposit estimates as of December 31, 2016 were prepared by our staff of geologists and engineers, who have extensive experience in PRB coal.  These individuals are responsible for collecting and analyzing geologic data within and adjacent to leases controlled by us.  Our Manager, Geology is the technical person primarily responsible for the preparation of our reserves estimates.  He has a Bachelor of Science degree in Geology and 10 years of industry experience with positions of increasing responsibility in mining geology and reserve determination.  He reports to our Director, Geological Services and Special Projects, who has a Bachelor of Science degree in Mining Engineering and over 30 years of industry experience with positions of increasing responsibility in coal quality and mine planning, operations, project evaluations, risk management, and technical management at CPE Inc.  The Director, Geological Services and Special Projects reports directly to our Senior Vice President, Technical Services.  An external review of our reserves and non-reserve coal deposit estimates is performed every two years.  The most recent review was performed for the year ended December 31, 2016 and was completed in January 2017 by John T. Boyd Company, mining and geological consultants.  The results verified our reserve and non-reserve coal deposit estimates for the year ended December 31, 2016.

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

The BLM also allows for small tracts of coal to be acquired through the LBM leasing process.  An LBM is a non-competitive leasing process and is used in circumstances where a lessee is seeking to modify an existing federal coal lease by adding less than 960 acres in a configuration that is deemed non-competitive to other coal operators.  For example, in December 2012, we applied for two separate LBMs with the BLM:  one at the Spring Creek Mine and one at the Antelope Mine.  A Decision Record to issue the Antelope LBM has been made by BLM and appealed by certain environmental groups.  The appeal is under review by the Interior Board of Land Appeals.  The Spring Creek application is being processed by the BLM.

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

The federal coal leasing process is designed to be a public process, giving stakeholders and other interested parties opportunities to comment on the BLM’s proposed and final actions and allow third-party comments.  Because of this, third parties, including NGOs, can challenge the BLM’s actions, which may delay the leasing process.  If these challenges prove successful or are litigated for a prolonged period of time, a coal company’s ability to bid on or acquire a new coal lease could be significantly delayed, or could cause the BLM to not offer a lease for bid at all.  For example, environmental organizations filed legal challenges against the BLM’s findings on the final EIS and other matters associated with the West Antelope II LBA, which was nominated by our Antelope Mine.  Though these challenges were unsuccessful and the plaintiffs abandoned their efforts for appeal, these types of challenges create some uncertainty with respect to the timing of future LBA bids and lease acquisitions and may ultimately delay the leasing process or prevent mining operations.  Even after a lease has been issued and a successful bidder has paid installment money to the BLM, legal challenges may still seek to delay or prevent mining operations.  It is possible that subsequent EISs for other mines in the PRB currently underway but not yet final could be similarly challenged.  There also exists the possibility of similar challenges to the permitting and licensing process, which is also a public process designed to allow public comments.  Refer to Note 19 of Notes to Consolidated Financial Statements in Item 8 for a discussion regarding current challenges by environmental activist groups against existing regulatory permits and approvals for our mines and against a pending lease modification for our Antelope Mine.

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

We acquired significant coal deposits when we completed the acquisition of the Youngs Creek project, a non-operating mine in Northeast Wyoming in the Northern PRB, whereby we acquired 292 million tons of non-reserve coal deposits along with significant related surface assets.  We also announced in 2013 that we signed an option agreement and a corresponding exploration agreement with the Crow Tribe of Indians for the exploration and potential development of significant coal resources on the Crow Indian Reservation in southeast Montana in the Northern PRB region.  Subject to market conditions, we intend to continue to seek opportunities to acquire additional coal through the federal leasing process upon expiration of the leasing moratorium as well as through private transactions with third parties or sovereign nations such as the Crow Tribe of Indians.

Office Space

Our corporate headquarters is located in Gillette, Wyoming, where we own approximately 32,000 square feet of office space.  In addition, we lease approximately 28,000 square feet of office space in Broomfield, Colorado under a lease that expires in February 2021.  As of December 31, 2016, all of our long-lived assets were located in the U.S.  See Note 23 of Notes to Consolidated Financial Statements in Item 8.

Item 3.  Legal Proceedings.

For a discussion of legal proceedings, please see Note 19 of Notes to the Consolidated Financial Statements in Item 8.

Item 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-K.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock, $0.01 par value, is traded on the NYSE under the symbol “CLD”.  The following table sets forth the intraday high and low sales prices of our common stock, as reported by the NYSE, for each of the periods listed.

	High	Low
Fiscal Year 2016
Fourth Quarter 2016	$8.04	$4.80
Third Quarter 2016	$5.44	$2.03
Second Quarter 2016	$2.73	$1.64
First Quarter 2016	$2.28	$1.08

Fiscal Year 2015
Fourth Quarter 2015	$3.83	$1.95
Third Quarter 2015	$4.79	$2.41
Second Quarter 2015	$7.39	$4.35
First Quarter 2015	$9.36	$5.62

The last reported sale price of our common stock on the NYSE on December 30, 2016 was $5.61 per share. As of the close of business on February 8, 2017, there were 76 holders of record of our common stock.

Dividend Policy

We have not historically paid, and we do not anticipate that we will pay in the near term, cash dividends on CPE Inc.’s common stock.  Any determination to pay dividends to holders of CPE Inc.’s common stock in the future will be at the discretion of our Board of Directors and will depend on many factors, including our financial condition; results of operations; general business conditions; contractual restrictions, including those under our debt instruments; capital requirements; business prospects; restrictions on the payment of dividends under Delaware Law; and any other factors our Board of Directors deems relevant.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” and “—Credit Agreement.”

Stock Performance Graph

The following performance graph compares the cumulative total return on CPE Inc.’s common stock with the cumulative total return of the following indices: (i) the Standard & Poor’s (“S&P”) MidCap 400 stock index and (ii) the Custom Composite Index.  The Custom Composite Index is comprised of the peer group that is associated with our performance-based share units issued under our Long Term Incentive Plan.  As of December 31, 2016, this group was comprised of Alliance Resource Partners LP, Antero Resources Corporation, Cabot Oil & Gas Corporation, CONSOL Energy Inc., EQT Corporation, Foresight Energy LP, Hallador Energy Company, Newfield Exploration Co., Noble Energy, Inc., Peabody Energy Corp., Range Resources Corporation, Rhino Resource Partners LP, SM Energy Company, SunCoke Energy Inc., Westmoreland Coal Co., and Whiting Petroleum Corp.  Each year the compensation committee of our Board of Directors seeks to refine this group, if deemed appropriate in the judgment of the compensation committee, to be the most representative comparable companies for purposes of our performance-based share units.  In 2016, Alpha Natural Resources, Inc., Arch Coal, Inc., Penn Virginia Corporation, Sabine Oil & Gas Corporation, SandRidge Energy, Inc., and Walter Energy, Inc. were removed from the Custom Composite Index as a result of their bankruptcy filings.  To replace these companies, Antero Resources Corporation, Hallador Energy Company and Range Resources Corporation were added.

The graph assumes that you invested $100 in CPE Inc.’s common stock and in each index at the closing price on December 31, 2011, that all dividends, if any, were reinvested and that you continued to hold your investment through December 31, 2016.

These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of CPE Inc.’s common stock.

Company/ Market/ Peer Group

	2011	2012	2013	2014	2015	2016
CPE Inc.	$100.00	$100.05	$93.17	$47.52	$10.77	$29.04
S&P Midcap 400 Index	$100.00	$117.88	$157.37	$172.74	$168.98	$204.03
New Custom Composite (1)	$100.00	$98.47	$130.52	$93.61	$51.11	$66.98
Old Custom Composite (2)	$100.00	$90.39	$112.62	$79.63	$43.54	$73.84

(1)           Reflects the Custom Composite Index as of December 31, 2016.

(2)           Reflects the Custom Composite Index as of December 31, 2015.

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

Issuer Purchases of Equity Securities

The table below represents information pursuant to Item 703 of Regulation S-K regarding all share repurchases for the three-month period ended December 31, 2016:

(d)
	(a) Total Number of Shares Purchased (1)	(b) Average Price per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be purchased under the Plans or Programs
October 1 through October 31, 2016	—	$—	—	N/A
November 1 through November 30, 2016	—	$—	—	N/A
December 1 through December 31, 2016	—	$—	—	N/A

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

We have derived the historical consolidated financial data as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016 from our audited consolidated financial statements included in Item 8 of this report.  We have derived the historical consolidated balance sheet data as of December 31, 2014, 2013, and 2012 and the historical consolidated statements of operations data for the years ended December 31, 2013 and 2012 from our audited consolidated financial statements not included in this report.

Selected Consolidated Financial and Other Data

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per share amounts)
Statement of Operations Data
Revenue	$800.4	$1,124.1	$1,324.0	$1,396.1	$1,516.8
Operating income (loss)	$67.3	$(81.4)	$131.8	$112.4	$241.9
Net income (loss)	$21.8	$(204.9)	$79.0	$52.0	$173.7
Income (loss) per common share - basic	$0.36	$(3.36)	$1.30	$0.86	$2.89
Income (loss) per common share - diluted	$0.35	$(3.36)	$1.29	$0.85	$2.85

	December 31,
	2016	2015	2014	2013	2012
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$83.7	$89.3	$168.7	$231.6	$197.7
Investments in marketable securities	$—	$—	$—	$80.7	$80.3
Property, plant and equipment, net	$1,432.4	$1,488.4	$1,589.1	$1,654.0	$1,678.3
Total assets	$1,714.8	$1,802.2	$2,151.2	$2,348.5	$2,341.0
Long-term debt	$475.0	$491.2	$489.7	$588.1	$586.2
Federal coal leases obligations	$—	$—	$64.0	$122.9	$186.1
Capital leases	$7.6	$8.9	$9.0	$9.5	$—
Total liabilities	$763.1	$914.3	$1,063.3	$1,346.5	$1,410.0
Total equity (1)	$951.7	$887.9	$1,087.8	$1,002.0	$931.0

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions)
Other Data
Adjusted EBITDA (2)	$98.6	$123.8	$201.9	$218.6	$338.8
Asian export tons—Logistics and Related Activities	0.6	3.6	4.0	4.7	4.4
Tons sold—Owned and Operated Mines (3)	58.5	75.1	85.9	86.0	90.6
Tons purchased and resold	0.3	0.3	0.1	1.5	0.9
Total tons sold	58.8	75.3	87.1	89.1	93.0

(1)                                 No cash dividends were declared or paid on our common stock during the periods presented.

(2)                                 EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by U.S. GAAP. A quantitative reconciliation of historical net income (loss) to Adjusted EBITDA is found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

(3)                                 Inclusive of intersegment sales.

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

Overview

We are one of the largest producers of coal in the United States of America (“U.S.”) and the PRB, based on our 2016 coal sales.  We operate some of the safest mines in the coal industry.  According to the most current MSHA data, we have one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.  We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., where we own and operate three surface coal mines: the Antelope Mine, the Cordero Rojo Mine, and the Spring Creek Mine.

Our Antelope Mine and Cordero Rojo Mine are located in Wyoming and our Spring Creek Mine is located in Montana.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation.  In 2016, the coal we produced generated approximately 3% of the electricity produced in the U.S.  As of December 31, 2016, we controlled approximately 1.1 billion tons of proven and probable reserves.  We do not produce any metallurgical coal.  See Item 1. “Business—Mining Operations.”

In addition, we have two development projects, both located in the Northern PRB.  The Youngs Creek project is an undeveloped surface mine project located in Wyoming, seven miles south of our Spring Creek Mine, located in Wyoming, and contiguous with the Wyoming-Montana state line.  The Big Metal project is near the Youngs Creek project located on the Crow Indian Reservation in southeast Montana.  These two projects are described in more detail under Item 1. “Business—Development Projects.”

Our logistics business provides a variety of services designed to facilitate the sale and delivery of coal.  These services include the purchase of coal from third parties or from our owned and operated mines, coordination of the transportation and delivery of purchased coal, negotiation of take-or-pay rail agreements and take-or-pay port agreements and demurrage settlement with vessel operators.  See Item 1. “Business—Transportation and Logistics Services” for further discussion.

Segment Information

Our reportable segments include Owned and Operated Mines and Logistics and Related Activities.  For a discussion of these segments, see Note 23 of Notes to Consolidated Financial Statements in Item 8.

Core Business Operations

Our key business drivers include the following:

•                  the volume of coal sold by our Owned and Operated Mines segment;

•                  the price for which we sell our coal;

•                  the costs of mining, including labor, repairs and maintenance, fuel, explosives, depreciation of capital equipment, and depletion of coal leases;

•                  the amount of royalties, severance taxes, and other governmental levies that we pay;

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

The volume of coal sold on a delivered basis is influenced by international and domestic market conditions.  Coal sold on a delivered basis to customer contracted destinations, including sales to Asian customers, involves us arranging and paying for logistics services, which can include rail, rail car hire, and port charges, including any demurrage incurred and other costs.  These logistics costs are affected by volume, various scheduling considerations, and negotiated rates for rail and port services.  We have exposure to take-or-pay commitments for our rail and port committed capacities.  We are also incurring costs to investigate and pursue development of additional port opportunities.

Current Considerations

Owned and Operated Mines Segment

While overall shipments for the year ended December 31, 2016 declined as compared to the prior year, we saw an increase in shipments in the second half of the year as customers stockpiles decreased and they started to take their contracted volumes.  With natural gas prices remaining over $3.00 MMBtu, many utilities increased their consumption of PRB coal as the economic dispatch of their coal units became more favorable.  The latest data from EIA shows natural gas inventories have declined by 11% due to winter heating demand and reduced production, compared to 2015 levels.  The Energy Ventures Analysis estimates that PRB coal inventories at utilities closed the year 15% lower than 2015 levels.  The extent to which winter heating demand extends into March and April and levels of summer cooling demand will impact natural gas prices and full-year coal burn and shipments.  While PRB coal prices have increased from the low levels this time last year, they are not expected to increase significantly until utility stockpiles decline further.  Utilities have continued to delay contracting tons as they seek to maximize their ability to quickly switch burn between coal and natural gas.  While this maximizes their flexibility, it could lead to strong price support during periods of increased gas and electricity demand.

Logistics and Related Activities Segment

International thermal coal prices increased significantly during the second half of 2016 as China increased imports to offset declining domestic production levels.  Declining Chinese production, driven by government imposed production limits and years of low prices, resulted in production declines in 2016 of 9%.  Chinese 2016 thermal coal imports, which include Bituminous, Sub-bituminous, and Lignite coals, were up approximately 30% from 2015.  Seaborne thermal coal prices rose rapidly in late 2016 as some coal was diverted to metallurgical customers and years of low prices and subsequent low investment reduced Indonesian and Australian producers’ ability to increase supply.

Higher international prices allowed us to re-enter the export market and ship 0.4 million tons on three vessels during the fourth quarter of 2016.  We currently have committed sales for the first half of 2017 and continue to get strong interest from Asian customers.  The new agreements with our port and rail providers have allowed us to greatly reduce our total take-or-pay commitments while allowing us to export when profitable to do so.

2017 Outlook

We are currently anticipating similar production for 2017 compared to what we experienced in 2016.  However, we expect to see lower domestic results offset by higher export shipments.  We do not anticipate contract buy-out revenue at the level experienced in 2016.

Lower domestic coal prices and lower production volumes, such as those experienced recently, may not only decrease our revenues and cash flows but also may reduce the amount of coal we can produce economically.  In addition, lower coal prices may result in asset impairment charges on our long-lived assets due to reductions in the future cash flows associated with our Owned and Operated Mines.  We expect domestic coal prices and production levels to remain at or near current levels for the next few years and then to begin improving as the market for PRB coal continues stabilizing.  We also expect the demand and related prices for coal sold to Asian customers will continue to improve as we saw at the end of 2016.  If prices and demand should decline further, or remain at current levels for an extended period of time, or not improve as expected, we may incur impairment charges with respect to certain of our long-lived assets.  Additional triggering events could include, but are not limited to, an impairment of coal reserves caused by continued declines in coal prices, increasing costs of production or regulatory changes that adversely impact coal-fired electricity generation.

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

In August 2015, the EPA issued its final CPP rules that establish carbon pollution standards for power plants, called CO2 emission performance rates.  The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP.  The EPA has given states the option to develop compliance plans for annual rate-based reductions (pounds per megawatt hour) or mass-based tonnage limits for CO2.  The state plans were to be due in September 2016, subject to potential extensions of up to two years for final plan submission. The compliance period begins in 2022, and emission reductions will be phased in up to 2030.  The EPA also proposed a federal compliance plan to implement the CPP in the event that an approvable state plan is not submitted to the EPA.  Judicial challenges have been filed. On February 9, 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP before the United States Court of Appeals for the District of Columbia (“Circuit Court”) even issued a decision.  By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court through any certiorari petition that may be granted.   The stay suspends the rule, including the requirement that states submit their initial plans by September 2016.  The Supreme Court’s stay applies only to EPA’s regulations for CO2 emissions from existing power plants and will not affect EPA’s standards for new power plants.  It is not yet clear how either the Circuit Court or the Supreme Court will rule on the legality of the CPP.  Additionally, it is unclear how the CPP will be impacted by the change in the U.S. Presidential administration.  If the rules were upheld at the conclusion of this appellate process and were implemented in their current form, demand for coal would likely be further decreased, potentially significantly, and our business would be adversely impacted.

On January 15, 2016, the Secretary of the DOI announced a moratorium on the issuance of new leases for coal resources on federally-owned lands in order to allow for a “comprehensive review” of the federal coal programs.  The terms of this moratorium preclude the BLM from accepting new applications for thermal coal sales or modifying existing leases subject to certain exceptions.

Years Ended December 31, 2016, 2015, and 2014

Summary

The following table summarizes key results (in millions):

	Year Ended
	December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Total tons sold	58.8	75.3	87.1	(21.9)%	(13.5)%
Total revenue	$800.4	$1,124.1	$1,324.0	(28.8)	(15.1)
Net income (loss)	$21.8	$(204.9)	$79.0	110.6	(359.4)
Adjusted EBITDA (1)	$98.6	$123.8	$201.9	(20.4)	(38.7)

(1)                                 EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by U.S. GAAP.  A quantitative reconciliation of historical net income (loss) to Adjusted EBITDA is found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Results of Operations

Revenue

The following table presents Revenue (in millions except per ton amounts):

	Year Ended
	December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Owned and Operated Mines
Realized price per ton sold	$12.40	$12.79	$13.01	(3.0)%	(1.7)%
Tons sold	58.5	75.1	85.9	(22.1)	(12.6)

Coal revenue	$725.4	$959.9	$1,117.9	(24.4)	(14.1)
Other revenue	$13.2	$14.7	$14.1	(10.2)	4.3
Logistics and Related Activities
Total tons delivered	0.9	5.1	5.1	(82.4)	—
Asian export tons	0.6	3.6	4.0	(83.3)	(10.0)

Revenue	$43.6	$185.8	$224.9	(76.5)	(17.4)
Other
Revenue	$30.3	$10.5	$22.8	188.6	(53.9)
Eliminations of intersegment sales
Revenue	$(12.1)	$(46.8)	$(55.7)	(74.1)	(16.0)
Total Consolidated
Revenue	$800.4	$1,124.1	$1,324.0	(28.8)%	(15.1)%

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue at our Owned and Operated Mines (in millions):

Year ended December 31, 2014	$1,117.9
Changes associated with volumes	(140.9)
Changes associated with prices	(16.5)
Year ended December 31, 2015	$959.9
Changes associated with volumes	(212.0)
Changes associated with prices	(22.8)
Year ended December 31, 2016	$725.4

Revenue decreased approximately 24% for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to fewer tons sold.  Volumes decreased by approximately 22% as a result of the mild winter weather, low natural gas prices, and higher customer stockpiles.  Realized prices decreased as the domestic coal market was depressed through much of the year.

Revenue decreased approximately 14% for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to lower volumes and lower realized prices.  Volumes decreased by approximately 13% primarily as a result of reduced production at the Cordero Rojo Mine.  Additionally, lower customer demand as stockpiles increased during the mild start to winter and lower natural gas prices also resulted in decreased volumes.  Realized prices decreased as the domestic coal market declined.

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

Revenue decreased approximately 77% for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to continued weak international prices for seaborne thermal coal through much of the year.  Although three vessels were carried over from 2015 into the first quarter of 2016, there were no further international shipments until the fourth quarter of 2016 when pricing started to recover and we were able to ship 0.4 million tons on three vessels.

Revenue decreased approximately 17% for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to reduced Asian deliveries through the port.  Weak international prices for seaborne thermal coal and decreased volumes both contributed to the decrease.  Partially offsetting the decreased Asian revenue was an increase in revenue from domestic delivered deals for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily related to increased volumes.

Other

Revenue increased for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to an increase of $21.2 million related to buyouts of customer coal contracts, partially offset by a decrease of $0.7 million in broker revenue.

Revenue decreased for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the sale of the Decker Mine in September 2014.  The decrease was partially offset by an increase of $4.8 million related to buyouts of customer coal contracts and an increase of $1.8 million in broker revenue.

Cost of Product Sold

The following table presents Cost of product sold (in millions except per ton amounts):

	Year Ended
	December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Owned and Operated Mines
Average cost per ton sold	$9.75	$9.81	$10.19	(0.6)%	(3.7)%

Cost of product sold (produced coal)	$570.5	$736.7	$875.4	(22.6)	(15.8)
Other cost of product sold	$12.1	$12.6	$11.4	(4.0)	10.5
Logistics and Related Activities
Cost of product sold	$72.6	$243.3	$242.0	(70.2)	0.5
Other
Cost of product sold	$2.7	$3.4	$20.0	(20.6)	(83.0)
Eliminations of Intersegment Sales
Cost of product sold	$(11.5)	$(45.4)	$(54.5)	74.7	16.7
Total Consolidated
Cost of product sold	$646.4	$950.6	$1,094.3	(32.0)%	(13.1)%

Owned and Operated Mines Segment

Cost of product sold decreased for the year ended December 31, 2016 as compared to the year ended December 31, 2015 as a result of 16.6 million fewer tons of coal sold, which resulted in lower direct operating costs.  We saw significant decreases in production taxes and royalties, repairs and maintenance, diesel costs, outside services and labor.  Repairs and maintenance decreased $24.0 million due to lower equipment hours, condition monitoring, and in-house repairs completed at our rebuild center.  Diesel costs were lower by $20.0 million as a result of lower fuel prices, combined with lower consumption from decreased fleet hours.  Outside services decreased $14.5 million as a result of performing more work in-house rather than using contractors.  Labor was lower by $14.4 million in part due to decreased headcount from the prior year related to our lower production.

Cost of product sold decreased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily as a result of 10.8 million fewer tons of coal sold, which resulted in lower direct operating costs.  We also experienced a decrease of approximately $50 million in fuel costs resulting primarily from a reduction in fuel prices combined with lower consumption from decreased fleet hours compared to the year ended December 31, 2014.  Repair parts and supplies decreased $16.5 million as a result of fewer fleet hours due to decreased production.  The average cost per ton sold decreased as a result of the cost reductions discussed above, partially offset by attributing costs to fewer tons sold.

Logistics and Related Activities Segment

Cost of product sold decreased for the year ended December 31, 2016 as compared to the year ended December 31, 2015 due to a reduction in the volume of Asia tons delivered.  Although three vessels were carried over from 2015 into the first quarter of 2016, there were no further international shipments until the fourth quarter of 2016, when pricing started to recover.

Cost of product sold increased slightly for the year ended December 31, 2015 as compared to the year ended December 31, 2014 despite the decrease in international shipments, primarily due to expenses incurred related to reducing the contracted minimum throughput commitments at Westshore for 2015.  The cost increases were partially offset by decreased freight costs resulting from lower fuel surcharge.

Other

Cost of product sold was slightly lower for the year ended December 31, 2016 as compared to the year ended December 31, 2015 due to decreases in the cost of purchased coal for our broker deals.

Cost of product sold decreased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to the sale of Decker Mine in September 2014.

Operating Income (Loss)

The following table presents Operating income (loss) (in millions):

	Year Ended
	December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Owned and Operated Mines
Operating income (loss)	$125.5	$89.0	$109.9	41.0%	(19.0)%
Logistics and Related Activities
Operating income (loss)	$(28.9)	$(125.5)	$4.2	77.0	*
Other
Operating income (loss)	$(28.7)	$(43.5)	$19.0	34.0	*
Eliminations of Intersegment Sales
Operating income (loss)	$(0.6)	$(1.4)	$(1.2)	57.1	(16.7)
Total Consolidated
Operating income (loss)	$67.3	$(81.4)	$131.8	(182.7)%	(161.8)%

*                                         Not meaningful

Owned and Operated Mines Segment

In addition to the revenue and cost of product sold factors previously discussed, the increase in operating income for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was due to a $28.6 million reduction to reclamation asset depreciation related to a decrease in the ARO liability at all three mine sites.  Additionally, we recognized mark-to-market gains on our domestic coal futures contracts and WTI derivative financial instruments of $8.1 million in 2016 as compared to losses of $24.6 million in 2015.  Finally, 2015 included a goodwill impairment charge of $33.4 million compared to impairments of $2.6 million in 2016.

In addition to the revenue and cost of product sold factors previously discussed, the decrease in operating income for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was due to the goodwill impairment charge of $33.4 million recognized during 2015.  Additionally, we recognized mark-to-market losses of $24.6 million on our domestic coal futures contracts and WTI derivative financial instruments for the year ended December 31, 2015 as compared to losses of $13.6 million for the year ended December 31, 2014.  These were partially offset by a credit to depreciation of $24.8 million associated with a decrease in the ARO liabilities at the Cordero Rojo and Spring Creek Mines and lower Depreciation and depletion for the year ended December 31, 2015 due to lower shipments as compared to the year ended December 31, 2014.

Logistics and Related Activities Segment

In addition to the revenue and cost of product sold factors previously discussed, the decrease in operating loss for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was due to $6.1 million fewer derivative losses and decreased amortization of $3.7 million due to the impairment of port access rights for the year ended December 31, 2015.

In addition to the revenue and cost of product sold factors previously discussed, the decrease in operating income for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was due to the impairment charge of $58.2 million recognized in the fourth quarter of 2015 on port access rights and our equity investment in GPT.  In addition, there were lower gains on our international coal forward contracts and put options of $1.4 million for the year ended December 31, 2015 as compared to gains of $21.4 million for the year ended December 31, 2014.  We also recognized $7.5 million of mark-to-market losses on our highway diesel derivatives for the year ended December 31, 2015 as compared to none in the year ended December 31, 2014.  These decreases were offset by the recognition of $3.7 million of amortization related to port access rights during the year ended December 31, 2015 compared to none for the year ended December 31, 2014.

Other

In addition to the revenue and cost of product sold factors previously discussed, the decrease in operating loss for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was partially offset by Debt restructuring of $4.7 million related to the exchange offers on our senior notes, an increase in SG&A costs of $1.9 million due to higher stock compensation and bonus accrual expense, and impairments of $2.0 million related to a shovel that we no longer expect to use because of declining production.

In addition to the revenue and cost of product sold factors previously discussed, the decrease in operating loss for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was due to the gain recognized on the sale of the Decker Mine interest in 2014.

Other Income (Expense)

The following table presents Other income (expense) (in millions):

	Year Ended
	December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Other income (expense)	$(48.3)	$(47.3)	$(18.5)	(2.1)%	(155.7)%

Other expense for the year ended December 31, 2016 remained similar to the year ended December 31, 2015 as lower imputed interest on our federal coal lease obligations was partially offset by increased amortization of deferred financing costs due to the write-off of $1.3 million related to the decrease in the Credit Agreement’s borrowing capacity.

Other expense for the year ended December 31, 2015 increased as compared to the year ended December 31, 2014 primarily as a result of the 2014 acceleration and release agreement signed with Rio Tinto, which terminated the tax receivable agreement and resulted in a gain of $58.6 million in the year ended December 31, 2014.  This was partially offset by a 2014 loss of $21.5 million related to the early retirement of debt and refinancing as well as lower interest expense of $8.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to lower interest rates on our senior notes and lower imputed interest on our federal coal lease obligations as well as lower outstanding balances.

Income Tax Provision

The following table presents Income tax benefit (expense) (in millions):

	Year Ended
	December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Income tax benefit (expense)	$2.2	$(77.4)	$(34.9)	102.8%	(121.8)%
Effective tax rate	(11.7)%	(60.1)%	30.8%	80.5%	(295.1)%

Our statutory income tax rate including state income taxes, for the years ended December 31, 2016, 2015, and 2014 was approximately 37%.

The difference between our statutory income tax rate and our effective income tax rate for the year ended December 31, 2016 is primarily the result of the change in valuation allowance to maintain the carrying amount of our deferred tax assets at zero.  The difference between our statutory rate and the effective rate for the year ended December 31, 2015 was primarily the result of the increase to the valuation allowance to reduce the carrying amount of our deferred tax assets to zero.  The difference between our statutory rate and the effective rate for the year ended December 31, 2014 was primarily related to the impact of percentage depletion and other items.

In December 2016, we received an assessment from ONRR related to royalties paid on coal sales to international customers during the period 2008 — 2011.  We have appealed the Order and expect to prevail on the merits should the action move beyond our appeal, although there is inherent uncertainty in the litigation process and we cannot assure you that our appeal will be successful.

Liquidity and Capital Resources

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Cash and cash equivalents	$83.7	$89.3	$168.7

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations and borrowing capacity under our Credit Agreement and A/R Securitization Program.  We also have a capital leasing program that could grow over time from its December 31, 2016 balance of $7.5 million for some of our capital equipment purchases subject to the conditions in the master lease agreement.  These programs provide flexibility and liquidity to our capital structure.

Cash balances depend on a number of factors, such as the volume of coal sold by our Owned and Operated Mines segment; the price for which we sell our coal; the costs of mining, including labor, repairs and maintenance, fuel and explosives; the amount of royalties, severance taxes, and other governmental levies that we pay; capital expenditures to acquire property, plant and equipment; the volume of deliveries coordinated by our Logistics and Related Activities segment to customer contracted destinations; the revenue we receive for our logistics services; demurrage and any take-or-pay charges; the results of our derivative financial instruments; coal-fired electricity demand, regulatory changes and energy policies impacting our business; and other risks and uncertainties, including those discussed in Item 1A “Risk Factors.”  Ongoing depressed industry conditions and recent coal producer bankruptcy filings have resulted in increased credit pressures on the coal industry.  Any credit demands by third parties or refusals by banks, surety bond providers, investors or others to extend, renew or refinance credit on commercially reasonable terms may adversely impact our business, financial condition, results of operations, cash flows and liquidity.

Capital expenditures are necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and to add new equipment as necessary.  Capital expenditures (excluding capitalized interest) for the years ended December 31, 2016, 2015 and 2014 were $33.6 million, $37.7 million, and $18.7 million, respectively.  Our anticipated capital expenditures are expected to be between $20 million and $30 million in 2017, which we plan to fund through cash from operations.

Overview of Cash Transactions

We started 2016 with cash and cash equivalents of $89.3 million and concluded the year ended December 31, 2016 with $83.7 million.  The primary reasons for the decrease were capital expenditures of $33.6 million and the cash payment related to the restructuring of the 2019 Notes and 2014 Notes (as defined below) of $18.3 million, partially offset by cash provided by operating activities of $48.7 million.

Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Beginning balance - cash and cash equivalents	$89.3	$168.7	$231.6
Net cash provided by operating activities	48.7	41.6	98.2
Net cash provided by (used in) investing activities	(25.3)	(55.0)	13.4
Net cash used in financing activities	(29.0)	(66.0)	(174.4)
Ending balance - cash and cash equivalents	$83.7	$89.3	$168.7

The increase in cash provided by operating activities from 2015 to 2016 was primarily due to an increase in net income as adjusted for noncash items due to lower operating costs partially offset by a decrease in working capital, including $30.5 million in payments to Westshore and BNSF related to our amended logistics agreements.

The decrease in cash provided by operating activities from 2014 to 2015 was primarily due to a decrease in net income as adjusted for noncash items due to lower realized prices and fewer tons sold, and a decrease in working capital, including $37.5 million in payments to Westshore and BNSF to amend our logistics agreements.

The decrease in cash used in investing activities from 2015 to 2016 was primarily related to the 2016 release of $8.5 million of restricted cash held in an escrow account with Westshore as a result of the 2016 amendment of the throughput agreement compared to a $6.5 million payment of restricted cash in 2015.  In addition, we made no capital contributions to GPT in 2016, compared to $6.6 million of contributions in 2015.  There was a decrease in the purchases of property, plant and equipment of $4.0 million and a decrease of $2.2 million related to port access contract rights from 2015 to 2016.  Finally, we received $2.8 million in 2016 related to an insurance settlement on a flood at our Cordero Rojo Mine in 2014.

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

The decrease in cash used in financing activities from 2015 to 2016 was primarily due to the final federal coal lease payment of $64.0 million in 2015 partially offset by the payment of $18.3 million of cash premium related to the Exchange Offers and the issuance of the 2021 Notes (each as defined below).

The decrease in cash used in financing activities from 2014 to 2015 was primarily due to the net repayment and issuance of senior notes of $100 million and additional deferred financing costs of $14.7 million that occurred in 2014.

Senior Notes

On October 17, 2016, our direct and indirect wholly-owned subsidiaries, CPE Resources and Cloud Peak Energy Finance Corp. (collectively, the “Issuers”), completed offers to exchange (the “Exchange Offers”) up to $400 million aggregate principal amount of their outstanding $300 million aggregate principal balance of 8.50% Senior Notes due 2019 (the “2019 Notes”) and $200 million aggregate principal balance of 6.375% Senior Notes due 2024 (the “2024 Notes”, together with the 2019 Notes, the “Old Notes”) for new 12.00% Second Lien Senior Secured Notes due 2021 to be issued by the Issuers (the “2021 Notes”) and, in some cases, cash consideration, subject to the terms and conditions of the Exchange Offers.  The primary purposes of the Exchange Offers were to extend the maturity of the 2019 Notes to November 2021, to reduce leverage by capturing the trading discounts on the Old Notes and to further our ongoing efforts to provide sufficient liquidity to manage through depressed industry conditions and better position the capital structure to help facilitate a future extension of the Credit Agreement or new bank facility or other line of credit before the Credit Agreement terminates in February 2019.

Holders of $237.9 million aggregate principal amount of the 2019 Notes and $143.6 million aggregate principal amount of the 2024 Notes tendered such notes pursuant to the Exchange Offers.  On October 17, 2016, the Issuers accepted for exchange all such Old Notes validly tendered, issued $290.4 million aggregate principal amount of 2021 Notes, and made cash payments of $26.0 million in the aggregate (including $7.7 million in accrued and unpaid interest) to tendering holders of the Old Notes.  The transaction resulted in recognition of $4.7 million in expenses for the year ended December 31, 2016.  Upon completion of the Exchange Offers, $62.1 million aggregate principal amount of the 2019 Notes and $56.4 million aggregate principal amount of the 2024 Notes remain outstanding.

The exchanges of the Old Notes for the 2021 Notes were accounted for as a troubled debt restructuring.  As the future cash flows of the 2021 Notes were greater than the carrying amount of the Old Notes, no gain was recognized.  The amount of extinguished debt will be amortized over the remaining life of the 2021 Notes using the effective interest method and recognized as a reduction of interest expense.  The effective interest rate of the 2021 Notes is 6.46% compared to the stated rate of 12.00%.  As a result, our reported interest expense will be significantly less than the contractual cash interest payments throughout the term of the 2021 Notes.  Our current tax attributes are expected to offset any cash tax impacts from the Exchange Offers.

We refer to the 2019 Notes, the 2021 Notes, and the 2024 Notes collectively as the “senior notes.”  The 2019 Notes, 2021 Notes, and 2024 Notes bear interest at fixed annual rates of 8.50%, 12.00%, and 6.375%, respectively.  There are no mandatory redemption or sinking fund payments for the senior notes.  Interest payments are due semi-annually on June 15 and December 15 for the 2019 Notes, due semi-annually on May 1 and November 1 for the 2021 Notes, and due semi-annually on March 15 and September 15 for the 2024 Notes.  Subject to certain limitations, we may redeem the 2019 Notes by paying specified redemption prices in excess of their principal amount prior to December 15, 2017, or by paying their principal amount thereafter, plus accrued and unpaid interest, if any.  We may also redeem some or all of the 2021 Notes by paying specified redemption prices in excess of their principal amount, plus accrued and unpaid interest, if any, prior to

November 1, 2020, or by paying their principal amount thereafter, plus accrued and unpaid interest, if any.  Lastly, we may redeem some or all of the 2024 Notes by paying specified redemption prices in excess of their principal amount, plus accrued and unpaid interest, if any, prior to March 15, 2022, or by paying their principal amount thereafter, plus accrued and unpaid interest, if any.

The 2021 Notes and 2024 Notes are jointly and severally guaranteed by CPE Inc. and by all of our existing and future domestic restricted subsidiaries that guarantee our debt under our Credit Agreement.  The 2019 Notes are jointly and severally guaranteed by CPE Inc. and by all of our existing and future restricted subsidiaries that guarantee our debt under our Credit Agreement.  See “—Credit Agreement” below.  Substantially all of our current consolidated subsidiaries, excluding Cloud Peak Energy Receivables LLC, are considered to be restricted subsidiaries and guarantee the senior notes.  The 2021 Notes are secured by second-priority liens on substantially all of our assets.

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

On March 11, 2014, the Issuers issued the 2024 Notes, of which the net proceeds were used to fund a portion of the Issuers’ tender offer and consent solicitation for the Issuers’ previously existing 8.25% Senior Notes due 2017 (“2017 Notes”). When we retired the 2017 Notes, we recognized a loss on early retirement of debt of $19.3 million, which was comprised of $13.8 million related to the premium paid in excess of par, $5.1 million related to the write-off of deferred financing costs and original issue discount, and $0.4 million in related expenses.  The loss is classified in Interest expense.

A/R Securitization Program

In January 2013, we formed Cloud Peak Energy Receivables LLC, a special purpose, bankruptcy-remote wholly-owned subsidiary, to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer undivided interests of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  On February 11, 2013, we executed the A/R Securitization Program with a committed capacity of up to $75 million, which was due to expire on February 11, 2015.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  On January 23, 2015, we entered into an agreement extending the term of the A/R Securitization Program to January 23, 2018.  On January 31, 2017, the A/R Securitization Program was amended to extend the term of the A/R Securitization Program to January 23, 2020, allow for the ability to issue letters of credit, and revise the maximum combined borrowing capacity for both cash and letters of credit to $70 million.  All other terms of the program remained substantially the same.  As of December 31, 2016, the A/R Securitization Program would have allowed for $24 million of borrowing capacity.  There were no borrowings outstanding from the A/R Securitization Program as of December 31, 2016.

Credit Agreement

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

On September 9, 2016, we entered into a Second Amendment to the Credit Agreement (the “Second Amendment”), which replaced the quarterly EBITDA-based financial covenants that previously required us to (a) maintain defined minimum levels of interest coverage and (b) comply with a maximum net secured debt leverage ratio.  These financial covenants were replaced with a new monthly minimum liquidity covenant that requires us to maintain liquidity, as defined in the Credit Agreement, of not less than $125 million as of the last day of each month.  The Second Amendment reduced the maximum borrowing capacity under the Credit Agreement to $400 million, from the previous maximum capacity of $500 million.  It also revised the permitted debt covenant and permitted lien covenant to allow the issuance of second lien debt in an amount up to $350 million.  Additionally, it revised various negative covenants and baskets that would apply to, among other things, the incurrence of debt, making investments, asset dispositions and restricted payments.  Lastly, it established a requirement for deposit account control agreements with the administrative agent for certain of our deposit accounts.  The Second Amendment did not change the maturity of the Credit Agreement, which remains February 21, 2019.

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

As of December 31, 2016, we had no borrowings and the undrawn face amount of letters of credit outstanding under the Credit Agreement was $67.5 million.  As of December 31, 2015, there were no borrowings or letters of credit outstanding under the Credit Agreement.  We were in compliance with the covenants contained in the Credit Agreement as of December 31, 2016 and December 31, 2015.

Liquidity

Our aggregate availability for borrowing under the Credit Agreement and the A/R Securitization Program was approximately $356.5 million as of December 31, 2016.  Our total liquidity, which includes cash and cash equivalents and amounts available under both our Credit Agreement and the A/R Securitization Program, was $440.2 million as of December 31, 2016.

We believe our sources of liquidity will be sufficient to fund our primary ordinary course uses of cash for the next twelve months, which include our costs of coal production and logistics services, capital expenditures, and interest on our debt.

If we do not have sufficient resources from ongoing operations to satisfy our obligations or the timing of payments on our obligations does not coincide with cash inflows from operations, we may need to use our cash on hand or borrow under our Credit Agreement or our A/R Securitization Program.  If the obligation is in excess of these amounts, we may need to seek additional borrowing sources or take other actions.  Depending upon existing circumstances at the time, we may not be able to obtain additional funding on acceptable terms or at all.  In addition, our existing debt instruments contain restrictive covenants, which may prohibit us from borrowing under our Credit Agreement or pursuing certain alternatives to obtain additional funding.

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

As of December 31, we used surety bonds and self-bonding to secure outstanding obligations as follows (in millions):

	2016	2015
Reclamation obligations - surety bonds (1)	$418.2	$394.9
Reclamation obligations - self-bonding (1)	10.0	200.0
Lease obligations (2)	29.7	38.4
Other obligations (3)	0.5	0.6
Total off-balance sheet obligations	$458.4	$633.9

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

Our outstanding surety bonds in respect of our reclamation, lease, and other obligations were $448.4 million as of December 31, 2016 and are required by law.  In addition, we were self-bonded for $10 million related to our reclamation obligations in the State of Wyoming.  Recently, there has been heightened regulatory pressure on reclamation bonding and self-bonding in particular.  In January 2016, the federal OSMRE sent Ten-Day Notices to the Wyoming Department of Environmental Quality regarding self-bonding of certain other coal companies who have filed for bankruptcy.  In its notices, OSMRE asserted that a violation of the Wyoming approved state program may exist by allowing the specified companies to continue mining without sufficient reclamation bonding in place.  State statutes regulate and determine the calculation of the amounts of the bonds that we are required to hold.  We do not believe that these state-mandated estimates are a true reflection of what our actual reclamation costs will be.  Reclamation bond amounts represent an estimate of the near-term reclamation liability that assumes reclamation activities will be performed by a third party during the next one to five years.  Because this evaluation is near-term, it is recalculated on a frequent basis, often annually.  The basis for calculating bond requirements is substantially different than the requirements that apply to the determination of our asset retirement obligation (“ARO”) liability in our Consolidated Balance Sheets, which is determined in accordance with U.S. GAAP.  The state calculates our specific bond requirements considering assumed costs that the state would incur if they were required to complete the reclamation on our behalf.  Additionally, where a multi-year bond, such as a three to five-year bond, is put into place, the state regulatory authority requires that the reclamation liability be calculated for the highest cost scenario over that period.

The carrying amount of our reclamation obligations, as determined in accordance with U.S. GAAP, which are reported in our Consolidated Balance Sheets as ARO liabilities, was $98.2 million as of December 31, 2016, $1.1 million of which is classified as a current liability.  We estimate our ARO liabilities based on disturbed acreage to date and the estimated cost of a third party to perform the work.  The estimated ARO liabilities are based on engineering studies and our engineering expertise related to the reclamation requirements.  We assume that reclamation will be completed after the end of the mine life based on our current reclamation area profiles, which may be a different land disturbance assumption than the state requires, as we generally perform reclamation concurrently with our mining activities.  Finally, the carrying amount of our ARO liabilities reflects discounting of estimated reclamation costs using credit-adjusted, risk-free rates.  For a discussion of the risks relating to our reclamation obligations, see Item 1A “Risk Factors—Risks Related to Our Business and Industry—If the assumptions underlying our reclamation and mine closure obligations are materially inaccurate, our costs could be significantly greater than anticipated.”

Because we are required by state and federal law to have these bonds or letters of credit in place before mining can commence, or continue, our failure to maintain surety bonds, letters of credit, or other guarantees or security arrangements would materially adversely affect our ability to mine or lease coal.  That failure could result from a variety of factors including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of any credit facility then in place.  For a discussion of the risks relating to our surety bonds, see Item 1A “Risk Factors—Risks Related to Our Business and Industry—Failure to maintain our surety bonds on acceptable terms could affect our ability to secure reclamation and coal lease obligations and materially adversely affect our ability to mine or lease coal.”  See Note 19 of Notes to Consolidated Financial Statements in Item 8.

Contractual Obligations

As of December 31, 2016, we had the following contractual obligations (in millions):

					2022 and
	Total	2017	2018-2019	2020-2021	Thereafter
Transportation obligations (1)(2)	$127.1	$27.4	$79.7	$20.0	$—
Senior notes and Credit Agreement (3)	408.9	—	62.1	290.4	56.4
Interest related to long-term obligations (4)	218.5	45.2	87.4	76.9	9.0
Operating and capital lease obligations	12.5	3.7	6.2	2.2	0.4
Coal purchase obligations	4.2	4.2	—	—	—
Capital expenditure obligations	3.2	3.2	—	—	—
Total	$774.4	$83.7	$235.4	$389.5	$65.8

(1)                                 Includes undiscounted port take-or-pay commitments as agreed to in the fourth quarter of 2016 for 2017-2018.  The new agreement does not contain any commitments subsequent to the end of 2018, unless we elect to exercise an option to extend the agreement through 2019.  We have the right to terminate our commitments for 2017 and 2018 at any time in exchange for a buyout payment.  All prior agreements, including the previous take-or-pay commitments through 2024, have been terminated.  These amounts when paid under the new agreement are considered minimum payments on services.  The per tonne loading charges through 2018 reflect these advance payments.

(2)                                 Includes undiscounted rail take-or-pay commitments if we exercise our contractual buyout option in 2019, which requires one year’s notice plus a lump sum payment.  Reflects the 2016-2018 amendment entered in the fourth quarter of 2015.  Assumes we do not ship any export tons, and does not include transportation or other charges based on any actual shipments.  The full term of the agreement continues through 2024.  Assuming we did not exercise our buyout option in 2019 and did not meet minimum shipment requirements, we would owe additional take-or-pay amounts through the remaining term of the agreement.

(3)                                 In October 2016, CPE Resources completed offers to exchange a portion of its 2019 Notes and 2024 Notes for 2021 Notes, resulting in $408.9 million aggregate principal amount of senior notes outstanding, a decrease from the $500 million aggregate principal amount previously owed.  CPE Resources is a party to a $400 million Credit Agreement, under which there were no borrowings outstanding as of December 31, 2016.  See Notes 13 and 14 of Notes to Consolidated Financial Statements in Item 8.

(4)                                 As of December 31, 2016, we had outstanding commitments for interest related to our senior notes.  See Note 13 of Notes to Consolidated Financial Statements in Item 8.

In 2016 and early 2017, we made considerable progress toward decreasing our contractual obligations.  As shown in the following table, we have 1) renegotiated our contracts with Westshore and BNSF, and 2) completed exchange offers for our senior notes.  See Notes 10 and 13 of Notes to Consolidated Financial Statements in Item 8 for further details.

	December 31, 2015	2016 Change and 2017 Subsequent	Post Subsequent Event
	Total (1)	Event	Total (2)
Transportation obligations (3)(4)	$549.0	$(488.0)	$61.0
Senior notes and Credit Agreement	500.0	(91.1)	408.9
Interest related to long-term obligations	210.4	8.1	218.5
Operating and capital lease obligations	11.7	0.8	12.5
Coal purchase obligations	—	4.2	4.2
Capital expenditure obligations	33.9	(30.7)	3.2
Total	$1,305.0	$(596.7)	$708.3

(1)                                 Represents amounts disclosed in the December 31, 2015 Form 10-K.

(2)                                 Reflects amounts as of December 31, 2016 disclosed above, as adjusted for the termination of our previous agreement with BNSF and the new agreement effective April 2017.

(3)                                 As of December 31, 2015, includes previous undiscounted port take-or-pay commitments through the remaining term of the agreement in 2024.  Reflects the 2016-2018 amendment entered in the fourth quarter of 2015.  Assumes we do not ship any export tons, and does not include throughput or other charges based on any actual shipments. As of December 31, 2016, includes undiscounted port take-or-pay commitments as agreed to in the fourth quarter of 2016 for 2017-2018.  The new agreement does not contain any commitments subsequent to the end of 2018, unless we elect to exercise an option to extend the agreement through 2019.  We have the right to terminate our commitments for 2017 and 2018 at any time in exchange for a buyout payment.  All prior agreements, including the previous take-or-pay commitments through 2024, have been terminated.  These amounts when paid under the new agreement are considered minimum payments on services.  The per tonne loading charges through 2018 reflect these advance payments.

(4)                                 As of December 31, 2015, includes previous applicable undiscounted rail take-or-pay commitments if we exercise our contractual buyout option in 2019, which required one year’s notice plus a lump sum payment.  Reflects the previous 2016-2018 amendment entered in the fourth quarter of 2015.  Assumes we do not ship any export tons, and does not include transportation or other charges based on any actual shipments.  Assuming we did not exercise our buyout option in 2019 and did not meet minimum shipment requirements, we would have owed additional take-or-pay amounts through the remaining term of the agreement. In February, 2017 the previous rail agreement was terminated and a new agreement reached.  The new agreement does not contain any commitments subsequent to the end of 2018, unless the parties agree to extend the agreement.  We have the right to terminate our commitments for 2017 and 2018 at any time in exchange for a buyout payment.  If we do not meet the required portion of our nominated tons, there would be incremental liquidated damages due under the new agreement.

Neither of the above tables includes our estimated AROs.  As discussed in “Critical Accounting Policies and Estimates—Asset Retirement Obligations” below, the current and noncurrent carrying amount of our AROs involves a number of estimates, including the amount and timing of the payments to satisfy these obligations.  The timing of payments is based on numerous factors, including projected mine closing dates.  Based on our assumptions, the carrying amount of our AROs (excluding concurrent reclamation and amounts due in the current period) as determined in accordance with U.S. GAAP was $97.0 million as of December 31, 2016.  See Note 16 of Notes to Consolidated Financial Statements in Item 8.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in accordance with U.S. GAAP requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, and revenue and expenses, as well as the disclosure of contingent assets and liabilities.  We base our judgments, estimates, and assumptions on historical information and other known factors that we deem relevant.  Estimates are inherently subjective, as significant management judgment is required regarding the assumptions utilized to calculate accounting estimates in our consolidated financial statements, including the notes thereto.  Actual results could differ materially from the amounts reported based on variability in factors affecting these consolidated financial statements.  Our significant accounting policies are described in Note 3 of Notes to Consolidated Financial Statements in Item 8.  This section describes those accounting policies and estimates that we believe are critical to understanding our consolidated financial statements.

Revenue Recognition

We recognize revenue from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, title has transferred to the customer and collection of the sales price is reasonably assured.  Some coal sales agreements provide for price adjustments based on variations in quality characteristics of the coal shipped.  In certain cases, a customer’s analysis of the coal quality is binding and the results of the analysis are received on a delayed basis.  In these cases, we estimate the amount of the quality adjustment and adjust the estimate to actual when the information is provided by the customer.  Historically, such adjustments have not been material.

Impairment of Long-Lived Assets

The carrying amounts of our mineral properties, equipment, port access rights, and other long-lived assets are sensitive to declines in domestic and international coal prices.  The cash flow models that we use to assess impairment includes numerous assumptions such as our current estimates of forecast coal production, management’s outlook on forward commodity prices, operating and development costs, and discount rates.  If prices remain at current levels for an extended period of time or do not recover as anticipated, if regulatory changes adversely impact coal-fired electricity generation, or if we receive an unfavorable outcome of the litigation described in Note 19, we may incur impairment charges on certain of these assets.

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

Our AROs are recorded when a mine site is disturbed by mining activities and as the extent of disturbance increases.  AROs reflect costs associated with legally required mine reclamation and closure activities, including earthwork, vegetation, and demolition and are estimated based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work.  Spending estimates are adjusted for estimated inflation and discounted at credit-adjusted, risk-free rates to arrive at a present value of estimated future reclamation costs.  Upon initial recognition of the ARO, a corresponding amount is capitalized as part of the carrying value of the related long-lived asset.  As changes in estimates occur (such as changes in estimated costs or timing of reclamation activities resulting from mine plan revisions or new LBAs), the ARO liability and related asset are adjusted to reflect the updated estimates.  If a reduction of the ARO exceeds the carrying amount of the related asset retirement cost, the adjustment is recorded as a reduction of Depreciation and depletion.  Annually, we analyze AROs on a mine-by-mine basis and, if necessary, adjust the balance to take into account any changes in estimates.  In addition, on an interim basis, we may update the liability based on significant changes to the life of mine.

Seasonality

Our customers generally respond to seasonal variations in electricity demand based upon the number of heating degree days and cooling degree days.  Due to utility stockpile management, our coal sales do not experience the same direct seasonal volatility; however, extended mild weather patterns can materially and adversely impact the demand and pricing for our coal.  In addition, mild weather can reduce demand and therefore, the price for natural gas, which can displace coal in electricity generation.  Our sales typically benefit from decreases in customers’ stockpiles due to high electricity demand.  Conversely, when these stockpiles increase, demand and pricing for our coal will typically soften.  Further, our ability to deliver coal is impacted by the seasons.  For example, in the spring and summer of 2011, the Midwest region experienced severe flooding which disrupted rail service to mines in the PRB and affected the ability of those customers who were impacted by the flooding to take coal deliveries.  Some scientists have opined that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes, which increase the frequency and severity of storms, droughts and floods and other climatic events.  If any such effects were to occur in areas where we or our clients operate, they could have an adverse effect on our assets and operations.

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

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by U.S. GAAP.  A quantitative reconciliation of historical net income (loss) to Adjusted EBITDA is found in the tables below.

EBITDA represents net income (loss) before: (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, and (4) amortization.  Adjusted EBITDA represents EBITDA as further adjusted for accretion, which represents non-cash increases in asset retirement obligation liabilities resulting from the passage of time, and specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are: (1) adjustments to exclude the changes in the Tax Receivable Agreement, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid, (3) adjustments to exclude non-cash impairment charges, (4) adjustments to exclude debt restructuring costs, and (5) adjustments to exclude the gain from the sale of our 50% non-operating interest in the Decker Mine in September 2014.  We enter into certain derivative financial instruments such as put options that require the payment of premiums at contract inception.  The reduction in the premium value over time is reflected in the mark-to-market gains or losses.  Our calculation of Adjusted EBITDA does not include premiums paid for derivative financial instruments; either at contract inception, as these payments pertain to future settlement periods, or in the period of contract settlement, as the payment occurred in a preceding period.  Because of the inherent uncertainty related to the items identified above, management does not believe it is able to provide a meaningful forecast of the comparable U.S. GAAP measures or reconciliation to any forecasted U.S. GAAP measure.

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

We believe Adjusted EBITDA is also useful to investors, analysts and other external users of our consolidated financial statements in evaluating our operating performance from period to period and comparing our performance to similar operating results of other relevant companies.  Adjusted EBITDA allows investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and depletion, amortization and accretion and other specifically identified items that are not considered to directly reflect our core operations.

Our management recognizes that using Adjusted EBITDA as a performance measure has inherent limitations as compared to net income (loss) or other U.S. GAAP financial measures, as this non-GAAP measure excludes certain items, including items that are recurring in nature, which may be meaningful to investors.  Adjusted EBITDA excludes interest expense and interest income; however, as we have historically borrowed money in order to finance transactions and operations and have invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and influence our ability to generate revenue and returns for stockholders.  Adjusted EBITDA excludes depreciation and depletion and amortization; however, as we use capital and intangible assets to generate revenue, depreciation, depletion and amortization are necessary elements of our costs and ability to generate revenue.  Adjusted EBITDA also excludes accretion expense; however, as we are legally obligated to pay for costs associated with the reclamation and closure of our mine sites, the periodic accretion expense relating to these reclamation costs is a necessary element of our costs and ability to generate revenue.  Adjusted EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations.  Adjusted EBITDA excludes the changes in the TRA.  Adjusted EBITDA excludes fair value mark-to-market gains or losses for derivative financial instruments and premiums paid at contract inception; however, Adjusted EBITDA includes cash amounts received or paid upon contract settlement on derivative financial instruments.  Adjusted EBITDA excludes adjustments to non-cash impairment charges.  Adjusted EBITDA excludes debt restructuring costs.  Finally, Adjusted EBITDA excludes the gain from the sale of the Decker Mine; however, the release of the reclamation and other liabilities was a significant benefit to us.

As a result of these exclusions, Adjusted EBITDA should not be considered in isolation and does not purport to be an alternative to net income (loss) or other U.S. GAAP financial measures as a measure of our operating performance.

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

Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

A quantitative reconciliation for each of the periods presented of net income (loss) to Adjusted EBITDA is as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions)
Net income (loss)	$21.8	$(204.9)	$79.0	$52.0	$173.7
Interest income	(0.1)	(0.2)	(0.3)	(0.4)	(1.1)
Interest expense	47.4	47.6	77.2	41.7	36.3
Income tax expense (benefit)	(2.2)	77.4	34.9	11.6	62.6
Depreciation and depletion	27.2	66.1	112.0	100.5	94.6
Amortization of port access rights	—	3.7	—	—	—
EBITDA	94.1	(10.4)	302.8	205.3	366.1
Accretion	6.6	12.6	15.1	15.3	13.2
Tax agreement expense (benefit) (1)	—	—	(58.6)	10.5	(29.0)
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains) (2)	(8.2)	30.6	(7.8)	(25.6)	(22.8)
Inclusion of cash amounts received (paid) (3)(4)	(3.3)	(0.6)	24.7	13.0	11.2
Total derivative financial instruments	(11.5)	30.0	16.9	(12.6)	(11.5)
Impairments	4.6	91.5	—	—	—
Gain on sale of Decker Mine interest	—	—	(74.3)	—	—
Debt restructuring costs	4.7	—	—	—	—
Adjusted EBITDA	$98.6	$123.8	$201.9	$218.6	$338.8

(1)                                 Changes to related deferred taxes are included in income tax expense.

(2)                                 Fair value mark-to-market (gains) losses reflected in the Consolidated Statements of Operations.

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

Adjusted EBITDA by Segment

	Year Ended
	December 31,
	2016		2015		2014
Owned and Operated Mines
Adjusted EBITDA		$143.7		$209.9		$240.8
Depreciation and depletion		(29.1)		(64.9)		(107.6)
Accretion		(6.0)		(12.0)		(11.7)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	$8.1		$(24.6)		$(13.6)
Inclusion of cash amounts (received) paid (1)	10.4		14.0		2.3
Total derivative financial instruments		18.5		(10.6)		(11.3)
Impairments		(2.6)		(33.4)		—
Other		1.0		—		(0.3)
Operating income (loss)		125.5		89.0		109.9

Logistics and Related Activities
Adjusted EBITDA		(23.6)		(44.7)		9.8
Amortization of port access rights		—		(3.7)		—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	0.1		(6.1)		21.4
Inclusion of cash amounts (received) paid (1)	(7.1)		(13.4)		(27.0)
Total derivative financial instruments		(7.0)		(19.5)		(5.6)
Impairments		—		(58.2)		—
Other		1.7		0.6		0
Operating income (loss)		(28.9)		(125.5)		4.2

Other
Adjusted EBITDA		(20.9)		(40.0)		(47.4)
Depreciation and depletion		1.9		(1.1)		(4.5)
Accretion		(0.6)		(0.6)		(3.4)
Gain on sale of Decker Mine interest		—		—		74.3
Debt restructuring costs		(4.7)		—		—
Impairment		(2.0)		—		—
Other		(2.4)		(1.8)		—
Operating income (loss)		(28.7)		(43.5)		19.0

Eliminations
Adjusted EBITDA		(0.6)		(1.4)		(1.2)
Operating income (loss)		(0.6)		(1.4)		(1.2)
Consolidated operating income (loss)		67.3		(81.4)		131.8
Interest income		0.1		0.2		0.3
Interest expense		(47.4)		(47.6)		(77.2)
Tax agreement benefit (expense)		—		—		58.6
Other, net		(1.0)		0.1		(0.2)
Income tax benefit (expense)		2.2		(77.4)		(34.9)
Earnings from unconsolidated affiliates, net of tax		0.7		1.2		0.6
Net income (loss)		$21.8		$(204.9)		$79.0

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

Commodity Price Risk

Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal sales agreements of varying terms and durations.  Market risk includes the potential for changes in the market value of our coal portfolio, which includes index sales, export pricing, and PRB derivative financial instruments.  As of February 2017, we had committed to sell approximately 54 million tons for 2017, of which 53 million tons are under fixed-price contracts.  A $1 change to the average coal sales price per ton for the 1 million unpriced tons would result in an approximate $1 million change to the coal revenue.

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $4.5 million over the next 12 months.  In addition, we use WTI derivative financial instruments to manage certain exposures to diesel fuel prices.  If WTI decreases by 10%, we would incur additional costs of $3.3 million.  The terms of the program are disclosed in Note 7 to our notes to consolidated financial statements in Item 8.

Interest Rate Risk

Our Credit Agreement and A/R Securitization Program are subject to adjustable interest rates.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  We had no outstanding borrowings under our Credit Agreement or A/R Securitization Program as of December 31, 2016.  If we borrow funds under the Credit Agreement or A/R Securitization Program, we may be subject to increased sensitivity to interest rate movements.

Some of the $7.5 million of borrowings under the capital leasing program are also subject to adjustable interest rates although any change to the rate would not have a significant impact on cash flow.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cloud Peak Energy Inc.,

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1)  present fairly, in all material respects, the financial position of Cloud Peak Energy Inc. and its subsidiaries (“the Company”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 15, 2017

CLOUD PEAK ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended
	December 31,
	2016	2015	2014
Revenue	$800,438	$1,124,111	$1,324,044

Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization, and accretion, shown separately)	646,404	950,580	1,094,257
Depreciation and depletion	27,218	66,064	112,022
Amortization of port access rights (Note 10)	—	3,710	—
Accretion (Note 16)	6,645	12,555	15,136
(Gain) loss on derivative financial instruments (Note 7)	(8,180)	30,635	(7,805)
Selling, general and administrative expenses	50,868	48,925	50,201
Impairments (Note 9)	4,609	91,541	—
Debt restructuring costs	4,665	—	—
Other operating costs	941	1,492	2,693
Total costs and expenses	733,170	1,205,502	1,266,504
Gain on sale of Decker Mine interest (Note 4)	—	—	(74,262)
Operating income (loss)	67,268	(81,391)	131,802

Other income (expense)
Interest income	138	170	259
Interest expense (Note 15)	(47,434)	(47,561)	(77,160)
Tax agreement benefit (expense) (Note 12)	—	—	58,595
Other, net	(1,001)	62	(202)
Total other income (expense)	(48,297)	(47,329)	(18,508)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	18,971	(128,720)	113,294
Income tax benefit (expense) (Note 17)	2,213	(77,380)	(34,913)
Income (loss) from unconsolidated affiliates, net of tax (Note 11)	657	1,200	579
Net income (loss)	21,841	(204,900)	78,960

Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs (Note 18)	(5,253)	1,252	989
Postretirement medical plan adjustments (Note 18)	(1,792)	(3,874)	(5,564)
Postretirement medical plan change (Note 18)	42,851	—	—
Write-off of prior service costs related to Decker Mine pension plan (Note 21)	—	—	3,183
Income tax on postretirement medical and pension changes	(971)	970	372
Other comprehensive income (loss)	34,835	(1,652)	(1,020)
Total comprehensive income (loss)	$56,676	$(206,552)	$77,940

Income (loss) per common share (Note 22)
Basic	$0.36	$(3.36)	$1.30
Diluted	$0.35	$(3.36)	$1.29
Weighted-average shares outstanding - basic	61,328	61,053	60,826
Weighted-average shares outstanding - diluted	62,290	61,053	61,295

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$83,708	$89,313
Accounts receivable	49,311	43,248
Due from related parties	—	160
Inventories, net (Note 5)	68,683	76,763
Derivative financial instruments (Note 7)	752	—
Income tax receivable	1,601	8,659
Other prepaids and deferred charges	20,361	25,945
Other assets	741	98
Total current assets	225,157	244,186

Noncurrent assets
Property, plant and equipment, net (Note 8)	1,432,361	1,488,371
Goodwill (Note 9)	2,280	2,280
Other assets	54,978	67,323
Total assets	$1,714,776	$1,802,160

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$27,678	$44,385
Royalties and production taxes	63,018	74,054
Accrued expenses	35,857	42,317
Due to related parties	71	—
Other liabilities	2,567	2,133
Total current liabilities	129,191	162,889

Noncurrent liabilities
Senior notes (Note 13)	475,009	491,160
Asset retirement obligations, net of current portion (Note 16)	97,048	151,755
Accumulated postretirement benefit obligation, net of current portion (Note 18)	22,950	60,845
Royalties and production taxes	21,557	34,680
Other liabilities	17,360	12,950
Total liabilities	763,115	914,279
Commitments and Contingencies (Note 19)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 61,942 and 61,647 shares issued and 61,465 and 61,170 outstanding as of December 31, 2016 and December 31, 2015, respectively)	615	612
Treasury stock, at cost (477 shares as of both December 31, 2016 and December 31, 2015, respectively)	(6,498)	(6,498)
Additional paid-in capital	581,975	574,874
Retained earnings	353,685	331,844
Accumulated other comprehensive income (loss)	21,884	(12,951)
Total equity	951,661	887,881
Total liabilities and equity	$1,714,776	$1,802,160

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balances as of December 31, 2013	60,896	609	400	(5,667)	559,602	457,784	(10,279)	1,002,049
Net income (loss)	—	—	—	—	—	78,960	—	78,960
Write-off of prior service costs related to Decker Mine pension, net of tax	—	—	—	—	—	—	2,038	2,038
Postretirement benefit adjustment, net of tax	—	—	—	—	—	—	(3,058)	(3,058)
Write off of excess tax benefits related to equity-based compensation	—	—	—	—	(914)	—	—	(914)
Employee stock purchases	56	1	—	—	794	—	—	795
Equity-based compensation expense	—	—	—	—	7,966	—	—	7,966
Restricted stock issuance, net of forfeitures	16	—	3	—	—	—	—	—
Employee common stock withheld to cover withholding taxes	(29)	(1)	29	(576)	(15)	—	—	(592)
Exercise of stock options	83	1	—	—	589	—	—	590
Balances as of December 31, 2014	61,022	610	432	(6,243)	568,022	536,744	(11,299)	1,087,834

Net income (loss)	—	—	—	—	—	(204,900)	—	(204,900)
Postretirement benefit adjustment, net of tax	—	—	—	—	—	—	(1,652)	(1,652)
Write-off of excess tax benefits related to equity-based compensation	—	—	—	—	(415)	—	—	(415)
Employee stock purchases	136	1	—	—	585	—	—	586
Equity-based compensation expense	—	—	—	—	6,935	—	—	6,935
Restricted stock issuance, net of forfeitures	56	1	1	—	(1)	—	—	—
Employee common stock withheld to cover withholding taxes	(44)	—	44	(255)	(252)	—	—	(507)
Balances as of December 31, 2015	61,170	612	477	(6,498)	574,874	331,844	(12,951)	887,881

Net income (loss)	—	—	—	—	—	21,841	—	21,841
Postretirement benefit adjustment, net of tax	—	—	—	—	—	—	34,835	34,835
Employee stock purchases	134	1	—	—	457	—	—	458
Equity-based compensation expense	—	—	—	—	6,845	—	—	6,845
Restricted stock issuance, net of forfeitures	230	2	—	—	(2)	—	—	—
Employee common stock withheld to cover withholding taxes	(69)	—	—	—	(199)	—	—	(199)
Balances as of December 31, 2016	61,465	$615	477	$(6,498)	$581,975	$353,685	$21,884	$951,661

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$21,841	$(204,900)	$78,960
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	27,218	69,774	112,022
Accretion	6,645	12,555	15,136
Impairments	4,609	91,541	—
Earnings from unconsolidated affiliates, net of tax	(657)	(1,200)	(579)
Distributions of income from unconsolidated affiliates	1,515	—	2,250
Deferred income taxes	(971)	79,486	31,921
Gain on sale of Decker Mine interest	—	—	(74,262)
Tax agreement expense (benefit)	—	—	(58,595)
Equity-based compensation expense	13,064	6,935	7,966
(Gain) loss on derivative financial instruments	(8,180)	30,635	(7,805)
Cash received (paid) on derivative financial instrument settlements	(3,305)	(585)	24,672
Premium payments on derivative financial instruments	—	(5,813)	(3,950)
Non-cash interest expense related to early retirement of debt and refinancings	1,254	—	7,338
Net periodic postretirement benefit costs	(1,841)	8,096	7,880
Addback of debt restructuring costs	4,665	—	—
Payments for 2015 amendment of logistics contracts	(22,500)	(37,500)	—
Payment for 2016 amendment of logistics contract	(8,000)	—	—
Logistics volume shortfall expense	32,667	—	—
Other	3,798	16,736	4,137
Changes in operating assets and liabilities:
Accounts receivable	(8,889)	44,012	(12,825)
Inventories, net	8,047	3,153	(4,218)
Other assets	16,057	(18,202)	15,103
Other liabilities	(38,321)	(53,134)	(1,977)
Tax agreement liability	—	—	(45,000)
Net cash provided by (used in) operating activities	48,716	41,589	98,174

Investing activities
Purchases of property, plant and equipment	(33,639)	(37,662)	(18,719)
Cash paid for capitalized interest	(1,444)	(843)	(4,133)
Investments in marketable securities	—	—	(8,159)
Maturity and redemption of investments	—	—	88,845
Investment in port access rights	—	(2,160)	(39,260)
Investment in unconsolidated affiliate	—	(6,570)	—
Investment in development projects	(1,500)	(1,526)	(3,522)
Payment of restricted cash	(725)	(6,500)	—
Return of restricted cash	8,500	—	—
Insurance proceeds	2,826	—	—
Other	659	223	(1,687)
Net cash provided by (used in) investing activities	(25,323)	(55,038)	13,365

Financing activities
Principal payments on federal coal leases	—	(63,970)	(58,958)
Issuance of senior notes	—	—	200,000
Repayment of senior notes	—	—	(300,000)
Payment of deferred financing costs	(3,624)	(342)	(14,755)
Cash paid on tender of 2019 and 2024 senior notes	(18,335)	—	—
Payment of debt restructuring costs	(4,665)	—	—
Other	(2,374)	(1,671)	(714)
Net cash provided by (used in) financing activities	(28,998)	(65,983)	(174,427)

Net increase (decrease) in cash and cash equivalents	(5,605)	(79,432)	(62,888)
Cash and cash equivalents at beginning of period	89,313	168,745	231,633
Cash and cash equivalents at end of period	$83,708	$89,313	$168,745

Supplemental cash flow disclosures
Interest paid	$39,560	$46,445	$50,330
Income taxes paid (refunded)	$(8,443)	$10,049	$(6,874)
Supplemental noncash investing and financing activities
Capital expenditures included in accounts payable	$3,227	$682	$2,144
Assets acquired under capital leases	$964	$1,568	$1,209
Port access rights acquired in connection with sale of Decker Mine interest	$—	$—	$5,000
Debt restructuring of 2019 and 2024 senior notes (Note 13)	$(290,366)	$—	$—
Debt issuance of 2021 senior notes (Note 13)	$290,366	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business

We are one of the largest producers of coal in the United States of America (“U.S.”) and the PRB, based on our 2016 coal sales.  We operate some of the safest mines in the coal industry.  According to the most current MSHA data, we have one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.  We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., where we own and operate three surface coal mines: the Antelope Mine, the Cordero Rojo Mine, and the Spring Creek Mine.

Our Antelope Mine and Cordero Rojo Mine are located in Wyoming and our Spring Creek Mine is located in Montana.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation.  In 2016, the coal we produced generated approximately 3% of the electricity produced in the U.S.  We do not produce any metallurgical coal.

In addition, we have two development projects, both located in the Northern PRB.  The Youngs Creek project is an undeveloped surface mine project located in Wyoming, seven miles south of our Spring Creek Mine, and contiguous with the Wyoming-Montana state line.  The Big Metal project is located near the Youngs Creek project on the Crow Indian Reservation in southeast Montana.  These two projects are described in more detail under Item 1. “Business — Development Projects.”

Our logistics business provides a variety of services designed to facilitate the sale and delivery of coal.  These services include the purchase of coal from third parties or from our owned and operated mines, coordination of the transportation and delivery of purchased coal, negotiation of take-or-pay rail agreements and take-or-pay port agreements and demurrage settlement with vessel operators.  See Note 10 for further discussion.

2.  Basis of Presentation

Principles of Consolidation

We consolidate the accounts of entities in which we have a controlling financial interest under the voting control model.  We accounted for our 50% non-operating interest in the Decker Mine, which was sold on September 12, 2014, using the proportionate consolidation method, whereby our share of Decker Mine’s assets, liabilities, revenue and expenses were included in our consolidated financial statements through the date of the sale.  Investments in other entities that we do not control but have the ability to exercise significant influence over the investee’s operating and financial policies, are accounted for under the equity method.  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the Unites States of America (“U.S. GAAP”).  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Critical Accounting Policies

We consider certain accounting policies to be critical, as their application requires management’s judgment about the effects of matters that are inherently uncertain. The following is a discussion of the accounting policies we consider critical to our consolidated financial statements.

Revenue Recognition

We recognize revenue from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, title has transferred to the customer and collection of the sales price is reasonably assured.

Coal sales revenue include sales to customers of coal produced at our facilities and coal purchased from other companies.  Coal sales are made to our customers under the terms of coal sales agreements, most of which have a term greater than one year.  Under the typical terms of these coal sales agreements, title and risk of loss transfer to the customer at the time the coal is shipped, which is the point at which revenue is recognized.  Certain contracts provide for title and risk of loss transfer at the point of destination, in which case revenue is recognized when it arrives at its destination.

Coal sales agreements typically contain coal quality specifications.  With coal quality specifications in place, the raw coal sold by us to the customer at the delivery point must be substantially free of magnetic material and other foreign material impurities, and crushed to a maximum size as set forth in the respective coal sales agreement.  Prior to billing the customer, price adjustments are made based on quality standards that are specified in the coal sales agreement, such as Btu factor, moisture, ash, and sodium content and can result in either increases or decreases in the value of the coal shipped.

Transportation and related costs are included in Cost of product sold, and amounts we bill to our customers for transportation are included in Revenue.

Impairment of Long-Lived Assets

The carrying amounts of our mineral properties, equipment, port access rights, and other long-lived assets are sensitive to declines in domestic and international coal prices.  The cash flow models that we use to assess impairment includes numerous assumptions such as our current estimates of forecast coal production, management’s outlook on forward commodity prices, operating and development costs, and discount rates.  If prices remain at current levels for an extended period of time or do not recover as anticipated, if regulatory changes adversely impact coal-fired electricity generation, or if we receive an unfavorable outcome of the litigation described in Note 19, we may incur impairment charges on certain of these assets.

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

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Allowance for Doubtful Accounts Receivable

We determine an allowance for doubtful accounts based on the aging of accounts receivable, historical experience, and management judgment.  We write off accounts receivable against the allowance when we determine a balance is uncollectible and we no longer continue to actively pursue collection of the receivable.  Based on our assessment of the above criteria, an allowance for doubtful accounts was not required as of December 31, 2016 and 2015.

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

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Upon the award date of federal coal leases, pursuant to which payments are required to be made in equal annual installments, we recognize an asset for the related mineral rights in Property, plant and equipment, net and a corresponding liability for our future payment obligations in current and non-current liabilities.  The amount recognized as an asset is the sum of the initial installment due at the effective date of the lease and the amount recognized in current and non-current liabilities, which reflects the present value of the remaining installments.  We determine the present value of the remaining installments using an estimate of the credit-adjusted, risk-free rates that reflects our credit rating.  Interest expense is recognized over the term of the lease based on the imputed interest rate that was used to determine the initial current and non-current liabilities amount on the effective date.  Such interest may be capitalized while activities are in progress to prepare the acquired coal reserves for mining.

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

Repairs and Maintenance

We capitalize costs associated with major renewals and improvements.  Expenditures to replace or completely rebuild major components of major equipment, which are required at predictable intervals to maintain or extend asset life or performance, are capitalized.  These major components are capitalized separately from the major equipment and depreciated according to their own estimated useful life, rather than the estimated useful life of the major equipment.  All other costs of repairs and maintenance are charged to expense as incurred.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exploration Costs

We expense all direct costs incurred in identifying new resources and in converting resources to reserves at development and production stage projects.  Exploration costs are included in Cost of product sold and consisted of the following for the years ended December 31 (in thousands):

	2016	2015	2014
Exploration Costs	$1,179	$1,778	$3,101

Derivative Financial Instruments

We are exposed to various types of risk in the normal course of business, including fluctuations in the price at which we are able to sell our coal in the future and the price we are able to purchase diesel fuel used in our operations.  We seek to mitigate some of the volatility of these fluctuations by using derivative financial instruments.  We recognize all derivative financial instruments as assets or liabilities at their respective fair values in the Consolidated Balance Sheets.  All derivative financial instruments are included in current assets or liabilities as we have the ability to settle the positions at any time.  Gains or losses from changes in the fair value of derivative financial instruments are recognized immediately in the Consolidated Statements of Operations in Operating income (loss).  Assets and liabilities with the same counterparty, where right of offset is allowed, are recorded on a net basis in the Consolidated Balance Sheets.

Our derivative financial instruments do not qualify for hedge accounting; therefore, changes in the fair value of the derivative financial instruments are recorded in Derivative financial instruments in the Consolidated Statements of Operations each period using mark-to-market accounting.

Fair Value of Financial Instruments

Our financial instruments include cash equivalents, accounts receivable, amounts due from related parties, accounts payable, and certain current liabilities.  Due to the short-term nature of these instruments, we believe that their carrying amounts approximated fair value.

Certain cash equivalents and derivative financial instruments are reported in our Consolidated Balance Sheets at fair value.  We categorize assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation.  See Notes 6 and 7.

Pensions and Other Postretirement Benefits

Our employees participate in defined contribution retirement plans, which require us to make contributions based on a percentage of compensation or to match employee contributions, subject to limitations.  We recognize compensation expense for our required contributions as incurred.

Our postretirement medical plan provides retiree medical benefits for our employees.  We accrue costs of these benefits over the employees’ period of active service.  These costs are determined on an actuarial basis.  In April 2016, we communicated certain changes in our Retiree Medical Plan to employees that became effective January 1, 2017.  Changes include a decrease in the number of active employees that are eligible for the plan as well as moving to a defined contribution plan away from a defined benefit plan.  See Note 18.

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

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Income Based Taxes and Royalties

We are subject to certain production, severance, and extraction taxes and royalties that are charged based on coal production or coal sales.  The taxes and royalties are paid to federal, state and local governments or to private parties based on legally established methodologies, rates, and timeframes.  Amounts payable within one year are classified as current liabilities and are included in Royalties and production taxes in the Consolidated Balance Sheets.  Amounts payable after one year are included in Other liabilities, noncurrent.  We are open to federal and state audits on our non-income based taxes and royalties until statutes of limitations expire.  Through the normal course of business, we receive audit findings and assessments, which may be resolved or disputed and appealed.  If it is determined that it is more likely than not that adjustments to our filed positions are warranted, we record an accrual.

Equity-Based Compensation

We grant restricted stock and performance-based share units to certain officers, employees and non-employee directors under our Long-Term Incentive Plan (LTIP) and have granted stock options in the past.  We measure the cost of equity-based employee compensation based on the fair value of the award and recognize that cost over the period during which the recipient is required to provide services in exchange for the award, typically the vesting period.  Awards granted to employees generally cliff vest over a three-year period while awards granted to non-employee directors vest in one year.  The granting of restricted stock results in recognition of compensation cost measured at the grant-date market price.  Compensation cost for stock options is measured based on grant-date fair value of the award using the Black-Scholes option valuation model and for equity settled performance-based share units, a Monte Carlo simulation is utilized.  For performance-based share units that are expected to be settled in cash upon any vesting, such as the 2016 grant, which vests in 2019, compensation cost is equal to its fair value as of the period-end based upon the share price and our relative total stockholder return and is classified as a liability.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows — Restricted Cash (“ASU 2016-18”), which requires the statement of cash flows to explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We are considering the impact the adoption of ASU 2016-18 may have on our presentation of cash flows.

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes — Intra-Entity Asset Transfers of Assets other than Inventory (“ASU 2016-16”), which would require the recognition of the tax expense from the sale of an asset other than inventory when the transfer occurs, rather than when the asset is sold to a third party or otherwise recovered through use. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

within those fiscal years.  Early adoption is permitted.  We are considering the impact the adoption of ASU 2016-16 may have on our results of operations, financial condition, and cash flows.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Share Based Payment Accounting (“ASU 2016-09”), which simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted.  We do not anticipate that adoption of this standard will have a significant impact on our results of operations, financial condition, and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which would require the lessee to recognize the assets and liabilities on all leases that may have not been recognized in the past.  The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Although early adoption is permitted, we anticipate adopting the new standard effective January 1, 2019. We are still evaluating the impact the adoption of ASU 2016-02.  However, based upon our initial reviews and the future payments under operating leases disclosed in Note 19, we do not currently anticipate that adoption of this standard will have a significant impact on our results of operations, financial condition, and cash flows.

From May 2014 through December 2016, the FASB issued several ASUs related to Revenue from Contracts with Customers.  These ASUs are intended to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts.  The new guidance is effective for interim and annual periods beginning after December 15, 2017, although entities may adopt one year earlier if they choose.  The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.

During 2016, we started our initial review of contracts with customers and have determined that for the significant majority of our contracts, we do not currently anticipate there would be any change to timing or method of recognizing revenue.  As such, we do not believe this new standard will have a material impact on our results of operations, financial condition or cash flows.  We are planning to adopt the new standard as of January 1, 2018 and utilize the modified retrospective method.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (“ASU 2014-15”), which would require disclosure of uncertainties about an entity’s ability to continue as a going concern.  The new guidance is effective for the annual period ending after December 15, 2016 and for interim periods thereafter.  We adopted ASU 2014-15 as of December 31, 2016, which did not have a significant impact on our financial statement disclosures.

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

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, an affiliate of Ambre Energy granted us an option for up to 7.7 million tons per year of its throughput capacity at the proposed Millennium Bulk Terminals (“MBT”) coal export facility.  We originally valued the option using a discounted cash flow analysis based on comparable agreements, the terms of the agreement and general market data.

As a result of this agreement, during the year ended December 31, 2014, we recognized a gain on sale of the Decker Mine interest of $74.3 million as follows (in thousands):

Net cash surrendered	$(207)
ARO liability released	72,175
Millennium Bulk Terminals option	5,000
Write-off of prior service costs related to the Decker Mine pension plan	(3,183)
Net other (assets) liabilities	820
Other	(343)
Pre-tax gain on sale of Decker Mine interest	$74,262

Results of operations for our proportionate share of the Decker Mine up to the date of sale included in the Consolidated Statements of Operations consist of the following for the year ended December 31, 2014 (in thousands):

Revenue	$15,653
Costs and expenses	19,475
Operating income (loss)	(3,823)
Other income (expense)	(41)
Income (loss) before income tax provision	$(3,863)

5.  Inventories, Net

Inventories, net, consisted of the following as of December 31 (in thousands):

	2016	2015
Materials and supplies	$67,933	$74,353
Less: Obsolescence allowance	(956)	(988)
Material and supplies, net	66,977	73,365
Coal inventory	1,706	3,398
Inventories, net	$68,683	$76,763

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

•                              Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We had no Level 3 financial assets or liabilities as of December 31, 2016 or 2015.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying Consolidated Balance Sheets (in thousands):

	Fair Value as of December 31, 2016
Description	Level 1	Level 2	Total
Assets
Money market funds(1)	$12,997	$—	$12,997
Derivative financial instruments	$—	$752	$752
Liabilities
Derivative financial instruments	$—	$—	$—

	Fair Value as of December 31, 2015
Description	Level 1	Level 2	Total
Assets
Money market funds(1)	$41,285	$—	$41,285
Liabilities
Derivative financial instruments	—	10,734	10,734

(1)                                 Included in Cash and cash equivalents along with $70.7 million and $48.0 million of demand deposits as of December 31, 2016 and 2015, respectively.

We did not have any transfers between levels during the years ended December 31, 2016 and 2015.  Our policy is to value all transfers between levels using the beginning of period valuation.

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

Under the international coal forward contracts, if the monthly average index price is lower than the contract price, we receive the difference, and if the monthly average index price is higher than the contract price, we pay the difference.  For our 2016 positions, we executed offsetting contracts to lock in the amount we received each month.

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

During the year ended December 31, 2015, we entered into international coal put options. Under the international put options, if the monthly average index price was lower than the option price, we received the difference, and if the monthly average index price was higher than the option price, we did not receive or pay anything.  All of our international coal put option positions were closed as of December 31, 2015 as forecasted shipments were reduced to zero for 2016 under the amended port and rail agreements described in Note 10.  We did not enter in to any international coal put options during the year ended December 31, 2016.

WTI Derivatives

We use derivative financial instruments, such as collars and swaps, to help manage our exposure to market changes in diesel fuel prices.  The derivatives are indexed to the West Texas Intermediate (“WTI”) crude oil price as quoted on the

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New York Mercantile Exchange.  As such, the nature of the derivatives does not directly offset market changes to our diesel costs.

Under a collar agreement, we pay the difference between the monthly average index price and a floor price if the index price is below the floor, and we receive the difference between the ceiling price and the monthly average index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and ceiling prices.  While we would not receive the full benefit of price decreases beyond the floor price, the collars mitigate the risk of crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on our cash flow.  We used collar agreements to fix a portion of our forecasted diesel costs for 2016.  All collar agreements were settled as of December 31, 2016.

Under a swap agreement, if the monthly average index price is higher than the swap price, we receive the difference and if the monthly average index price is lower than the swap price, we pay the difference.  We used swap agreements to fix a portion of our forecasted diesel costs for 2016 and all of our forecasted diesel costs for 2017.

As of December 31, 2016, we were fully hedged for 2017 and held the following WTI derivative financial instruments:

	Swaps
Settlement Period	Notional Amount	Weighted- Average per Barrel
	(barrels in
	thousands)
2017 swap positions (1)	636	$55.00
Total	636	$55.00

(1)                                 Represents 100% of expected diesel consumption for 2017.

U.S. On-Highway Diesel Derivatives

Additionally, we entered into swap positions indexed to the U.S. On-Highway Diesel prices to help fix a portion of the rail fuel surcharge for 2015 and 2016.  These swap positions were intended to help manage risk around price fluctuations in the rail fuel surcharge for our rail transportation cost for coal shipments to Westshore.  The rail fuel surcharge is priced using the Department of Energy’s U.S. On-Highway Diesel Fuel Prices (“U.S. On-Highway Diesel”).  Under the swap agreement, if the monthly average index price was higher than the swap price, we received the difference, and if the monthly average index price was lower than the swap price, we paid the difference.  All of our U.S. On-Highway Diesel swap positions were closed as of December 31, 2015 as forecasted shipments were reduced to zero for 2016 under the amended port and rail agreements described in Note 10. We did not enter in to any U.S. On-Highway Diesel swap positions during the year ended December 31, 2016.

Offsetting and Balance Sheet Presentation

December 31, 2016
			Gross Amounts Offset in		Net Amounts Presented
	Gross Amounts		the Consolidated Balance		in the Consolidated
	Recognized		Sheets		Balance Sheets
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
International coal forward contracts	$—	$—	$—	$—	$—	$—
WTI derivative financial instruments	752	—	—	—	752	—
Total	$752	$—	$—	$—	$752	$—

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
			Gross Amounts Offset in		Net Amounts Presented
	Gross Amounts		the Consolidated Balance		in the Consolidated
	Recognized		Sheets		Balance Sheets
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
International coal forward contracts	$7,462	$(398)	$(7,462)	$7,462	$—	$7,064
WTI derivative financial instruments	—	(17,798)	—	—	—	(17,798)
Total	$7,462	$(18,196)	$(7,462)	$7,462	$—	$(10,734)

Net amounts of derivative assets are included in Derivative financial instruments and net amounts of derivative liabilities are included in Accrued expenses in the Consolidated Balance Sheets.  There were no cash collateral requirements as of December 31, 2016 or December 31, 2015.

Derivative Gains and Losses

(Gains) and losses on derivative financial instruments recognized in the Consolidated Statements of Operations for the years ended December 31 were as follows (in thousands):

	2016	2015	2014
International coal forward contracts	$(61)	$4,382	$(21,369)
International coal put options	—	(5,813)	—
Domestic coal futures contracts	(55)	4,340	1,701
WTI derivative financial instruments	(8,065)	20,229	11,863
U.S. On-Highway Diesel derivative financial instruments	—	7,496	—
Net derivative financial instruments loss (gain)	$(8,180)	$30,635	$(7,805)

The mark-to-market loss on the WTI and U.S. On-Highway derivative financial instruments in 2015 was related to the decline in oil prices to an average forward price of $37.04 per barrel as of December 31, 2015.  See Note 6 for a discussion related to the fair value of derivative financial instruments.

8.  Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following as of December 31 (in thousands):

	2016	2015
Land, surface rights, and mineral rights(1)	$1,643,096	$1,636,700
Mining equipment	915,649	885,903
Construction in progress	11,467	33,404
Other equipment	38,966	39,462
Buildings and improvements	72,998	72,627
Total	2,682,176	2,668,096
Less: accumulated depreciation and depletion	(1,249,815)	(1,179,725)
Property, plant and equipment, net	$1,432,361	$1,488,371

(1)                                 Includes mineral rights of $685.9 million as of December 31, 2016 and 2015, attributable to areas where we were not yet engaged in mining operations and, therefore, the mineral rights are not being depleted.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, interest costs capitalized on mine development and construction projects totaled the following (in thousands):

	2016	2015	2014
Interest costs capitalized	$1,205	$1,018	$208

Included in mining equipment above are capital leases under various lease schedules, which are subject to the master lease agreement, and are pre-payable at our option.  Assets under capital lease consisted of the following as of December 31 (in thousands):

	2016	2015
Leased assets	$13,967	$12,998
Less: accumulated depreciation and depletion	4,993	3,190
Capital equipment lease assets, net	$8,974	$9,808

Our capital equipment lease obligations are included in Other liabilities.  Future payments for these obligations for the years ended December 31 are as follows (in thousands):

2017	$2,754
2018	2,538
2019	1,680
2020	880
2021	—
Total	7,852
Less: interest	327
Total principal payments	7,524
Less: current portion	2,567
Capital equipment lease obligations, net of current portion	$4,957

Interest on the variable rate capital leases is imputed based on the one-month LIBOR plus 1.95% for a rate of 2.69% and 2.30% as of December 31, 2016 and 2015, respectively.  Due to the variable nature of the imputed interest, fair value is equal to carrying value.

9.  Impairments

Goodwill

During the second quarter of 2015, due to the weak domestic coal market outlook, especially as it related to 8400 Btu coal, coupled with our decision to reduce annual production at the Cordero Rojo Mine, we performed a goodwill impairment assessment.  We determined that the carrying amount of the Cordero Rojo Mine exceeded its estimated fair value. The implied fair value of the related goodwill, which related to an acquisition completed in 1997, was $0 requiring a $33.4 million impairment charge related to our Owned and Operated Mines segment, which is reflected in the year ended December 31, 2015.  The remaining $2.3 million balance in goodwill relates to our other mines in the Owned and Operated Mines segment.

Intangible Assets

During the fourth quarter of 2015, due to consensus projections of weak export pricing, a weak outlook for coal exports, and our associated decision to amend the port and rail contracts, we determined that the carrying values of certain intangible assets in our Logistics and Related Activities segment were impaired.  The port access rights related to Westshore Terminals Limited Partnership (“Westshore”), MBT, and Gateway Pacific Terminal (“GPT”) of $33.4 million, $5.0 million, and $13.8 million, respectively, were written off during the year ended December 31, 2015.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the factors described above, we fully impaired our equity investment in GPT by recording a charge of $6.0 million during the fourth quarter of 2015.  No impairments of intangible assets were recognized for the years ended December 31, 2016 or 2014.

Long-Lived Assets

Due to lower planned production estimates as well as continued weak coal prices, management completed an impairment analysis with respect to each of the mines in our Owned and Operated Mines segment during the second quarter of 2016.  Management continues to evaluate certain idled equipment to determine if the associated costs are recoverable during the life of the mine but presently believes that all costs are recoverable.  During the year ended December 31, 2016, we recorded impairments of $2.6 million in the Owned and Operated Mines segment, primarily for engineering costs related to the Overland Conveyor project at our Antelope Mine and $2.0 million related to a shovel that we no longer expect to use because of declining production that is part of Other.  No impairments of long-lived assets were recognized for the years ended December 31, 2015 or 2014.

10.  Port Access Rights and Related Transportation Contracts

Westshore Terminals

In August 2014, we paid $37.1 million to Coal Valley Resources, Inc. (“CVRI”), a unit of Westmoreland Coal Company, to terminate its throughput agreement with Westshore.  We initially capitalized the $37.1 million payment as an intangible asset and began amortizing it in 2015 on a straight line basis over the term of the contract.  However, as previously described in Note 9, in consideration of previous consensus projections of weak export pricing, a weak outlook for coal exports, and our prior decision to amend the port and rail contracts to require no export shipments from 2016 through 2018 as described below, we determined that the carrying value of this intangible asset was impaired as of year-end 2015.  We wrote off the Westshore port access rights of $33.4 million during the year ended December 31, 2015.

In October 2015, we announced an amended agreement with Westshore whereby the previously committed volumes for 2016 through 2018 were reduced to zero in exchange for an upfront payment made in October 2015, plus quarterly payments during 2016 through 2018, as specified in the amended agreement.

In December 2015, we also announced an amended agreement with BNSF, whereby the previously committed volumes for 2016 through 2018 were reduced to zero in exchange for an upfront payment made in December 2015, plus quarterly payments during 2016 through 2018, as specified in the amended agreement.  Under the terms of the existing agreement with BNSF, we have the ability to cancel the agreement with one year’s advance notice in exchange for a buy-out payment.  Should we elect to cancel the agreement, payments made under the December 2015 amendment with respect to 2016 through 2018 would be applied against the required buy-out payment on a dollar for dollar basis.  We made upfront payments totaling $37.5 million during the fourth quarter of 2015 relating to these two amendments.  We capitalized the $37.5 million in payments made to Westshore and BNSF as a deferred asset and amortized these costs throughout 2016, and will continue to amortize the costs through 2018.

In November 2016, due to the improvement in export coal prices, we entered into agreements with Westshore and BNSF to ship coal during the fourth quarter of 2016.  These agreements were effective for the fourth quarter of 2016 only, and did not change the aforementioned amended agreements discussed above, or the terms of the previous throughput or transportation agreements.  Under the fourth quarter agreements, we received a partial credit against current charges for the quarterly payments made under the previous agreements.

At December 31, 2016, we terminated our previous agreement with Westshore and entered into a new agreement.  In February 2017, we terminated our previous agreement with BNSF and entered into a new agreement effective in April 2017.  The new agreements provide for shipments in 2017 and 2018 and require minimum payments for those two years.  We have the right to terminate our commitments for 2017 and 2018 at any time in exchange for buyout payments.

The new agreements do not contain any commitments subsequent to the end of 2018, unless the parties elect to extend the agreements through 2019.  Additionally, after the new Westshore agreement terminates and through 2024, if we choose to ship to export customers, we are required to offer to ship through Westshore up to a specified annual tonnage on terms similar to the new agreement before shipping through any other export terminal.  Westshore has the right to accept or reject our offer in its sole discretion.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In exchange for the termination of the previous agreements, we made termination payments.  These amounts have been deferred and will be amortized, along with the previous amendment payments made in 2015, over the two-year life of the new agreement.  As of December 31, 2016 and 2015, there was $35.3 million and $37.5 million, respectively, recorded as a deferred asset for these agreements.  Amortization of the agreements was $32.7 million for the year ended December 31, 2016.

Intangible Assets Related to Port Access Rights

Port access rights, net consisted of the following as of December 31 (in thousands):

	2016	2015
Port access rights (1)	$—	$55,940
Less: Accumulated amortization (2)	—	(3,710)
Less: Impairments (3)	—	(52,230)
Port access rights, net	$—	$—

(1)                                 As of December 31, 2015 amount included $37.1 million related to Westshore, $13.8 million related to GPT in Washington State, and $5.0 million related to MBT in Washington State.

(2)                                 Amortization of the Westshore port access rights.

(3)                                 In consideration of consensus projections of weak export pricing, a weak outlook for coal exports and our associated decision to amend our port and rail take-or-pay requirements, we determined that the carrying value of these intangible assets was impaired.  We wrote off $33.4 million, $13.8 million, and $5.0 million during the year ended December 31, 2015 related to port access rights at Westshore, GPT, and MBT, respectively.

We previously had a minority ownership interest in the joint venture that was seeking to develop GPT in Washington State.  SSA Marine, the majority interest holder and project developer, recently notified us of its intention to no longer pursue a coal terminal.  As a result, in January 2017, we abandoned our ownership interest in the joint venture, and we no longer have any ownership interest or associated funding obligations for the joint venture.

Take-or-Pay

We incurred $51.5 million, $154.4 million and $149.3 million in costs under our logistics agreements with Westshore and BNSF during the years ended December 31, 2016, 2015 and 2014, respectively, including shortfall payments of $32.7 million and $26.2 million in 2016 and 2015, respectively.  There were no shortfall payments made in 2014.

11.  Equity Method Investments

Equity method investments include our 50% equity investment in Venture Fuels Partnership, a coal marketing company, and our 49% ownership interest in the Gateway Pacific Terminal.  In consideration of consensus projections of weak export pricing and a weak outlook for coal exports, we wrote off our equity investment in GPT by recording a charge of $6.0 million during the fourth quarter of 2015.  Our equity method investments are included in noncurrent Other assets and had a carrying amount of the following as of December 31 (in thousands):

	2016	2015
Venture Fuels Partnership	$7,575	$6,681
Other	1,006	1,005
Total equity method investments	$8,581	$7,686

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income (loss) from unconsolidated affiliates, net of tax included the following for the years ended December 31 (in thousands):

	2016	2015	2014
Venture Fuels Partnership	$2,394	$1,801	$584
Gateway Pacific Terminal	(1,753)	(613)	—
Other	16	11	(5)
Income (loss) from unconsolidated affiliates, net of tax	$657	$1,200	$579

We received $1.5 million and $2.3 million in distributions for the years ended December 31, 2016 and 2014, respectively, related to our investment in Venture Fuels Partnership. We received no distributions for the year ended December 31, 2015.

We have related party transactions with our equity method investments.  Related party activity consists primarily of coal sales to Venture Fuels Partnership, for delivery of coal under arms-length commercial arrangements in the ordinary course of business.

The following table summarizes related party transactions for the years ended December 31 (in thousands):

	2016	2015	2014
Sales of coal to Venture Fuels Partnership	$11,922	$26,754	$20,755

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

The termination of the TRA resulted in a non-cash gain during the third quarter of 2014 of $58.6 million before tax and $37.1 million after adjustments to the associated deferred tax assets.  We continue to retain the deferred tax assets related to the step up in tax basis as a result of the 2009 IPO and 2010 secondary offering by CPE Inc. of its common stock on behalf of Rio Tinto (the “Secondary Offering”).  As such, we now expect to benefit from 100% of the increased tax depreciation.

13.  Senior Notes

On October 17, 2016, our direct and indirect wholly-owned subsidiaries, CPE Resources and Cloud Peak Energy Finance Corp. (collectively, the “Issuers”), completed offers to exchange (the “Exchange Offers”) up to $400 million aggregate principal amount of their outstanding $300 million aggregate principal balance of 8.50% Senior Notes due 2019 (the “2019 Notes”) and $200 million aggregate principal balance of 6.375% Senior Notes due 2024 (the “2024 Notes”, together with the 2019 Notes, the “Old Notes”) for new 12.00% Second Lien Senior Secured Notes due 2021 to be issued by the Issuers (the “2021 Notes”) and, in some cases, cash consideration, subject to the terms and conditions of the Exchange Offers.  The primary purposes of the Exchange Offers were to extend the maturity of the 2019 Notes to November 2021, to reduce leverage by capturing the trading discounts on the Old Notes and to further our ongoing efforts to provide sufficient liquidity to manage through depressed industry conditions and better position the capital structure to help facilitate a future extension of the Credit Agreement or new bank facility or other line of credit before the Credit Agreement terminates in February 2019.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Holders of $237.9 million aggregate principal amount of the 2019 Notes and $143.6 million aggregate principal amount of the 2024 Notes tendered such notes pursuant to the Exchange Offers.  On October 17, 2016, the Issuers accepted for exchange all such Old Notes validly tendered, issued $290.4 million aggregate principal amount of  2021 Notes, and made cash payments of $26.0 million in the aggregate (including $7.7 million in accrued and unpaid interest) to tendering holders of the Old Notes.  The transaction resulted in recognition of $4.7 million in expenses for the year ended December 31, 2016.  Upon completion of the Exchange Offers, $62.1 million aggregate principal amount of the 2019 Notes and $56.4 million aggregate principal amount of the 2024 Notes remain outstanding.

The exchanges of the Old Notes for the 2021 Notes were accounted for as a troubled debt restructuring.  As the future cash flows of the 2021 Notes were greater than the carrying amount of the Old Notes, no gain was recognized.  The amount of extinguished debt will be amortized over the remaining life of the 2021 Notes using the effective interest method and recognized as a reduction of interest expense.  The effective interest rate of the 2021 Notes is 6.46% compared to the stated rate of 12.00%.  As a result, our reported interest expense will be significantly less than the contractual cash interest payments throughout the term of the 2021 Notes.  Our current tax attributes are expected to offset any cash tax impacts from the Exchange Offers

We refer to the 2019 Notes, the 2021 Notes, and the 2024 Notes collectively as the “senior notes.”  The 2019 Notes, 2021 Notes, and 2024 Notes bear interest at fixed annual rates of 8.50%, 12.00%, and 6.375%, respectively.  There are no mandatory redemption or sinking fund payments for the senior notes.  Interest payments are due semi-annually on June 15 and December 15 for the 2019 Notes, due semi-annually on May 1 and November 1 for the 2021 Notes, and due semi-annually on March 15 and September 15 for the 2024 Notes.  Subject to certain limitations, we may redeem the 2019 Notes by paying specified redemption prices in excess of their principal amount prior to December 15, 2017, or by paying their principal amount thereafter, plus accrued and unpaid interest, if any.  We may also redeem some or all of the 2021 Notes by paying specified redemption prices in excess of their principal amount, plus accrued and unpaid interest, if any, prior to November 1, 2020, or by paying their principal amount thereafter, plus accrued and unpaid interest, if any.  Lastly, we may redeem some or all of the 2024 Notes by paying specified redemption prices in excess of their principal amount, plus accrued and unpaid interest, if any, prior to March 15, 2022, or by paying their principal amount thereafter, plus accrued and unpaid interest, if any.

The 2021 Notes and 2024 Notes are jointly and severally guaranteed by CPE Inc. and by all of our existing and future domestic restricted subsidiaries that guarantee our debt under our Credit Agreement.  The 2019 Notes are jointly and severally guaranteed by CPE Inc. and by all of our existing and future restricted subsidiaries that guarantee our debt under our Credit Agreement.  See Note 14.  Substantially all of our current consolidated subsidiaries, excluding Cloud Peak Energy Receivables LLC, are considered to be restricted subsidiaries and guarantee the senior notes.  The 2021 Notes are secured by second-priority liens on substantially all of our assets.

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

On March 11, 2014, the Issuers issued the 2024 Notes, of which the net proceeds were used to fund a portion of the Issuers’ tender offer and consent solicitation for the Issuers’ previously existing 8.25% Senior Notes due 2017 (“2017 Notes”). When we retired the 2017 Notes, we recognized a loss on early retirement of debt of $19.3 million, which was comprised of $13.8 million related to the premium paid in excess of par, $5.1 million related to the write-off of deferred financing costs and original issue discount, and $0.4 million in related expenses.  The loss is classified in Interest expense.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior notes consisted of the following as of December 31 (in thousands):

	2016
	Carrying Value	Unamortized Discount and Debt Issuance Costs	Unamortized Deferred Gain on Forgiven Debt	Principal	Fair Value (1)
8.50% senior notes due 2019	$61,383	$711	$—	$62,094	$57,903
12.00% second lien senior notes due 2021	358,217	17,511	(85,362)	290,366	306,336
6.375% senior notes due 2024	55,410	998	—	56,408	42,306
Total senior notes	$475,009	$19,220	$(85,362)	$408,868	$406,545

	2015
	Carrying Value	Unamortized Discount and Debt Issuance Costs	Unamortized Deferred Gain on Forgiven Debt	Principal	Fair Value (1)
8.50% senior notes due 2019	$295,214	$4,785	$—	$300,000	$151,500
6.375% senior notes due 2024	195,945	4,055	—	200,000	61,000
Total senior notes	$491,160	$8,840	$—	$500,000	$212,500

(1)                                 The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.

The following table reflects the impact of the Exchange Offers on our Senior notes:

	December 31, 2015 Carrying Value	Exchanges	Deferred Gain on Forgiven Debt	Cash Premium Paid	Amortized Debt Issuance Costs and Cash Premium Paid	December 31, 2016 Carrying Value
8.50% senior notes due 2019	$295,214	$(199,703)	$(35,062)	$—	$933	$61,383
12.00% second lien senior notes due 2021	—	290,366	85,362	(18,335)	824	358,217
6.375% senior notes due 2024	195,945	(90,663)	(50,300)	—	427	55,410
Total senior notes	$491,160	$—	$—	$(18,335)	$2,184	$475,009

Future Maturities

Aggregate future maturities of long-term debt as of December 31, 2016 are as follows (in thousands):

2019	$62,094
2021	290,366
2024	56,408
Less unamortized debt issuance costs	(19,032)
Less unamortized discount	(188)
Plus unamortized deferred gain	85,362
Total long-term debt	$475,009

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Other Obligations

Accounts Receivable Securitization Program

In January 2013, we formed Cloud Peak Energy Receivables LLC, a special purpose, bankruptcy-remote 100% owned subsidiary, to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties) and then transfer undivided interests of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  On February 11, 2013, we executed an Accounts Receivable Securitization Program (“A/R Securitization Program”) with a committed capacity of up to $75 million, which was due to expire on February 11, 2015.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  On January 23, 2015, we entered into an agreement extending the term of the A/R Securitization Program to January 23, 2018.  On January 31, 2017, the A/R Securitization Program was amended to extend the term of the A/R Securitization Program to January 23, 2020, allows for the ability to issue letters of credit and revise the  maximum borrowing capacity for both cash and letters of credit to $70 million.  All other terms of the program remained substantially the same.  As of December 31, 2016, the A/R Securitization Program would have allowed for $24 million of borrowing capacity.  There were no borrowings outstanding from the A/R Securitization Program as of December 31, 2016 or December 31, 2015.  Cloud Peak Energy Receivables LLC is included in our consolidated financial statements.

Credit Agreement

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

Prior to the Second Amendment, loans under the Credit Agreement bore interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 2.00% to 2.75%, depending on our net total leverage to EBITDA ratio.  We paid the lenders a commitment fee between 0.375% and 0.50% per year, depending on our net total leverage to EBITDA ratio, on the unused amount of the Credit Agreement.  Letters of credit issued under the Credit Agreement, unless drawn upon, incurred a per annum fee from the date at which they were issued between 2.00% and 2.75% depending on our net total leverage to EBITDA ratio.  Letters of credit that were drawn upon were converted to loans.  In addition, in connection with the issuance of a letter of credit, we were required to pay the issuing bank a fronting fee of 0.125% per annum.

Our obligations under the Credit Agreement are secured by substantially all of our assets and substantially all of the assets of certain of our subsidiaries, subject to certain permitted liens and customary exceptions for similar coal financings.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2016, we had no borrowings and the undrawn face amount of letters of credit outstanding under the Credit Agreement was $67.5 million.  As of December 31, 2015, there were no borrowings or letters of credit outstanding under the Credit Agreement.  We were in compliance with the covenants contained in the Credit Agreement as of December 31, 2016 and December 31, 2015.

Liquidity

Our aggregate availability for borrowing under the Credit Agreement and the A/R Securitization Program was approximately $356.5 million as of December 31, 2016.  Our total liquidity, which includes cash and cash equivalents and amounts available under both our Credit Agreement and the A/R Securitization Program, was $440.2 million as of December 31, 2016.

Debt Issuance Costs

Debt issuance costs of $1.3 million related to the decrease in the Credit Agreement’s borrowing capacity were written off in the third quarter of 2016.  Debt issuance costs of $3.6 million were incurred in connection with the Second Amendment.  These costs were deferred and are being amortized to Interest expense over the remaining term of the Credit Agreement.  There were $7.7 million and $8.3 million of unamortized debt issuance costs as of December 31, 2016 and December 31, 2015, respectively, related to the A/R Securitization Program and the Credit Agreement included in noncurrent Other assets.

15.  Interest Expense

Interest expense consisted of the following (in thousands):

	Year Ended
	December 31,
	2016	2015	2014
Senior notes	$37,481	$38,250	$40,702
Credit Agreement commitment fee	2,665	2,753	2,485
Federal coal lease obligations imputed interest	342	2,960	8,062
Amortization of deferred financing costs and original issue discount	5,173	4,174	4,321
Other	1,724	442	260
Subtotal	47,385	48,579	55,830

Premium on early retirement of debt	—	—	13,837
Write-off of deferred financing costs and original issue discount	1,254	—	7,338
Other	—	—	364
Subtotal - cost of early retirement of debt and refinancings	1,254	—	21,538

Total interest expense	48,639	48,579	77,368
Less interest capitalized	(1,205)	(1,018)	(208)
Interest expense	$47,434	$47,561	$77,160

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Asset Retirement Obligations

Changes in the carrying amount of our AROs were as follows (in thousands):

	2016	2015
Balance as of January 1	$153,155	$217,312
Accretion	6,645	12,555
Revisions to estimated future reclamation cash flows	(60,681)	(75,779)
Payments	(953)	(933)
Balance as of December 31	98,166	153,155
Less: current portion	(1,118)	(1,400)
Asset retirement obligation, net of current portion	$97,048	$151,755

The above amounts exclude $4.6 million and $5.9 million of concurrent reclamation for the years ended December 31, 2016 and 2015, respectively.

Revisions to estimated future reclamation cash flows reflect our regular updates to our estimated costs of closure activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages, the timing of the reclamation activities, and third-party unit costs as of December 31, 2016 and 2015.

Revisions during the year ended December 31, 2016 related to our Antelope Mine, Cordero Rojo Mine, and Spring Creek Mine were $22.3 million, $34.7 million, and $1.9 million, respectively.  These downward revisions were primarily due to updated equipment and fuel cost guidance issued by the State of Wyoming as well as changes in each mine’s life due to updated estimates of annual production rates.  Reductions to AROs resulting from such revisions generally result in a corresponding reduction to the related asset retirement cost in Property, plant and equipment, net, however, if the decrease to the asset retirement obligation exceeds the carrying amount of the related asset retirement costs, the resulting non-cash credit will reduce Depreciation and depletion in the Consolidated Statements of Operations.  As of December 31, 2016, these revisions reduced the related asset by $ 8.7 million.  The remaining $ 53.3 million reduced Depreciation and depletion for the year ended December 31, 2016.

Revisions during the year ended December 31, 2015 related to our Antelope Mine, Cordero Rojo Mine, and Spring Creek Mine were $6.2 million, $46.8 million, and $21.6 million, respectively.  Revisions related to our Cordero Rojo Mine were primarily related to an increase in the mine life by seven years due to a land acquisition, providing access to additional proven and probable reserves; a decrease in the expected annual production rate; and modifications to the reclamation plan resulting in significantly less soil movement to achieve the post mining topography.  Revisions related to our Spring Creek Mine primarily related to an increase in the mine life of eight years due to a decrease in the expected annual production rate.  These revisions reduced the related asset by $49.8 million as of December 31, 2015.  Depreciation and depletion was reduced by $25.8 million for the year ended December 31, 2015.

17.  Income Taxes

Our Income (loss) before income tax provision and earnings from unconsolidated affiliates is earned solely in the U.S.

Income tax benefit (expense) consisted of the following for the years ended December 31 (in thousands):

	2016	2015	2014
Current:
Federal	$1,494	$1,571	$(2,383)
State	(252)	535	(609)
Total current	1,242	2,106	(2,992)
Deferred:
Federal	915	(76,300)	(30,873)
State	56	(3,186)	(1,048)
Total deferred	971	(79,486)	(31,921)
Total income tax benefit (expense)	$2,213	$(77,380)	$(34,913)

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We report the tax effects of differences between the tax bases of assets and liabilities and the financial statement carrying amounts of these items as deferred tax assets and deferred tax liabilities.  Our deferred tax assets and liabilities consisted of the following as of December 31 (in thousands):

	2016	2015
Deferred income tax assets:
Accrued expense and liabilities	$26,746	$30,574
Pension and other postretirement benefits	8,621	22,851
Accrued reclamation and mine closure costs	34,326	52,297
Contract rights	69,352	70,195
Debt restructuring	25,183	—
Mark-to-market gain (loss)	(191)	4,071
AMT Credit carryforward	31,625	33,625
Net operating loss carryforward	54,764	51,155
Other	7,606	3,319
Total deferred income tax assets	258,032	268,087
Less valuation allowance	(99,638)	(118,957)
Net deferred income tax asset	158,394	149,130

Deferred income tax liabilities:
Property, plant and equipment	(37,954)	(22,128)
Inventories	(17,435)	(17,233)
Mineral rights	(78,819)	(87,862)
Throughput payments	(12,928)	(13,926)
Other	(11,258)	(7,981)
Total deferred income tax liabilities	(158,394)	(149,130)
Net deferred income tax assets (liabilities)	$—	$—

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

The realization of our deferred income tax assets depends on the existence of sufficient future taxable income.  As of December 31, 2015, after considering operating results as well as our projected results for the next few years, we determined that it was unlikely that we would realize our deferred tax assets.  As a result, we recorded a $111.8 million charge in 2015 to increase our deferred tax valuation allowance to $119.0 million and reduce the carrying value of our deferred tax assets to zero.  As of December 31, 2016 the deferred tax valuation allowance decreased by $19.3 million to $99.6 million in order to keep the carrying value of our deferred tax assets at zero.  The valuation allowance will be released once sustained profitable operations return.  During the fourth quarter of 2015, management completed an analysis of our deferred tax assets and liabilities and identified errors that resulted in an overstatement of our deferred tax assets.

As of December 31, 2016, we have a federal net operating loss carryforward of $151.6 million which is scheduled to expire between 2029 and 2036.  We also have a combined state net operating loss carryforward of $45.2 million which is scheduled to expire between 2022 and 2036.  In addition, we have an alternative minimum tax credit carryforward of $31.6 million which does not have an expiration.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate is reconciled to the U.S. federal statutory income tax rate for the years ended December 31 as follows:

	2016	2015	2014
United States federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.2	1.3	1.3
Percentage depletion deduction	(25.0)	5.7	(0.7)
Section 199 domestic manufacturing deduction	—	—	(0.5)
Change in valuation allowance	(32.4)	(86.9)	(4.9)
Non-deductible expenses	13.8	(2.0)	—
Non-deductible goodwill impairment	—	(9.1)	—
Current and deferred tax adjustments	(4.7)	(4.7)	—
Other	0.4	0.6	0.6
Effective tax rate	(11.7)%	(60.1)%	30.8%

The difference between our statutory income tax rate and our effective income tax rate for the year ended December 31, 2016 is primarily the result of the change in valuation allowance to maintain the carrying amount of our deferred tax assets at zero.  The difference between our statutory rate and the effective rate for the year ended December 31, 2015 was primarily the result of the increase to the valuation allowance to reduce the carrying amount of our deferred tax assets to zero.  The difference between our statutory rate and the effective rate for the year ended December 31, 2014 was primarily related to the impact of percentage depletion and other items.

As of December 31, 2016 and 2015, we had no uncertain tax positions that we expect to have a material impact on the financial statements as a result of tax deductions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statute of limitations.  We are open to federal and state tax audits until the applicable statutes of limitations expire.  The statute of limitations has expired for all state returns filed for periods ending before 2012, and all federal returns for periods ending before 2013.

18.  Employee Benefit Plans

Our Consolidated Statements of Operations include expenses in connection with employee benefit plans, as follows for the years ended December 31 (in thousands):

	2016	2015	2014
Cloud Peak Energy defined contribution retirement plans	$10,312	$11,725	$13,392
Cloud Peak Energy retiree medical plan	(1,841)	8,096	6,996
	8,471	19,821	20,388

Decker Mine pension plan (1)	—	—	884
Total	$8,471	$19,821	$21,272

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

	2016	2015	2014
Contributions	$10,312	$11,725	$13,392

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

In April 2016, we communicated certain changes in our Retiree Medical Plan to employees that became effective January 1, 2017.  Changes include a decrease in the number of active employees that are eligible for the plan as well as moving to a fixed dollar subsidy amount away from a defined benefit plan.  These plan changes reduced our accumulated postretirement benefit obligation by $47.7 million during the second quarter of 2016.  The plan changes eliminated the old prior service cost base and established a new negative prior service cost base of approximately $41.1 million, which will be amortized to income over 4.2 years.

Net periodic postretirement benefit costs included the following components (in thousands):

	2016	2015	2014
Service cost	$2,225	$4,916	$4,150
Interest cost	1,187	1,929	1,857
Amortization of prior service cost (credit)	(5,253)	1,252	989
Net periodic postretirement benefit cost	$(1,841)	$8,096	$6,996

Annually, we remeasure and adjust the liability for the accumulated postretirement benefit obligation (“APBO”).  Changes in the APBO include the following components (in thousands):

	2016	2015	2014
Beginning Balance	$61,407	$50,697	$39,172
Current period service costs	2,225	4,916	4,150
Interest costs	1,187	1,929	1,857
Plan amendment	(47,671)	—	—
Benefits paid, net of retiree contributions	(198)	(9)	(46)
Change in actuarial assumptions and actuarial loss	6,612	3,874	5,564
Ending Balance	23,562	61,407	50,697
Less current portion	612	562	421
Long-term APBO	$22,950	$60,845	$50,276

We used the following assumptions in the measurement of the APBO for the years ended December 31:

	2016	2015	2014
Discount rate	3.95%	4.14%	3.82%
Health care cost trend rate assumed for next year	N/A	7.50%	6.50%
Ultimate health care cost trend rate	N/A	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	N/A	2026	2018

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our estimated future benefit payments under the Retiree Medical Plan, which are net of estimated employee contributions and reflect expected future service, are as follows for the years ended December 31 (in thousands):

2017	$624
2018	778
2019	970
2020	1,114
2021	1,259
2022 - 2026	7,701

19.  Commitments and Contingencies

Commitments

Operating Leases

We occupy various facilities and lease certain equipment under various lease agreements.  The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to December 31, 2016, are as follows (in thousands):

2017	$930
2018	982
2019	1,035
2020	1,088
2021	201
Thereafter	397

Rental expenses for the years ended December 31 were as follows (in thousands):

	2016	2015	2014
Rent expense	$2,183	$2,361	$2,326

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

On November 6, 2015, Spring Creek Coal, the National Mining Association and the State of Montana filed objections to the Magistrate’s findings and recommendations.  The federal defendants filed limited objections on that same day.  WildEarth and Northern Plains filed responses to these objections on November 17, 2015 and November 20, 2015, respectively.  On January 21, 2016, the Montana District Court issued an order adopting most of the Magistrate’s findings and recommendations, but provided OSM 240 days (rather than 180 days) to prepare a supplemental environmental analysis.  Under the Montana District Court’s order, mining at the Spring Creek mine would proceed unabated during the time OSM is undertaking its supplemental analysis and OSM was ordered to submit monthly status reports informing the court and the parties of OSM’s progress in preparing the analysis.  The mining plan for the Spring Creek Mine would not be vacated unless OSM fails to complete its supplemental analysis within 240 days.  The order provides that OSM may request and obtain additional time to prepare its analysis “for good cause.”  On June 27, 2016, the Montana District Court granted a joint motion by plaintiff Northern Plains and OSM to extend the compliance deadline from 240 days to 256 days.  On October 3, 2016, OSM notified the Montana District Court that OSM had completed its supplemental environmental analysis and issued a new decision on October 3, 2016 re-approving the 2012 mine plan for the Spring Creek Mine.  OSM’s decision and accompanying environmental assessment satisfies the Court’s January 21, 2016 remedy order.  On October 19, 2016, the Court found that OSM had complied with the Court’s January 21, 2016 remedy order and entered final judgment.  No party appealed the District Court’s judgment and the case is now concluded.

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

Current Schedule.  WildEarth filed its Statement of Reasons (opening brief) on October 6, 2014, and PRBRC filed its Statement of Reasons on October 10, 2014.  The BLM filed its Answer (opposition brief) on January 12, 2015 and moved for the two appeals to be consolidated.  Antelope Coal and State of Wyoming filed their respective Answers on January 20, 2015.  Briefing has been completed in both appeals.  On September 2, 2016, WildEarth filed a Notice of Supplemental Authority indicating that decisions in three unrelated IBLA appeals call into question whether BLM’s decision record approving the WAII South LBM was signed by the appropriate BLM official.  In response to a September 12, 2016 Show Cause Order from the IBLA, BLM filed a response brief on September 26, 2016 representing that the High Plains District Manager had properly signed the decision record approving the WAII South LBM.  Antelope Coal and the State of Wyoming filed briefs in support of BLM’s response on September 27, 2016 and September 30, 2016, respectively.  WildEarth filed a brief in response to BLM’s and Antelope’s response briefs on September 29, 2016.  On February 7, 2017, the IBLA issued  a decision setting aside BLM’s decision to issue the WAII South lease modification and remanding that decision to BLM on the ground that the Wyoming High Plains District Manager lacked the appropriate delegation of authority to approve such a leasing decision.  The IBLA specifically declined to address the merits of WildEarth’s and PRBRC’s claims challenging whether BLM’s underlying environmental analysis was sufficient to support the agency’s lease modification decision.  Now that the decision has been remanded, BLM will decide whether and how to move forward with the WAII South lease modification. We believe the WildEarth and PRBRC appeals challenging the BLM’s West Antelope II South lease modification decision are without merit.  Nevertheless, if, after BLM reconsiders the issue on remand, the plaintiffs are ultimately successful in frustrating or delaying the approval of the WAII lease modification , the timing and ability of Cloud Peak Energy to lease and mine the coal underlying the applicable surface acres would be materially adversely impacted.  We are unable to estimate a loss or range of loss for this contingency because (1) the challenge does not seek monetary relief, (2) the nature of the relief sought is to require the regulatory agency to address alleged deficiencies in complying with applicable regulatory and legal requirements and (3) BLM has not decided whether or how to proceed on the WAII South leasing modification proposal following the remand from the IBLA.

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

Current Schedule—On November 25, 2015, the OSM filed a motion to sever WildEarth’s complaint and transfer those claims against the two Wyoming mines (Antelope and Black Thunder) to the District of Wyoming and the New Mexico mine (El Segundo) to the District of New Mexico.  Each of the prospective intervenors filed conditional responses in support of OSM’s transfer motion.  On January 7, 2016, WildEarth filed its opposition to OSM’s transfer motion.  On January 29, 2016, WildEarth and OSM filed a Joint Motion to Stay all proceedings for 60 days in order for the parties to pursue settlement discussions.  On February 1, 2016, the prospective intervenors filed a proposed response to the stay motion in which they asked the Colorado District Court to grant (1) the pending intervention motions, and (2) the pending motion to sever transfer, before staying the portion of the case that remained in the District of Colorado.  On February 3, 2016, WildEarth and OSM filed separate reply briefs in support of their stay motion.  On February 16, 2016, the court granted the motion to stay the case for 60 days, and on February 18, 2016, the court granted the pending motions to intervene by Antelope, the State of Wyoming, and the other coal producers.  The stay expired on April 1, 2016 after the parties were

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unable to reach a voluntary settlement and OSM filed its reply brief in support of its motion to sever and transfer on April 11, 2016.  On June 17, 2016, the Colorado District Court granted OSM’s motion to sever and transfer WildEarth’s claims against the Antelope and Black Thunder mine plans to the District of Wyoming and the El Segundo mine plan to the District of New Mexico.  The challenges against the Antelope and Black Thunder mine plans, which are docketed as separate cases, have both been assigned to Judge Johnson of the District of Wyoming.  On October 7, 2016, BLM filed its administrative record for the case challenging the Antelope mine plan.  On October 21, 2016, WildEarth filed a motion to supplement the administrative record with three administrative documents prepared by other federal agencies.  On November 4, 2016, OSM and Antelope each filed opposition briefs.  On November 11, 2016, WildEarth filed its reply brief.  On December 1, 2016, the Court denied WildEarth’s motion to supplement the record.    WildEarth filed its opening merits brief on January 27, 2017, Opposition briefs by OSM, Antelope Coal, and the State of Wyoming are due March 13, 2017.  WildEarth’s reply brief is due April 12, 2017.

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

Concentrations of Risk and Major Customers

Approximately 79%, 67%, and 79% of our revenue for the years ended December 31, 2016, 2015, and 2014, respectively, were under multi-year contracts.  While the majority of the contracts are fixed-price contracts, certain contracts have adjustment provisions for determining periodic price changes.  There was no single customer that represented 10% or more of consolidated revenue in 2016, 2015, or 2014.  We generally do not require collateral or other security on accounts

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receivable because our customers are comprised primarily of investment grade electric utilities.  The credit risk is controlled through credit approvals and monitoring procedures.

Guarantees and Off-Balance Sheet Risk

In the normal course of business, we are party to guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds and indemnities, which are not reflected on the Consolidated Balance Sheets.  In our past experience, virtually no claims have been made against these financial instruments.  Management does not expect any material losses to result from these guarantees or off-balance-sheet instruments.

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company, or provide a letter of credit, typically through a bank.  Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  As of December 31, 2016, we were self-bonded for $10 million and had $448.4 million of third-party surety bonds outstanding to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.

On September 12, 2014, we completed the sale of our 50% non-operating interest in the Decker Mine to Ambre Energy.  See Note 4.  Upon completion, Ambre Energy fully replaced our $66.7 million in outstanding reclamation and lease bonds related to the Decker Mine.

20.  Equity-Based Compensation

The Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (“LTIP”) permits awards to our employees and eligible non-employee directors, which we generally grant in the first quarter of each year.  The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.  Our stockholders have approved a pool of up to 7.1 million shares (which includes the 1.6 million shares approved by stockholders at our 2016 annual meeting) of CPE Inc.’s common stock authorized for issuance in connection with equity-based awards under the LTIP, since its initial inception.  As of December 31, 2016, 2.0 million shares were available for grant.

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

	2016	2015	2014
Total equity-based compensation expense	$13,064	$6,935	$7,966

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

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of restricted stock award activity is as follows (in thousands):

		Weighted
		Average
		Grant-Date
	Number	Fair Value
		(per share)
Non-vested shares as of January 1, 2016	732	$11.61
Granted	2,004	1.97
Vested	(165)	14.32
Forfeited	(233)	2.94
Non-vested shares as of December 31, 2016	2,338	$4.02

As of December 31, 2016, unrecognized compensation cost related to restricted stock awards was $3.1 million, which will be recognized over a weighted-average period of 1.8 years prior to vesting.  The weighted average fair value of restricted stock awards granted during the years ended December 31, 2016, 2015, and 2014 was $1.97, $7.78, and $18.75 per share, respectively.  The total fair value of restricted stock awards vested during the years ended December 31, 2016, 2015, and 2014 was $2.4 million, $2.0 million, and $1.6 million, respectively.

Performance Share Units

Performance-based share units granted represent the number of shares of common stock to be awarded based on the achievement of targeted performance levels related to pre-established total stockholder return goals over a three-year period and may range from 0% to 200%  of the targeted amount.

In previous years, the performance-based units were settled in shares of common stock and the grant date fair value of the awards was calculated using a Monte Carlo simulation and amortized over the performance period.  The 2016 grants are currently expected to be settled in cash upon any vesting in 2019, and therefore, were accounted for as a liability and marked to market on a quarterly basis.

A summary of performance-based share unit award activity is as follows (in thousands):

		Weighted
		Average
		Grant-Date
	Number	Fair Value
		(per share)
Non-vested units as of January 1, 2016	911	$14.57
Granted	2,493	1.95
Forfeited	(273)	3.43
Canceled	(99)	20.24
Vested	(74)	20.24
Non-vested units as of December 31, 2016	2,958	$4.63

The assumptions used to estimate the fair value of the performance-based share units granted during the year ended December 31, are as follows:

	2015	2014
Risk-free interest rate	1.0%	0.7%
Expected volatility	37.7%	38.3%
Term (in years)	2.8	2.8

Fair Value (per share)	$9.66	$25.63

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant date fair values of the performance share units granted during the years ended December 31, 2016 and 2015 were $1.95 and $9.66 per share, respectively. During the year ended December 31, 2016, $6.2 million in expenses was recognized related to the cash settled 2016 performance share units.  As of December 31, 2016, $18.5 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of performance share units granted, is expected to be recognized over a weighted-average vesting period of 2.1 years.

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

A summary of non-qualified stock option activity is as follows (in thousands except per share amounts):

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Term	Value(1)
		(per option)	(years)
Options outstanding as of January 1, 2016	1,208	$16.78	5.4	$—
Forfeited	(6)	$19.35
Expired	(104)	$17.17
Options outstanding as of December 31, 2016	1,098	$16.73	4.3	$—
Exercisable as of December 31, 2016	941	$16.29	3.9	$—
Vested and expected to vest as of December 31, 2016	154	$19.35	7.2	$—

(1)                                 The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at year-end.

As of December 31, 2016, we had $0.1 million of unrecognized compensation expense, net of estimated forfeitures, for non-vested stock options, which will be recognized as expense over the remaining weighted-average vesting period of approximately 0.3 years.  There were no options exercised during the years ended December 31, 2016 and 2015. The intrinsic value of options exercised during the year ended December 31, 2014 was $0.9 million.

We used the Black-Scholes option pricing model to determine the fair value of stock options.  Determining the fair value of equity-based awards requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, and the associated volatility.

The assumptions used to estimate the fair value of options granted during the year ended December 31, 2014 are as follows:

Weighted-average grant date fair value (per option)	$8.89
Assumptions:
Risk-free interest rate	2.1%
Expected option life	6.5 years
Expected volatility	43.3%

Employee Stock Purchase Plan

In May 2011, our stockholders approved the Cloud Peak Energy Inc. Employee Stock Purchase Plan (“ESPP”).  The ESPP permits eligible employees to authorize payroll deductions on a voluntary basis to purchase shares of CPE Inc.’s

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock at a discount from the market price.  Employees are eligible to participate in the ESPP if employed by us for at least six months and are expected to work at least 1,000 hours of service per calendar year.  Participating employees may contribute up to $200 of their eligible earnings during each pay period or $4,800 per plan year.  The purchase price of common stock purchased under the ESPP is equal to the lesser of (i) 90% of the fair market value of CPE Inc.’s common stock on the offering date and (ii) 90% of the fair market value of CPE Inc.’s common stock on the last day of the annual option period.

A maximum of 500,000 shares of common stock were reserved for sale under the ESPP.  Offering periods under the ESPP have typically been one year commencing each September 1 and ending the following August 30.  Following the offering period ended August 30, 2016, the maximum share pool under the ESPP was nearly exhausted and we determined not to commence a new offering period on September 1, 2016 due to lack of shares.

Compensation costs related to the ESPP are as follows (in thousands):

	2016	2015	2014
Unrecognized compensation expense	$—	$233	$172
Recognized compensation expense	90	248	276
Total ESPP compensation expense	$90	$481	$448

The fair value of each purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2015	2014
Weighted-average fair value (per award)	$1.54	$3.96
Assumptions:
Risk-free interest rate	0.4%	0.1%
Expected option life	1.0	1.0
Expected volatility	70.0%	28.0%

21.  Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax are as follows (in thousands):

	Post- retirement Medical Plan	Decker Defined Benefit Pension	Total
Beginning balance, January 1, 2014	$(8,242)	$(2,038)	$(10,279)
Other comprehensive income before reclassifications	(3,691)	—	(3,691)
Amounts reclassified from accumulated other comprehensive income	633	2,038	2,671
Net current period other comprehensive income (loss)	(3,058)	2,038	(1,020)
Ending balance, December 31, 2014	(11,299)	—	(11,299)
Other comprehensive income before reclassifications	(2,441)	—	(2,441)
Amounts reclassified from accumulated other comprehensive income	789	—	789
Net current period other comprehensive income (loss)	(1,652)	—	(1,652)
Ending balance, December 31, 2015	(12,951)	—	(12,951)
Other comprehensive income before reclassifications	38,144	—	38,144
Amounts reclassified from accumulated other comprehensive income	(3,309)	—	(3,309)
Net current period other comprehensive income (loss)	34,835	—	34,835
Ending balance, December 31, 2016	$21,884	$—	$21,884

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reclassifications out of AOCI are as follows for the years ended December 31 (in thousands):

	2016	2015	2014
Postretirement Medical Plan (1)
Amortization of prior service costs (credits) included in Cost of product sold (2)	$(4,394)	$1,056	$836
Amortization of prior service costs (credits) included in selling, general and administrative expenses (2)	(859)	196	153
Write-off of Decker Mine pension prior service costs included in gain on sale of Decker Mine interest	—	—	3,183
Total before tax	(5,253)	1,252	4,172
Tax benefit	1,944	(463)	(1,501)
Amounts reclassified from accumulated other comprehensive income	$(3,309)	$789	$2,671

(1)                                 See Note 18 for the computation of net periodic postretirement benefit costs.

(2)                                 Presented in the Consolidated Statements of Operations and Comprehensive Income.

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

Preferred Stock

Per our Amended and Restated Certificate of Incorporation, which was effective as of November 25, 2009, our board of directors is authorized to issue up to 20 million shares of preferred stock, $0.01 par value. The board of directors can determine the terms and rights, preferences, privileges and restrictions of each series. These rights, preferences, and privileges may include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms, and the number of shares constituting any series or the designation of this series. There were no outstanding shares of preferred stock as of December 31, 2016 or 2015.

Treasury Stock

We allow employees to relinquish common stock to pay estimated taxes upon the vesting of restricted stock and upon the payout of performance units that settled in common stock.  The value of the common stock withheld is based upon the closing price on the vesting date.

Earnings per Share

Dilutive potential shares of common stock include restricted stock and options issued under the LTIP.  See Note 20.  We apply the treasury stock method to determine dilution from restricted stock and options.  Under the treasury stock method, awards are treated as if they had been exercised with any proceeds used to repurchase common stock at the average market price during the period.  Any incremental difference between the assumed number of shares issued and purchased is included in the diluted share computation.  For our performance units, the contingent feature results in an assessment for any potentially dilutive common stock by using the end of the reporting period as if it were the end of the contingency period.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share amounts):

	2016	2015	2014
Numerator for calculation of basic earnings (loss) per share:
Net income (loss)	$21,841	$(204,900)	$78,960
Denominator for basic income (loss) per share:
Weighted-average shares outstanding	61,328	61,053	60,826
Basic earnings (loss) per share	$0.36	$(3.36)	$1.30

Numerator for calculation of diluted earnings (loss) per share:
Net income (loss)	$21,841	$(204,900)	$78,960
Denominator for diluted earnings (loss) per share:
Weighted-average shares outstanding	61,328	61,053	60,826
Dilutive effect of stock equivalents	962	—	469
Denominator for diluted earnings (loss) per share	62,290	61,053	61,295
Diluted earnings (loss) per share	$0.35	$(3.36)	$1.29

For the years ended December 31, the following were excluded from the diluted earnings per share calculation because they were anti-dilutive (in thousands):

	2016	2015	2014
Anti-dilutive stock equivalents	1,706	2,276	985

23.  Segment Information

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

Our Logistics and Related Activities segment is characterized by the services we provide to our international and certain of our domestic customers where we deliver coal to the customer at a terminal or the customer’s plant or other delivery point, remote from our mine site.  Services provided include the purchase of coal from third parties or from our Owned and Operated Mines segment, at market prices, as well as the contracting and coordination of the transportation and other handling services from third-party operators, which are typically rail and terminal companies.  Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process.  Title and risk of loss pass to the customer in accordance with the contract and typically occur at a vessel loading terminal, a vessel unloading terminal or an end use facility.  Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment.  The gains and losses resulting from our international coal forward contracts, international coal put options, and U.S. On-Highway Diesel derivative financial instruments are reported within this segment.  Amortization related to port access contract rights prior to the fourth quarter 2015 impairment and the amended port and rail take-or-pay agreements are also included in this segment.  Gains and losses associated with our investment in the Gateway Pacific Terminal are included in our Logistics and Related Activities segment.

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

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Eliminations represent the purchase and sale of coal between reportable segments and the associated elimination of intercompany profit or loss in inventory and are provided for reconciliation purposes.

The following table presents revenue, total assets, and capital expenditures by reportable segment for the years ended December 31 (in thousands):

	Owned and Operated Mines	Logistics and Related Activities	Other	Eliminations	Consolidated
Year Ended December 31, 2016
Revenue	$738,579	$43,553	$30,305	$(11,999)	$800,438
Total assets	1,516,881	51,586	146,623	(314)	1,714,776
Capital expenditures	37,156	—	2,175	—	39,331

Year Ended December 31, 2015
Revenue	$974,623	$185,820	$10,515	$(46,847)	$1,124,111
Total assets	1,578,692	55,597	168,045	(174)	1,802,160
Capital expenditures	38,042	—	5,556	—	43,598

Year Ended December 31, 2014
Revenue	$1,132,012	$224,938	$22,809	$(55,715)	$1,324,044
Total assets	1,704,267	92,347	354,846	(307)	2,151,153
Capital expenditures	19,273	39,260	4,177	—	62,710

As of December 31, 2016, 2015, and 2014, all of our long-lived assets were located in the U.S.

The following table presents revenue from external customers by geographic region for the years ended December 31, (in thousands):

	2016	2015	2014
United States	$767,343	$972,633	$1,126,264
South Korea	14,181	120,719	152,988
Other	18,914	30,759	44,792
Total revenue from external customers	$800,438	$1,124,111	$1,324,044

We attribute revenue to individual countries based on the location of the physical delivery of the coal.  All of our revenue for the years ended December 31, 2016, 2015, and 2014 originated in the U.S.

Adjusted EBITDA

EBITDA represents net income (loss) before: (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, and (4) amortization.  Adjusted EBITDA represents EBITDA as further adjusted for accretion, which represents non-cash increases in asset retirement obligation liabilities resulting from the passage of time, and specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are:  (1) adjustments to exclude the changes in the TRA, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid, (3) adjustments to exclude non-cash impairment charges, (4) adjustments to exclude the gain from the sale of our 50% non-operating interest in the Decker Mine in September 2014, and (5) adjustments to exclude debt restructuring costs.  We enter into certain derivative financial instruments such as put options that require the payment of premiums at contract inception.  The reduction in the premium value over time is reflected in the mark-to-market gains or losses.  Our calculation of Adjusted EBITDA does not include premiums paid for derivative financial instruments; either at contract inception, as these payments pertain to future settlement periods, or in the period of contract settlement, as the payment occurred in a preceding period.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles segment Adjusted EBITDA to Income (loss) before income tax provision and earnings from unconsolidated affiliates for the years ended December 31, (in thousands):

	2016	2015	2014
Adjusted EBITDA
Owned and Operated Mines	$143,666	$209,931	$240,777
Logistics and Related Activities	(23,631)	(44,699)	9,817
Other	(20,891)	(40,007)	(47,424)
Eliminations	(570)	(1,435)	(1,227)

Adjustments to Income (loss) before income tax provision and earnings from unconsolidated affiliates
Depreciation and depletion	(27,218)	(66,064)	(112,022)
Amortization of port access rights	—	(3,710)	—
Accretion	(6,645)	(12,555)	(15,136)
Impairments	(4,609)	(91,541)	—
Debt restructuring costs	(4,665)	—	—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)(1)	8,180	(30,635)	7,805
Inclusion of cash amounts (received) paid(2)(3)	3,305	585	(24,672)
Total derivative financial instruments	11,485	(30,050)	(16,867)
Gain on sale of Decker Mine interest	—	—	74,262
Interest expense, net	(47,296)	(47,391)	(76,901)
Tax agreement benefit (expense)(4)	—	—	58,595
(Income) loss from unconsolidated affiliates, net of tax	(657)	(1,200)	(579)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	$18,971	$(128,720)	$113,294

(1)                                 Fair value mark-to-market (gains) losses reflected in the Consolidated Statements of Operations.

(2)                                 Cash amounts received and paid reflected within operating cash flows.

(3)                                 Excludes premiums paid at option contract inception of $5.8 million and $4.0 million during the years ended December 31, in 2015 and 2014, respectively, for original settlement dates in subsequent years.

(4)                                 Changes to related deferred taxes are included in income tax expense.

24.  Supplemental Guarantor/Non-Guarantor Financial Information

In accordance with the indentures governing the senior notes, CPE Inc. and certain of our 100% owned U.S. subsidiaries (the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed the senior notes on a joint and several basis.  These guarantees of the senior notes are subject to release in the following customary circumstances:

•                  a sale or other disposition (including by way of consolidation or merger or otherwise) of the Guarantor Subsidiary or the sale or other disposition of all or substantially all the assets of the Guarantor Subsidiary (other than to CPE Inc. or a Restricted Subsidiary (as defined in the applicable indenture) of CPE Inc. (in the case of the indenture for 2021 Notes and the indenture for 2024 Notes) or any issuer of the 2019 Notes or a Restricted Subsidiary (as defined in the applicable indenture) of CPE Resources (in the case of the indenture for 2019 Notes)) otherwise note in violation of  the applicable indenture;

•                  a disposition of the majority of the capital stock of a Guarantor Subsidiary to a third person otherwise not in violation of the applicable indenture, after which the applicable Guarantor Subsidiary is no longer a Restricted Subsidiary;

•                  upon a liquidation or dissolution of a Guarantor Subsidiary so long as no default under the applicable indenture occurs as a result thereof;

•                  the designation in accordance with the applicable indenture of the Guarantor Subsidiary as an Unrestricted Subsidiary or the Guarantor Subsidiary otherwise ceases to be a Restricted Subsidiary of CPE Inc. (in the case of the

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indenture for 2021 Notes and the indenture for 2024 Notes) and CPE Resources (in the case of the indenture for 2019 Notes) in accordance with the applicable indenture;

•                  defeasance or discharge of such series of senior notes;

•                  the release, other than the discharge through payment by the Guarantor Subsidiary, of all other guarantees by such Restricted Subsidiary of Debt (as defined in the applicable indenture) of either issuer of the senior notes or (in the case of the indenture for the 2021 Notes and indenture for the 2024 Notes) the debt of another Guarantor Subsidiary under the Credit Agreement; or

•                  in the case of the indenture for the 2021 Notes, as set forth in the First Lien/Second Lien Intercreditor Agreement, dated October 17, 2016, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., PNC Bank, National Association, as Senior Representative for the First Lien Credit Agreement Secured Parties and Wilmington Trust, National Association, as the Second Priority Representative for the Second Lien Indenture Secured Parties.

The following historical financial statement information is provided for CPE Inc. and the Guarantor/Non-Guarantor Subsidiaries:

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Year Ended December 31, 2016
	Parent Guarantor (CPE Inc.)	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$8,274	$—	$800,438	$—	$(8,274)	$800,438
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	—	122	646,282	—	—	646,404
Depreciation and depletion	—	1,172	26,046	—	—	27,218
Accretion	—	—	6,645	—	—	6,645
(Gain) loss on derivative financial instruments	—	—	(8,180)	—	—	(8,180)
Selling, general and administrative expenses	—	59,142	—	—	(8,274)	50,868
Impairments	—	2,048	2,561	—	—	4,609
Debt restructuring costs	—	4,665	—	—	—	4,665
Other operating costs	—	—	941	—	—	941
Total costs and expenses	—	67,149	674,295	—	(8,274)	733,170
Operating income (loss)	8,274	(67,149)	126,143	—	—	67,268
Other income (expense)
Interest income	27	110	1	—	—	138
Interest expense	(244)	(46,318)	(489)	(383)	—	(47,434)
Other, net	—	(138)	(1,001)	138	—	(1,001)
Total other (expense) income	(217)	(46,346)	(1,489)	(245)	—	(48,297)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	8,057	(113,495)	124,654	(245)	—	18,971
Income tax benefit (expense)	(6,278)	15,586	(7,095)	—	—	2,213
Income (loss) from unconsolidated affiliates, net of tax	—	16	641	—	—	657
Earnings (losses) from consolidated affiliates, net of tax	20,062	117,955	(245)	—	(137,772)	—
Net income (loss)	21,841	20,062	117,955	(245)	(137,772)	21,841
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	(5,253)	(5,253)	(5,253)	—	10,506	(5,253)
Postretirement medical plan adjustment	(1,792)	(1,792)	(1,792)	—	3,584	(1,792)
Postretirement medical plan change	42,851	42,851	42,851	—	(85,702)	42,851
Income tax on retiree medical and pension changes	(971)	(971)	(971)	—	1,942	(971)
Other comprehensive income (loss)	34,835	34,835	34,835	—	(69,670)	34,835
Total comprehensive income (loss)	$56,676	$54,897	$152,790	$(245)	$(207,442)	$56,676

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Year Ended December 31, 2015
	Parent Guarantor (CPE Inc.)	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$7,308	$—	$1,124,111	$—	$(7,308)	$1,124,111
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	—	(32)	950,612	—	—	950,580
Depreciation and depletion	—	2,127	63,937	—	—	66,064
Amortization of port access rights	—	—	3,710	—	—	3,710
Accretion	—	—	12,555	—	—	12,555
(Gain) loss on derivative financial instruments	—	—	30,635	—	—	30,635
Selling, general and administrative expenses	—	56,233	—	—	(7,308)	48,925
Goodwill impairment	—	—	91,541	—	—	91,541
Other operating costs	—	—	1,493	—	(1)	1,492
Total costs and expenses	—	58,328	1,154,483	—	(7,309)	1,205,502
Operating income (loss)	7,308	(58,328)	(30,372)	—	1	(81,391)
Other income (expense)
Interest income	—	169	1	—	—	170
Interest expense	(36)	(43,638)	(3,543)	(344)	—	(47,561)
Other, net	—	(177)	62	177	—	62
Total other income (expense)	(36)	(43,646)	(3,480)	(167)	—	(47,329)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	7,272	(101,974)	(33,851)	(167)	1	(128,720)
Income tax benefit (expense)	(62,019)	15,339	(30,762)	62	—	(77,380)
Income (loss) from unconsolidated affiliates, net of tax	—	11	1,188	—	1	1,200
Earnings (losses) from consolidated affiliates, net of tax	(150,153)	(63,530)	(105)	—	213,788	—
Net income (loss)	(204,900)	(150,153)	(63,530)	(105)	213,790	(204,900)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	1,252	1,252	1,252	—	(2,504)	1,252
Postretirement medical plan adjustment	(3,874)	(3,874)	(3,874)	—	7,748	(3,874)
Income tax on postretirement medical and pension changes	970	970	970	—	(1,940)	970
Other comprehensive income (loss)	(1,652)	(1,652)	(1,652)	—	3,304	(1,652)
Total comprehensive income (loss)	$(206,552)	$(151,805)	$(65,182)	$(105)	$217,092	$(206,552)

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Year Ended December 31, 2014
	Parent Guarantor (CPE Inc.)	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$8,796	$—	$1,308,391	$15,653	$(8,796)	$1,324,044
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	—	260	1,076,154	17,841	—	1,094,257
Depreciation and depletion	—	2,994	110,196	(1,168)	—	112,022
Accretion	—	—	12,333	2,803	—	15,136
(Gain) loss on derivative financial instruments	—	—	(7,805)	—	—	(7,805)
Selling, general and administrative expenses	—	58,997	—	—	(8,796)	50,201
Other operating costs	—	—	2,693	—	—	2,693
Total costs and expenses	—	62,252	1,193,571	19,476	(8,796)	1,266,504
Gain on sale of Decker Mine interest	—	—	(74,262)	—	—	(74,262)
Operating income (loss)	8,796	(62,252)	189,081	(3,823)	—	131,802
Other income (expense)
Interest income	—	259	—	—	—	259
Interest expense	—	(68,064)	(8,710)	(386)	—	(77,160)
Tax agreement benefit (expense)	58,595	—	—	—	—	58,595
Other, net	—	(999)	374	422	—	(202)
Total other (expense) income	58,595	(68,804)	(8,336)	36	—	(18,508)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	67,391	(131,056)	180,746	(3,787)	—	113,294
Income tax benefit (expense)	(20,439)	11,909	(27,889)	1,505	—	(34,913)
Earnings from unconsolidated affiliates, net of tax	—	(4)	584	—	—	579
Earnings (losses) from consolidated affiliates, net of tax	32,007	151,158	(2,282)	—	(180,883)	—
Net income (loss)	78,960	32,007	151,158	(2,282)	(180,883)	78,960
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	989	989	989	—	(1,978)	989
Postretirement medical plan adjustment	(5,564)	(5,564)	(5,564)	—	11,128	(5,564)
Write-off of prior service costs related to Decker Mine pension plan	3,183	3,183	3,183	3,183	(9,549)	3,183
Income tax on retiree medical and pension changes	372	372	372	(1,146)	402	372
Other comprehensive income (loss)	(1,020)	(1,020)	(1,020)	2,037	3	(1,020)
Total comprehensive income (loss)	$77,940	$30,987	$150,138	$(245)	$(180,880)	$77,940

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheets

(in thousands)

	December 31, 2016
	Parent Guarantor (CPE Inc.)	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$83,673	$35	$—	$—	$83,708
Accounts receivable	—	—	13,261	36,050	—	49,311
Due from related parties	—	116,486	—	—	(116,486)	—
Inventories, net	—	70	68,613	—	—	68,683
Derivative financial instruments	—	—	752	—	—	752
Income tax receivable	1,601	—	—	—	—	1,601
Other prepaid and deferred charges	278	—	20,083	—	—	20,361
Other assets	—	—	741	—	—	741
Total current assets	1,879	200,229	103,485	36,050	(116,486)	225,157
Noncurrent assets
Property, plant and equipment, net	—	3,307	1,429,054	—	—	1,432,361
Goodwill	—	—	2,280	—	—	2,280
Other assets	1,019,289	1,299,413	52,793	—	(2,316,517)	54,978
Total assets	$1,021,168	$1,502,949	$1,587,612	$36,050	$(2,433,003)	$1,714,776

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$4	$1,748	$25,896	$30	$—	$27,678
Royalties and production taxes	—	—	63,018	—	—	63,018
Accrued expenses	3,646	6,879	25,332	—	—	35,857
Due to related parties	59,638	71	27,250	29,598	(116,486)	71
Other liabilities	—	—	2,567	—	—	2,567
Total current liabilities	63,288	8,698	144,063	29,628	(116,486)	129,191
Noncurrent liabilities
Senior notes	—	475,009	—	—	—	475,009
Asset retirement obligations, net of current portion	—	—	97,048	—	—	97,048
Accumulated postretirement benefit obligation, net of current portion	—	—	22,950	—	—	22,950
Royalties and production taxes, net of current portion	—	—	21,557	—	—	21,557
Other liabilities	6,219	—	11,141	—	—	17,360
Total liabilities	69,507	483,707	296,759	29,628	(116,486)	763,115
Commitments and Contingencies (Note 19)
Total equity	951,661	1,019,241	1,290,854	6,422	(2,316,517)	951,661
Total liabilities and equity	$1,021,168	$1,502,948	$1,587,613	$36,050	$(2,433,003)	$1,714,776

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheets

(in thousands)

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
Commitments and Contingencies (Note 19)
Total equity	887,881	956,248	1,834,992	6,167	(2,797,407)	887,881
Total liabilities and equity	$965,246	$1,942,827	$2,248,154	$38,921	$(3,392,988)	$1,802,160

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Year Ended December 31, 2016
	Parent Guarantor (CPE Inc.)	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$25,246	$23,470	$—	$—	$48,716

Investing activities
Purchases of property, plant and equipment	—	(2,003)	(31,636)	—	—	(33,639)
Cash paid for capitalized interest	—	—	(1,444)	—	—	(1,444)
Investment in development projects	—	—	(1,500)	—	—	(1,500)
Payment of restricted cash	—	—	(725)	—	—	(725)
Return of restricted cash	—	—	8,500	—	—	8,500
Insurance proceeds	—	—	2,826	—	—	2,826
Other	—	—	659	—	—	659
Net cash provided by (used in) investing activities	—	(2,003)	(23,320)	—	—	(25,323)

Financing activities
Payment of deferred financing costs	—	(3,624)	—	—	—	(3,624)
Cash paid on tender of 2019 and 2024 senior notes	—	(18,335)	—	—	—	(18,335)
Payment of debt restructuring costs	—	(4,665)	—	—	—	(4,665)
Other	—	—	(2,374)	—	—	(2,374)

Net cash provided by (used in) financing activities	—	(26,624)	(2,374)	—	—	(28,998)

Net increase (decrease) in cash and cash equivalents	—	(3,381)	(2,224)	—	—	(5,605)
Cash and cash equivalents at beginning of period	—	87,054	2,259	—	—	89,313
Cash and cash equivalents at the end of period	$—	83,673	35	—	—	83,708

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

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.  Summary Unaudited Quarterly Financial Information

A summary of the unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 is presented below (in thousands except per share amounts).

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$181,249	$174,188	$217,073	$227,928
Operating income (loss)	(25,645)	45,920	10,861	36,131
Net income (loss)	(36,375)	35,289	(1,584)	24,511
Income (loss) per common share:
Basic	$(0.59)	$0.58	$(0.03)	$0.40
Diluted	$(0.59)	$0.57	$(0.03)	$0.39
Closing stock price	$1.95	$2.06	$5.44	$5.61

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$317,553	$244,148	$301,673	$260,737
Operating income (loss)	7,984	(50,812)	17,458	(56,022)
Net income (loss)	(4,680)	(52,897)	8,873	(156,196)
Income (loss) per common share:
Basic	$(0.08)	$(0.87)	$0.15	$(2.55)
Diluted	$(0.08)	$(0.87)	$0.14	$(2.55)
Closing stock price	$5.82	$4.66	$2.63	$2.08

During the first quarter of 2016, Net income (loss) included non-cash impairments of $4.2 million related to engineering costs for the Overland Conveyor project and a shovel that we no longer expect to use because of declining production.  During the second quarter of 2016, Net income (loss) included non-cash adjustments of $37.3 million to decrease Depreciation and depletion related to a decrease in the ARO liability.  During the third quarter of 2016, we recorded $4.5 million in debt restructuring costs related to the Exchange Offers completed in the fourth quarter.  Net income (loss) for the fourth quarter of 2016 included non-cash adjustments of $13.9 million for Depreciation and depletion related to additional decreases in the ARO liability, as well as an additional $0.2 million of debt restructuring costs.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was performed by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016.  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, which are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, were effective at a reasonable assurance level as of December 31, 2016.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their audit report included in Part II, Item 8.

Changes in Internal Control Over Financial Reporting

There were no changes in CPE Inc.’s internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, CPE Inc.’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K is included under the caption Election of Class II Directors in our Proxy Statement to be distributed to our stockholders in connection with our 2017 annual meeting and in Part I of this report under the caption “Executive Officers.”  Such information is incorporated herein by reference.  The information required by Items 405 and 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be included under the captions Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance in our Proxy Statement to be distributed to our stockholders in connection with our 2017 annual meeting and is incorporated herein by reference.

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is available on our website at www.cloudpeakenergy.com in the “Corporate Governance” subsection in the “Investor Relations” section.  We will disclose any future amendments to or waivers from our Code of Ethics for Principal Executive and Senior Financial Officers by posting such information on our website.

Item 11.  Executive Compensation.

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be included in our Proxy Statement to be distributed to our stockholders in connection with our 2017 annual meeting under the caption Executive Compensation and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of Regulation S-K will be included under the caption Security Ownership of Management and Principal Stockholders in our Proxy Statement to be distributed to our stockholders in connection with our 2017 annual meeting and is incorporated herein by reference.

As required by Item 201(d) of Regulation S-K, the following table provides information regarding our equity compensation plans as of December 31, 2016:

Number of securities remaining
	Number of securities to be	Weighted -average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants, and rights	warrants, and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,688,782	$16.73	1,992,521	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	5,688,782	$16.73	1,992,521	(1)

(1)                                 Includes 1,956,136 shares under the Long Term Incentive Plan and 36,385 shares under our Employee Stock Purchase Plan.  Shares available for issuance under the Long Term Incentive Plan may be issued pursuant to restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.

Item 13.  Certain Relationships and Related Party Transactions, and Director Independence.

The information required by Item 404 of Regulation S-K will be included under the caption Certain Relationships and Related Party Transactions in our Proxy Statement to be distributed to our stockholders in connection with our 2017 annual meeting and is incorporated herein by reference.  The information required by Item 407(a) of Regulation S-K will be included under the caption Independence of Directors in our Proxy Statement to be distributed to our stockholders in connection with our 2017 annual meeting and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A will be included under the caption Independent Auditor Fees and Services in our Proxy Statement to be distributed to our stockholders in connection with our 2017 annual meeting and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this Report:

(1)         Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2016, 2015, and 2014

Consolidated Statements of Equity for the Years Ended December 31, 2016, 2015, and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014

Notes to Consolidated Financial Statements

(2)         Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

(3)         Exhibit List

(b)  Exhibits

See Exhibit Index at page 127 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ COLIN MARSHALL
Date: February 15, 2017		Colin Marshall President and Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signatures	Title	Date

/s/ COLIN MARSHALL	President and Chief Executive Officer	February 15, 2017
Colin Marshall	(Principal Executive Officer)

/s/ HEATH A. HILL	Executive Vice President and Chief Financial Officer	February 15, 2017
Heath A. Hill	(Principal Financial Officer)

/s/ KENDALL K. CARBONE	Vice President and Chief Accounting Officer	February 15, 2017
Kendall K. Carbone	(Principal Accounting Officer)

/s/ WILLIAM T. FOX III	(Chairman of the Board of Directors)	February 15, 2017
William T. Fox III

/s/ PATRICK J. CONDON	(Director)	February 15, 2017
Patrick J. Condon

/s/ JEANE L. HULL	(Director)	February 15, 2017
Jeane L. Hull

/s/ STEVEN W. NANCE	(Director)	February 15, 2017
Steven W. Nance

/s/ WILLIAM F. OWENS	(Director)	February 15, 2017
William F. Owens

/s/ ROBERT SKAGGS	(Director)	February 15, 2017
Robert Skaggs

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

3.3	Form of Stock Certificate of Cloud Peak Energy Inc. (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 5 to CPE Inc.’s Form S-1 filed on November 16, 2009 (File No. 333-161293))

Indenture

4.1

Indenture, dated as of November 25, 2009, by and among Cloud Peak Energy Resources LLC (and its subsidiaries listed on the signature page), Cloud Peak Energy Finance Corp., Wilmington Trust Company and Citibank, N.A. (Incorporated herein by reference to Exhibit 4.1 to CPE Inc.’s Current Report on Form 8-K filed on December 2, 2009 (File No. 001-34547))

4.2	Form of Exchange Notes (Included in Exhibit 4.1 hereto)

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

4.5

Sixth Supplemental Indenture, dated as of September 10, 2015, to the Indenture, dated as of November 25, 2009, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., the guarantors party thereto, Wilmington Trust Company, as trustee, and Citibank N.A., as securities administrator (Incorporated by reference to Exhibit 4.1 to CPE Inc.’s Quarterly Report on 10-Q filed on October 27, 2015 (File No. 001-34547))

4.6

Indenture, dated as of March 11, 2014, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to CPE Inc.’s Current Report on Form 8-K filed on March 11, 2014 (File No. 001-34547))

4.7

First Supplemental Indenture, dated as of March 11, 2014, to the Indenture, dated as of March 11, 2014, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 to CPE Inc.’s Current Report on Form 8-K filed on March 11, 2014 (File No. 001-34547))

4.8

Second Supplemental Indenture, dated as of September 1, 2015, to the Indenture, dated as of March 11, 2014, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to CPE Inc.’s Quarterly Report on 10-Q filed on October 27, 2015 (File No. 001-34547))

4.9

Agreement of Resignation, Appointment and Acceptance, dated as of May 24, 2016, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., Wells Fargo Bank, National Association, as resigning trustee, and Wilmington Trust, National Association, as successor trustee (incorporated by reference to Exhibit 4.1 to Cloud Peak Energy Inc.’s Quarterly Report on 10-Q filed on July 29, 2016 (File No. 001-34547))

4.10

Indenture, dated October 17, 2016, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on October 17, 2016 (File No. 001-34547))

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

IPO Agreements

10.21

Master Separation Agreement, dated as of November 19, 2009, by and among Cloud Peak Energy Inc., Cloud Peak Energy Resources LLC, Rio Tinto America Inc., Rio Tinto Energy America Inc. and Kennecott Management Services Company (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

10.22

Management Services Agreement, dated as of November 19, 2009, by and between Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC (Incorporated herein by reference to Exhibit 10.9 to CPE Inc.’s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

10.23

Acceleration and Release Agreement, dated August 19, 2014, between Cloud Peak Energy Inc. and Rio Tinto Energy America Inc. (Incorporated by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on August 20, 2014 (File No. 001-34547))

Credit Agreements and Security Agreements

10.24

Credit Agreement, dated as of February 21, 2014, by and among Cloud Peak Energy Resources LLC (and its subsidiaries listed on the signature page), PNC Bank, National Association, as administrative agent, and a syndicate of lenders (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on 8-K filed on February 21, 2014 (File No. 001-34547))

10.25

First Amendment to Credit Agreement, dated September 5, 2014, between Cloud Peak Energy Resources LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on 8-K filed on September 10, 2014 (File No. 001-34547))

Exhibit Number	Description of Documents

10.26

Second Amendment to Credit Agreement, dated September 9, 2016, between Cloud Peak Energy Resources LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on September 12, 2016 (File No. 001-34547))

10.27

Guarantee and Security Agreement, dated as of February 21, 2014, by and between Cloud Peak Energy Resources LLC (and its subsidiaries listed on the signature page) and PNC Bank, National Association (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.’s Current Report on 8-K filed on February 21, 2014 (File No. 001-34547))

10.28

Security Agreement Supplement, dated as of March 11, 2014, between Cloud Peak Energy Inc. and PNC Bank, National Association, as administrative agent (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.’s Quarterly Report on 10-Q filed on April 30, 2014 (File No. 001-34547))

10.29

Security Agreement, dated October 17, 2016, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on October 17, 2016 (File No. 001-34547))

10.30

First Lien/Second Lien Intercreditor Agreement, dated October 17, 2016, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., PNC Bank, National Association, as Senior Representative for the First Lien Credit Agreement Secured Parties and Wilmington Trust, National Association, as the Second Priority Representative for the Second Lien Indenture Secured Parties (incorporated by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on October 17, 2016 (File No. 001-34547))

Receivables Agreements

10.31

Amended and Restated Receivables Purchase Agreement, dated as of January 31 2017, by and among Cloud Peak Energy Receivables LLC, Cloud Peak Energy Resources LLC, PNC Bank, National Association, as administrator (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on February 1, 2017 (File No. 001-34547))

LTIP

10.32

Cloud Peak Energy Inc. 2009 Long Term Incentive Plan, as amended and restated effective March 12, 2016 (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on March 14, 2016 (File No. 001-34547) †

10.33

Amendment No. 1 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on May 13, 2016 (File No. 001-34547)) †

10.34

Amendment No. 2 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on January 10, 2017 (File No. 001-34547)) †

Forms of LTIP Award Agreements

10.35

Form of Cloud Peak Energy Inc. 2009 Long Term Incentive Plan IPO Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.33 to Amendment No. 5 to CPE Inc.’s Form S-1 filed on November 16, 2009 (File No. 333-161293)) †

10.36

Form of 2011 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.’s Current Report on Form 8-K filed on March 9, 2011 (File No. 001-34547)) †

10.37

Form of 2011 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Director Restricted Stock Unit Agreement (Incorporated herein by reference to Exhibit 10.48 to CPE Inc.’s Annual Report on Form 10-K filed on February 25, 2011 (File No. 001-34547))

Exhibit Number	Description of Documents

10.38

Form of 2012 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.’s Current Report on Form 8-K filed on March 16, 2012 (File No. 001-34547)) †

10.39

Form of 2012 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Director Restricted Stock Unit Agreement (Incorporated herein by reference to Exhibit 10.44 to CPE Inc.’s Annual Report on Form 10-K filed on February 18, 2015 (File No. 001-34547))

10.40

Form of 2013 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Performance Share Unit Award Agreement (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on March 11, 2013 (File No. 001-34547)) †

10.41

Form of 2013 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.’s Current Report on Form 8-K filed on March 11, 2013 (File No. 001-34547)) †

10.42

Form of 2013 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Restricted Stock Unit Agreement (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.’s Current Report on Form 8-K filed on March 11, 2013 (File No. 001-34547)) †

10.43

Form of 2013 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Director Restricted Stock Unit Agreement (Incorporated herein by reference to Exhibit 10.44 to CPE Inc.’s Annual Report on Form 10-K filed on February 14, 2013 (File No. 001-34547))

10.44

Form of 2014 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.’s Current Report on 8-K filed on March 14, 2014 (File No. 001-34547))

10.45

Form of 2014 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Director Restricted Stock Unit Agreement (Incorporated herein by reference to Exhibit 10.52 to CPE Inc.’s Annual Report on Form 10-K filed on February 18, 2015 (File No. 001-34547))

10.46

Form of 2014 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Performance Share Unit Award Agreement (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on 8-K filed on March 14, 2014 (File No. 001-34547))

10.47

Form of 2014 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Restricted Stock Unit Agreement (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.’s Current Report on 8-K filed on March 14, 2014 (File No. 001-34547))

10.48 *	Form of 2015 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Director Restricted Stock Unit Agreement

10.49

Form of 2015 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Performance Share Unit Award Agreement (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on 8-K filed on March 3, 2015 (File No. 001-34547))

10.50

Form of 2015 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Restricted Stock Unit Agreement (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.’s Current Report on 8-K filed on March 3, 2015 (File No. 001-34547))

10.51

Form of 2016 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Director Restricted Stock Unit Agreement (Incorporated herein by reference to Exhibit 10.54 to CPE Inc.’s Annual Report on Form 10-K filed on February 17, 2016 (File No. 001-34547))

10.52

Form of 2016 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Performance Share Unit Award Agreement (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on 8-K filed on March 7, 2016 (File No. 001-34547))

10.53

Form of 2016 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Restricted Stock Unit Agreement (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.’s Current Report on 8-K filed on March 7, 2016 (File No. 001-34547))

Exhibit Number	Description of Documents

10.54 *	Form of 2017 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Director Restricted Stock Unit Agreement

Annual Incentive Plan

10.55	Cloud Peak Energy Inc. 2013 Annual Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on May 15, 2013 (File No. 001-34547)) †

Deferred Compensation Plan

10.56

Amended and Restated Deferred Compensation Plan for Cloud Peak Energy Resources LLC, effective April 1, 2016 (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.’s Quarterly Report on Form 10-Q filed on July 29, 2016 (File No. 001-34547)) †

ESPP

10.57 *	Second Amended and Restated Employee Stock Purchase Plan dated February 13, 2017 †

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

Other Exhibits

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Exhibit Number	Description of Documents

23.2*	Consent of J.T. Boyd Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1*	Mine Safety Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Document

* Filed or furnished herewith, as applicable

† Management contract or compensatory plan or arrangement

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Other Additions (Deductions)	Balance at End of Year
		(in thousands)
Reserves and allowances deducted from asset accounts:
Deferred Income Tax Valuation Allowance (1)
Year Ended December 31, 2016	$118,957	$—	$—	$(19,319)	$99,638
Year Ended December 31, 2015	$7,150	$111,807	$—	$—	$118,957
Year Ended December 31, 2014	$12,711	$1,145	$—	$(6,706)	$7,150

Reserve for Materials and Supplies
Year Ended December 31, 2016	$988	$—	$—	$(32)	$956
Year Ended December 31, 2015	$1,101	$—	$—	$(113)	$988
Year Ended December 31, 2014	$1,010	$91	$—	$—	$1,101

(1)                                 See also Note 17 of Notes to Consolidated Financial Statements in Item 8.