Form 10-Q
period 2017-03-31
CLOUD PEAK ENERGY INC.
filed 2017-04-28
CIK 1441849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

☒  Yes      ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes      ☒  No

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 75,055,585 shares outstanding as of April 19, 2017.

CLOUD PEAK ENERGY INC.

Unless the context indicates otherwise, the terms “Cloud Peak Energy,” the “Company,” “we,” “us,” and “our” refer to Cloud Peak Energy Inc. (“CPE Inc.”) and its subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$195,728	$181,249
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	168,939	165,035
Depreciation and depletion	18,645	19,102
Accretion	1,821	2,582
(Gain) loss on derivative financial instruments	2,344	1,962
Selling, general and administrative expenses	10,714	13,775
Impairments	—	4,154
Debt restructuring costs	40	—
Other operating costs	176	284
Total costs and expenses	202,679	206,894
Operating income (loss)	(6,951)	(25,645)
Other income (expense)
Interest income	39	37
Interest expense	(12,912)	(11,051)
Other, net	(310)	(389)
Total other income (expense)	(13,183)	(11,403)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(20,134)	(37,048)
Income tax benefit (expense)	(300)	1,421
Income (loss) from unconsolidated affiliates, net of tax	326	(748)
Net income (loss)	(20,108)	(36,375)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	(1,821)	362
Income tax on postretirement medical and pension changes	—	(971)
Other comprehensive income (loss)	(1,821)	(609)
Total comprehensive income (loss)	$(21,929)	$(36,984)
Income (loss) per common share:
Basic	$(0.30)	$(0.59)
Diluted	$(0.30)	$(0.59)
Weighted-average shares outstanding - basic	66,132	61,191
Weighted-average shares outstanding - diluted	66,132	61,191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$100,515	$83,708
Accounts receivable	32,698	49,311
Due from related parties	419	—
Inventories, net	70,001	68,683
Derivative financial instruments	—	752
Income tax receivable	1,344	1,601
Other prepaid and deferred charges	38,261	20,361
Other assets	802	741
Total current assets	244,040	225,157

Noncurrent assets
Property, plant and equipment, net	1,423,162	1,432,361
Goodwill	2,280	2,280
Other assets	45,059	54,978
Total assets	$1,714,541	$1,714,776

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$30,607	$27,678
Royalties and production taxes	60,404	63,018
Accrued expenses	35,829	35,857
Due to related parties	—	71
Other liabilities	2,570	2,567
Total current liabilities	129,410	129,191

Noncurrent liabilities
Senior notes	414,650	475,009
Asset retirement obligations, net of current portion	106,316	97,048
Accumulated postretirement medical benefit obligation, net of current portion	23,309	22,950
Royalties and production taxes	28,615	21,557
Other liabilities	16,515	17,360
Total liabilities	718,815	763,115
Commitments and Contingencies (Note 13)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 75,533 and 61,942 shares issued and 75,056 and 61,465 outstanding as of March 31, 2017 and December 31, 2016, respectively)	751	615
Treasury stock, at cost (477 shares as of both March 31, 2017 and December 31, 2016)	(6,498)	(6,498)
Additional paid-in capital	647,832	581,975
Retained earnings	333,578	353,685
Accumulated other comprehensive income (loss)	20,063	21,884
Total equity	995,726	951,661
Total liabilities and equity	$1,714,541	$1,714,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(20,108)	$(36,375)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	18,645	19,102
Accretion	1,821	2,582
Impairments	—	4,154
Loss (income) from unconsolidated affiliates, net of tax	(326)	748
Distributions of income from unconsolidated affiliates	3,000	1,500
Deferred income taxes	—	(971)
Equity-based compensation expense	1,823	2,092
(Gain) loss on derivative financial instruments	2,344	1,962
Cash received (paid) on derivative financial instrument settlements	(336)	(2,309)
Non-cash interest expense related to early retirement of debt and refinancings	702	—
Net periodic postretirement benefit costs	(1,368)	2,413
Addback of debt restructuring costs	40	—
Payments for logistics contracts	(13,563)	—
Logistics throughput contract amortization expense	10,578	8,167
Other	2,150	(278)
Changes in operating assets and liabilities:
Accounts receivable	16,613	10,535
Inventories, net	(1,373)	1,453
Due to or from related parties	(419)	231
Other assets	(8,024)	5,553
Accounts payable and accrued expenses	7,744	(20,880)
Asset retirement obligations	(248)	(337)
Net cash provided by (used in) operating activities	19,695	(658)

Investing activities
Purchases of property, plant and equipment	(4,124)	(7,621)
Cash paid for capitalized interest	—	(352)
Investment in development projects	—	(750)
Other	—	18
Net cash provided by (used in) investing activities	(4,124)	(8,705)

Financing activities
Repayment of senior notes	(62,094)	—
Payment of debt refinancing costs	(402)	—
Payment of debt restructuring costs	(40)	—
Proceeds from issuance of common stock	68,850	—
Cash paid for equity offering	(4,434)	—
Other	(644)	(558)
Net cash provided by (used in) financing activities	1,236	(558)

Net increase (decrease) in cash and cash equivalents	16,807	(9,921)
Cash and cash equivalents at beginning of period	83,708	89,313
Cash and cash equivalents at end of period	$100,515	$79,392

Supplemental cash flow disclosures:
Interest paid	$4,893	$7,765
Income taxes paid (refunded)	$(257)	$27
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$869	$1,552
Assets acquired under capital leases	$—	$115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business

We are one of the largest producers of coal in the United States of America (“U.S.”) and the Powder River Basin (“PRB”), based on our 2016 coal sales.  We operate some of the safest mines in the coal industry.  According to the most current Mine Safety and Health Administration (“MSHA”) data, we have one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.

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

In addition, we have two development projects, both located in the Northern PRB. For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming. The Youngs Creek project is an undeveloped surface mine project located in Wyoming, seven miles south of our Spring Creek Mine and contiguous with the Wyoming-Montana state line.  The Big Metal project is located near the Youngs Creek project on the Crow Indian Reservation in southeast Montana.

Our logistics business provides a variety of services designed to facilitate the sale and delivery of coal.  These services include the purchase of coal from third parties or from our owned and operated mines, coordination of the transportation and delivery of purchased coal, negotiation of take-or-pay rail agreements and take-or-pay port agreements and demurrage settlement with vessel operators.  See Note 7 for further discussion.

Equity Offering and 2019 Notes Redemption

On February 28, 2017, we issued 13.5 million shares of common stock through a registered underwritten public offering and received proceeds, net of underwriting discounts and commissions, of $64.7 million.  We used the net proceeds from the offering to fund the full redemption of our outstanding 8.50% Senior Notes due 2019 (the “2019 Notes”).  We redeemed the 2019 Notes at a total cost of $64.5 million, reflecting a redemption price of 101.417% of the principal amount of $62.1 million, or $63.0 million, plus accrued and unpaid interest of $1.5 million.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and footnote disclosures that are required to be included in annual financial statements prepared in conformity with U.S. GAAP.  The year-end unaudited condensed consolidated balance sheet data was derived from audited consolidated financial statements.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2016 and 2015, and for each of the three years ended December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to a fair statement of our financial position as of March 31, 2017, and the results of our operations, comprehensive income, and cash flows for the three months ended March 31, 2017 and 2016, in conformity with U.S. GAAP.  Our results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2017.

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

In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits — Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Cost (“ASU 2017-07”), which requires separate presentation of service costs and all other components of net benefit costs on the income statement. Under ASU 2017-07, service cost is included in the same line item as other compensation costs arising from services rendered by employees during the period, with all other components of net benefit costs on the income statement outside of income from operations. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this update should be applied retrospectively.  We are considering the impact the adoption of ASU 2017-07 may have on our results of operations, financial condition, and cash flows.

In January 2017, the FASB issued ASU 2017-04, Goodwill — Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates the second step in the goodwill impairment test whereby a company measures an impairment loss by calculating the implied fair value of goodwill of a reporting unit and comparing it against its carrying value. As a result, a goodwill impairment loss will be calculated by comparing the fair value of a reporting unit with its carrying amount. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments in this update should be applied prospectively, with added disclosure regarding the nature of and reason for the change in accounting principal.  Early adoption is permitted.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows — Restricted Cash (“ASU 2016-18”), which requires the statement of cash flows to explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this update should be applied using a retrospective transition method to each period presented. Early adoption is permitted.  We are considering the impact the adoption of ASU 2016-18 may have on our presentation of cash flows.

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes — Intra-Entity Asset Transfers of Assets other than Inventory (“ASU 2016-16”), which would require the recognition of the tax expense from the sale of an asset other than inventory when the transfer occurs, rather than when the asset is sold to a third party or otherwise recovered through use. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

permitted.  We are considering the impact the adoption of ASU 2016-16 may have on our results of operations, financial condition, and cash flows.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which standardizes cash flow statement classification of certain transactions, including cash payments for debt prepayment or extinguishment, proceeds from insurance claim settlements, and distributions received from equity method investments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The amendments in this update should be applied using a retrospective transition method to each period presented. If impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted.  We are considering the impact the adoption of ASU 2016-15 may have on our presentation of cash flows.

In March 2016, the FASB issued ASU 2016-09, Improvements to Share Based Payment Accounting (“ASU 2016-09”), which simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  We adopted this standard on January 1, 2017.  ASU 2016-09 allowed an accounting policy election to either estimate expected forfeitures, which was previously required under U.S. GAAP, or recognize forfeitures as they occurred, as of the adoption date of this ASU. We have elected a policy of estimating expected forfeitures, which is consistent with past practices.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which would require the lessee to recognize the assets and liabilities on all leases that may have not been recognized in the past.  The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Although early adoption is permitted, we anticipate adopting the new standard effective January 1, 2019.  The amendments in this update should be applied at the beginning of the earliest period presented using a modified retrospective approach. We are still evaluating the impact the adoption of ASU 2016-02 may have.  However, based upon our initial reviews and the future payments under operating leases disclosed in our 2016 Form 10-K, we do not currently anticipate that adoption of this standard will have a significant impact on our results of operations, financial condition, and cash flows.

From May 2014 through December 2016, the FASB issued several ASUs related to Revenue from Contracts with Customers.  These ASUs are intended to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts.  The new guidance is effective for interim and annual periods beginning after December 15, 2017, although entities may adopt one year earlier if they choose.  The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.  During 2016 and throughout the first quarter of 2017, we have continued to evaluate our contracts with customers and have determined that for the significant majority of our contracts, we do not currently anticipate there would be any change to timing or method of recognizing revenue.  As such, we do not believe this new standard will have a material impact on our results of operations, financial condition or cash flows.  We are planning to adopt the new standard as of January 1, 2018 and utilize the modified retrospective method.

3.  Inventories, Net

Inventories, net consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Materials and supplies	$67,323	$67,933
Less: Obsolescence allowance	(1,011)	(956)
Material and supplies, net	66,312	66,977
Coal inventory	3,689	1,706
Inventories, net	$70,001	$68,683

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

•                  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We had no Level 3 financial instruments as of March 31, 2017 or December 31, 2016.

The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets (in thousands):

	Fair Value as of March 31, 2017
	Level 1	Level 2	Total
Assets
Money market funds (1)	$12,562	$—	$12,562
Liabilities
Derivative financial instruments	$—	$1,257	$1,257

	Fair Value as of December 31, 2016
	Level 1	Level 2	Total
Assets
Money market funds (1)	$12,997	$—	$12,997
Derivative financial instruments	$—	$752	$752

(1)                                 Included in Cash and cash equivalents in the unaudited condensed consolidated balance sheets along with $88.0 million and $70.7 million of demand deposits as of March 31, 2017 and December 31, 2016, respectively.

We did not have any transfers between levels during the three months ended March 31, 2017.  Our policy is to value all transfers between levels using the beginning of period valuation.

5.  Derivative Financial Instruments

Coal Contracts

We use derivative financial instruments to help manage our exposure to market changes in coal prices.  To manage our exposure in the international markets, we have used international coal forward contracts linked to forward Newcastle coal prices.  We have used domestic coal futures contracts referenced to the 8800 Btu coal price sold from the PRB, as quoted on the Chicago Mercantile Exchange (“CME”), to help manage our exposure to market changes in domestic coal prices.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the international coal forward contracts, if the monthly average index price is lower than the contract price, we receive the difference, and if the monthly average index price is higher than the contract price, we pay the difference.  For our 2016 positions, we executed offsetting contracts to lock in the amount we expected to receive each month.  We did not hold or enter into any international coal forward contracts for 2017 during the three months ended March 31, 2017.

Under the domestic coal futures contracts, if the monthly average index price is higher than the contract price, we receive the difference, and if the monthly average index price is lower than the contract price, we pay the difference.  Amounts due to us or to the CME as a result of changes in the market price of our open domestic coal futures contracts and to fulfill margin requirements are received or paid through our brokerage bank on a daily basis; therefore, there is no asset or liability on the unaudited condensed consolidated balance sheets.  We did not hold or enter into any domestic coal futures contracts for 2017 during the three months ended March 31, 2017.

WTI Derivatives

We use derivative financial instruments, such as collars and swaps, to help manage our exposure to market changes in diesel fuel prices.  The derivatives are indexed to the West Texas Intermediate (“WTI”) crude oil price as quoted on the New York Mercantile Exchange.  As such, the nature of the derivatives does not directly offset market changes to our diesel costs.

Under a collar agreement, we pay the difference between the monthly average index price and a floor price if the index price is below the floor, and we receive the difference between the ceiling price and the monthly average index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and ceiling prices.  While we would not receive the full benefit of price decreases beyond the floor price, the collars mitigate the risk of crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on our cash flow.  We used collar agreements to fix a portion of our forecasted diesel costs for 2016. All collar agreements were settled as of December 31, 2016, and we did not hold or enter into any collar agreements for 2017 during the three months ended March 31, 2017.

Under a swap agreement, if the monthly average index price is higher than the swap price, we receive the difference and if the monthly average index price is lower than the swap price, we pay the difference.  We used swap agreements to fix a portion of our forecasted diesel costs for 2016 and all our forecasted diesel costs for 2017.

As of March 31, 2017, we were fully hedged for the remainder of 2017 and held the following WTI derivative financial instruments (barrels in thousands):

	Swaps
Settlement Period	Notional Amount	Weighted- Average per Barrel
2017 swap positions	363	$55.00
Total	363	$55.00

Offsetting and Balance Sheet Presentation

	March 31, 2017
	Gross Amounts Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
International coal forward contracts	$—	$—	$—	$—	$—	$—
WTI derivative financial instruments	—	(1,257)	—	—	—	(1,257)
Total	$—	$(1,257)	$—	$—	$—	$(1,257)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Gross Amounts Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
International coal forward contracts	$—	$—	$—	$—	$—	$—
WTI derivative financial instruments	752	—	—	—	752	—
Total	$752	$—	$—	$—	$752	$—

Net amounts of derivative liabilities are included in Accrued expenses in the unaudited condensed consolidated balance sheets.  There were no cash collateral requirements as of March 31, 2017 or December 31, 2016.

Derivative Gains and Losses

(Gain) loss on derivative financial instruments recognized in the unaudited condensed consolidated statement of operations and comprehensive income (loss) were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
International coal forward contracts	$—	$(39)
Domestic coal futures contracts	—	11
WTI derivative financial instruments	2,344	1,990
Net derivative financial instruments loss (gain)	$2,344	$1,962

See Note 4 for a discussion related to the fair value of derivative financial instruments.

6.  Impairments

Long-Lived Assets

During the three months ended March 31, 2016, we recorded impairments of $2.2 million in the Owned and Operated Mines segment, primarily for engineering costs related to the Overland Conveyor project at our Antelope Mine and $2.0 million related to a shovel that we no longer expect to use because of declining production that is part of Other.  During the three months ended March 31, 2017, we had no such impairments.

7.  Transportation Agreements

To ensure export terminal capacity for export sales, we enter into multi-year throughput agreements with export terminal companies and railroads.  These types of take-or-pay agreements require us to pay for a minimum quantity of coal to be transported on the railway or through the terminal regardless of whether we sell any coal.  If we fail to make sufficient export sales to meet our minimum obligations under the take-or-pay agreements, we are still obligated to make payments to the export terminal company or railroad.

We have a multi-year throughput contract with Westshore Terminals Limited Partnership (“Westshore”) for our anticipated export sales through their export terminal in Vancouver, British Columbia, and a similar multi-year contact with Burlington Northern Santa Fe Railroad (“BNSF”).

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Current Agreements

In December 2016, we terminated our previous agreement with Westshore and entered into a new agreement effective January 1, 2017.  In February 2017, we terminated our previous agreement with BNSF and entered into a new agreement effective April 1, 2017.  These new agreements provide for shipments in 2017 and 2018 and require minimum payments for those two years.  We have the right to terminate our commitments for 2017 and 2018 at any time in exchange for buyout payments.

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

In exchange for the termination of the previous agreements, we made termination payments.  These amounts have been deferred and will be amortized, along with the previous amendment payments made in 2015 and 2016, over the two-year life of the new agreement.  As of March 31, 2017 and December 31, 2016, there was $38.3 million and $35.3 million, respectively, recorded as a deferred asset for these agreements, included in Other assets in the unaudited condensed consolidated balance sheets. We incurred $24 million and $16.4 million in costs under our logistics agreements with Westshore and BNSF, including amortization of $10.6 million and $8.2 million, during the three months ended March 31, 2017 and 2016, respectively.  These costs are included in Cost of product sold in the unaudited condensed statements of operations.

Historical Agreements

In the fourth quarter of 2015, we announced amended agreements with both Westshore and BNSF, whereby the previously committed volumes for 2016 through 2018 were reduced to zero in exchange for an upfront payment, plus quarterly payments during 2016 through 2018, as specified in the amended agreement.  We made upfront payments totaling $37.5 million during the fourth quarter of 2015 relating to these two amendments.  We capitalized the $37.5 million in payments made to Westshore and BNSF as a deferred asset and amortized these costs throughout 2016, and will continue to amortize the costs through 2018.

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

We had outstanding purchase commitments related to transportation agreements consisting of the following (in thousands):

	March 31,	December 31,
	2017	2016
Services
Transportation agreements (1)(2)	$51,520	$127,123

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)                                 Includes undiscounted rail take-or-pay commitments as agreed to in February 2017 and effective April 1, 2017.  The new agreement does not contain any commitments subsequent to the end of 2018, unless the parties agree to extend the agreement. We have the right to terminate our commitments for 2017 and 2018 at any time in exchange for a buyout payment.  If we do not meet the required portion of our future nominated tons, there would be incremental liquidated damages due under the new agreement.  Activity during the period includes decreases for payments made partially offset by the impact of nominations, which have potential future liquidated damages if we do not ship the nominated tons through 2017.  All prior agreements, including the previous take-or-pay commitments through 2024, have been terminated.

8.  Equity Method Investments

Equity method investments include our 50% equity investment in Venture Fuels Partnership, a coal marketing company.  We also had a minority ownership interest in the joint venture that was seeking to develop the Gateway Pacific Terminals (“GPT”) in Washington State. SSA Marine, the majority interest holder and project developer, notified us of its intention to no longer pursue a coal terminal.  As a result, in January 2017, we abandoned our ownership interest in the joint venture, and we no longer have any ownership interest or associated funding obligations for the joint venture.  We had previously written off our $6.0 million investment in GPT in the fourth quarter of 2015.  Our equity method investments are included in noncurrent Other assets and had a carrying amount of the following (in thousands):

	March 31,	December 31,
	2017	2016
Venture Fuels Partnership	$4,899	$7,575
Other	1,008	1,006
Total equity method investments	$5,907	$8,581

9.  Senior Notes and Equity

On February 28, 2017, we issued 13.5 million shares of common stock through a registered underwritten public offering and received proceeds, net of underwriting discounts and commissions, of $64.7 million. We used the net proceeds from the offering to fund the full redemption of our outstanding 8.50% Senior Notes due 2019 (the “2019 Notes”).  We redeemed the 2019 Notes at a total cost of $64.5 million, reflecting a redemption price of 101.417% of the principal amount of $62.1 million, or $63.0 million, plus accrued and unpaid interest of $1.5 million.  In addition, we wrote off $0.7 million in deferred financing costs and original issue discount as of the redemption date.

Senior notes consisted of the following (in thousands):

	March 31, 2017
	Carrying Value	Unamortized Discount and Debt Issuance Costs	Unamortized Deferred Gain on Forgiven Debt	Principal	Fair Value (1)
12.00% second lien senior notes due 2021	$359,206	$16,522	$(85,362)	$290,366	$316,499
6.375% senior notes due 2024	55,444	964	—	56,408	45,690
Total senior notes	$414,650	$17,486	$(85,362)	$346,774	$362,189

(1)                                 The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Carrying Value	Unamortized Discount and Debt Issuance Costs	Unamortized Deferred Gain on Forgiven Debt	Principal	Fair Value (1)
8.50% senior notes due 2019	$61,383	$711	$—	$62,094	$57,903
12.00% second lien senior notes due 2021	358,217	17,511	(85,362)	290,366	306,336
6.375% senior notes due 2024	55,410	998	—	56,408	42,306
Total senior notes	$475,009	$19,220	$(85,362)	$408,868	$406,545

(1)                                 The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.

10.  Asset Retirement Obligations

Changes in the carrying amount of our asset retirement obligations were as follows (in thousands):

	2017	2016
Balance as of January 1,	$98,166	$153,155
Accretion expense	1,821	2,582
Revisions to estimated future reclamation cash flows	7,695	—
Payments	(248)	(337)
Balance as of March 31,	107,434	155,400
Less: current portion	(1,118)	(1,400)
Asset retirement obligation, net of current portion	$106,316	$154,000

Revisions to estimated future reclamation cash flows reflect our regular updates to our estimated costs of closure activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages, the timing of the reclamation activities, and third-party unit costs as of March 31, 2017.

Revisions during the three months ended March 31, 2017 were related to our Antelope Mine and Cordero Rojo Mine.  The increase of $10.3 million at our Cordero Rojo Mine was the result of an agreement with the State of Wyoming to reevaluate the mine plan submitted in 2016.  Partially offsetting that increase was the downward revision of $2.6 million at our Antelope Mine due to the annual mine plan evaluation.

11.  Other Obligations

Capital Equipment Lease Obligations

From time to time, we enter into capital leases on equipment under various lease schedules, which are subject to a master lease agreement, and are pre-payable at our option.  Our capital equipment lease obligations are included in Other liabilities.  Future payments for these obligations are as follows (in thousands):

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31,
2017	$2,068
2018	2,544
2019	1,684
2020	882
2021	—
Total	7,178
Less: interest	298
Total principal payments	6,880
Less: current portion	2,570
Capital equipment lease obligations, net of current portion	$4,310

Accounts Receivable Securitization Program

On January 31, 2017, the Accounts Receivable Securitization Program (“A/R Securitization Program”) was amended to extend the term of the A/R Securitization Program to January 23, 2020, allow for the ability to issue letters of credit and reduce the maximum borrowing capacity for both cash and letters of credit from $75 million to $70 million.  All other terms of the program remained substantially the same. As of March 31, 2017, we had $21.6 million of available receivable capacity under the A/R Securitization Program.  There were no borrowings outstanding under the A/R Securitization Program as of March 31, 2017 or December 31, 2016.

Credit Agreement

On February 21, 2014, Cloud Peak Energy Resources LLC entered into a five-year Credit Agreement with PNC Bank, National Association, as administrative agent, and a syndicate of lenders, which was amended on September 5, 2014 and September 9, 2016 (as amended, the “Credit Agreement”).  The Credit Agreement provides us with a senior secured revolving credit facility with a capacity of up to $400 million that can be used to borrow funds or obtain letters of credit.  The borrowing capacity under the Credit Agreement is reduced by the undrawn face amount of letters of credit issued and outstanding, which may be up to $250 million at any time.  As of March 31, 2017, we had no borrowings and the undrawn face amount of letters of credit outstanding under the Credit Agreement was $67.5 million.  We were in compliance with the covenants contained in the Credit Agreement as of March 31, 2017 and December 31, 2016.

Liquidity

Our aggregate availability for borrowing under the Credit Agreement and the A/R Securitization Program was approximately $354.1 million as of March 31, 2017.  Our total liquidity, which includes cash and cash equivalents and amounts available under both our Credit Agreement and the A/R Securitization Program, was $454.6 million as of March 31, 2017.

Debt Issuance Costs

There were $7.1 million and $7.7 million of unamortized debt issuance costs as of March 31, 2017 and December 31, 2016, respectively, related to the A/R Securitization Program and the Credit Agreement included in noncurrent Other assets.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  Interest Expense

Interest expense consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Senior notes	$7,986	$9,562
Credit facility unutilized fee	558	768
Federal coal lease obligations imputed interest	86	82
Amortization of deferred financing costs and original issue discount	1,986	1,051
Other	714	59
Subtotal	11,330	11,522
Premium on early retirement of debt	880	—
Write-off of deferred financing costs and original issue discount	702	—
Other	—	—
Total cost of early retirement of debt and refinancings	1,582	—
Total interest expense	12,912	11,522
Less interest capitalized	—	(471)
Net interest expense	$12,912	$11,051

In connection with the public offering previously discussed in Note 1, upon redemption of the 2019 Notes, we paid $1.5 million in accrued and unpaid interest, $0.9 million in premium on the early retirement of debt, and wrote off $0.7 million in deferred financing and original issue discount as of March 31, 2017.

13.  Commitments and Contingencies

Commitments

Purchase Commitments

We had outstanding purchase commitments consisting of the following (in thousands):

	March 31,	December 31,
	2017	2016
Capital Commitments
Equipment	$4,516	$3,222

Supplies and Services(1)
Coal purchase commitments	$3,186	$4,248

(1)           Refer to Note 7 for information regarding Transportation Commitments.

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

Current Schedule.  WildEarth filed its Statement of Reasons (opening brief) on October 6, 2014, and PRBRC filed its Statement of Reasons on October 10, 2014.  The BLM filed its Answer (opposition brief) on January 12, 2015 and moved for the two appeals to be consolidated.  Antelope Coal and State of Wyoming filed their respective Answers on January 20, 2015.  Briefing has been completed in both appeals.  On September 2, 2016, WildEarth filed a Notice of Supplemental Authority indicating that decisions in three unrelated IBLA appeals call into question whether BLM’s decision record approving the WAII South LBM was signed by the appropriate BLM official.  In response to a September 12, 2016 Show Cause Order from the IBLA, BLM filed a response brief on September 26, 2016 representing that the High Plains District Manager had properly signed the decision record approving the WAII South LBM.  Antelope Coal and the State of Wyoming filed briefs in support of BLM’s response on September 27, 2016 and September 30, 2016, respectively.  WildEarth filed a brief in response to BLM’s and Antelope’s response briefs on September 29, 2016.  On February 7, 2017, the IBLA issued  a decision setting aside BLM’s decision to issue the WAII South lease modification and remanding that decision to BLM on the ground that the Wyoming High Plains District Manager lacked the appropriate delegation of authority to approve such a leasing decision.  The IBLA specifically declined to address the merits of WildEarth’s and PRBRC’s claims challenging whether BLM’s underlying environmental analysis was sufficient to support the agency’s lease modification decision.  On April 10, 2017, BLM filed a petition with the Director of the Department of Interior’s Office of Hearing and Appeals (the “OHA Director”) asking the OHA Director to reverse the IBLA’s February 7, 2017 decision and remand to the IBLA with instructions to decide the merits of the underlying WildEarth and PRBRC appeals.  We believe the WildEarth and PRBRC appeals challenging the BLM’s West Antelope II South lease modification decision are without merit.  Nevertheless, if the OHA Director denies BLM’s petition for review or if, after the IBLA or BLM reconsiders the issue on remand, the plaintiffs are ultimately successful in frustrating or delaying the approval of the WAII lease modification, the timing and ability of Cloud Peak Energy to lease and mine the coal underlying the applicable surface acres would be materially adversely impacted.  We are unable to estimate a loss or range of loss for this contingency because (1) the challenge does not seek monetary relief, (2) the nature of the relief sought is to require the regulatory agency to address alleged deficiencies in complying with applicable regulatory and legal requirements and (3) the OHA Director may grant BLM’s petition and direct the IBLA to decide the merits of the underlying appeals, in which case the IBLA could reject the appeals or, alternatively, direct BLM to undertake additional environmental review before issuing the WAII lease modification.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Current Schedule—On November 25, 2015, the OSM filed a motion to sever WildEarth’s complaint and transfer those claims against the two Wyoming mines (Antelope and Black Thunder) to the District of Wyoming and the New Mexico mine (El Segundo) to the District of New Mexico.  Each of the prospective intervenors filed conditional responses in support of OSM’s transfer motion.  On January 7, 2016, WildEarth filed its opposition to OSM’s transfer motion.  On January 29, 2016, WildEarth and OSM filed a Joint Motion to Stay all proceedings for 60 days in order for the parties to pursue settlement discussions.  On February 1, 2016, the prospective intervenors filed a proposed response to the stay motion in which they asked the Colorado District Court to grant (1) the pending intervention motions, and (2) the pending motion to sever transfer, before staying the portion of the case that remained in the District of Colorado.  On February 3, 2016, WildEarth and OSM filed separate reply briefs in support of their stay motion.  On February 16, 2016, the court granted the motion to stay the case for 60 days, and on February 18, 2016, the court granted the pending motions to intervene by Antelope, the State of Wyoming, and the other coal producers.  The stay expired on April 1, 2016 after the parties were unable to reach a voluntary settlement and OSM filed its reply brief in support of its motion to sever and transfer on April 11, 2016.  On June 17, 2016, the Colorado District Court granted OSM’s motion to sever and transfer WildEarth’s claims against the Antelope and Black Thunder mine plans to the District of Wyoming and the El Segundo mine plan to the District of New Mexico.  The challenges against the Antelope and Black Thunder mine plans, which are docketed as separate cases, have both been assigned to Judge Johnson of the District of Wyoming.  On October 7, 2016, BLM filed its administrative record for the case challenging the Antelope mine plan.  On October 21, 2016, WildEarth filed a motion to supplement the administrative record with three administrative documents prepared by other federal agencies.  On November 4, 2016, OSM and Antelope each filed opposition briefs.  On November 11, 2016, WildEarth filed its reply brief.  On December 1, 2016, the Court denied WildEarth’s motion to supplement the record.    WildEarth filed its opening merits brief on January 27, 2017, Opposition briefs by OSM, Antelope Coal, and the State of Wyoming were filed April 5, 2017.  WildEarth’s reply brief is due May 17, 2017.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Concentrations of Risk and Major Customers

For the three months ended March 31, 2017, there was one customer that represented 10% or more of consolidated revenue.  For the three months ended March 31, 2016, there was no single customer that represented 10% or more of consolidated revenue. We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  The credit risk is controlled through credit approvals and monitoring procedures.

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

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company.  Specific bond amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  We also previously used self-bonding to secure performance of certain obligations in Wyoming.  In January 2017, we received approval to remove the final $10 million of self-bonding that existed as of December 31, 2016 and exited self-bonding during the first quarter of 2017.  As of March 31, 2017, we had $448.4 million of reclamation and lease bonds backed by collateral of $67.5 million in the form of letters of credit under our Credit Agreement used for mining, secure coal lease obligations, and for other operating requirements.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  Postretirement Medical Plan

We maintain an unfunded postretirement medical plan to provide certain postretirement medical benefits to eligible employees.  Net periodic postretirement benefit costs included the following components (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Service cost	$223	$1,418
Interest cost	230	633
Amortization of prior service cost (credit)	(1,821)	362
Net periodic benefit cost (credit)	$(1,368)	$2,413

In April 2016, we communicated a change in our Retiree Medical Plan to employees that became effective January 1, 2017.  Changes include a decrease in the number of active employees that are eligible for the plan as well as moving to a defined contribution plan away from a defined benefit plan.  These plan changes reduced our accumulated postretirement benefit obligation by $47.7 million during the second quarter of 2016.  The plan changes eliminated the old prior service cost base and established a new negative prior service cost base of approximately $41.1 million, which is being amortized to income over 4.2 years.

15.  Income Taxes

As of March 31, 2017 and December 31, 2016, we had deferred tax assets principally arising from: AROs, alternative minimum tax credits, postretirement benefits, contract rights, and net operating loss carry-forwards.  As management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established as of March 31, 2017 and December 31, 2016.

Our statutory income tax rate including state income taxes, for the three months ended March 31, 2017 and 2016, was approximately 37%.  Our effective tax rate for the three months ended March 31, 2017 and 2016 was (1.5)% and 3.8%, respectively.  The difference between our statutory income tax rate and our effective income tax rate for the three months ended March 31, 2017 is primarily the result of the impact of percentage depletion, income tax in the states in which we do business and changes in our valuation allowance.  The difference between our statutory income tax rate and our effective income tax rate for the three months ended March 31, 2016 is primarily the result of the impact of percentage depletion, income tax in the states in which we do business, changes in our valuation allowance and the impact of out of period adjustments.

As of March 31, 2017 and December 31, 2016, we had no uncertain tax positions that we expect to have a material impact on the financial statements as a result of tax deductions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  We are open to federal and state tax audits until the applicable statutes of limitations expire.  The statute of limitations has expired for all state returns filed for periods ending before 2012, and all federal returns for periods ending before 2013.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.  Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) (“AOCI”) related to our postretirement medical plan by component, net of tax are as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Beginning balance, January 1,	$21,884	$(12,951)
Other comprehensive income (loss) before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	(1,821)	(609)
Net current period other comprehensive income (loss)	(1,821)	(609)
Ending balance, March 31,	$20,063	$(13,560)

The reclassifications out of AOCI are as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Postretirement Medical Plan (1)
Amortization of prior service costs (credits) included in Cost of product sold (2)	$(1,522)	$303
Amortization of prior service costs (credits) included in Selling, general and administrative expenses (2)	(299)	59
Total before tax	(1,821)	362
Tax expense (benefit)	—	(971)
Amounts reclassified from AOCI	$(1,821)	$(609)

(1)           See Note 14 for the components of our net periodic postretirement benefit costs.

(2)                                 Presented on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

17.  Earnings (Loss) per Share

Dilutive potential shares of common stock may include restricted stock and units, options, and performance units issued under our Long Term Incentive Plan (“LTIP”).  We apply the treasury stock method to determine dilution from restricted stock and units, options, and performance units.  On February 28, 2017, we issued 13.5 million shares of common stock through a registered underwritten public offering.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculation of diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Numerator for calculation of diluted earnings (loss) per share:
Net income (loss)	$(20,108)	$(36,375)
Denominator for basic income (loss) per share – weighted-average shares outstanding	66,132	61,191
Dilutive effect of stock equivalents	—	—
Denominator for diluted earnings (loss) per share	66,132	61,191
Diluted earnings (loss) per share	$(0.30)	$(0.59)

For the periods presented, the following items were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Anti-dilutive stock equivalents	2,993	3,077

18.  Segment Information

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

Our Logistics and Related Activities segment is characterized by the services we provide to our international and certain of our domestic customers where we deliver coal to the customer at a terminal or the customer’s plant or other delivery point, remote from our mine site.  Services provided include the purchase of coal from third parties or from our Owned and Operated Mines segment, at market prices, as well as the contracting and coordination of the transportation and other handling services from third-party operators, which are typically rail and terminal companies.  Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process.  Title and risk of loss pass to the customer in accordance with the contract and typically occur at a vessel loading terminal, a vessel unloading terminal or an end use facility.  Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment.  The gains and losses resulting from our international coal forward contracts and international coal put options are reported within this segment.  Amortization related to the amended port and rail take-or-pay agreements are also included in this segment.  Losses associated with our investment in the Gateway Pacific Terminal are included in our Logistics and Related Activities segment.

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

Revenue

The following table presents Revenue (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Owned and Operated Mines	$173,611	$167,164
Logistics and Related Activities	28,248	14,018
Other	1,293	3,933
Eliminations	(7,424)	(3,866)
Consolidated	$195,728	$181,249

Capital Expenditures

The following table presents purchases of property, plant and equipment, investment in development projects, and capital expenditures included in Property, plant and equipment, net, Other assets, and Accounts payable (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Owned and Operated Mines	$4,596	$8,873
Logistics and Related Activities	—	—
Other	397	1,165
Consolidated	$4,993	$10,038

Adjusted EBITDA

EBITDA represents net income (loss) before: (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, and (4) amortization.  Adjusted EBITDA represents EBITDA as further adjusted for accretion, which represents non-cash increases in asset retirement obligation liabilities resulting from the passage of time, and specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are:  (1) adjustments to exclude non-cash impairment charges, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid, (3) adjustments to exclude debt restructuring costs, and (4) non-cash throughput amortization expense and contract termination payments made to amend the BNSF and Westshore agreements.  We enter into certain derivative financial instruments such as put options that require the payment of premiums at contract inception.  The reduction in the premium value over time is reflected in the mark-to-market gains or losses.  Our calculation of Adjusted EBITDA does not include premiums paid for derivative financial instruments; either at contract inception, as these payments pertain to future settlement periods, or in the period of contract settlement, as the payment occurred in a preceding period.  In prior years the amortization of port and rail contract termination payments were included as part of EBITDA and Adjusted EBITDA because the cash payments approximated the amount of amortization being taken during the year.  During 2017, management determined that the non-cash portion of amortization arising from payments made in prior years as well as the amortization of contract termination payments should be adjusted out of EBITDA because the ongoing cash payments are now significantly smaller than the overall amortization of these payments and no longer reflect the transactional results.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles segment Adjusted EBITDA to Income (loss) before income tax provision and earnings from unconsolidated affiliates (in thousands):

	Three Months Ended March 31,
	2017	2016
Adjusted EBITDA
Owned and Operated Mines	$33,738	$15,469
Logistics and Related Activities	(2,564)	(6,938)
Other	(10,302)	(9,764)
Eliminations	(442)	(58)
Adjustments to Income (loss) before income tax provision and earnings from unconsolidated affiliates
Depreciation and depletion	(18,645)	(19,102)
Accretion	(1,821)	(2,582)
Impairments	—	(4,154)
Debt restructuring costs	(40)	—
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses) (1)	(2,344)	(1,962)
Inclusion of cash amounts paid (received) (2)	336	2,309
Total derivative financial instruments	(2,008)	347
Interest expense, net	(12,873)	(11,014)
Non-cash throughput amortization expense and contract termination payments	(4,851)	—
(Income) loss from unconsolidated affiliates, net of tax	(326)	748
Income (loss) before income tax provision and earnings from unconsolidated affiliates	$(20,134)	$(37,048)

(1)                                 Fair value mark-to-market (gains) losses reflected on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(2)                                 Cash amounts received and paid reflected within operating cash flows in the Unaudited Condensed Consolidated Statements of Cash Flows.

19.  Equity-Based Compensation

Our LTIP permits awards to our employees and eligible non-employee directors, which we generally grant in the first quarter of each year.  The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards. As of March 31, 2017, shares available for issuance under the LTIP were approximately 0.2 million shares, and our stockholders are being asked to approve an additional 1.4 million shares for issuance under the LTIP at our 2017 annual meeting on May 10, 2017.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Stock Units

We have granted restricted stock units under the LTIP to eligible employees and non-employee directors.  A summary of restricted stock unit award activity is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested units as of January 1, 2017	2,338	$4.02
Granted	780	$4.71
Forfeited	(1)	$5.94
Vested	(75)	$19.34
Non-vested units as of March 31, 2017	3,042	$3.82

As of March 31, 2017, unrecognized compensation cost related to restricted stock awards was $5.5 million, which will be recognized over a weighted-average period of 2.2 years prior to vesting.

Performance Share Units

Performance share units represent the right to receive a number of shares of common stock (or the equivalent cash value thereof) based on the achievement of targeted performance levels related to pre-established total stockholder return goals over a three-year period, and pay out may range from 0% to 200% of the targeted share number.

In most years, including 2017, the performance-based units are expected to be settled in shares of common stock and the grant date fair value of the awards is calculated using a Monte Carlo simulation and amortized over the performance period.  The 2016 grants are currently expected to be settled in cash and therefore, are accounted for as a liability and marked to market on a quarterly basis.

The weighted-average grant date fair values of the performance share units granted during the three months ended March 31, 2017 and the year ended December 31, 2016 were $5.85 and $1.95 per share, respectively. As of March 31, 2017, $17.2 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of performance share units granted, is expected to be recognized over a weighted-average vesting period of 2.2 years.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of performance share unit award activity is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested units as of January 1, 2017	2,958	$4.63
Granted	1,012	$5.85
Canceled	(78)	$25.63
Vested	(82)	$25.63
Non-vested units as of March 31, 2017	3,810	$4.07

20.  Supplemental Guarantor/Non-Guarantor Financial Information

In accordance with the indentures governing the senior notes outstanding as of March 31, 2017, CPE Inc. and certain of our 100% owned U.S. subsidiaries (the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed the senior notes on a joint and several basis.  These guarantees of either series of senior notes are subject to release in the following customary circumstances:

•                  a sale or other disposition (including by way of consolidation or merger or otherwise) of the Guarantor Subsidiary or the sale or other disposition of all or substantially all the assets of the Guarantor Subsidiary (other than to CPE Inc. or a Restricted Subsidiary (as defined in the applicable indenture) of CPE Inc. otherwise not in violation of  the applicable indenture;

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

•                  the release, other than the discharge through payment by the Guarantor Subsidiary, of all other guarantees by such Restricted Subsidiary of Debt (as defined in the applicable indenture) of either issuer of the senior notes or the debt of another Guarantor Subsidiary under the Credit Agreement; or

•                  in the case of the indenture for the 2021 Notes, as set forth in the First Lien/Second Lien Intercreditor Agreement, dated October 17, 2016, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., PNC Bank, National Association, as Senior Representative for the First Lien Credit Agreement Secured Parties and Wilmington Trust, National Association, as the Second Priority Representative for the Second Lien Indenture Secured Parties.

The following historical financial statement information is provided for CPE Inc. and the Guarantor/Non-Guarantor Subsidiaries:

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

(in thousands)

	Three Months Ended March 31, 2017
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$1,806	$—	$195,728	$—	$(1,806)	195,728
Costs and expenses
Cost of product sold (exclusive of depreciation and depletion, amortization, and accretion)	—	—	168,939	—	—	168,939
Depreciation and depletion	—	193	18,452	—	—	18,645
Accretion	—	—	1,821	—	—	1,821
(Gain) loss on derivative financial instruments	—	—	2,344	—	—	2,344
Selling, general and administrative expenses	—	12,520	—	—	(1,806)	10,714
Debt restructuring costs	—	40	—	—	—	40
Other operating costs	—	—	176	—	—	176
Total costs and expenses	—	12,753	191,732	—	(1,806)	202,679
Operating income (loss)	1,806	(12,753)	3,996	—	—	(6,951)
Other income (expense)
Interest income	1	38	—	—	—	39
Interest expense	(41)	(12,548)	(134)	(189)	—	(12,912)
Other, net	—	(60)	(310)	60	—	(310)
Total other income (expense)	(40)	(12,570)	(444)	(129)	—	(13,183)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	1,766	(25,323)	3,552	(129)	—	(20,134)
Income tax benefit (expense)	(300)	—	—	—	—	(300)
Income (loss) from unconsolidated affiliates, net of tax	—	2	324	—	—	326
Income (loss) from consolidated affiliates, net of tax	(21,574)	3,745	(129)	—	17,958	—
Net income (loss)	(20,108)	(21,576)	3,747	(129)	17,958	(20,108)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	(1,821)	(1,821)	(1,821)	—	3,642	(1,821)
Income tax on postretirement medical plan and pension changes	—	—	—	—	—	—
Other comprehensive income (loss)	(1,821)	(1,821)	(1,821)	—	3,642	(1,821)
Total comprehensive income (loss)	$(21,929)	$(23,397)	$1,926	$(129)	$21,600	$(21,929)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

(in thousands)

	Three Months Ended March 31, 2016
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$2,145	$—	$181,249	$—	$(2,145)	181,249
Costs and expenses
Cost of product sold (exclusive of depreciation and depletion, amortization, and accretion)	—	21	165,014	—	—	165,035
Depreciation and depletion	—	320	18,782	—	—	19,102
Accretion	—	—	2,582	—	—	2,582
(Gain) loss on derivative financial instruments	—	—	1,962	—	—	1,962
Selling, general and administrative expenses	—	15,920	—	—	(2,145)	13,775
Impairments	—	1,982	2,172	—	—	4,154
Other operating costs	—	—	284	—	—	284
Total costs and expenses	—	18,243	190,796	—	(2,145)	206,894
Operating income (loss)	2,145	(18,243)	(9,547)	—	—	(25,645)
Other income (expense)
Interest income	—	37	—	—	—	37
Interest expense	(206)	(10,790)	31	(86)	—	(11,051)
Other, net	—	(18)	(389)	18	—	(389)
Total other income (expense)	(206)	(10,771)	(358)	(68)	—	(11,403)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	1,939	(29,014)	(9,905)	(68)	—	(37,048)
Income tax benefit (expense)	451	—	970	—	—	1,421
Income (loss) from unconsolidated affiliates, net of tax	—	3	(751)	—	—	(748)
Income (loss) from consolidated affiliates, net of tax	(38,765)	(9,754)	(68)	—	48,587	—
Net income (loss)	(36,375)	(38,765)	(9,754)	(68)	48,587	(36,375)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	362	362	362	—	(724)	362
Income tax on postretirement medical plan and pension changes	(971)	(971)	(971)	—	1,942	(971)
Other comprehensive income (loss)	(609)	(609)	(609)	—	1,218	(609)
Total comprehensive income (loss)	$(36,984)	$(39,374)	$(10,363)	$(68)	$49,805	$(36,984)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	March 31, 2017
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$100,006	$509	$—	$—	$100,515
Accounts receivable	—	—	2,958	29,740	—	32,698
Due from related parties	—	75,645	490	—	(75,716)	419
Inventories, net	—	(147)	70,148	—	—	70,001
Income tax receivable	1,344	—	—	—	—	1,344
Other prepaid and deferred charges	84	—	38,177	—	—	38,261
Other assets	—	—	802	—	—	802
Total current assets	1,428	175,504	113,084	29,740	(75,716)	244,040
Noncurrent assets
Property, plant and equipment, net	—	3,303	1,419,859	—	—	1,423,162
Goodwill	—	—	2,280	—	—	2,280
Other assets	1,004,914	1,253,144	45,152	474	(2,258,625)	45,059
Total assets	$1,006,342	$1,431,951	$1,580,375	$30,214	$(2,334,341)	$1,714,541

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$—	$634	$29,930	$43	$—	$30,607
Royalties and production taxes	—	—	60,404	—	—	60,404
Accrued expenses	1,220	11,730	22,879	—	—	35,829
Due to related parties	3,184	71	50,583	21,877	(75,715)	—
Other liabilities	—	—	2,570	—	—	2,570
Total current liabilities	4,404	12,435	166,366	21,920	(75,715)	129,410
Noncurrent liabilities
Senior notes	—	414,650	—	—	—	414,650
Asset retirement obligations, net of current portion	—	—	106,316	—	—	106,316
Accumulated postretirement medical benefit obligation, net of current portion	—	—	23,309	—	—	23,309
Royalties and production taxes	—	—	28,615	—	—	28,615
Other liabilities	6,212	—	10,303	—	—	16,515
Total liabilities	10,616	427,085	334,909	21,920	(75,715)	718,815
Commitments and Contingencies (Note 13)
Total equity	995,726	1,004,866	1,245,466	8,294	(2,258,626)	995,726
Total liabilities and equity	$1,006,342	$1,431,951	$1,580,375	$30,214	$(2,334,341)	$1,714,541

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	December 31, 2016
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$83,673	$35	$—	$—	$83,708
Accounts receivable	—	—	13,261	36,050	—	49,311
Due from related parties	—	116,486	—	—	(116,486)	—
Inventories, net	—	70	68,613	—	—	68,683
Derivative financial instruments	—	—	752	—	—	752
Income tax receivable	1,601	—	—	—	—	1,601
Other prepaid and deferred charges	278	—	20,083	—	—	20,361
Other assets	—	—	741	—	—	741
Total current assets	1,879	200,229	103,485	36,050	(116,486)	225,157
Noncurrent assets
Property, plant and equipment, net	—	3,307	1,429,054	—	—	1,432,361
Goodwill	—	—	2,280	—	—	2,280
Other assets	1,019,289	1,299,413	52,793	—	(2,316,517)	54,978
Total assets	$1,021,168	$1,502,949	$1,587,612	$36,050	$(2,433,003)	$1,714,776

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$4	$1,748	$25,896	$30	$—	$27,678
Royalties and production taxes	—	—	63,018	—	—	63,018
Accrued expenses	3,646	6,879	25,332	—	—	35,857
Due to related parties	59,638	71	27,250	29,598	(116,486)	71
Other liabilities	—	—	2,567	—	—	2,567
Total current liabilities	63,288	8,698	144,063	29,628	(116,486)	129,191
Noncurrent liabilities
Senior notes	—	475,009	—	—	—	475,009
Asset retirement obligations, net of current portion	—	—	97,048	—	—	97,048
Accumulated postretirement medical benefit obligation, net of current portion	—	—	22,950	—	—	22,950
Royalties and production taxes	—	—	21,557	—	—	21,557
Other liabilities	6,219	—	11,141	—	—	17,360
Total liabilities	69,507	483,707	296,759	29,628	(116,486)	763,115
Commitments and Contingencies (Note 13)	—	—	—	—	—
Total equity	951,661	1,019,241	1,290,854	6,422	(2,316,517)	951,661
Total liabilities and equity	$1,021,168	$1,502,948	$1,587,613	$36,050	$(2,433,003)	$1,714,776

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Three Months Ended March 31, 2017
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$14,437	$4,856	$402	$—	$19,695

Investing activities
Purchases of property, plant and equipment	—	(386)	(3,738)	—	—	(4,124)
Net cash provided by (used in) investing activities	—	(386)	(3,738)	—	—	(4,124)

Financing activities
Repayment of senior notes	—	(62,094)	—	—	—	(62,094)
Payment of debt refinancing costs	—	—	—	(402)	—	(402)
Payment of debt restructuring costs	—	(40)	—	—	—	(40)
Proceeds from issuance of common stock	—	68,850	—	—	—	68,850
Cash paid for equity offering	—	(4,434)	—	—	—	(4,434)
Other	—	—	(644)	—	—	(644)
Net cash provided by (used in) financing activities	—	2,282	(644)	(402)	—	1,236

Net increase (decrease) in cash and cash equivalents	—	16,333	474	—	—	16,807
Cash and cash equivalents at beginning of period	—	83,673	35	—	—	83,708
Cash and cash equivalents at the end of period	$—	$100,006	$509	$—	$—	$100,515

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words.  You should read statements that contain these words carefully because they discuss our current plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters.  While we believe that these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate.  Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions.  The factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 Form 10-K”), as well as any other cautionary language in this report, describe the known material risks, uncertainties, and events that may cause our actual results to differ materially and adversely from the expectations we describe in our forward-looking statements.  Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them.  You are cautioned not to place undue reliance on the forward-looking statements contained herein.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.  The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

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

•                  the impact of coal industry bankruptcies on our competitive position relative to other companies who have recently emerged from bankruptcy with reduced leverage and potentially reduced operating costs;

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

•                  the results of our hedging programs and changes in the fair value of derivative financial instruments that are not accounted for as hedges;

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

•                  litigation and other contingencies;

•                  the authority of federal and state regulatory authorities to order any of our mines to be temporarily or permanently closed under certain circumstances; and

•                  other risk factors or cautionary language described from time to time in the reports and registration statements we file with the Securities and Exchange Commission, including those in Item 1A - Risk Factors in our 2016 Form 10-K and any updates thereto in our Forms 10-Q and Forms 8-K.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note

This Item 2 may contain forward-looking statements that involve substantial risks and uncertainties.  When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and our other Securities and Exchange Commission (“SEC”) filings, including the Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”).  Please see “Cautionary Notice Regarding Forward-Looking Statements” in Item 1 above.

This Item 2 is intended to help the reader understand our results of operations and financial condition.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements in Item 1 of this report and our other SEC filings, including our Audited Consolidated Financial Statements in Item 8 of our 2016 Form 10-K.

Overview

We are one of the largest producers of coal in the United States of America (“U.S.”) and the Powder River Basin (“PRB”), based on our 2016 coal sales.  We operate some of the safest mines in the coal industry.  According to the most current Mine Safety and Health Administration (“MSHA”) data, we have one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.  We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., where we own and operate three surface coal mines: the Antelope Mine, the Cordero Rojo Mine, and the Spring Creek Mine.

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

In addition, we have two development projects, both located in the Northern PRB. For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming. The Youngs Creek project is an undeveloped surface mine project located in Wyoming, seven miles south of our Spring Creek Mine and contiguous with the Wyoming-Montana state line.  The Big Metal project is located near the Youngs Creek project on the Crow Indian Reservation in southeast Montana.

Our logistics business provides a variety of services designed to facilitate the sale and delivery of coal.  These services include the purchase of coal from third parties or from our owned and operated mines, coordination of the transportation and delivery of purchased coal, negotiation of take-or-pay rail agreements and take-or-pay port agreements and demurrage settlement with vessel operators. For a discussion of our rail and port agreements, please see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

Equity Offering and 2019 Notes Redemption

On February 28, 2017, we issued 13.5 million shares of common stock through a registered underwritten public offering and received proceeds, net of underwriting discounts and commissions, of $64.7 million. We used the net proceeds from the offering to fund the full redemption of our outstanding 8.50% Senior Notes due 2019 (the “2019 Notes”).  We redeemed the 2019 Notes at a total cost of $64.5 million, reflecting a redemption price of 101.417% of the principal amount of $62.1 million, or $63.0 million, plus accrued and unpaid interest of $1.5 million.

Segment Information

Our reportable segments include Owned and Operated Mines and Logistics and Related Activities.  For a discussion of these segments, please see Note 18 of our Unaudited Condensed Consolidated Financial Statements in Item 1.

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

The volume of coal that we sell in any given year is driven by global and domestic demand for coal-generated electric power.  Demand for coal-generated electric power may be affected by many factors including weather patterns, natural gas prices, railroad performance, the availability of coal-fired and alternative generating capacity and utilization, environmental and legal challenges, political and regulatory factors, energy policies, international and domestic economic conditions, currency exchange rate fluctuations, and other factors discussed in this Item 2 and in our 2016 Form 10-K.

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

We entered into coal forward and futures contracts that settled at various dates in 2016 to hedge a portion of our export and domestic coal sales prices.  We did not enter into such contracts for 2017.  We have also entered into WTI derivative financial instruments to hedge our diesel fuel costs.

Current Considerations

Owned and Operated Mines Segment

Mine shipments for the three months ended March 31, 2017 were in line with customer schedules and reflected the usual seasonal suspension of shipments on the Great Lakes.  With natural gas prices around $3.00 per MMBtu, utilities have maintained their consumption levels of PRB coal and are taking their contracted coal.  The latest data from the U.S. Energy Information Administration shows that natural gas inventories have declined by 14.8% from 2016 levels, due to winter heating demand and reduced production.  Energy Ventures Analysis estimates that PRB coal inventories at utilities were 82 million tons as of the end of the first quarter of 2017, a decline of 15 million tons from first quarter 2016 levels.  Unfortunately, the very mild winter prevented PRB stockpiles from declining further, resulting in continued elevated levels.  Full year shipments will largely depend on the level of summer cooling demand, natural gas prices and associated coal burn.  These factors will dictate the level of third quarter coal buying and shipments utilities require in preparation for winter.

Logistics and Related Activities Segment

International thermal coal prices remained solid during the three months ended March 31, 2017 as China continued to manage its domestic production levels and increase imports.  This left international coal supplies better matched to demand.  Disruptions to Australian coal producers caused by Cyclone Debbie in late March are forecast to impact the rail system until early May.  While metallurgical coal prices have risen rapidly, Newcastle thermal coal prices have stabilized above $80 per tonne.  It will take some time for the full impacts of the disruption from Cyclone Debbie to work their way through the system as buyers wait for supply to resume or find alternative coal sources.  We continue to receive strong interest from Asian customers for our Spring Creek coal and will seek to layer in sales for the remainder of this year as opportunities arise.

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

Environmental and Other Regulatory Matters

Federal, state and local authorities regulate the U.S. coal mining industry with respect to various matters, including air quality standards, water pollution, plant and wildlife protection, the discharge of materials into the environment and the effects of mining on surface and groundwater quality and availability.  These laws and regulations have had, and will continue to have, a significant adverse effect on our production costs and our competitive position relative to certain other sources of electricity generation.  Future laws, regulations or orders, including those relating to global climate change, may cause coal to become a less attractive fuel source, thereby further reducing coal’s share of the market for fuels and other energy sources used to generate electricity.  See “Climate Change Regulatory Environment” below and Part I—Item I. Business “Environmental and Other Regulatory Matters” in our 2016 Form 10-K for additional climate disclosures.

In August 2015, the EPA issued its final CPP rules that establish carbon pollution standards for power plants, called CO2 emission performance rates.  The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP.  The EPA has given states the option to develop compliance plans for annual rate-based reductions (pounds per megawatt hour) or mass-based tonnage limits for CO2.  The EPA also proposed a federal compliance plan to implement the CPP in the event that an approvable state plan is not submitted to the EPA.  Judicial challenges have been filed.  On February 9, 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP before the United States Court of Appeals for the District of Columbia (“Circuit Court”) issued a final decision.  By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court if any certiorari petition is granted.  The stay suspends the rule, including the requirement that states submit their initial plans by September 2016.  The Supreme Court’s stay applies only to EPA’s regulations for CO2 emissions from existing power plants and will not affect EPA’s standards for new power plants.  On March 28, 2017, the current administration issued an executive order directing the EPA to review the CPP.  On the same day, the EPA filed a motion in the Circuit Court requesting that the Circuit Court hold the case in abeyance while the EPA conducts the review of the CPP.  It is not yet clear what changes, if any, will result from the EPA’s review, or how either the Circuit Court or the Supreme Court will rule on the legality of the CPP.  If the rules survive EPA’s review, are upheld at the conclusion of this appellate process, and are implemented in their current form, then demand for coal will likely be further decreased, potentially significantly, and adversely impact our business.

The current administration issued an executive order on promoting energy independence and economic growth on March 28, 2017, which calls for, among other things, the review of existing regulations that potentially burden the development or use of domestically produced energy resources.  It is not yet clear what changes, if any, will result from this review, or how they will result in regulatory changes that may favorably impact our business.  The executive order also directed the Council on Environmental Quality (“CEQ”) to rescind its final guidance discussing how federal agencies should consider the effects of GHG emissions and climate change in their NEPA evaluations.  The CEQ did so on April 5, 2017.  The guidance previously directed agencies to consider: (1) the potential effects of a proposed action on climate change as indicated by assessing GHG emissions; and, (2) the effects of climate change on a proposed action and its environmental impacts, and could have created additional delays and costs in the NEPA review process or in our operations, or even an inability to obtain necessary federal approvals for our operations, including due to the increased risk of legal challenges from environmental groups seeking additional analysis of climate impacts.  The executive order calls for this review to be summarized in a report that details the regulations that unnecessarily encumber energy production and constrain economic growth or prevent job creation.

On March 28, 2017, the Secretary of the U.S. Department of the Interior (“DOI”) lifted a moratorium in effect since January 2016 on the issuance of new leases for coal resources on federally-owned lands.  As a result of this action, the BLM is no longer precluded from accepting new applications for thermal coal sales or modifying existing leases subject to certain exceptions.  This action could benefit members of the coal industry, including our company.

On July 1, 2016 the DOI published the final Consolidated Federal Oil & Gas and Federal & Indian Coal Valuation Reform Rule (“2017 Valuation Rule”).  This rule was developed by the Office of Natural Resources Revenue to significantly change the manner in which non-arm’s length sales of natural resources from federal lands are valued for royalty purposes by mandating a net-back calculation from the first third-party sale and introducing a default rule that will require substantial judgment.  On February 27, 2017, the DOI postponed implementation of the 2017 Valuation Rule pending review of several petitions that had been filed to challenge the rule.  On April 4, 2017, the DOI announced its intention to repeal the 2017 Valuation Rule, and will instead return to the benchmarks which have been consistently and successfully utilized by the energy industry since the late 1980’s to ensure that the royalty amount paid is based on the value of the coal severed while it reconsiders whether the changes made by the 2017 Valuation Rule were warranted.

Federal and state laws require us to obtain surety bonds or post letters of credit to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs.  As part of the regulatory review process mandated under the March 28, 2017 executive order, these bonding requirements may be altered.  At present we cannot predict the impact of any such changes.  We previously used self-bonding to secure performance of certain obligations in Wyoming.  In January 2017, we received approval to remove the final $10 million of self-bonding that existed as of December 31, 2016 and exited self-bonding during the first quarter of 2017.  We have also reallocated our surety underwriters to position the portfolio to those that we believe are supportive of the coal industry.  As of March 31, 2017, we have $448.4 million of reclamation and lease bonds with these underwriters backed by collateral of 15%, or $67.5 million, in the form of letters of credit under our Credit Agreement (as defined below).

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Summary

The following table summarizes key results (in millions, except per share amounts and percentages):

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	Percent
Total tons sold	14.1	13.0	1.1	8.5
Total revenue	$195.7	$181.2	$14.5	8.0
Net income (loss)	$(20.1)	$(36.4)	$16.3	44.8
Diluted EPS	$(0.30)	$(0.59)	$0.29	49.2
Adjusted EBITDA (1)	$20.4	$(1.3)	$21.7	*

*                                         Not meaningful

(1)                                 EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by U.S. GAAP. A quantitative reconciliation of net income (loss) to Adjusted EBITDA is found in “Non-GAAP Financial Measures” below.

Results of Operations

Revenue

The following table presents Revenue and tons sold (in millions, except per ton amounts and percentages):

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$12.10	$12.65	$(0.55)	(4.3)
Tons sold	14.0	13.0	1.0	7.7
Coal revenue	$169.7	$163.9	$5.8	3.5
Other revenue	$3.9	$3.3	$0.6	18.2
Logistics and Related Activities
Total tons delivered	0.6	0.3	0.3	100.0
Asian export tons	0.5	0.2	0.3	150.0
Revenue	$28.2	$14.0	$14.2	101.4
Other
Revenue	$1.3	$3.9	$(2.6)	(66.7)
Eliminations of Intersegment Sales
Revenue	$(7.4)	$(3.9)	$(3.5)	(89.7)
Total Consolidated
Revenue	$195.7	$181.2	$14.5	8.0

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 (in millions):

Three months ended March 31, 2016	$163.9
Changes associated with volumes	13.5
Changes associated with prices	(7.7)
Three months ended March 31, 2017	$169.7

Revenue increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to additional tons sold.  Volumes increased due to an increase in natural gas prices and slightly lower customer stockpiles.  Realized prices for the three months ended March 31, 2017 decreased revenue compared to the same period in 2016 as higher priced contracts from prior years began expiring and were replaced with lower priced contracts consistent with the current pricing environment.

Logistics and Related Activities Segment

Revenue increased for the three months ended March 31, 2017 compared to the same period in 2016 due to seaborne thermal coal prices rising rapidly in late 2016 allowing us to resume export sales.  We have shipped five vessels during the three months ended March 31, 2017.

Other

Revenue for Other decreased for the three months ended March 31, 2017 compared to the same period in 2016 due to $3.9 million fewer contract buyouts of customer coal contracts, partially offset by $1.2 million higher broker revenue.

Cost of Product Sold

The following table presents Cost of product sold (in millions, except per ton amounts and percentages):

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$9.78	$11.15	$(1.37)	(12.3)
Cost of product sold (produced coal)	137.2	144.5	(7.3)	(5.1)
Other cost of product sold	1.9	2.4	(0.5)	(20.8)
Logistics and Related Activities
Cost of product sold	35.7	21.9	13.8	63.0
Other
Cost of product sold	1.2	—	1.2	*
Eliminations of Intersegment Sales
Cost of product sold	(7.1)	(3.8)	(3.3)	(86.8)
Total Consolidated
Cost of product sold	$168.9	$165.0	$3.9	2.4

*              Not meaningful

Owned and Operated Mines Segment

Cost of product sold decreased in the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to lower direct operating costs.  We saw decreases in repairs and maintenance, labor, and post retirement medical costs.  Repairs and maintenance decreased as a result of lower equipment hours, condition monitoring, and in-house repairs completed at our rebuild center.  Labor decreased due to a decrease in our headcount from the prior year.  Post retirement medical costs decreased due to a change in the plan communicated as of April 1, 2016.  These decreases were partially offset by an increase in production taxes and royalties due to the increase in tons sold.  The average cost per ton sold decreased primarily due to the lower direct operating costs combined with higher production.

Logistics and Related Activities Segment

Cost of product sold increased in the three months ended March 31, 2017 as compared to the same period in 2016 due to our decision to resume export sales.  We entered into amended transportation agreements with Westshore and BNSF in the fourth quarter of 2015 to reduce our committed volumes to zero in exchange for upfront payments and quarterly payments.  In December 2016 and February 2017, we terminated our previous transportation agreements with Westshore and BNSF, respectively, and entered into new agreements.  We incurred $24 million and $16.4 million in costs under our logistics agreements with Westshore and BNSF, including amortization of $10.6 million and $8.2 million, during the three months ended March 31, 2017 and 2016, respectively.  See Note 7 of our Unaudited Condensed Consolidated Financial Statements in Item 1 for additional information.  During the first quarter of 2016, three vessels shipped before we suspended any further international shipments until the fourth quarter of 2016.  We have shipped five vessels during the three months ended March 31, 2017.

Other

Cost of product sold increased in the three months ended March 31, 2017 due to an increase in our broker activity as compared to the same period in 2016.

Operating Income (Loss)

The following table presents Operating income (loss) (in millions, except for percentages):

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$11.9	$(5.4)	$17.3	*
Logistics and Related Activities
Operating income (loss)	(7.4)	(7.8)	0.4	5.1
Other
Operating income (loss)	(11.0)	(12.3)	1.3	10.6
Eliminations of Intersegment Sales
Operating income (loss)	(0.5)	(0.1)	(0.4)	*
Total Consolidated
Operating income (loss)	$(7.0)	$(25.6)	$18.6	72.7

*                                         Not meaningful

Owned and Operated Mines Segment

In addition to the revenue and cost of product sold factors previously discussed, operating income increased in the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to an impairment of $2.2 million recorded in the prior year related to engineering costs for the Overland Conveyor project at our Antelope Mine.

Logistics and Related Activities Segment

There were no other factors other than those previously discuss for revenue and cost of product sold that impacted operating loss which decreased in the three months ended March 31, 2017 as compared to the same period in 2016.

Other

In addition to the revenue and cost of product sold factors previously discussed, operating loss decreased during the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to a $3.1 million decrease in Selling, general and administrative expenses (“SG&A”) that was primarily related to lower labor and benefit costs, as well as an impairment of $2.0 million recorded in the prior year related to a shovel we no longer expected to use.

Other Income (Expense)

The following table presents Other income (expense) (in millions, except for percentages):

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	Percent
Other income (expense)	$(13.2)	$(11.4)	$(1.8)	(15.8)

Other expense increased for the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to the early retirement of the 2019 Notes in the first quarter of 2017, which included a premium of $0.9 million and a write-off of the remaining deferred financing costs of $0.7 million.

Income Tax Provision

As of March 31, 2017 and December 31, 2016, we had deferred tax assets principally arising from: AROs, alternative minimum tax credits, postretirement benefits, contract rights, and net operating loss carry-forwards.  As management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established as of March 31, 2017 and December 31, 2016.

Our statutory income tax rate including state income taxes, for the three months ended March 31, 2017 and 2016, was approximately 37%.  Our effective tax rate for the three months ended March 31, 2017 and 2016 was (1.5)% and 3.8%, respectively.  The difference between our statutory income tax rate and our effective income tax rate for the three months ended March 31, 2017 is primarily the result of the impact of percentage depletion, income tax in the states in which we do business and changes in our valuation allowance.  The difference between our statutory income tax rate and our effective income tax rate for the three months ended March 31, 2016 is primarily the result of the impact of percentage depletion, income tax in the states in which we do business, changes in our valuation allowance and the impact of out of period adjustments.

Liquidity and Capital Resources

	March 31,	December 31,
	2017	2016
	(in millions)
Cash and cash equivalents	$100.5	$83.7

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations and borrowing capacity under our Credit Agreement (as defined below) and Accounts Receivable Securitization Facility (“A/R Securitization Program”).  We also have a capital leasing program for some of our capital equipment purchases.  These programs provide flexibility and liquidity to our capital structure. Additionally, we also periodically access debt and equity markets. During the first quarter of 2017, we completed a public offering of 13.5 million additional shares of common stock and received proceeds, net of underwriting discounts and commissions, of $64.7 million.  We used these proceeds to fully redeem the 2019 Notes.

Cash balances depend on a number of factors, such as the volume of coal sold by our Owned and Operated Mines segment; the price for which we sell our coal; the costs of mining, including labor, repairs and maintenance, fuel and explosives; capital expenditures to acquire property, plant and equipment; the volume of deliveries coordinated by our Logistics and Related Activities segment to customer contracted destinations; the revenue we receive for our logistics services; demurrage and any take-or-pay charges; the results of our derivative financial instruments; coal-fired electricity demand, regulatory changes and energy policies impacting our business; and other risks and uncertainties, including those risk factors discussed in Item 1A in our 2016 Form 10-K.  Ongoing depressed industry conditions and recent coal producer bankruptcy filings have resulted in increased credit pressures on the coal industry.  Any credit demands by third parties or refusals by banks, surety bond providers, investors or others to extend, renew or refinance credit on commercially reasonable terms may adversely impact our business, financial condition, results of operations, cash flows and liquidity.

Capital expenditures are necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and to add new equipment as necessary.  Cash payments for capital expenditures (excluding capitalized interest) for the three months ended March 31, 2017 and 2016 were $4.1 million and $7.6 million, respectively. Our anticipated capital expenditures are expected to be between $20 million and $30 million in 2017, which we plan to fund through cash generated by our operations.

Overview of Cash Transactions

We started 2017 with $83.7 million of unrestricted cash and cash equivalents.  After cash provided by our operating activities, we concluded the three months ended March 31, 2017 with cash and cash equivalents of $100.5 million.  The following table represents cash flows (in millions, except percentages):

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	Percent

Beginning balance - cash and cash equivalents	$83.7	$89.3
Net cash provided by (used in) operating activities	19.7	(0.6)	$20.3	*
Net cash provided by (used in) investing activities	(4.1)	(8.7)	$4.6	52.9
Net cash provided by (used in) financing activities	1.2	(0.6)	$1.8	*
Ending balance - cash and cash equivalents	$100.5	$79.4

*                                         Not meaningful

Net cash provided by operating activities increased for the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to an increase in Net income (loss) adjusted for non-cash items of $12.7 million.  In addition, working capital increased $5.7 million, primarily due to an increase in accounts receivable as a result of increased sales.

The decrease in cash used in investing activities for the three months ended March 31, 2017 as compared to the same period in 2016 was primarily related to a decrease in capital expenditures of $3.5 million.

The decrease in cash used in financing activities for the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to cash proceeds from the issuance of 13.5 million shares of common stock, partially offset by the redemption of our outstanding 2019 Notes.

Equity Offering and 2019 Notes Redemption

On February 28, 2017, we issued 13.5 million shares of common stock through a registered underwritten public offering and received proceeds, net of underwriting discounts and commissions, of $64.7 million. We used the net proceeds from the offering to fund the full redemption of our outstanding 8.50% Senior Notes due 2019 (the “2019 Notes”).  We redeemed the 2019 Notes at a total cost of $64.5 million, reflecting a redemption price of 101.417% of the principal amount of $62.1 million, or $63.0 million, plus accrued and unpaid interest of $1.5 million.  In addition, we wrote off $0.7 million in deferred financing costs and original issue discount as of the redemption date.  The primary purpose of the redemption of the 2019 Notes was to reduce outstanding long-term debt and extend our nearest term maturity date to 2021.

Credit Agreement

On February 21, 2014, Cloud Peak Energy Resources LLC entered into a five year Credit Agreement with PNC Bank, National Association, as administrative agent, and a syndicate of lenders, which was amended on September 5, 2014 and September 9, 2016 (as amended, the “Credit Agreement”).  The Credit Agreement provides us with a senior secured revolving credit facility with a capacity of up to $400 million that can be used to borrow funds or obtain letters of credit.  The borrowing capacity under the Credit Agreement is reduced by the undrawn face amount of letters of credit issued and outstanding, which may be up to $250 million at any time. As of March 31, 2017, we had no borrowings and the undrawn face amount of letters of credit outstanding under the Credit Agreement was $67.5 million.  As of December 31, 2016, there were no borrowings or drawn letters of credit under the Credit Agreement.  We were in compliance with the covenants contained in the Credit Agreement as of March 31, 2017 and December 31, 2016.

A/R Securitization Program

On January 31, 2017, the A/R Securitization Program was amended to extend the term of the A/R Securitization Program to January 23, 2020, allow for the ability to issue letters of credit, and reduce the maximum combined borrowing capacity for both cash and letters of credit from $75 million to $70 million.  All other terms of the program remained substantially the same.   As of March 31, 2017, we had $21.6 million of available receivable capacity under the A/R Securitization Program.  There were no borrowings outstanding under the A/R Securitization Program as of March 31, 2017 or December 31, 2016.

Liquidity

Our aggregate availability for borrowing under the Credit Agreement and the A/R Securitization Program was approximately $354.1 million as of March 31, 2017.  Our total liquidity, which includes cash and cash equivalents and amounts available under both our Credit Agreement and the A/R Securitization Program, was $454.6 million as of March 31, 2017.

During the first quarter of 2017, we completed a public offering of 13.5 million additional shares of common stock and received proceeds, net of underwriting discounts and commissions, of $64.7 million.  We used these proceeds to fully redeem the 2019 Notes.

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

As of March 31, 2017, we had $448.4 million of reclamation and lease bonds with these underwriters backed by collateral of 15%, or $67.5 million, in the form of letters of credit under our Credit Agreement.  The terms and conditions with the issuers of the surety bonds allow for collateral calls to mitigate their exposure.  The amount of collateral that could be required would be based on the underlying bonded assets and their risks, our credit profile, and overall market conditions.  Should further collateral for these obligations be called, this could utilize a significant portion or our existing liquidity.  In January 2017, we received approval to remove the final $10 million of self-bonding that existed as of December 31, 2016 and exited self-bonding during the first quarter of 2017.

Climate Change Regulatory Environment

Enactment of current, proposed, or future laws or regulations regarding emissions from the combustion of coal by the U.S. or some of its states or by other countries, or other actions to limit such emissions, like the creation of mandatory use requirements for renewable fuel sources, will likely result in electricity generators further switching from coal to other fuel sources.  Public concern and the political environment may also continue to materially and adversely impact future coal demand and usage to generate electricity, regardless of applicable legal and regulatory requirements.  Additionally, the creation and issuance of subsidies designed to encourage use of alternative energy sources could further decrease the demand for coal as an energy source.  The potential financial impact on us as a result of these factors will depend upon the degree to which electricity generators diminish their reliance on coal as a fuel source as a result thereof.  That, in turn, will depend on a number of factors, including the appeal and design of the subsidies being offered, the specific requirements imposed by any such laws or regulations such as mandating use by utilities of renewable fuel sources, the time periods over which those laws or regulations would be phased in and the state of any commercial development and deployment of carbon capture technologies, including storage, conversion, or other commercial use for captured carbon.  In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws or regulations may have on our results of operations, financial condition, or cash flows, however, such impacts may be significant.  See Item 1 “Business—Environmental and Other Regulatory Matters—Global Climate Change” and Item 1A “Risk Factors” of our 2016 Form 10-K for additional discussion regarding how climate change and other environmental regulatory matters may materially adversely impact our business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results that can be expected for future quarters or the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K for a discussion of our critical accounting policies and estimates.

Newly Adopted Accounting Standards and Recently Issued Accounting Pronouncements

See Note 2 of our Unaudited Condensed Consolidated Financial Statements in Item 1 for a discussion of newly adopted accounting standards and recently issued accounting pronouncements.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by U.S. GAAP.  A quantitative reconciliation of historical Net income (loss) to Adjusted EBITDA is found in the tables below.

EBITDA represents net income (loss) before: (1) interest income (expense), net, (2) income tax provision, (3) depreciation and depletion, and (4) amortization.  Adjusted EBITDA represents EBITDA as further adjusted for accretion, which represents non-cash increases in asset retirement obligation liabilities resulting from the passage of time, and specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are:  (1) adjustments to exclude non-cash impairment charges, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid, (3) adjustments to exclude debt restructuring costs, and (4) non-cash throughput amortization expense and contract termination payments made to amend the BNSF and Westshore agreements.  We enter into certain derivative financial instruments such as put options that require the payment of premiums at contract inception.  The reduction in the premium value over time is reflected in the mark-to-market gains or losses.  Our calculation of Adjusted EBITDA does not include premiums paid for derivative financial instruments; either at contract inception, as these payments pertain to future settlement periods, or in the period of contract settlement, as the payment occurred in a preceding period.  In prior years the amortization of port and rail contract termination payments were included as part of EBITDA and Adjusted EBITDA because the cash payments approximated the amount of amortization being taken during the year.  During 2017, management determined that the non-cash portion of amortization arising from payments made in prior years as well as the amortization of contract termination payments should be adjusted out of EBITDA because the ongoing cash payments are now significantly smaller than the overall amortization of these payments and no longer reflect the transactional results.

Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.  Our management recognizes that using Adjusted EBITDA as a performance measure has inherent limitations as compared to net income (loss) or other U.S. GAAP financial measures, as this non-GAAP measure excludes certain items, including items that are recurring in nature, which may be meaningful to investors.  Adjusted EBITDA excludes the amortization expense related to the payments made to amend the BNSF and Westshore agreements, which were capitalized as a deferred asset, at the end of 2015 and 2016 due to the decision at that time to not export coal.  We have subsequently amended those agreements, to reflect the recovery of export prices and our decision to resume export sales, and the one time payments made to amend those contracts in December of 2016 and February of 2017 were added back to Adjusted EBITDA.  However, the ongoing quarterly pre-payments and the other routine payments made for shipping and terminal costs were deducted from EBITDA, as these expenses represent a necessary element of our costs and ability to generate revenue since we are responsible for arranging transportation for export customers, as well as ensuring terminal capacity to take our exported coal.  As a result of the exclusions, Adjusted EBITDA should not be considered in isolation and does not purport to be an alternative to net income (loss) or other U.S. GAAP financial measures as a measure of our operating performance.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” of our 2016 Form 10-K for additional information regarding Adjusted EBITDA and its limitations compared to U.S. GAAP financial measures.

The following tables present a reconciliation of Net income (loss) to Adjusted EBITDA and Segment Adjusted EBITDA to Net income (loss) (in millions, except per share amounts):

Adjusted EBITDA

	Three Months Ended
	March 31,
	2017	2016
Net income (loss)	$(20.1)	$(36.4)
Interest expense	12.9	11.1
Income tax (benefit) expense	0.3	(1.4)
Depreciation and depletion	18.6	19.1
EBITDA	11.7	(7.7)
Accretion	1.8	2.6
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains) (1)	2.3	2.0
Inclusion of cash amounts received (paid) (2)	(0.3)	(2.3)
Total derivative financial instruments	2.0	(0.3)
Impairments	—	4.2
Non-cash throughput amortization expense and contract
termination payments	4.9	—
Adjusted EBITDA	$20.4	$(1.3)

(1)                                 Fair value mark-to-market (gains) losses reflected on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(2)                                 Cash amounts received and paid reflected within operating cash flows in the Unaudited Condensed Consolidated Statements of Cash Flows.

Adjusted EBITDA by Segment

	Three Months Ended
	March 31,
	2017	2016
Net income (loss)	$(20.1)	$(36.4)
Interest expense	12.9	11.1
Other, net	0.3	0.4
Income tax (expense) benefit	0.3	(1.4)
Income (loss) from unconsolidated affiliates, net of tax	(0.3)	0.7
Consolidated operating income (loss)	$(7.0)	$(25.6)

Owned and Operated Mines
Operating income (loss)	$11.9	$(5.4)
Depreciation and depletion	18.5	18.8
Accretion	1.7	2.4
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	2.3	2.0
Inclusion of cash amounts (received) paid	(0.3)	(4.1)
Total derivative financial instruments	2.0	(2.1)
Impairments	—	2.2
Other	(0.4)	(0.4)
Adjusted EBITDA	$33.7	$15.5

Logistics and Related Activities
Operating income (loss)	$(7.4)	$(7.8)
Derivative financial instruments:
Inclusion of cash amounts (received) paid	—	1.8
Total derivative financial instruments	—	1.8
Non-cash throughput amortization expense and one time contract
termination payments	4.9	—
Other	(0.1)	(0.9)
Adjusted EBITDA	$(2.6)	$(6.9)

Other
Operating income (loss)	$(11.0)	$(12.3)
Depreciation and depletion	0.2	0.3
Accretion	0.2	0.2
Impairment	—	2.0
Other	0.3	—
Adjusted EBITDA	$(10.3)	$(9.8)

Eliminations
Operating income (loss)	$(0.4)	$(0.1)
Adjusted EBITDA	$(0.4)	$(0.1)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices or credit standings.  We believe our principal market risks are commodity price risk, interest rate risk, and credit risk.

Commodity Price Risk

Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations.  Market risk includes the potential for changes in the market value of our coal portfolio, which includes index sales, export pricing, and PRB derivative financial instruments.  As of March 31, 2017, we had committed to sell approximately 55.8 million tons during 2017, of which 55.1 million tons are under fixed-price contracts.

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $4.9 million over the next 12 months.  In addition, we use WTI derivative financial instruments to manage certain exposures to diesel fuel prices.  If WTI decreases by 10%, we would incur additional costs of $1.8 million.  The terms of the program are disclosed in Note 5 of our Unaudited Condensed Consolidated Financial Statements in Item 1.

Interest Rate Risk

Our Credit Agreement, certain of our capital leases, and our A/R Securitization Program are subject to adjustable interest rates.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of our 2016 Form 10-K.  We had no outstanding borrowings under our Credit Agreement or A/R Securitization Program as of March 31, 2017.  If we borrow funds under the Credit Agreement or A/R Securitization Program, we may be subject to increased sensitivity to interest rate movements.

Some of the $6.9 million of borrowings under the capital leasing program are also subject to adjustable interest rates although any change to the rate would not have a significant impact on cash flow.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

When appropriate (as determined by our credit management function), we have taken steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps include obtaining letters of credit and requiring prepayments for shipments. See Item 1A “Risk Factors—Risks Related to Our Business and Industry—We are exposed to counterparty risk with our customers, trading partners, financial institutions, and other parties with whom we conduct business.” in our 2016 Form 10-K.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to senior management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017, and has concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

Internal Control over Financial Reporting

During the most recent fiscal quarter, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 13 of our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, of this report relating to certain legal proceedings, which information is incorporated by reference herein.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report you should carefully consider the risks and uncertainties described in Item 1A of our 2016 Form 10-K.  The risks described in our 2016 Form 10-K are not the only risks we may face.  If any of those risk factors, as well as other risks and uncertainties that are not currently known to us or that we currently believe are not material, actually occur, our business, financial condition, results of operations, cash flows, and liquidity could be materially and adversely affected.  In our judgment, there were no material changes in the risk factors as previously disclosed in Item 1A of our 2016 Form 10-K.

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

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index at page 51 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ HEATH A. HILL
Date: April 27, 2017		Heath A. Hill Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents
3.1

Amended and Restated Certificate of Incorporation of Cloud Peak Energy Inc. effective November 25, 2009 (incorporated by reference to Exhibit 3.1 to Cloud Peak Energy Inc.’s Annual Report on Form 10-K filed on February 14, 2014 (File No. 001-34547))

3.2

Amended and Restated Bylaws of Cloud Peak Energy Inc., effective July 28, 2016 (incorporated by reference to Exhibit 3.2 to Cloud Peak Energy Inc.’s Quarterly Report on Form 10-Q filed on July 28, 2016 (File No. 001-34547))

10.1

Cloud Peak Energy Inc. 2009 Long Term Incentive Plan, as amended and restated effective March 3, 2017 (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 6, 2017 (File No. 001-34547))

10.2

Form of 2017 Performance Share Unit Award Agreement under the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan as amended and restated effective March 3, 2017 (incorporated by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 6, 2017 (File No. 001-34547))

10.3

Form of 2017 Restricted Stock Unit Agreement under the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan as amended and restated effective March 3, 2017 (incorporated by reference to Exhibit 10.3 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 6, 2017 (File No. 001-34547))

10.4

Amended and Restated Receivables Purchase Agreement, dated effective as of January 31, 2017, by and between Cloud Peak Energy Resources LLC, Cloud Peak Energy Receivables LLC, PNC Bank, National Association, as administrator and LC bank, and various conduit purchasers, related committed purchasers, LC participants and purchaser agents (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on February 1, 2017 (File No. 001-34547))

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