Form 10-Q
period 2017-06-30
CLOUD PEAK ENERGY INC.
filed 2017-07-28
CIK 1441849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company	Emerging growth company
☐	☒	☐	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes      ☒  No

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 75,138,958 shares outstanding as of July 19, 2017.

CLOUD PEAK ENERGY INC.

Unless the context indicates otherwise, the terms “Cloud Peak Energy,” the “Company,” “we,” “us,” and “our” refer to Cloud Peak Energy Inc. (“CPE Inc.”) and its subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$229,201	$174,188	$424,930	$355,437
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	194,370	140,616	363,309	305,650
Depreciation and depletion	19,249	(19,510)	37,894	(408)
Accretion	1,846	1,994	3,667	4,576
(Gain) loss on derivative financial instruments	1,595	(8,286)	3,939	(6,325)
Selling, general and administrative expenses	9,565	13,251	20,279	27,026
Impairments	—	34	—	4,187
Other operating costs	92	169	310	456
Total costs and expenses	226,717	128,268	429,398	335,162
Operating income (loss)	2,484	45,920	(4,468)	20,275
Other income (expense)
Interest income	118	33	157	70
Interest expense	(9,866)	(11,286)	(22,778)	(22,338)
Other, net	(138)	(206)	(448)	(595)
Total other income (expense)	(9,886)	(11,459)	(23,069)	(22,863)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(7,402)	34,461	(27,537)	(2,588)
Income tax benefit (expense)	149	1,158	(151)	2,580
Income (loss) from unconsolidated affiliates, net of tax	305	(330)	632	(1,078)
Net income (loss)	(6,948)	35,289	(27,056)	(1,086)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	(1,821)	(1,871)	(3,642)	(1,510)
Postretirement medical plan change	—	42,851	—	42,851
Income tax on postretirement medical and pension changes	—	(974)	—	(1,944)
Other comprehensive income (loss)	(1,821)	40,006	(3,642)	39,397
Total comprehensive income (loss)	$(8,769)	$75,295	$(30,698)	$38,311
Income (loss) per common share:
Basic	$(0.09)	$0.58	$(0.38)	$(0.02)
Diluted	$(0.09)	$0.57	$(0.38)	$(0.02)
Weighted-average shares outstanding - basic	75,086	61,296	70,634	61,244
Weighted-average shares outstanding - diluted	75,086	61,971	70,634	61,244

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$80,536	$83,708
Accounts receivable	49,042	49,311
Due from related parties	478	—
Inventories, net	70,022	68,683
Derivative financial instruments	—	752
Income tax receivable	1,516	1,601
Other prepaid and deferred charges	33,438	20,361
Other assets	802	741
Total current assets	235,834	225,157

Noncurrent assets
Property, plant and equipment, net	1,408,080	1,432,361
Goodwill	2,280	2,280
Other assets	43,732	54,978
Total assets	$1,689,926	$1,714,776

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$32,925	$27,678
Royalties and production taxes	57,335	63,018
Accrued expenses	31,375	35,857
Due to related parties	—	71
Other liabilities	2,552	2,567
Total current liabilities	124,187	129,191

Noncurrent liabilities
Senior notes	409,368	475,009
Asset retirement obligations, net of current portion	107,891	97,048
Accumulated postretirement medical benefit obligation, net of current portion	23,701	22,950
Royalties and production taxes	20,995	21,557
Other liabilities	15,276	17,360
Total liabilities	701,418	763,115
Commitments and Contingencies (Note 13)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 75,611 and 61,942 shares issued and 75,134 and 61,465 outstanding as of June 30, 2017 and December 31, 2016, respectively)	751	615
Treasury stock, at cost (477 shares as of both June 30, 2017 and December 31, 2016)	(6,498)	(6,498)
Additional paid-in capital	649,382	581,975
Retained earnings	326,630	353,685
Accumulated other comprehensive income (loss)	18,243	21,884
Total equity	988,508	951,661
Total liabilities and equity	$1,689,926	$1,714,776

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(27,056)	$(1,086)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	37,894	(408)
Accretion	3,667	4,576
Impairments	—	4,187
Loss (income) from unconsolidated affiliates, net of tax	(632)	1,078
Distributions of income from unconsolidated affiliates	3,500	1,500
Deferred income taxes	—	(1,944)
Equity-based compensation expense	2,506	3,900
(Gain) loss on derivative financial instruments	3,939	(6,325)
Cash received (paid) on derivative financial instrument settlements	(1,147)	(2,640)
Non-cash interest expense related to early retirement of debt and refinancings	702	—
Net periodic postretirement benefit costs	(2,736)	995
Payments for logistics contracts	(17,000)	(7,500)
Logistics throughput contract amortization expense	18,998	16,333
Other	4,296	662
Changes in operating assets and liabilities:
Accounts receivable	269	5,563
Inventories, net	(1,395)	2,019
Due to or from related parties	(478)	(570)
Other assets	(6,160)	10,813
Accounts payable and accrued expenses	(6,100)	(42,654)
Asset retirement obligations	(520)	(712)
Net cash provided by (used in) operating activities	12,547	(12,213)

Investing activities
Purchases of property, plant and equipment	(7,896)	(12,075)
Cash paid for capitalized interest	—	(945)
Investment in development projects	(2,110)	(1,500)
Insurance proceeds	—	2,826
Other	33	45
Net cash provided by (used in) investing activities	(9,973)	(11,649)

Financing activities
Repayment of senior notes	(62,094)	—
Payment of debt refinancing costs	(406)	—
Payment of deferred financing costs	—	(191)
Payment amortized to deferred gain	(6,294)	—
Proceeds from issuance of common stock	68,850	—
Cash paid for equity offering	(4,490)	—
Other	(1,312)	(1,133)
Net cash provided by (used in) financing activities	(5,746)	(1,324)

Net increase (decrease) in cash and cash equivalents	(3,172)	(25,186)
Cash and cash equivalents at beginning of period	83,708	89,313
Cash and cash equivalents at end of period	$80,536	$64,127

Supplemental cash flow disclosures:
Interest paid	$18,605	$20,665
Income taxes paid (refunded)	$(85)	$(2,796)
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$1,365	$1,652
Assets acquired under capital leases	$—	$115

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

Equity Offering and 2019 Notes Redemption

On February 28, 2017, we issued 13.5 million shares of common stock through a registered underwritten public offering and received proceeds, net of underwriting discounts and commissions, of $64.7 million.  We used the net proceeds from the offering to fund the full redemption of our outstanding 8.50% Senior Notes due 2019 (the “2019 Notes”).  On March 31, 2017, we redeemed the 2019 Notes at a total cost of $64.5 million, reflecting a redemption price of 101.417% of the principal amount of $62.1 million, or $63.0 million, plus accrued and unpaid interest of $1.5 million.

Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these Unaudited Condensed Consolidated Financial Statements do not include certain information and footnote disclosures that are required to be included in annual financial statements prepared in conformity with U.S. GAAP.  The year-end Unaudited Condensed Consolidated Balance Sheet data was derived from the Audited Consolidated Financial Statements.  Accordingly, these Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements as of December 31, 2016 and 2015, and for each of the three years ended December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”).  In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, which are of a normal and recurring nature, necessary to a fair statement of our financial position as of June 30, 2017, and the results of our operations, comprehensive income, and cash flows for the six months ended June 30, 2017 and 2016, in conformity with U.S. GAAP.  Our results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2017.

The preparation of our Unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Certain immaterial amounts in prior years have been reclassified to conform to the 2017 presentation.  Due to the tabular presentation of rounded amounts, certain tables reflect insignificant rounding differences.

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

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation — Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about the types of changes to terms or conditions of a share-based payment award that would require an entity to apply modification accounting. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this update should be applied prospectively to an award modified on or after the adoption date.

In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits — Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Cost (“ASU 2017-07”), which requires separate presentation of service costs and all other components of net benefit costs on the income statement. Under ASU 2017-07, service cost is included in the same line item as other compensation costs arising from services rendered by employees during the period, with all other components of net benefit costs on the income statement outside of income from operations. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this update should be applied retrospectively.  We will adopt the new standard as of January 1, 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows — Restricted Cash (“ASU 2016-18”), which requires the statement of cash flows to explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted.  The amendments in this update should be applied using a retrospective transition method to each period presented. We will adopt the new standard as of January 1, 2018.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes — Intra-Entity Asset Transfers of Assets other than Inventory (“ASU 2016-16”), which would require the recognition of the tax expense from the sale of an asset other than inventory when the transfer occurs, rather than when the asset is sold to a third party or otherwise recovered through use. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted.  The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We will adopt the new standard as of January 1, 2018.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which standardizes cash flow statement classification of certain transactions, including cash payments for debt prepayment or extinguishment, proceeds from insurance claim settlements, and distributions received from equity method investments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted.  The amendments in this update should be applied using a retrospective transition method to each period presented.  If impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable.  We will adopt the new standard as of January 1, 2018.

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

From May 2014 through December 2016, the FASB issued several ASUs related to Revenue from Contracts with Customers (“ASC 606”).  These ASUs are intended to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts.  The new guidance is effective for interim and annual periods beginning after December 15, 2017, although entities may adopt one year earlier if they choose.  The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.  During 2016 and throughout the second quarter of 2017, we have continued to evaluate our contracts with customers under ASC 606.  For the significant majority of our contracts related to our Owned and Operated Mines segment, we do not anticipate there would be any change to timing or method of recognizing revenue.  We have also tentatively determined that there would be no change to timing or method of recognizing revenue for our Logistics and Related Activities segment.  We are in the process of quantifying the full impact of adoption, however, we do not believe this new standard will have a material impact on our results of operations, financial condition or cash flows.  We will continue to conduct our contract review process throughout 2017.  We are planning to adopt the new standard as of January 1, 2018 and utilize the modified retrospective method.  This approach allows us to apply the new standard to (1) all new contracts entered into after January 1, 2018 and (2) all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance as of January 1, 2018 through a cumulative adjustment to equity.  Consolidated revenue presented in our comparative financial statements for periods prior to January 1, 2018 would not be revised.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Inventories, Net

Inventories, net consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Materials and supplies	$67,427	$67,933
Less: Obsolescence allowance	(1,012)	(956)
Material and supplies, net	66,415	66,977
Coal inventory	3,607	1,706
Inventories, net	$70,022	$68,683

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

•                  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We had no Level 3 financial instruments as of June 30, 2017 or December 31, 2016.

The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Fair Value as of June 30, 2017
	Level 1	Level 2	Total
Assets
Money market funds (1)	$38,888	$—	$38,888
Liabilities
Derivative financial instruments	$—	$2,041	$2,041

	Fair Value as of December 31, 2016
	Level 1	Level 2	Total
Assets
Money market funds (1)	$12,997	$—	$12,997
Derivative financial instruments	$—	$752	$752

(1)                                 Included in Cash and cash equivalents in the Unaudited Condensed Consolidated Balance Sheets along with $41.6 million and $70.7 million of demand deposits as of June 30, 2017 and December 31, 2016, respectively.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We did not have any transfers between levels during the six months ended June 30, 2017.  Our policy is to value all transfers between levels using the beginning of period valuation.

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

Under the international coal forward contracts, if the monthly average index price is lower than the contract price, we receive the difference, and if the monthly average index price is higher than the contract price, we pay the difference.  For our 2016 positions, we executed offsetting contracts to lock in the amount we expected to receive each month.  We did not hold or enter into any international coal forward contracts for 2017 during the three and six months ended June 30, 2017.

Under the domestic coal futures contracts, if the monthly average index price is higher than the contract price, we receive the difference, and if the monthly average index price is lower than the contract price, we pay the difference.  Amounts due to us or to the CME as a result of changes in the market price of our open domestic coal futures contracts and to fulfill margin requirements are received or paid through our brokerage bank on a daily basis; therefore, there is no asset or liability on the Unaudited Condensed Consolidated Balance Sheets.  We did not hold or enter into any domestic coal futures contracts for 2017 during the three and six months ended June 30, 2017.

WTI Derivatives

We use derivative financial instruments, such as collars and swaps, to help manage our exposure to market changes in diesel fuel prices.  The derivatives are indexed to the West Texas Intermediate (“WTI”) crude oil price as quoted on the New York Mercantile Exchange.  As such, the nature of the derivatives does not directly offset market changes to our diesel costs.

Under a collar agreement, we pay the difference between the monthly average index price and a floor price if the index price is below the floor, and we receive the difference between the ceiling price and the monthly average index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and ceiling prices.  While we would not receive the full benefit of price decreases beyond the floor price, the collars mitigate the risk of crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on our cash flow.  We used collar agreements to fix a portion of our forecasted diesel costs for 2016. All collar agreements were settled as of December 31, 2016, and we did not hold or enter into any collar agreements for 2017 during the three and six months ended June 30, 2017.

Under a swap agreement, if the monthly average index price is higher than the swap price, we receive the difference and if the monthly average index price is lower than the swap price, we pay the difference.  We used swap agreements to fix a portion of our forecasted diesel costs for 2016 and all our forecasted diesel costs for 2017.

As of June 30, 2017, we were fully hedged for the remainder of 2017 and held the following WTI derivative financial instruments (barrels in thousands):

Settlement Period	Notional Amount	Weighted- Average per Barrel
2017 swap positions	242	$55.00

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offsetting and Balance Sheet Presentation

	June 30, 2017
	Gross Amounts Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
WTI derivative financial instruments	$—	$(2,041)	$—	$—	$—	$(2,041)

	December 31, 2016
	Gross Amounts Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
WTI derivative financial instruments	$752	$—	$—	$—	$752	$—

Net amounts of derivative liabilities are included in Accrued expenses in the Unaudited Condensed Consolidated Balance Sheets.  There were no cash collateral requirements as of June 30, 2017 or December 31, 2016.

Derivative Gains and Losses

(Gain) loss on derivative financial instruments recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
International coal forward contracts	$—	$(10)	$—	$(50)
Domestic coal futures contracts	—	(7)	—	4
WTI derivative financial instruments	1,595	(8,269)	3,939	(6,279)
Net derivative financial instruments loss (gain)	$1,595	$(8,286)	$3,939	$(6,325)

See Note 4 for a discussion related to the fair value of derivative financial instruments.

6.  Impairments

Long-Lived Assets

During the six months ended June 30, 2016, we recorded impairments of $2.2 million in the Owned and Operated Mines segment, primarily for engineering costs related to the Overland Conveyor project at our Antelope Mine and $2.0 million related to a shovel that we no longer expect to use because of declining production that is part of Other.  During the six months ended June 30, 2017, we had no such impairments.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We have a throughput contract with Westshore Terminals Limited Partnership (“Westshore”) for our anticipated export sales through their export terminal in Vancouver, British Columbia, and a similar contact with Burlington Northern Santa Fe Railroad (“BNSF”).

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

In exchange for the termination of the previous agreements, we made termination payments.  These amounts have been deferred and will be amortized, along with the previous amendment payments made in 2015 and 2016, over the two-year life of the new agreement.  As of June 30, 2017 and December 31, 2016, there was $33.3 million and $35.3 million, respectively, recorded as a deferred asset for these agreements, included in Other assets in the Unaudited Condensed Consolidated Balance Sheets. We incurred $47.6 million and $8.2 million in costs under our logistics agreements with Westshore and BNSF, including amortization of $8.4 million and $8.2 million, during the three months ended June 30, 2017 and 2016, respectively. We incurred $71.6 million and $24.5 million in costs under our logistics agreements with Westshore and BNSF, including amortization of $19.0 million and $16.3 million, during the six months ended June 30, 2017 and 2016, respectively.   These costs are included in Cost of product sold in the Unaudited Condensed Statements of Operations and Comprehensive Income (Loss).

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We had outstanding purchase commitments related to transportation agreements consisting of the following (in thousands):

	June 30,	December 31,
	2017	2016
Services
Transportation agreements (1)(2)	$43,887	$127,123

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

8.  Equity Method Investments

Equity method investments include our 50% equity investment in Venture Fuels Partnership, a coal marketing company.  We have received distributions of $3.5 million and $1.5 million from the Venture Fuels Partnership during the six months ended June 30, 2017 and 2016, respectively.  We also had a minority ownership interest in the joint venture that was seeking to develop the Gateway Pacific Terminals (“GPT”) in Washington State. SSA Marine, the majority interest holder and project developer, notified us of its intention to no longer pursue a coal terminal.  As a result, in January 2017, we abandoned our ownership interest in the joint venture, and we no longer have any ownership interest or associated funding obligations for the joint venture.  We had previously written off our $6.0 million investment in GPT in the fourth quarter of 2015.  Our equity method investments are included in noncurrent Other assets on the Unaudited Condensed Consolidated Balance Sheets and had a carrying amount of the following (in thousands):

	June 30,	December 31,
	2017	2016
Venture Fuels Partnership	$4,698	$7,575
Other	1,014	1,006
Total equity method investments	$5,712	$8,581

9.  Senior Notes and Equity

On February 28, 2017, we issued 13.5 million shares of common stock through a registered underwritten public offering and received proceeds, net of underwriting discounts and commissions, of $64.7 million. We used the net proceeds from the offering to fund the full redemption of our outstanding 2019 Notes.  On March 31, 2017, we redeemed the 2019 Notes at a total cost of $64.5 million, reflecting a redemption price of 101.417% of the principal amount of $62.1 million, or $63.0 million, plus accrued and unpaid interest of $1.5 million.  In addition, we wrote off $0.7 million in deferred financing costs and original issue discount as of the redemption date.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Senior notes consisted of the following (in thousands):

	June 30, 2017
	Carrying Value	Unamortized Discount and Debt Issuance Costs	Unamortized Deferred Gain on Forgiven Debt	Principal	Fair Value (1)
12.00% second lien senior notes due 2021	$353,889	$15,545	$(79,068)	$290,366	$301,981
6.375% senior notes due 2024	55,479	929	—	56,408	43,716
Total senior notes	$409,368	$16,474	$(79,068)	$346,774	$345,697

	December 31, 2016
	Carrying Value	Unamortized Discount and Debt Issuance Costs	Unamortized Deferred Gain on Forgiven Debt	Principal	Fair Value (1)
8.50% senior notes due 2019	$61,383	$711	$—	$62,094	$57,903
12.00% second lien senior notes due 2021	358,217	17,511	(85,362)	290,366	306,336
6.375% senior notes due 2024	55,410	998	—	56,408	42,306
Total senior notes	$475,009	$19,220	$(85,362)	$408,868	$406,545

(1)                                 The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.

10.  Asset Retirement Obligations

Changes in the carrying amount of our asset retirement obligations were as follows (in thousands):

	2017	2016
Balance as of January 1,	$98,166	$153,155
Accretion expense	3,667	4,576
Revisions to estimated future reclamation cash flows	7,695	(54,787)
Payments	(520)	(712)
Balance as of June 30,	109,008	102,232
Less: current portion	(1,117)	(1,400)
Asset retirement obligation, net of current portion	$107,891	$100,832

Revisions to estimated future reclamation cash flows reflect our regular updates to our estimated costs of closure activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages, the timing of the reclamation activities, and third-party unit costs as of June 30, 2017.

Revisions during the six months ended June 30, 2017 were related to our Antelope Mine and Cordero Rojo Mine.  The increase of $10.3 million at our Cordero Rojo Mine was the result of an agreement with the State of Wyoming to reevaluate the mine plan submitted in 2016.  Partially offsetting that increase was the downward revision of $2.6 million at our Antelope Mine due to the annual mine plan evaluation.

Revisions during the six months ended June 30, 2016 related to our Antelope Mine, Cordero Rojo Mine and Spring Creek Mine were $25.8 million, $20.8 million, and $8.1 million, respectively.  These downward revisions were primarily due to extending each of the mine’s lives due to lower expected annual production rates, as well as updated equipment and fuel

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

cost guidance issued by the State of Wyoming.  Reductions to asset retirement obligations resulting from such revisions generally result in a corresponding reduction to the related asset retirement costs in Property, plant and equipment, net.  However, if the decrease to the asset retirement obligation exceeds the carrying amount of the related asset retirement costs, the resulting non-cash credit will reduce Depreciation and depletion on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  As of June 30, 2016, these revisions reduced the related asset by $17.5 million.  The remaining $37.3 million reduced Depreciation and depletion for the three and six months ended June 30, 2016.

11.  Other Obligations

Capital Equipment Lease Obligations

From time to time, we enter into capital leases on equipment under various lease schedules, which are subject to a master lease agreement, and are pre-payable at our option.  Our capital equipment lease obligations are included in Other liabilities.  Future payments for these obligations are as follows (in thousands):

Year Ended December 31,
2017	$1,595
2018	2,341
2019	1,689
2020	882
2021	—
Total	6,507
Less: interest	271
Total principal payments	6,235
Less: current portion	2,552
Capital equipment lease obligations, net of current portion	$3,684

Accounts Receivable Securitization Program

On January 31, 2017, the Accounts Receivable Securitization Program (“A/R Securitization Program”) was amended to extend the term of the A/R Securitization Program to January 23, 2020, allow for the ability to issue letters of credit, and reduce the maximum borrowing capacity for both cash and letters of credit from $75 million to $70 million.  All other terms of the program remained substantially the same.  The borrowing capacity under the A/R Securitization Program is reduced by the undrawn face amount of letters of credit issued and outstanding.  As of June 30, 2017, we had $22.9 million of borrowing capacity under the A/R Securitization Program, of which $14.3 million was available.  The undrawn face amount of letters of credit outstanding under the A/R Securitization Program was $8.6 million as of June 30, 2017.  There were no borrowings outstanding under the A/R Securitization Program as of June 30, 2017 or December 31, 2016.

Credit Agreement

On February 21, 2014, Cloud Peak Energy Resources LLC entered into a five-year Credit Agreement with PNC Bank, National Association, as administrative agent, and a syndicate of lenders, which was amended on September 5, 2014 and September 9, 2016 (as amended, the “Credit Agreement”).  The Credit Agreement provides us with a senior secured revolving credit facility with a capacity of up to $400 million that can be used to borrow funds or obtain letters of credit.  The borrowing capacity under the Credit Agreement is reduced by the undrawn face amount of letters of credit issued and outstanding, which may be up to $250 million at any time.  As of June 30, 2017, we had no borrowings and the undrawn face amount of letters of credit outstanding under the Credit Agreement was $42.0 million.  We were in compliance with the covenants contained in the Credit Agreement as of June 30, 2017 and December 31, 2016.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

Our aggregate availability for borrowing under the Credit Agreement and the A/R Securitization Program was approximately $372.3 million as of June 30, 2017.  Our total liquidity, which includes cash and cash equivalents and amounts available under both our Credit Agreement and the A/R Securitization Program, was $452.8 million as of June 30, 2017.  As of June 30, 2017,  the undrawn face amount of letters of credit outstanding under the A/R Securitization Program and Credit Agreement have decreased by $16.9 million from March 31, 2017, due to a decrease in the collateral required for bonding.  As of July 27, 2017, we have reduced the undrawn face amount of all letters of credit by a total of $38.9 million and now have $28.6 million remaining in undrawn letters of credit.

Debt Issuance Costs

There were $6.2 million and $7.7 million of unamortized debt issuance costs as of June 30, 2017 and December 31, 2016, respectively, related to the A/R Securitization Program and the Credit Agreement included in noncurrent Other assets.

12.  Interest Expense

Interest expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Senior notes	$6,582	$9,563	$14,568	$19,125
Credit facility unutilized fee	1,197	1,059	2,380	1,827
Federal coal lease obligations imputed interest	86	84	171	166
Amortization of deferred financing costs and original issue discount	1,946	1,051	3,932	2,102
Other	55	75	145	135
Subtotal	9,866	11,831	21,196	23,354
Premium on early retirement of debt	—	—	880	—
Write-off of deferred financing costs and original issue discount	—	—	702	—
Total cost of early retirement of debt and refinancings	—	—	1,582	—
Total interest expense	9,866	11,831	22,778	23,354
Less interest capitalized	—	(545)	—	(1,016)
Net interest expense	$9,866	$11,286	$22,778	$22,338

In connection with the public offering previously discussed in Note 1, upon redemption of the 2019 Notes, we paid $1.5 million in accrued and unpaid interest, $0.9 million in premium on the early retirement of debt, and wrote off $0.7 million in deferred financing and original issue discount in the six months ended June 30, 2017.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  Commitments and Contingencies

Commitments

Purchase Commitments

We had outstanding purchase commitments consisting of the following (in thousands):

	June 30,	December 31,
	2017	2016
Capital Commitments
Equipment	$6,207	$3,222

Supplies and Services(1)
Coal purchase commitments	$2,124	$4,248

(1)           Refer to Note 7 for information regarding Transportation Commitments.

Contingencies

Litigation

Administrative Appeals of the BLM’s Approval of the Potential West Antelope II South Lease Modification

Background—On September 5, 2014, WildEarth Guardians (“WildEarth”) filed an appeal with the Interior Board of Land Appeals (“IBLA”) challenging the Bureau of Land Management’s (“BLM”) August 15, 2014 decision to approve Antelope Coal LLC’s proposed modification of Antelope Coal’s West Antelope II South (“WAII South”) lease.  Antelope Coal is a 100% owned subsidiary of Cloud Peak Energy.  On September 12, 2014, Powder River Basin Resource Council and Sierra Club (collectively “PRBRC”) filed an appeal with the IBLA challenging this same BLM decision.  The BLM’s decision that is the subject of both appeals approves the proposed amendment of WAII South lease.  If the lease modification is entered into, it would add approximately 15.8 million tons of coal underlying nearly 857 surface acres.  WildEarth and PRBRC have asked the IBLA to vacate the proposed WAII South lease modification and direct the BLM to prepare additional environmental analysis on the impacts of the lease modification.

Intervention by Cloud Peak Energy and State of Wyoming—On September 24, 2014 and October 6, 2014, Antelope Coal and the State of Wyoming, respectively, moved to intervene in the WildEarth and PRBRC appeals as respondents to defend the BLM’s lease modification decision.  The IBLA granted these intervention motions.

Current Schedule.  WildEarth filed its Statement of Reasons (opening brief) on October 6, 2014, and PRBRC filed its Statement of Reasons on October 10, 2014.  The BLM filed its Answer (opposition brief) on January 12, 2015 and moved for the two appeals to be consolidated.  Antelope Coal and State of Wyoming filed their respective Answers on January 20, 2015.  Briefing has been completed in both appeals.  On September 2, 2016, WildEarth filed a Notice of Supplemental Authority indicating that decisions in three unrelated IBLA appeals call into question whether BLM’s decision record approving the WAII South lease modification was signed by the appropriate BLM official.  In response to a September 12, 2016 Show Cause Order from the IBLA, BLM filed a response brief on September 26, 2016 representing that the High Plains District Manager had properly signed the decision record approving the WAII South lease modification.  Antelope Coal and the State of Wyoming filed briefs in support of BLM’s response on September 27, 2016 and September 30, 2016, respectively.  WildEarth filed a brief in response to BLM’s and Antelope Coal’s response briefs on September 29, 2016.  On February 7, 2017, the IBLA issued  a decision setting aside BLM’s decision to issue the WAII South lease modification and remanding that decision to BLM on the ground that the Wyoming High Plains District Manager lacked the appropriate delegation of authority to approve such a leasing decision.  The IBLA specifically declined to address the merits of WildEarth’s and PRBRC’s claims challenging whether BLM’s underlying environmental analysis was sufficient to support

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the agency’s lease modification decision.  On April 10, 2017, BLM filed a petition with the Director of the Department of Interior’s Office of Hearings and Appeals (the “OHA Director”) asking the OHA Director to reverse the IBLA’s February 7, 2017 decision and remand to the IBLA with instructions to decide the merits of the underlying WildEarth and PRBRC appeals.  On April 19, 2017, the OHA Director issued a notice to docket the petition and set a briefing schedule for BLM’s petition.  On April 21, 2017 and May 18, 2017, PRBRC and WildEarth, respectively, filed briefs in opposition to BLM’s petition.  On May 12, 2017, Antelope Coal filed a brief in support of BLM’s petition.  On June 16, 2017, the State of Wyoming filed a response in opposition to WildEarth’s brief.  On June 19, 2017, BLM filed a reply in support of its petition.  The briefing has been completed and the OHA Director must now decide whether to review the IBLA’s February 7, 2017 decision.

We believe the WildEarth and PRBRC appeals challenging the BLM’s WAII South lease modification decision are without merit.  Nevertheless, if the OHA Director denies BLM’s petition for review or if, after the IBLA or BLM reconsiders the issue on remand, the plaintiffs are ultimately successful in frustrating or delaying the approval of the WAII South lease modification, the timing and ability of Cloud Peak Energy to lease and mine the coal underlying the applicable surface acres would be materially adversely impacted.  We are unable to estimate a loss or range of loss for this contingency because (1) the challenge does not seek monetary relief, (2) the nature of the relief sought is to require the regulatory agency to address alleged deficiencies in complying with applicable regulatory and legal requirements and (3) the OHA Director may grant BLM’s petition and direct the IBLA to decide the merits of the underlying appeals, in which case the IBLA could reject the appeals or, alternatively, direct BLM to undertake additional environmental review before issuing the WAII South lease modification.

WildEarth’s Regulatory Challenge to OSM’s Approval Process for Antelope Mine Plan

Background—On September 15, 2015, WildEarth filed a complaint in the Colorado District Court challenging the Department of Interior’s and Office of Surface Mining Reclamation and Enforcement’s (collectively, “OSM”) approvals of mine plans for four different coal mines, one of which is located in Colorado, one of which is located in New Mexico, and two of which are located in Wyoming.  The challenged approvals included one mine plan modification that was issued to Antelope Coal LLC, a subsidiary of Cloud Peak Energy, for the Antelope Mine in Wyoming. The plaintiff seeks to vacate existing, required regulatory approvals and to enjoin mining operations at the Antelope Mine.

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

Current Schedule—On November 25, 2015, the OSM filed a motion to sever WildEarth’s complaint and transfer those claims against the two Wyoming mines (Antelope and Black Thunder) to the District of Wyoming and the New Mexico mine (El Segundo) to the District of New Mexico.  Each of the prospective intervenors filed conditional responses in support of OSM’s transfer motion.  On January 7, 2016, WildEarth filed its opposition to OSM’s transfer motion.  On January 29, 2016, WildEarth and OSM filed a Joint Motion to Stay all proceedings for 60 days in order for the parties to pursue settlement discussions.  On February 1, 2016, the prospective intervenors filed a proposed response to the stay motion in which they asked the Colorado District Court to grant (1) the pending intervention motions, and (2) the pending motion to sever and transfer, before staying the portion of the case that remained in the District of Colorado.  On February 3, 2016, WildEarth and OSM filed separate reply briefs in support of their stay motion.  On February 16, 2016, the court granted the motion to stay the case for 60 days, and on February 18, 2016, the court granted the pending motions to intervene by Antelope Coal, the State of Wyoming, and the other coal producers.  The stay expired on April 1, 2016 after the parties were unable to reach a voluntary settlement and OSM filed its reply brief in support of its motion to sever and transfer on April 11, 2016.  On June 17, 2016, the Colorado District Court granted OSM’s motion to sever and transfer WildEarth’s claims against the Antelope and Black Thunder mine plans to the District of Wyoming and the El Segundo mine plan to the District of New Mexico.  The challenges against the Antelope and Black Thunder mine plans, which are docketed as separate cases, have both been assigned to Judge Johnson of the District of Wyoming.  On October 7, 2016, BLM filed its administrative record for the case challenging the Antelope mine plan.  On October 21, 2016, WildEarth filed a motion to supplement the

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

administrative record with three administrative documents prepared by other federal agencies.  On November 4, 2016, OSM and Antelope Coal each filed opposition briefs.  On November 11, 2016, WildEarth filed its reply brief.  On December 1, 2016, the court denied WildEarth’s motion to supplement the record.  WildEarth filed its opening merits brief on January 27, 2017.  Opposition briefs by OSM, Antelope Coal, and the State of Wyoming were filed April 5, 2017.  On June 2, 2017, WildEarth filed its reply brief.  The briefing has been completed and the parties are awaiting a decision from the court.

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

WildEarth’s Regulatory Challenge to OSM’s Approval Process for Spring Creek Mine Plan

Background—On June 8, 2017, WildEarth and the Montana Environmental Information Center (“MEIC”) filed a complaint in the Montana District Court challenging OSM’s approval of a mine plan modification that was issued to Cloud Peak Energy for the Spring Creek Mine in Montana.  WildEarth and MEIC seek to vacate existing, required regulatory approvals and to enjoin mining operations at the Spring Creek Mine.

Current Schedule—The OSM’s answer to the plaintiffs’ complaint is currently due August 11, 2017.  We believe WildEarth’s and MEIC’s challenge is without merit.  Nevertheless, if WildEarth’s and MEIC’s claims against OSM’s approval of the Spring Creek mine plan modification are successful, any court order granting the requested relief could have a material adverse impact on our shipments, financial results and liquidity, and could result in claims from third parties if we are unable to meet our commitments under pre-existing commercial agreements as a result of any required reductions or modifications to our mining activities.  We are unable to estimate a loss or range of loss for this contingency because (1) the challenge does not seek monetary relief, (2) the nature of the relief sought is to require the regulatory agency to address alleged deficiencies in complying with applicable regulatory and legal requirements and (3) even if the challenges are successful in whole or in part, the court has broad discretion in determining the nature of the relief ultimately granted.

Other Legal Proceedings

We are involved in other legal proceedings arising in the ordinary course of business and may become involved in additional proceedings from time to time.  We believe that there are no other legal proceedings pending that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.  Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or an accrual within a particular fiscal period may materially and adversely impact our results of operations for that period.  In addition to claims and lawsuits against us, our leases by application, leases by modification, permits, and other industry regulatory processes and approvals, including those applicable to the utility and coal logistics and transportation industries, may also continue to be subject to legal challenges that could materially and adversely impact our mining operations, results and liquidity.  These regulatory challenges may seek to vacate prior regulatory decisions and authorizations that are legally required for some or all of our current or planned mining activities.  If we are required to reduce or modify our mining activities as a result of these challenges, the impact could have a material adverse effect on our shipments, financial results and liquidity, and could result in claims from third parties if we are unable to meet our commitments under pre-existing commercial agreements as a result of any such required reductions or modifications to our mining activities.

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

Concentrations of Risk and Major Customers

For the six months ended June 30, 2017, there was no single customer that represented 10% or more of consolidated revenue.  For the six months ended June 30, 2016, there was one customer that represented 10% or more of consolidated revenue. We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  The credit risk is controlled through credit approvals and monitoring procedures.

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

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company.  Specific bond amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  We also previously used self-bonding to secure performance of certain obligations in Wyoming.  In January 2017, we received approval to remove the final $10 million of self-bonding that existed as of December 31, 2016 and exited self-bonding during the first quarter of 2017.  As of June 30, 2017, we had $435.4 million of reclamation and lease bonds backed by collateral of $50.6 million in the form of letters of credit under our Credit Agreement and A/R Securitization Program used for mining, securing coal lease obligations, and for other operating requirements.  As of July 27, 2017, we have reduced the undrawn face amount of all letters of credit by a total of $38.9 million from March 31, 2017 and now have $28.6 million remaining in undrawn letters of credit.

14.  Postretirement Medical Plan

We maintain an unfunded postretirement medical plan to provide certain postretirement medical benefits to eligible employees.  Net periodic postretirement benefit costs included the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$223	$269	$447	$1,687
Interest cost	230	185	459	817
Amortization of prior service cost (credit)	(1,821)	(1,871)	(3,642)	(1,510)
Net periodic benefit cost (credit)	$(1,368)	$(1,417)	$(2,736)	$994

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

15.  Income Taxes

As of June 30, 2017 and December 31, 2016, we had deferred tax assets principally arising from: AROs, alternative minimum tax credits, postretirement benefits, contract rights, and net operating loss carry-forwards.  As management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established as of June 30, 2017 and December 31, 2016.

Our statutory income tax rate including state income taxes, for the three and six months ended June 30, 2017 and 2016, was approximately 37%.  Our effective tax rate for the three and six months ended June 30, 2017 was 2.0% and (0.5)%, respectively.  Our effective tax rate for the three and six months ended June 30, 2016 was (3.4)% and 99.7%, respectively.  The difference between our statutory income tax rate and our effective income tax rate for the three and six months ended June 30, 2017 is primarily the result of the impact of percentage depletion, income tax in the states in which we do business and changes in our valuation allowance. In addition to the items just described, the difference between our statutory income tax rate and our effective income tax rate for the three and six months ended June 30, 2016 is the result of the impact of out of period adjustments and intraperiod tax allocation required as a result of the adjustments to ARO and the retiree medical plan, while incurring a loss during the period.

As of June 30, 2017 and December 31, 2016, we had no uncertain tax positions that we expect to have a material impact on the financial statements as a result of tax deductions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  We are open to federal and state tax audits until the applicable statutes of limitations expire.  The statute of limitations has expired for all state returns filed for periods ending before 2012, and all federal returns for periods ending before 2013.

16.  Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) (“AOCI”) related to our postretirement medical plan by component, net of tax are as follows (in thousands):

	Six Months Ended
	June 30,
		2016
	2017	As previously reported	Adjustments(1)	As revised

Beginning balance, January 1,	$21,884	$(12,951)	$—	$(12,951)
Other comprehensive income (loss) before reclassifications	—	26,996	15,855	42,851
Amounts reclassified from accumulated other comprehensive income (loss)	(3,642)	12,401	(15,855)	(3,454)
Net current period other comprehensive income (loss)	(3,642)	39,397	—	39,397
Ending balance, June 30,	$18,243	$26,446	$—	$26,446

(1)                                 The amounts shown for the six months ended June 30, 2016 have been revised to correct errors in previously reported amounts.  Other comprehensive income (loss) before reclassifications has been increased by $15,855, while the Amounts reclassified from AOCI have decreased by the same amount.  There was no impact on Net current period other comprehensive income (loss) or AOCI.  The correction had no impact on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Balance Sheets, or Statements of Cash Flows.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The reclassifications out of AOCI are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2016		2016
	2017	As revised	2017	As revised
Postretirement Medical Plan (1)
Amortization of prior service costs (credits) included in Cost of product sold (2)	$(1,522)	$(1,565)	$(3,043)	$(1,263)
Amortization of prior service costs (credits) included in Selling, general and administrative expenses (2)	(299)	(306)	(598)	(247)
Total before tax	(1,821)	(1,871)	(3,642)	(1,510)
Tax expense (benefit)	—	(974)	—	(1,944)
Amounts reclassified from AOCI	$(1,821)	$(2,845)	$(3,642)	$(3,454)

(1)           See Note 14 for the components of our net periodic postretirement benefit costs.

(2)                                 Presented on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised
Postretirement Medical Plan
Amortization of prior service costs (credits) included in:
Cost of product sold	$(1,565)	$—	(1,565)	$(1,263)	$—	(1,263)
SG&A	(306)	—	(306)	(247)	—	(247)
Postretirement medical plan changes (1)	42,851	(42,851)	—	42,851	(42,851)	—
Total before tax	40,980	(42,851)	(1,871)	41,341	(42,851)	(1,510)
Tax expense (benefit)	(974)	—	(974)	(1,944)	—	(1,944)
Amounts reclassified from AOCI	$40,006	$(42,851)	$(2,845)	$39,397	$(42,851)	$(3,454)

(1)                                 Amounts reclassified from AOCI for the three and six months ended June 30, 2016 have been revised to correct errors in previously reported amounts.  Amounts reclassified from AOCI have been decreased to exclude Postretirement medical plan changes of $42,851 that were previously included in error.  This correction has no impact on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Balance Sheets, or Statements of Cash Flows.

17.  Earnings (Loss) per Share

Potential dilutive shares of common stock may include restricted stock and units, options, and performance units issued under our Long Term Incentive Plan (“LTIP”).  We apply the treasury stock method to determine dilution from restricted stock and units, options, and performance units.  On February 28, 2017, we issued 13.5 million shares of common stock through a registered underwritten public offering.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculation of diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator for calculation of diluted earnings (loss) per share:
Net income (loss)	$(6,948)	$35,289	$(27,056)	$(1,086)
Denominator for basic income (loss) per share — weighted-average shares outstanding	75,086	61,296	70,634	61,244
Dilutive effect of stock equivalents	—	675	—	—
Denominator for diluted earnings (loss) per share	75,086	61,971	70,634	61,244

Basic earnings (loss) per share	$(0.09)	$0.58	$(0.38)	$(0.02)
Diluted earnings (loss) per share	$(0.09)	$0.57	$(0.38)	$(0.02)

For the periods presented, the following items were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Anti-dilutive stock equivalents	3,423	—	3,133	2,587

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

Revenue

The following table presents Revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Owned and Operated Mines	$178,644	$152,105	$352,254	$319,269
Logistics and Related Activities	65,977	3,200	94,225	17,218
Other	1,141	19,684	2,434	23,617
Eliminations	(16,561)	(801)	(23,983)	(4,667)
Consolidated	$229,201	$174,188	$424,930	$355,437

Capital Expenditures

The following table presents purchases of property, plant and equipment, investment in development projects, and capital expenditures included in Property, plant and equipment, net, Other assets, and Accounts payable (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Owned and Operated Mines	$10,536	$13,978
Logistics and Related Activities	—	—
Other	836	1,364
Consolidated	$11,372	$15,342

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles consolidated Net income (loss) to consolidated Operating income (loss) and segment Operating income (loss) to segment Adjusted EBITDA (in thousands):

Adjusted EBITDA by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$(6,948)	$35,289	$(27,056)	$(1,086)
Interest income	(118)	(33)	(157)	(70)
Interest expense	9,866	11,286	22,778	22,338
Other, net	138	206	448	595
Income tax expense (benefit)	(149)	(1,158)	151	(2,580)
(Income) loss from unconsolidated affiliates, net of tax	(305)	330	(632)	1,078
Consolidated operating income (loss)	$2,484	$45,920	$(4,468)	$20,275

Owned and Operated Mines
Operating income (loss)	$15,319	$49,154	$27,237	$43,719
Depreciation and depletion	19,061	(19,854)	37,513	(1,071)
Accretion	1,695	1,891	3,365	4,318
Derivative financial instruments:
Exclusion of fair value mark-to-market (gains) losses	1,595	(8,276)	3,939	(6,275)
Inclusion of cash amounts received (paid)	(811)	(2,112)	(1,147)	(6,202)
Total derivative financial instruments	784	(10,388)	2,792	(12,477)
Impairments	—	(32)	—	2,139
Other	(138)	(207)	(448)	(595)
Adjusted EBITDA	$36,721	$20,564	$70,459	$36,033

Logistics and Related Activities
Operating income (loss)	$(3,440)	$(8,240)	$(10,855)	$(16,061)
Derivative financial instruments:
Exclusion of fair value mark-to-market (gains) losses	—	(10)	—	(50)
Inclusion of cash amounts received (paid)	—	1,781	—	3,563
Total derivative financial instruments	—	1,771	—	3,513
Non-cash throughput amortization expense and contract termination payments	5,069	—	9,920	—
Other	—	(894)	—	(1,753)
Adjusted EBITDA	$1,629	$(7,363)	$(935)	$(14,301)

Other
Operating income (loss)	$(9,855)	$5,062	$(20,868)	$(7,270)
Depreciation and depletion	188	343	380	663
Accretion	151	103	302	258
Impairment	—	66	—	2,048
Debt restructuring costs	(17)	—	23	—
Other	305	565	632	676
Adjusted EBITDA(1) (2)	$(9,228)	$6,139	$(19,531)	$(3,625)

Eliminations
Operating income (loss)	$460	$(55)	$18	$(113)
Adjusted EBITDA	$460	$(55)	$18	$(113)

(1)                                 Includes $48 and $18,823 of sales contract buyouts for the three months ended June 30, 2017 and 2016, respectively.

(2)                                 Includes $96 and $22,754 of sales contract buyouts for the six months ended June 30, 2017 and 2016, respectively.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.  Equity-Based Compensation

Our LTIP permits awards to our employees and eligible non-employee directors, which we generally grant in the first quarter of each year.  The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards. At our 2017 annual meeting, stockholders approved an additional 1.4 million shares for issuance under the LTIP.  As of June 30, 2017, shares available for issuance under the LTIP were approximately 1.8 million shares.

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

Restricted Stock Units

We have granted restricted stock units under the LTIP to eligible employees and non-employee directors.  A summary of restricted stock unit award activity is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested units as of January 1, 2017	2,338	$4.02
Granted	780	$4.71
Forfeited	(80)	$3.65
Vested	(153)	$12.72
Non-vested units as of June 30, 2017	2,885	$3.75

As of June 30, 2017, unrecognized compensation cost related to restricted stock awards was $4.5 million, which will be recognized over a weighted-average period of 2.1 years prior to vesting.

Performance Share Units

Performance share units represent the right to receive a number of shares of common stock (or the equivalent cash value thereof) based on the achievement of targeted performance levels related to pre-established total stockholder return goals over a three-year period, and pay out may range from 0% to 200% of the targeted share number.

In most years, including 2017, the performance-based units are expected to be settled in shares of common stock and the grant date fair value of the awards is calculated using a Monte Carlo simulation and amortized over the performance period.  The 2016 grants are currently expected to be settled in cash upon any vesting in 2019, and therefore, are accounted for as a liability and marked to market on a quarterly basis.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant date fair values of the performance share units granted during the six months ended June 30, 2017 and the year ended December 31, 2016 were $5.85 and $1.95 per share, respectively. As of June 30, 2017, $11.9 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of performance share units granted, is expected to be recognized over a weighted-average vesting period of 2.0 years.

A summary of performance share unit award activity is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested units as of January 1, 2017	2,958	$4.63
Granted	1,012	$5.85
Forfeited	(89)	$3.87
Canceled	(78)	$25.63
Vested	(82)	$25.63
Non-vested units as of June 30, 2017	3,721	$4.08

The assumptions used to estimate the fair value of the performance-based share units granted on March 3, 2017 are as follows:

Risk-free interest rate	1.5%
Expected volatility	76.3%
Term	2.8 years
Fair value (per share)	$5.85

20.  Supplemental Guarantor/Non-Guarantor Financial Information

In accordance with the indentures governing the senior notes outstanding as of June 30, 2017, CPE Inc. and certain of our 100% owned U.S. subsidiaries (the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed the senior notes on a joint and several basis.  These guarantees of either series of senior notes are subject to release in the following customary circumstances:

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•                  the release, other than the discharge through payment by the Guarantor Subsidiary, of all other guarantees by such Restricted Subsidiary of Debt (as defined in the applicable indenture) of either issuer of the senior notes or the debt of another Guarantor Subsidiary under the Credit Agreement; or

•                  in the case of the indenture for the 12% Second Lien Senior Notes due 2021, as set forth in the First Lien/Second Lien Intercreditor Agreement, dated October 17, 2016, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., PNC Bank, National Association, as Senior Representative for the First Lien Credit Agreement Secured Parties and Wilmington Trust, National Association, as the Second Priority Representative for the Second Lien Indenture Secured Parties.

The following historical financial statement information is provided for CPE Inc. and the Guarantor/Non-Guarantor Subsidiaries:

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(in thousands)

	Three Months Ended June 30, 2017
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$1,842	$—	$229,201	$—	$(1,842)	229,201
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	—	8	194,359	3	—	194,370
Depreciation and depletion	—	188	19,061	—	—	19,249
Accretion	—	—	1,846	—	—	1,846
(Gain) loss on derivative financial instruments	—	—	1,595	—	—	1,595
Selling, general and administrative expenses	—	11,407	—	—	(1,842)	9,565
Other operating costs	—	(17)	109	—	—	92
Total costs and expenses	—	11,586	216,970	3	(1,842)	226,717
Operating income (loss)	1,842	(11,586)	12,231	(3)	—	2,484
Other income (expense)
Interest income	—	118	—	—	—	118
Interest expense	(7)	(9,518)	(134)	(207)	—	(9,866)
Other, net	—	(69)	(138)	69	—	(138)
Total other income (expense)	(7)	(9,469)	(272)	(138)	—	(9,886)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	1,835	(21,055)	11,959	(141)	—	(7,402)
Income tax benefit (expense)	149	—	—	—	—	149
Income (loss) from unconsolidated affiliates, net of tax	—	6	299	—	—	305
Income (loss) from consolidated affiliates, net of tax	(8,932)	12,117	(140)	—	(3,045)	—
Net income (loss)	(6,948)	(8,932)	12,118	(141)	(3,045)	(6,948)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	(1,821)	(1,821)	(1,821)	—	3,642	(1,821)
Income tax on postretirement medical plan and pension changes	—	—	—	—	—	—
Other comprehensive income (loss)	(1,821)	(1,821)	(1,821)	—	3,642	(1,821)
Total comprehensive income (loss)	$(8,769)	$(10,753)	$10,297	$(141)	$597	$(8,769)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(in thousands)

	Three Months Ended June 30, 2016
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$1,998	$—	$174,188	$—	$(1,998)	174,188
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	—	77	140,539	—	—	140,616
Depreciation and depletion	—	343	(19,854)	—	1	(19,510)
Accretion	—	—	1,994	—	—	1,994
(Gain) loss on derivative financial instruments	—	—	(8,286)	—	—	(8,286)
Selling, general and administrative expenses	—	15,249	—	—	(1,998)	13,251
Impairments	—	66	(32)	—	—	34
Other operating costs	—	—	169	—	—	169
Total costs and expenses	—	15,735	114,530	—	(1,997)	128,268
Operating income (loss)	1,998	(15,735)	59,658	—	(1)	45,920
Other income (expense)
Interest income	2	31	—	—	—	33
Interest expense	(17)	(11,007)	(176)	(86)	—	(11,286)
Other, net	—	(66)	(206)	66	—	(206)
Total other income (expense)	(15)	(11,042)	(382)	(20)	—	(11,459)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	1,983	(26,777)	59,276	(20)	(1)	34,461
Income tax benefit (expense)	185	—	973	—	—	1,158
Income (loss) from unconsolidated affiliates, net of tax	—	6	(336)	—	—	(330)
Income (loss) from consolidated affiliates, net of tax	33,121	59,893	(20)	—	(92,994)	—
Net income (loss)	35,289	33,122	59,893	(20)	(92,995)	35,289
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	(1,871)	(1,871)	(1,871)	—	3,742	(1,871)
Postretirement medical plan change	42,851	42,851	42,851	—	(85,702)	42,851
Income tax on postretirement medical plan and pension changes	(974)	(974)	(974)	—	1,948	(974)
Other comprehensive income (loss)	40,006	40,006	40,006	—	(80,012)	40,006
Total comprehensive income (loss)	$75,295	$73,128	$99,899	$(20)	$(173,007)	$75,295

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(in thousands)

	Six Months Ended June 30, 2017
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$3,649	$—	$424,930	$—	$(3,649)	424,930
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	—	8	363,298	3	—	363,309
Depreciation and depletion	—	380	37,514	—	—	37,894
Accretion	—	—	3,667	—	—	3,667
(Gain) loss on derivative financial instruments	—	—	3,939	—	—	3,939
Selling, general and administrative expenses	—	23,928	—	—	(3,649)	20,279
Other operating costs	—	23	287	—	—	310
Total costs and expenses	—	24,339	408,705	3	(3,649)	429,398
Operating income (loss)	3,649	(24,339)	16,225	(3)	—	(4,468)
Other income (expense)
Interest income	1	156	—	—	—	157
Interest expense	(48)	(22,066)	(268)	(396)	—	(22,778)
Other, net	—	(129)	(448)	129	—	(448)
Total other income (expense)	(47)	(22,039)	(716)	(267)	—	(23,069)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	3,602	(46,378)	15,509	(270)	—	(27,537)
Income tax benefit (expense)	(151)	—	—	—	—	(151)
Income (loss) from unconsolidated affiliates, net of tax	—	8	624	—	—	632
Income (loss) from consolidated affiliates, net of tax	(30,507)	15,862	(270)	—	14,915	—
Net income (loss)	(27,056)	(30,508)	15,863	(270)	14,915	(27,056)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	(3,642)	(3,642)	(3,642)	—	7,284	(3,642)
Income tax on postretirement medical plan and pension changes	—	—	—	—	—	—
Other comprehensive income (loss)	(3,642)	(3,642)	(3,642)	—	7,284	(3,642)
Total comprehensive income (loss)	$(30,698)	$(34,150)	$12,221	$(270)	$22,199	$(30,698)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(in thousands)

	Six Months Ended June 30, 2016
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4,143	$—	$355,437	$—	$(4,143)	355,437
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	—	98	305,552	—	—	305,650
Depreciation and depletion	—	663	(1,071)	—	—	(408)
Accretion	—	—	4,576	—	—	4,576
(Gain) loss on derivative financial instruments	—	—	(6,325)	—	—	(6,325)
Selling, general and administrative expenses	—	31,169	—	—	(4,143)	27,026
Impairments	—	2,048	2,139	—	—	4,187
Other operating costs	—	—	456	—	—	456
Total costs and expenses	—	33,978	305,327	—	(4,143)	335,162
Operating income (loss)	4,143	(33,978)	50,110	—	—	20,275
Other income (expense)
Interest income	2	69	—	—	(1)	70
Interest expense	(223)	(21,798)	(145)	(172)	—	(22,338)
Other, net	—	(84)	(595)	84	—	(595)
Total other income (expense)	(221)	(21,813)	(740)	(88)	(1)	(22,863)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	3,922	(55,791)	49,370	(88)	(1)	(2,588)
Income tax benefit (expense)	635	—	1,944	—	1	2,580
Income (loss) from unconsolidated affiliates, net of tax	—	9	(1,087)	—	—	(1,078)
Income (loss) from consolidated affiliates, net of tax	(5,643)	50,139	(88)	—	(44,408)	—
Net income (loss)	(1,086)	(5,643)	50,139	(88)	(44,408)	(1,086)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	(1,510)	(1,510)	(1,510)	—	3,020	(1,510)
Postretirement medical plan changes	42,851	42,851	42,851	—	(85,702)	42,851
Income tax on postretirement medical plan and pension changes	(1,944)	(1,944)	(1,944)	—	3,888	(1,944)
Other comprehensive income (loss)	39,397	39,397	39,397	—	(78,794)	39,397
Total comprehensive income (loss)	$38,311	$33,754	$89,536	$(88)	$(123,202)	$38,311

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	June 30, 2017
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$80,395	$141	$—	$—	$80,536
Accounts receivable	—	—	15,707	33,335	—	49,042
Due from related parties	—	63,608	549	—	(63,679)	478
Inventories, net	—	79	69,943	—	—	70,022
Income tax receivable	1,516	—	—	—	—	1,516
Other prepaid and deferred charges	687	—	32,751	—	—	33,438
Other assets	(1)	—	803	—	—	802
Total current assets	2,202	144,082	119,894	33,335	(63,679)	235,834
Noncurrent assets
Property, plant and equipment, net	—	3,339	1,404,741	—	—	1,408,080
Goodwill	—	—	2,280	—	—	2,280
Other assets	994,161	1,262,565	44,610	424	(2,258,028)	43,732
Total assets	$996,363	$1,409,986	$1,571,525	$33,759	$(2,321,707)	$1,689,926

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$—	$199	$32,675	$51	$—	$32,925
Royalties and production taxes	—	—	57,335	—	—	57,335
Accrued expenses	1,504	6,236	23,635	—	—	31,375
Due to related parties	1,062	71	36,991	25,555	(63,679)	—
Other liabilities	—	—	2,552	—	—	2,552
Total current liabilities	2,566	6,506	153,188	25,606	(63,679)	124,187
Noncurrent liabilities
Senior notes	—	409,368	—	—	—	409,368
Asset retirement obligations, net of current portion	—	—	107,891	—	—	107,891
Accumulated postretirement medical benefit obligation, net of current portion	—	—	23,701	—	—	23,701
Royalties and production taxes	—	—	20,995	—	—	20,995
Other liabilities	5,289	—	9,987	—	—	15,276
Total liabilities	7,855	415,874	315,762	25,606	(63,679)	701,418
Commitments and Contingencies (Note 13)
Total equity	988,508	994,112	1,255,763	8,153	(2,258,028)	988,508
Total liabilities and equity	$996,363	$1,409,986	$1,571,525	$33,759	$(2,321,707)	$1,689,926

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Six Months Ended June 30, 2017
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$1,608	$10,533	$406	$—	$12,547

Investing activities
Purchases of property, plant and equipment	—	(835)	(7,061)	—	—	(7,896)
Investment in development projects	—	—	(2,110)	—	—	(2,110)
Other	—	—	33	—	—	33
Net cash provided by (used in) investing activities	—	(835)	(9,138)	—	—	(9,973)

Financing activities
Repayment of senior notes	—	(62,094)	—	—	—	(62,094)
Payment of debt refinancing costs	—	—	—	(406)	—	(406)
Payment amortized to deferred gain	—	(6,294)	—	—	—	(6,294)
Proceeds from issuance of common stock	—	68,850	—	—	—	68,850
Cash paid for equity offering	—	(4,490)	—	—	—	(4,490)
Other	—	(23)	(1,289)	—	—	(1,312)
Net cash provided by (used in) financing activities	—	(4,051)	(1,289)	(406)	—	(5,746)

Net increase (decrease) in cash and cash equivalents	—	(3,278)	106	—	—	(3,172)
Cash and cash equivalents at beginning of period	—	83,673	35	—	—	83,708
Cash and cash equivalents at the end of period	$—	$80,395	$141	$—	$—	$80,536

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words.  You should read statements that contain these words carefully because they discuss our current plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters.  While we believe that these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate.  Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions, divestitures, or other transactions.  The factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 Form 10-K”), as well as any other cautionary language in this report, describe the known material risks, uncertainties, and events that may cause our actual results to differ materially and adversely from the expectations we describe in our forward-looking statements.  Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them.  You are cautioned not to place undue reliance on the forward-looking statements contained herein.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.  The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

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

•                  our ability to offset declining U.S. demand for coal and achieve longer term growth in our business through our logistics revenue and export sales, including the significant impact of Chinese and Indian thermal coal import demand and production levels from other countries and basins on overall seaborne coal prices;

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

Equity Offering and 2019 Notes Redemption

On February 28, 2017, we issued 13.5 million shares of common stock through a registered underwritten public offering and received proceeds, net of underwriting discounts and commissions, of $64.7 million. We used the net proceeds from the offering to fund the full redemption of our outstanding 8.50% Senior Notes due 2019 (the “2019 Notes”).  On March 31, 2017, we redeemed the 2019 Notes at a total cost of $64.5 million, reflecting a redemption price of 101.417% of the principal amount of $62.1 million, or $63.0 million, plus accrued and unpaid interest of $1.5 million.

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

The price at which we sell our coal is a function of the demand for coal relative to the supply.  We typically seek to enter into multi-year contracts with our customers, which helps mitigate the risks associated with any short-term imbalance in supply and demand.  We have historically entered each year with expected production effectively fully sold.  This strategy helped us run our mines at predictable production rates, which improves control of operating costs.  In recent years, our business has become more variable and less predictable because utilities are adjusting their purchasing pattern based on natural gas prices, weather, and other factors.

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

We have entered into WTI derivative financial instruments to hedge our diesel fuel costs.

Current Considerations

Owned and Operated Mines Segment

Mine shipments to domestic customers for the second quarter of 2017 were 13.0 million tons, as compared to 13.5 million tons shipped to domestic customers in the first quarter of 2017.  Typically, the second quarter is the slowest of the year by a larger margin as customers take units offline for planned maintenance before the summer cooling season increases demand.  With natural gas prices around $3.00 per MMBtu during 2017, utilities have maintained their consumption of PRB coal.  The latest data from the U.S. Energy Information Administration shows that natural gas inventories have declined by 9%, compared to 2016 levels.  Energy Ventures Analysis estimates there were 78 million tons of PRB coal inventories at utilities at the end of June 2017, a decline of 13 million tons from second quarter 2016 levels.  The slow start to summer prevented PRB stockpiles from declining further.  Full year shipments will now largely depend on the level of summer cooling demand, natural gas prices, and associated coal burn.  These factors will dictate the level of third quarter coal buying and shipments utilities require in preparation for winter.  If the summer is mild, it is possible that there will be few new purchases for delivery in 2017.  This would result in our first and second half domestic shipments being relatively equal, which would be unusual.

Logistics and Related Activities Segment

International thermal coal prices softened during the second quarter of 2017 with import demand growth led by China, South Korea, and southeast Asia countries.  China has led the growth in imports of thermal coal (includes bituminous, sub-bituminous and lignite) increasing 20 million tonnes or 37% over the first six months of 2016.  Year to date, Chinese domestic production rebounded during the second quarter of 2017 with an increase of almost 60 million tonnes or 4% from a relatively flat first quarter of 2017.  China’s strong domestic production and imports were driven by a year to date increase in electric generation of over 7%, which was mostly supplied by coal-fired generation.  In South Korea, the commissioning of several new coal-fired units in 2016 increased imports of thermal coal by over 7 million tonnes, or 20%, through May 2017.  During the quarter, no new additional export sales were booked as we managed and adjusted shipment volumes to be delivered in the second and third quarters due to the slower than planned rail ramp up.  Industry benchmark pricing for export tons softened but remained within an economic range during the second quarter of 2017 on very few trades.  Activity has recently increased and international coal prices have firmed as Asian utilities have begun making purchases for the second half of the year.

Potential for Asset Impairments

The carrying value of our mineral properties, equipment, and other long-lived assets are sensitive to declines in domestic and international coal prices. The cash flow model that we use to assess impairment includes numerous assumptions, such as our current estimates of forecast coal production, market outlook on forward commodity prices, operating and development costs, and discount rates.  The actual amount of impairment incurred, if any, for our properties will depend on a variety of factors including, but not limited to, subsequent forward price curve changes, the additional risk-adjusted value of proven and probable reserves, weighted-average cost of capital, operating cost estimates, future capital expenditure estimates, and adverse regulatory changes.

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

In August 2015, the EPA issued its final Clean Power Plan (“CPP”) rules that establish carbon pollution standards for power plants, called CO2 emission performance rates.  The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP.  The EPA has given states the option to develop compliance plans for annual rate-based reductions (pounds per megawatt hour) or mass-based tonnage limits for CO2.  The EPA also proposed a federal compliance plan to implement the CPP in the event that an approvable state plan is not submitted to the EPA.  Judicial challenges have been filed.  On February 9, 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP before the United States Court of Appeals for the District of Columbia (“Circuit Court”) issued a final decision.  By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court if any certiorari petition is granted.  The stay suspends the rule, including the requirement that states submit their initial plans by September 2016.  The Supreme Court’s stay applies only to EPA’s regulations for CO2 emissions from existing power plants and will not affect EPA’s standards for new power plants.  On March 28, 2017, the current administration issued an executive order directing the EPA to review the CPP.  On the same day, the EPA filed a motion in the Circuit Court requesting that the Circuit Court hold the case in abeyance while the EPA conducts the review of the CPP.  The Circuit Court granted the motion and ordered the parties to file a supplemental briefing regarding whether to remand the case to the EPA.  It is not yet clear what changes, if any, will result from the EPA’s review, or how either the Circuit Court or the Supreme Court will rule on the legality of the CPP.  If the rules survive EPA’s review, are upheld at the conclusion of this appellate process, and are implemented in their current form, then demand for coal will likely be further decreased, potentially significantly, and adversely impact our business.

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

Federal and state laws require us to obtain surety bonds or post letters of credit to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs.  As part of the regulatory review process mandated under the March 28, 2017 executive order, these bonding requirements may be altered.  At present we cannot predict the impact of any such changes.  We previously used self-bonding to secure performance of certain obligations in Wyoming.  In January 2017, we received approval to remove the final $10 million of self-bonding that existed as of December 31, 2016 and exited self-bonding during the first quarter of 2017.  We have also reallocated our surety underwriters to position the portfolio to those that we believe are supportive of the coal industry.  As of June 30, 2017, we have $435.4 million of reclamation and lease bonds with these underwriters backed by collateral of approximately 12%, or $50.6 million, in the form of letters of credit under our Credit Agreement and A/R Securitization Program (each, as defined below).

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Summary

The following table summarizes key results (in millions, except per share amounts and percentages):

	Three Months Ended
	June 30,		Change
	2017	2016	Amount	Percent
Total tons sold	14.4	11.9	2.5	21.0
Total revenue	$229.2	$174.2	$55.0	31.6
Net income (loss)	$(6.9)	$35.3	$(42.2)	(119.5)
Diluted EPS	$(0.09)	$0.57	$(0.66)	(115.8)
Adjusted EBITDA (1)	$29.6	$19.3	$10.3	53.4

(1)                                 EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by U.S. GAAP. A quantitative reconciliation of net income (loss) to Adjusted EBITDA is found in “Non-GAAP Financial Measures” below.

Results of Operations

Revenue

The following table presents Revenue and tons sold (in millions, except per ton amounts and percentages):

	Three Months Ended
	June 30,		Change
	2017	2016	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$12.25	$12.60	$(0.35)	(2.8)
Tons sold	14.3	11.8	2.5	21.2
Coal revenue	$175.6	$149.0	$26.6	17.9
Other revenue	$3.1	$3.1	$—	—
Logistics and Related Activities
Total tons delivered	1.3	0.1	1.2	*
Asian export tons	1.3	—	1.3	—
Revenue	$66.0	$3.2	$62.8	*
Other
Revenue	$1.1	$19.7	$(18.6)	(94.4)
Eliminations of Intersegment Sales
Revenue	$(16.6)	$(0.8)	$(15.8)	*
Total Consolidated
Revenue	$229.2	$174.2	$55.0	31.6

*                                         Not meaningful

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 (in millions):

Three months ended June 30, 2016	$149.0
Changes associated with volumes	31.5
Changes associated with prices	(4.9)
Three months ended June 30, 2017	$175.6

Revenue increased for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to additional tons sold.  Volumes increased due to an increase in natural gas prices and slightly lower customer stockpiles.  Realized prices for the three months ended June 30, 2017 decreased revenue compared to the same period in 2016 as higher priced contracts from prior years expired and were replaced with lower priced contracts consistent with the current pricing environment.

Logistics and Related Activities Segment

Revenue increased for the three months ended June 30, 2017 compared to the same period in 2016 due to seaborne thermal coal prices rising rapidly in late 2016 allowing us to resume export sales.  We shipped nine vessels during the three months ended June 30, 2017.  We had no export sales in the three months ended June 30, 2016.

Other

Revenue for Other decreased for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to $18.8 million fewer contract buyouts of customer coal contracts as customers took their contracted volumes during 2017.

Cost of Product Sold

The following table presents Cost of product sold (in millions, except per ton amounts and percentages):

	Three Months Ended
	June 30,		Change
	2017	2016	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$9.72	$10.50	$(0.78)	(7.4)
Cost of product sold (produced coal)	139.2	124.2	15.0	12.1
Other cost of product sold	1.6	4.8	(3.2)	(66.7)
Logistics and Related Activities
Cost of product sold	69.4	11.5	57.9	*
Other
Cost of product sold	1.1	0.9	0.2	22.2
Eliminations of Intersegment Sales
Cost of product sold	(16.9)	(0.8)	(16.1)	*
Total Consolidated
Cost of product sold	$194.4	$140.6	$53.8	38.3

*                                         Not meaningful

Owned and Operated Mines Segment

Cost of product sold increased in the three months ended June 30, 2017 as compared to the same period in 2016 primarily due the increase in tons sold, which increased production taxes and royalties.  We also saw increases in fuel and lube costs due to higher equipment hours.  The average cost per ton sold decreased primarily due to higher production.

Logistics and Related Activities Segment

Cost of product sold increased in the three months ended June 30, 2017 as compared to the same period in 2016 due to our decision to resume export sales.  Higher than expected demurrage costs were incurred due to rail delays and port congestion.  We shipped nine vessels during the three months ended June 30, 2017.  We had no export sales in the three months ended June 30, 2016.

Other

Cost of product sold increased in the three months ended June 30, 2017 due to a slight increase in our broker activity as compared to the same period in 2016.

Operating Income (Loss)

The following table presents Operating income (loss) (in millions, except for percentages):

	Three Months Ended
	June 30,		Change
	2017	2016	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$15.3	$49.2	$(33.9)	(68.9)
Logistics and Related Activities
Operating income (loss)	(3.4)	(8.2)	4.8	58.5
Other
Operating income (loss)	(9.9)	5.1	(15.0)	*
Eliminations of Intersegment Sales
Operating income (loss)	0.5	(0.1)	0.6	*
Total Consolidated
Operating income (loss)	$2.5	$45.9	$(43.4)	(94.6)

*                                         Not meaningful

Owned and Operated Mines Segment

Operating income decreased in the three months ended June 30, 2017 as compared to the same period in 2016 primarily due to a decrease in the ARO liability at all three mine sites in the prior year, resulting in a decrease to Depreciation and depletion of $38.9 million.  In addition, cost of product sold increased $11.8 million as explained above.  Finally, we recognized mark-to-market losses on our WTI derivative financial instruments of $1.6 million in the three months ended June 30, 2017 compared to gains of $8.3 million for the same period in 2016.  These decreases to operating income were partially offset by the $26.6 million increase to revenue as explained above.

Logistics and Related Activities Segment

There were no factors other than those previously discussed for revenue and cost of product sold that influenced the operating loss which decreased in the three months ended June 30, 2017 as compared to the same period in 2016.

Other

Operating loss increased during the three months ended June 30, 2017 as compared to the same period in 2016 primarily due to the factors already discussed related to revenue and cost of product sold.  Partially offsetting the decrease in revenue was a $3.7 million decrease in Selling, general and administrative expenses (“SG&A”) that was primarily related to lower labor, benefit, and stock based compensation costs.

Other Income (Expense)

The following table presents Other income (expense) (in millions, except for percentages):

	Three Months Ended
	June 30,		Change
	2017	2016	Amount	Percent
Other income (expense)	$(9.9)	$(11.5)	$1.6	13.9

Other expense decreased for the three months ended June 30, 2017 as compared to the same period in 2016 primarily due to a decrease in interest expense related to the early retirement of the 2019 Notes, and the reduction in principal on our 6.375% Senior Notes due 2024.  The decrease was partially offset by an increase in interest expense related to the new 12.00% Second Lien Senior Notes due 2021 (the “2021 Notes”), and increased interest related to undrawn letters of credit.

Income Tax Provision

As of June 30, 2017 and December 31, 2016, we had deferred tax assets principally arising from: AROs, alternative minimum tax credits, postretirement benefits, contract rights, and net operating loss carry-forwards.  As management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established as of June 30, 2017 and December 31, 2016.

Our statutory income tax rate including state income taxes, for the three months ended June 30, 2017 and 2016, was approximately 37%.  Our effective tax rate for the three months ended June 30, 2017 and 2016 was 2.0% and (3.4)%, respectively.  The difference between our statutory income tax rate and our effective income tax rate for the three months ended June 30, 2017 is primarily the result of the impact of percentage depletion, income tax in the states in which we do business and changes in our valuation allowance. In addition to the items just described, the difference between our statutory income tax rate and our effective income tax rate for the three months ended June 30, 2016 is the result of the impact of out of period adjustments.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Summary

The following table summarizes key results (in millions, except per share amounts):

	Six Months Ended
	June 30,		Change
	2017	2016	Amount	Percent
Total tons sold	28.5	24.9	3.6	14.5
Total revenue	$424.9	$355.4	$69.5	19.6
Net income (loss)	$(27.1)	$(1.1)	$(26.0)	*
Diluted EPS	$(0.38)	$(0.02)	$(0.36)	*
Adjusted EBITDA (1)	$50.0	$18.0	$32.0	177.8

*              Not meaningful

(1)                                 EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by U.S. GAAP. A quantitative reconciliation of net income (loss) to Adjusted EBITDA is found in “Non-GAAP Financial Measures” below.

Results of Operations

Revenue

The following table presents Revenue and tons sold (in millions, except per ton amounts and percentages):

	Six Months Ended
	June 30,		Change
	2017	2016	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$12.18	$12.62	$(0.44)	(3.5)
Tons sold	28.4	24.8	3.6	14.5

Coal revenue	$345.3	$312.9	$32.4	10.4
Other revenue	$6.9	$6.4	$0.5	7.8
Logistics and Related Activities
Total tons delivered	1.9	0.4	1.5	*
Asian export tons	1.8	0.2	1.6	*

Revenue	$94.2	$17.2	$77.0	*
Other
Revenue	$2.4	$23.6	$(21.2)	(89.8)
Eliminations of Intersegment Sales
Revenue	$(23.9)	$(4.7)	$(19.2)	*
Total Consolidated
Revenue	$424.9	$355.4	$69.5	19.6

*            Not meaningful.

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 (in millions):

Six months ended June 30, 2016	$312.9
Changes associated with volumes	45.0
Changes associated with prices	(12.6)
Six months ended June 30, 2017	$345.3

Revenue increased for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to additional tons sold.  Volumes increased as a result of higher natural gas prices and slightly lower customer stockpiles.  Realized prices for the six months ended June 30, 2017 decreased compared to the same period in 2016 as higher priced contracts from prior years expired and were replaced with lower priced contracts consistent with the current pricing environment.

Logistics and Related Activities Segment

Revenue increased for the six months ended June 30, 2017 compared to the same period in 2016 due to higher international shipments as a result of the recovery in international pricing for seaborne thermal coal, which allowed us to begin export shipments during the fourth quarter of 2016.  We shipped 14 vessels and a total of 1.8 million tons internationally in the first half of 2017 compared to 0.2 million tons on three vessels in the first half of 2016.

Other

Revenue for Other decreased for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to fewer contract buyouts of customer coal contracts and lower broker revenue.  Contract buyouts were $22.8 million in 2016 compared to $0.1 million in 2017 as customers took their contracted volumes during 2017.

Cost of Product Sold

The following table presents Cost of product sold (in millions, except per ton amounts and percentages):

	Six Months Ended
	June 30,		Change
	2017	2016	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$9.75	$10.84	$(1.09)	(10.1)

Cost of product sold (produced coal)	$276.4	$268.7	$7.7	2.9
Other cost of product sold	3.5	7.3	(3.8)	(52.1)
Logistics and Related Activities
Cost of product sold	105.1	33.3	71.8	*
Other
Cost of product sold	2.3	0.9	1.4	155.6
Eliminations of Intersegment Sales
Cost of product sold	(24.0)	(4.5)	(19.5)	*
Total Consolidated
Cost of product sold	$363.3	$305.7	$57.6	18.8

*            Not meaningful.

Owned and Operated Mines Segment

Cost of product sold increased in the six months ended June 30, 2017 as compared to the same period in 2016 primarily due the increase in tons sold, which increased production taxes and royalties.  This increase was partially offset by decreases in repairs and maintenance, postretirement medical, and labor.  Repairs and maintenance decreased as a result of condition monitoring, and in-house repairs completed at our rebuild center.  Postretirement medical costs decreased due to a change in the plan communicated April 1, 2016.  Labor decreased due to a decrease in our headcount from the prior year.  The average cost per ton sold decreased primarily due to the higher production.

Logistics and Related Activities Segment

Cost of product sold increased in the six months ended June 30, 2017 as compared to the same period in 2016 due to our decision to resume export sales.  We entered into amended transportation agreements with Westshore and BNSF in the fourth quarter of 2015 to reduce our committed volumes to zero in exchange for upfront payments and quarterly payments.  In December 2016 and February 2017, we terminated our previous transportation agreements with Westshore and BNSF, respectively, and entered into new agreements.  We incurred $71.6 million and $24.5 million in costs under our logistics agreements with Westshore and BNSF, including amortization of $19.0 million and $16.3 million, during the six months ended June 30, 2017 and 2016, respectively.  See Note 7 of our Unaudited Condensed Consolidated Financial Statements in Item 1 for additional information.  During the first quarter of 2016, three vessels shipped before we suspended international shipments until the fourth quarter of 2016.  We shipped 14 vessels during the six months ended June 30, 2017.

Other

Cost of product sold increased in the six months ended June 30, 2017 due to an increase in our broker activity as compared to the same period in 2016.

Operating Income (Loss)

The following table presents Operating income (loss) (in millions, except for percentages):

	Six Months Ended
	June 30,		Change
	2017	2016	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$27.2	$43.7	$(16.5)	(37.8)
Logistics and Related Activities
Operating income (loss)	(10.9)	(16.1)	5.2	32.3
Other
Operating income (loss)	(20.8)	(7.3)	(13.5)	(184.9)
Eliminations of Intersegment Sales
Operating income (loss)	—	(0.1)	0.1	100.0
Total Consolidated
Operating income (loss)	$(4.5)	$20.3	$(24.8)	(122.2)

Owned and Operated Mines Segment

Operating income decreased in the six months ended June 30, 2017 as compared to the same period in 2016 primarily due to a decrease in the ARO liability at all three mine sites in the prior year, resulting in a $38.6 million variance in Depreciation and depletion.  We recognized mark-to-market losses on our WTI derivative financial instruments of $3.9 million in the six months ended June 30, 2017 compared to gains of $6.3 million for the same period in 2016.  As previously discussed above, cost of product sold increased $3.9 million.  Partially offsetting the decreases was the $32.9 million increase in revenue, as discussed above, as well as a $2.2 million impairment of the engineering costs related to the Overland Conveyor project at our Antelope Mine taken in the six months ended June 30, 2016.

Logistics and Related Activities Segment

There were no factors other than those previously discussed for revenue and cost of product sold that influenced the operating loss which decreased during the six months ended June 30, 2017 as compared to the same period in 2016.

Other

Operating loss increased during the six months ended June 30, 2017 as compared to the same period in 2016 primarily due to the factors already discussed related to revenue and cost of product sold.  Partially offsetting the decrease in revenue was a $6.7 million decrease in SG&A costs that was primarily related to lower benefit and stock based compensation costs.  Finally, there was a $2.0 million impairment of a shovel recorded in the six months ended June 30, 2016.

Other Income (Expense)

The following table presents Other income (expense) (in millions, except for percentages):

	Six Months Ended
	June 30,		Change
	2017	2016	Amount	Percent
Other income (expense)	$(23.1)	$(22.9)	$(0.2)	(0.9)

Other expense for the six months ended June 30, 2017 as compared to the same period in 2016 remained similar as slightly higher interest expense was partially offset by higher non-operating income.

Income Tax Provision

Our statutory income tax rate, including state income taxes for the six months ended June 30, 2017 and 2016, was approximately 37%.  Our effective tax rate for the six months ended June 30, 2017 and 2016 was (0.5)% and 99.7%, respectively.  The difference between our statutory income tax rate and our effective income tax rate for the six months ended June 30, 2017 is primarily the result of the impact of percentage depletion, income tax in the states in which we do business, and changes in our valuation allowance.  In addition to the items just described, the difference between our statutory income tax rate and our effective income tax rate for the for the six months ended June 30, 2016 is the result of the impact of out of period adjustments, and intraperiod tax allocation required as result of the adjustments to AROs and the retiree medical plan, while incurring a loss during the period.

Liquidity and Capital Resources

	June 30,	December 31,
	2017	2016
	(in millions)
Cash and cash equivalents	$80.5	$83.7

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

Cash balances depend on a number of factors, such as the volume of coal sold by our Owned and Operated Mines segment; the price for which we sell our coal; the costs of mining, including labor, repairs and maintenance, fuel and explosives; capital expenditures to acquire property, plant and equipment; the volume of deliveries coordinated by our Logistics and Related Activities segment to customer contracted destinations; the revenue we receive for our logistics services; demurrage and any take-or-pay charges; the results of our derivative financial instruments; coal-fired electricity demand, regulatory changes and energy policies impacting our business; and other risks and uncertainties, including those risk factors discussed in Item 1A in our 2016 Form 10-K.  Industry conditions have resulted in increased credit pressures on the coal industry.  Any credit demands by third parties or refusals by banks, surety bond providers, investors or others to extend, renew or refinance credit on commercially reasonable terms may adversely impact our business, financial condition, results of operations, cash flows and liquidity.

Capital expenditures are necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and to add new equipment as necessary.  Cash payments for capital expenditures (excluding capitalized interest) for the six months ended June 30, 2017 and 2016 were $7.9 million and $12.1 million, respectively. Our anticipated capital expenditures are expected to be between $20 million and $25 million in 2017, which we plan to fund through cash generated by our operations.

Overview of Cash Transactions

We started 2017 with $83.7 million of unrestricted cash and cash equivalents.  After cash provided by our operating activities, we concluded the six months ended June 30, 2017 with cash and cash equivalents of $80.5 million.  The following table represents cash flows (in millions, except percentages):

	Six Months Ended
	June 30,		Change
	2017	2016	Amount	Percent
Beginning balance - cash and cash equivalents	$83.7	$89.3
Net cash provided by (used in) operating activities	12.5	(12.2)	$24.7	*
Net cash provided by (used in) investing activities	(10.0)	(11.6)	$1.6	13.8
Net cash provided by (used in) financing activities	(5.7)	(1.3)	$(4.4)	*
Ending balance - cash and cash equivalents	$80.5	$64.1

*                                         Not meaningful

Net cash provided by operating activities increased for the six months ended June 30, 2017 as compared to the same period in 2016 primarily due to an increase in Net income (loss) adjusted for non-cash items of $19.6 million.  In addition, working capital increased $3.7 million.

The decrease in cash used in investing activities for the six months ended June 30, 2017 as compared to the same period in 2016 was primarily related to a decrease in capital expenditures of $4.2 million partially offset by recoveries from equipment loss in 2016 of $2.8 million.

The increase in cash used in financing activities for the six months ended June 30, 2017 as compared to the same period in 2016 was primarily due to the redemption of our outstanding 2019 Notes and the principal payment on the 2021 Notes of $6.3 million related to the deferred gain, partially offset by the cash proceeds from the issuance of 13.5 million shares of common stock.

Equity Offering and 2019 Notes Redemption

On February 28, 2017, we issued 13.5 million shares of common stock through a registered underwritten public offering and received proceeds, net of underwriting discounts and commissions, of $64.7 million. We used the net proceeds from the offering to fund the full redemption of our outstanding 2019 Notes.  On March 31, 2017, we redeemed the 2019 Notes at a total cost of $64.5 million, reflecting a redemption price of 101.417% of the principal amount of $62.1 million, or $63.0 million, plus accrued and unpaid interest of $1.5 million.  In addition, we wrote off $0.7 million in deferred financing costs and original issue discount as of the redemption date.  The primary purpose of the redemption of the 2019 Notes was to reduce outstanding long-term debt and extend our nearest term maturity date to 2021.

Credit Agreement

On February 21, 2014, Cloud Peak Energy Resources LLC entered into a five year Credit Agreement with PNC Bank, National Association, as administrative agent, and a syndicate of lenders, which was amended on September 5, 2014 and September 9, 2016 (as amended, the “Credit Agreement”).  The Credit Agreement provides us with a senior secured revolving credit facility with a capacity of up to $400 million that can be used to borrow funds or obtain letters of credit.  The borrowing capacity under the Credit Agreement is reduced by the undrawn face amount of letters of credit issued and outstanding, which may be up to $250 million at any time. As of June 30, 2017, we had no borrowings and the undrawn face amount of letters of credit outstanding under the Credit Agreement was $42.0 million.  As of December 31, 2016, there were no borrowings or drawn letters of credit under the Credit Agreement.  We were in compliance with the covenants contained in the Credit Agreement as of June 30, 2017 and December 31, 2016.

A/R Securitization Program

On January 31, 2017, the A/R Securitization Program was amended to extend the term of the A/R Securitization Program to January 23, 2020, allow for the ability to issue letters of credit, and reduce the maximum borrowing capacity for both cash and letters of credit from $75 million to $70 million.  All other terms of the program remained substantially the same.  The borrowing capacity under the A/R Securitization Program is reduced by the undrawn face amount of letters of credit issued and outstanding.  As of June 30, 2017, we had $22.9 million of borrowing capacity under the A/R Securitization Program, of which $14.3 million was available.  The undrawn face amount of letters of credit outstanding under the A/R Securitization Program was $8.6 million as of June 30, 2017.  There were no borrowings outstanding under the A/R Securitization Program as of June 30, 2017 or December 31, 2016.

Liquidity

During the first quarter of 2017, we completed a public offering of 13.5 million additional shares of common stock and received proceeds, net of underwriting discounts and commissions, of $64.7 million.  We used these proceeds to fully redeem the 2019 Notes in the first quarter of 2017.

Our aggregate availability for borrowing under the Credit Agreement and the A/R Securitization Program was approximately $372.3 million as of June 30, 2017.  Our total liquidity, which includes cash and cash equivalents and amounts available under both our Credit Agreement and the A/R Securitization Program, was $452.8 million as of June 30, 2017.

As of June 30, 2017, the undrawn face amount of letters of credit outstanding under the Credit Agreement and A/R Securitization Program have decreased by $16.9 million from March 31, 2017, due to a decrease in the collateral required for bonding.  As of July 27, 2017, we have reduced the undrawn face amount of all letters of credit by a total of 38.9 million from March 31, 2017 and now have $28.6 million remaining in undrawn letters of credit.

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

Off-Balance Sheet Arrangements

In the normal course of business, we are party to guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds and indemnities, which are not reflected on the Unaudited Condensed Consolidated Balance Sheets.   These instruments are used to secure certain of our obligations to reclaim lands used for mining, securing coal lease obligations, and for other operating requirements.

As of June 30, 2017, we had $435.4 million of reclamation and lease bonds with these underwriters backed by collateral of approximately 12%, or $50.6 million, in the form of letters of credit under our Credit Agreement and A/R Securitization Program, a decrease of $16.9 million from March 31, 2017.  As of July 27, 2017, due to ongoing negotiations with our surety underwriters, we have reduced the undrawn letters of credit by a total of $38.9 million from March 31, 2017 and now have $28.6 million remaining in undrawn letters of credit.  The terms and conditions with the issuers of the surety bonds allow for collateral calls to mitigate their exposure.  The amount of collateral that could be required would be based on the underlying bonded assets and their risks, our credit profile, and overall market conditions.  Should further collateral for these obligations be called, this could utilize a significant portion or our existing liquidity.  In January 2017, we received approval to remove the final $10 million of self-bonding that existed as of December 31, 2016 and exited self-bonding during the first quarter of 2017.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the six months ended June 30, 2017 are not necessarily indicative of results that can be expected for future quarters or the full year.  Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K for a discussion of our critical accounting policies and estimates.

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

EBITDA represents net income (loss) before: (1) interest income (expense), net, (2) income tax provision, (3) depreciation and depletion, and (4) amortization.  Adjusted EBITDA represents EBITDA as further adjusted for accretion, which represents non-cash increases in asset retirement obligation liabilities resulting from the passage of time, and specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are:  (1) adjustments to exclude non-cash impairment charges, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid, (3) adjustments to exclude debt restructuring costs, and (4) non-cash throughput amortization expense and contract termination payments made to amend the BNSF and Westshore agreements.  We enter into certain derivative financial instruments such as put options that require the payment of premiums at contract inception.  The reduction in the premium value over time is reflected in the mark-to-market gains or losses.  Our calculation of Adjusted EBITDA does not include premiums paid for derivative financial instruments; either at contract inception, as these payments pertain to future settlement periods, or in the period of contract settlement, as the payment occurred in a preceding period.  In prior years the amortization of port and rail contract termination payments were included as part of EBITDA and Adjusted EBITDA because the cash payments approximated the amount of amortization being taken during the year.  During 2017, management determined that the non-cash portion of amortization arising from payments made in prior years as well as the amortization of contract termination payments should be adjusted out of Adjusted EBITDA because the ongoing cash payments are now significantly smaller than the overall amortization of these payments and no longer reflect the transactional results.

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

The following tables present a reconciliation of Net income (loss) to Adjusted EBITDA and consolidated Net income (loss) to consolidated Operating income (loss) and segment Operating income (loss) to segment Adjusted EBITDA (in millions):

Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$(6.9)	$35.3	$(27.1)	$(1.1)
Interest income	(0.1)	—	(0.2)	(0.1)
Interest expense	9.9	11.3	22.8	22.3
Income tax (benefit) expense	(0.1)	(1.2)	0.2	(2.6)
Depreciation and depletion	19.2	(19.5)	37.9	(0.4)
EBITDA	21.9	25.9	33.6	18.2
Accretion	1.8	2.0	3.7	4.6
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains) (1)	1.6	(8.3)	3.9	(6.3)
Inclusion of cash amounts received (paid) (2)	(0.8)	(0.3)	(1.1)	(2.6)
Total derivative financial instruments	0.8	(8.6)	2.8	(8.9)
Impairments	—	—	—	4.2
Non-cash throughput amortization expense and contract termination payments	5.1	—	9.9	—
Adjusted EBITDA	$29.6	$19.3	$50.0	$18.0

(1)                                 Fair value mark-to-market (gains) losses reflected on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(2)                                 Cash amounts received and paid reflected within operating cash flows in the Unaudited Condensed Consolidated Statements of Cash Flows.

Adjusted EBITDA by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$(6.9)	$35.3	$(27.1)	$(1.1)
Interest income	(0.1)	—	(0.2)	(0.1)
Interest expense	9.9	11.3	22.8	22.3
Other, net	0.1	0.2	0.4	0.6
Income tax expense (benefit)	(0.1)	(1.2)	0.2	(2.6)
(Income) loss from unconsolidated affiliates, net of tax	(0.3)	0.3	(0.6)	1.1
Consolidated operating income (loss)	$2.5	$45.9	$(4.5)	$20.3

Owned and Operated Mines
Operating income (loss)	$15.3	$49.2	$27.2	$43.7
Depreciation and depletion	19.1	(19.9)	37.5	(1.1)
Accretion	1.7	1.9	3.4	4.3
Derivative financial instruments:
Exclusion of fair value mark-to-market (gains) losses	1.6	(8.3)	3.9	(6.3)
Inclusion of cash amounts received (paid)	(0.8)	(2.1)	(1.1)	(6.2)
Total derivative financial instruments	0.8	(10.4)	2.8	(12.5)
Impairments	—	—	—	2.2
Other	(0.2)	(0.2)	(0.4)	(0.6)
Adjusted EBITDA	$36.7	$20.6	$70.5	$36.0

Logistics and Related Activities
Operating income (loss)	$(3.4)	$(8.2)	$(10.9)	$(16.1)
Derivative financial instruments:
Inclusion of cash amounts received (paid)	—	1.8	—	3.6
Total derivative financial instruments	—	1.8	—	3.6
Non-cash throughput amortization expense and contract termination payments	5.1	—	9.9	—
Other	(0.1)	(1.0)	0.1	(1.8)
Adjusted EBITDA	$1.6	$(7.4)	$(0.9)	$(14.3)

Other
Operating income (loss)	$(9.9)	$5.1	$(20.9)	$(7.3)
Depreciation and depletion	0.2	0.3	0.4	0.7
Accretion	0.2	0.1	0.3	0.3
Impairment	—	0.1	—	2.0
Other	0.3	0.5	0.7	0.7
Adjusted EBITDA(1) (2)	$(9.2)	$6.1	$(19.5)	$(3.6)

Eliminations
Operating income (loss)	$0.5	$(0.1)	$—	$(0.1)
Adjusted EBITDA	$0.5	$(0.1)	$—	$(0.1)

(1)                                 Includes $0 and $18.8 of sales contract buyouts for the three months ended June 30, 2017 and 2016, respectively.

(2)                                 Includes $0.1 and $22.8 of sales contract buyouts for the six months ended June 30, 2017 and 2016, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices or credit standings.  We believe our principal market risks are commodity price risk, interest rate risk, and credit risk.

Commodity Price Risk

Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations.  Market risk includes the potential for changes in the market value of our coal portfolio, which includes index sales, export pricing, and PRB derivative financial instruments.  As of July 27, 2017, we had committed to sell approximately 56.4 million tons during 2017, of which 55.9 million tons are under fixed-price contracts.

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $5.0 million over the next 12 months.  In addition, we use WTI derivative financial instruments to manage certain exposures to diesel fuel prices.  If WTI decreases by 10%, we would incur additional costs of $1.1 million.  The terms of the program are disclosed in Note 5 of our Unaudited Condensed Consolidated Financial Statements in Item 1.

Interest Rate Risk

Our Credit Agreement, certain of our capital leases, and our A/R Securitization Program are subject to adjustable interest rates.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of our 2016 Form 10-K.  We had no outstanding borrowings under our Credit Agreement or A/R Securitization Program as of June 30, 2017.  If we borrow funds under the Credit Agreement or A/R Securitization Program, we may be subject to increased sensitivity to interest rate movements.

Some of the $6.2 million of borrowings under the capital leasing program are also subject to adjustable interest rates although any change to the rate would not have a significant impact on cash flow.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to senior management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017, and has concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

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

CLOUD PEAK ENERGY INC.

	By:	/s/ HEATH A. HILL
Date: July 27, 2017		Heath A. Hill
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents
3.1

Amended and Restated Certificate of Incorporation of Cloud Peak Energy Inc. effective November 25, 2009 (incorporated by reference to Exhibit 3.1 to Cloud Peak Energy Inc.’s Annual Report on Form 10-K filed on February 14, 2014 (File No. 001-34547))

3.2

Amended and Restated Bylaws of Cloud Peak Energy Inc., effective July 28, 2016 (incorporated by reference to Exhibit 3.2 to Cloud Peak Energy Inc.’s Quarterly Report on Form 10-Q filed on July 28, 2016 (File No. 001-34547))

10.1

Cloud Peak Energy Inc. 2009 Long Term Incentive Plan, as amended and restated effective March 3, 2017 (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on March 6, 2017 (File No. 001-34547))

10.2

First Amendment to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (as amended and restated effective March 3, 2017), effective May 10, 2017 (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on May 10, 2017 (File No. 001-34547))

10.3*	Employment Agreement between Cloud Peak Energy Inc. and Amy Clemetson, dated as of June 17, 2017
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosure
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Document

* Filed or furnished herewith, as applicable