Form 10-K
period 2017-12-31
CLOUD PEAK ENERGY INC.
filed 2018-02-16
CIK 1441849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒      No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒      No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of June 30, 2017, the last business day of Cloud Peak Energy Inc.’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of Cloud Peak Energy Inc. was approximately $259 million based on the closing price of Cloud Peak Energy Inc.’s common stock as reported that day on the New York Stock Exchange of $3.53 per share.  In determining this figure, Cloud Peak Energy Inc. has assumed that all of its directors and executive officers are affiliates.  Such assumptions should not be deemed conclusive for any other purpose.

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 75,167,092 shares outstanding as of February 7, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Cloud Peak Energy Inc.’s proxy statement to be filed with the Securities and Exchange Commission in connection with Cloud Peak Energy Inc.’s 2018 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof.  Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words.  You should read statements that contain these words carefully because they discuss our current plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters.  While we believe that these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate.  Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions, divestitures, or other transactions.  The factors listed under “Risk Factors,” as well as any cautionary language in this report, describe the known material risks, uncertainties, and events that may cause our actual results to differ materially and adversely from the expectations we describe in our forward-looking statements.  Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them.  You are cautioned not to place undue reliance on the forward-looking statements contained herein.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.  The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

•                  the timing and extent of any sustained recovery of the currently depressed thermal coal industry and the impact of ongoing or further depressed industry conditions on our financial performance, liquidity, and financial covenant compliance;

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

•                  railroad, export terminal and other transportation performance, costs and availability, including the availability of sufficient and reliable rail capacity to transport PRB coal, any development of future export terminal capacity and our ability to access capacity on commercially reasonable terms;

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

•                  future development or operating costs for our development projects exceeding our expectations or other factors adversely impacting our development projects;

•                  our ability to successfully acquire coal and appropriate land access rights at economic prices and in a timely manner and our ability to effectively resolve issues with conflicting mineral development that may impact our mine plans;

•                  the impact of asset impairment charges if required as a result of challenging industry conditions or other factors, including any impairments associated with our development projects;

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

•                  the impact of required regulatory processes and approvals to lease coal and obtain, maintain, and renew permits for coal mining operations or to transport coal to domestic and foreign customers, including third-party legal challenges to regulatory approvals that are required for some or all of our current or planned mining activities;

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

•                  liquidity constraints, access to capital and credit markets and availability and costs of credit, surety bonds, letters of credit, and insurance, including risks resulting from the cost or unavailability of financing due to debt and equity capital and credit market conditions for the coal sector or in general, changes in our credit rating, our compliance with the covenants in our debt agreements, the credit pressures on our industry due to depressed conditions, or any demands for increased collateral by our surety bond providers;

•                  volatility in the price of our common stock, including the impact of any delisting of our stock from the NYSE if we fail to meet the minimum average closing price listing standard;

•                  our liquidity, results of operations, and financial condition generally, including amounts of working capital that are available;

•                  volatility in our results due to required quarterly mark-to-market accounting adjustments associated with certain historical equity compensation awards;

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

Bituminous coal.  The most common type of coal that is between subbituminous and anthracite in rank.  Bituminous coal produced from the central and eastern U.S. coalfields typically have moisture content less than 20% by weight and heating value of 10,500 to 14,000 Btus.

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

NAAQS.  National Ambient Air Quality Standards.

NEPA. National Environmental Policy Act.

NGO.  Non-governmental organization.

NOx.  Nitrogen oxides.  NOx represents both nitrogen dioxide (“NO2”) and nitrogen trioxide (“NO3”), which are gases formed in high temperature environments, such as coal combustion.  It is a harmful pollutant that contributes to acid rain and is a precursor of ozone.

Non-reserve coal deposits.  Non-reserve coal deposits are coal-bearing bodies that have been sufficiently sampled and analyzed in trenches, outcrops, drilling, and underground workings to assume continuity between sample points, and therefore warrant further exploration work.  However, this coal does not qualify as commercially viable coal reserves as prescribed by SEC standards until a final comprehensive evaluation based on unit cost per ton, recoverability, and other material factors concludes legal and economic feasibility.  Non-reserve coal deposits may be classified as such by either limited property control or geologic limitation, or both.

Northern PRB.  The area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.

NYSE.  New York Stock Exchange.

ONRR. Department of the Interior, Office of Natural Resources Revenue.

QSO.  Qualified Surface Owner.  A status attributed by the BLM to a certain class of surface owners of split estate lands, which allow the QSO to prohibit leasing of federal coal without their explicit consent.

Overburden.  Layers of earth and rock covering a coal seam.  In surface mining operations, overburden is removed prior to coal extraction.

PRB.  Powder River Basin.  Coal producing area in northeastern Wyoming and southeastern Montana.

Preparation plant.  Usually located on a mine site, although one plant may serve several mines.  A preparation plant is a facility for crushing, sizing, and washing coal to prepare it for use by a particular customer.  The washing process separates higher ash coal and may remove some of the coal’s sulfur content.

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

Reclamation.  The process of restoring land to its prior condition, productive use, or other permitted condition following mining activities.  The process commonly includes “recontouring” or reshaping the land to its approximate original appearance, restoring topsoil, and planting native grass and shrubs.  Reclamation operations are typically conducted concurrently with coal mining operations.  Both state and federal laws closely regulate reclamation.

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

UP.  Union Pacific Railroad.

U.S. GAAP.  Accounting principles generally accepted in the United States of America.

PART I

Item 1.  Business.

Overview

We are one of the largest producers of coal in the United States of America (“U.S.”) and the PRB, based on our 2017 coal sales.  We operate some of the safest mines in the coal industry.  According to the most current MSHA data, we have one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.  We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., where we own and operate three surface coal mines: the Antelope Mine, the Cordero Rojo Mine, and the Spring Creek Mine.

Our Antelope Mine and Cordero Rojo Mine are located in Wyoming and our Spring Creek Mine is located in Montana.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation.  In 2017, the coal we produced generated approximately 2% of the electricity produced in the U.S.  As of December 31, 2017, we controlled approximately 1.0 billion tons of proven and probable reserves.  We do not produce any metallurgical coal.  See Item 1. “Business—Mining Operations.”

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

Segment Information

Our reportable segments include Owned and Operated Mines and Logistics and Related Activities.  For a discussion on these segments, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 21 of Notes to Consolidated Financial Statements in Item 8.

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

CPE Inc. acquired approximately 51% and the managing member interest in CPE Resources in exchange for a promissory note, which was repaid with proceeds from the initial public offering of its common stock (“IPO”) on November 19, 2009.  Rio Tinto retained ownership of the remaining 49% interest in CPE Resources until December 15, 2010, when CPE Inc. priced a secondary offering of its common stock on behalf of Rio Tinto (the “Secondary Offering”).  In connection with the Secondary Offering, CPE Inc. exchanged shares of its common stock for common membership units of CPE Resources held by Rio Tinto, resulting in our acquisition of 100% of Rio Tinto’s holdings in CPE Resources.

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

Mining Operations

We currently operate solely in the PRB.  Two of the mines we operate are located in Wyoming, and one is located in Montana.  We currently own the majority of the equipment utilized in our mining operations.  We employ preventative maintenance and rebuild programs and upgrade our equipment as part of our efforts to ensure that it is productive, well maintained, and cost competitive.  Our maintenance programs also utilize procedures designed to enhance the efficiencies of our operations.  The following table provides summary information regarding our mines as of December 31, 2017.

	2017 As Delivered Average				Tons Sold
	Btu	Ash
Mine	per lb	Content	Sulfur Content		2017	2016	2015
		(%)	(%)	(lbs SO2/mmBtu)	(million tons)
Antelope	8,867	5.41	0.24	0.53	28.4	29.8	35.2
Cordero Rojo	8,440	5.59	0.29	0.69	16.4	18.3	22.9
Spring Creek	9,248	5.26	0.33	0.72	12.6	10.4	17.0
Other (1)	N/A	N/A	N/A	N/A	0.3	0.3	0.3
Total					57.8	58.8	75.3

(1)                     The tonnage shown for “Other” represents our purchases from third-party sources that we have resold.  See “—Mining Operations—Broker Sales and Third-Party Sources.”

Our Owned and Operated Mines segment includes our Antelope Mine, Cordero Rojo Mine, and Spring Creek Mine.  Our Antelope and Cordero Rojo mines are served by the BNSF and UP railroads.  Our Spring Creek Mine is served solely by the BNSF railroad.

The following map shows the locations of our mining operations:

Antelope Mine

The Antelope Mine is located in the southern end of the PRB approximately 60 miles south of Gillette, Wyoming.  The mine extracts thermal coal from the Anderson and Canyon Seams, with up to 44 and 36 feet, respectively, in thickness.  Significant areas of unleased coal north and west of the mine are available for nomination by us or other mining operations or persons.  See Item 2 “Properties—Reserve Acquisition Process”.  Based on the average sulfur content of 0.50 lbs SO2/mmBtu, the reserves at our Antelope Mine are considered compliance coal under the Clean Air Act, and this coal is some of the lowest sulfur coal produced in the PRB.

Cordero Rojo Mine

The Cordero Rojo Mine is located approximately 25 miles south of Gillette, Wyoming.  The mine extracts thermal coal from the Wyodak Seam, which ranges from approximately 55 to 70 feet in thickness.  Significant additional areas of unleased coal are potentially available for nomination by us or other mining operations or persons adjacent to our current operations.  See Item 2 “Properties—Reserve Acquisition Process”.  Based on the average sulfur content of 0.66 lbs SO2/mmBtu, the reserves at our Cordero Rojo Mine are considered compliance coal under the Clean Air Act.

Spring Creek Mine

The Spring Creek Mine is located in Montana approximately 20 miles north of Sheridan, Wyoming.  The mine extracts thermal coal from the Anderson-Dietz Seam, which averages approximately 80 feet in thickness.  The location of the mine relative to the Great Lakes is attractive to our customers in the northeast because of lower transportation costs.  The location of the Spring Creek Mine also provides access to export terminals in the Pacific Northwest, providing a geographic advantage relative to other PRB mines.  During the years ended December 31, 2017, 2016, and 2015, we shipped approximately 4.2, 0.6, and 3.6 million tons, respectively, of Spring Creek coal through the Westshore terminal located in British Columbia, Canada.  Based on the average sulfur content of 0.73 lbs SO2/mmBtu, the reserves at our Spring Creek Mine are considered compliance coal under the Clean Air Act.

Development Projects

Youngs Creek Project

The Youngs Creek project, an undeveloped surface mine project in the Northern PRB region, is located in Wyoming, approximately 13 miles north of Sheridan, Wyoming, seven miles south of our Spring Creek Mine and seven miles from the mainline railroad, contiguous with the Wyoming-Montana state line.  It is near the Big Metal project (described below). We acquired the Youngs Creek project in June 2012.  The coal located at the Youngs Creek project is similar quality to that of our Spring Creek Mine and offers lower sodium levels.  We have not been able to classify the Youngs Creek project mineral rights as proven and probable reserves as they remain subject to further exploration and evaluation based on market conditions.  The Youngs Creek project mining permit covers 283.6 million tons of non-reserve coal deposits, of which approximately 267 million tons benefit from a royalty rate of 8.0% of the coal sales price free on board (“FOB”) at the mine site, payable to the sellers, which is below the normal 12.5% royalty rate payable on federal coal.  We control additional leased and private coal related to the Youngs Creek project that has not yet been evaluated and is not yet in any mine plan.  We also acquired approximately 38,800 acres of surface rights, which includes land extending north to our Spring Creek Mine, and onto the Crow Indian Reservation to the west.  We are in the process of evaluating the development options for this project and believe that its proximity to the Spring Creek Mine and the Big Metal project represent an opportunity to optimize our mine developments in the Northern PRB.

Big Metal Project

In January 2013, we entered into an option agreement and a corresponding exploration agreement with the Crow Tribe of Indians.  These agreements were approved by the Department of the Interior on June 14, 2013.  This coal project is located on the Crow Indian Reservation in southeast Montana, near our Spring Creek Mine and Youngs Creek project in the Northern PRB region.  Over the last five years, we have made option payments totaling $10 million to maintain the option agreement.  The option and exploration agreements provide for exploration rights and exclusive options to lease three separate coal deposits on the Crow Indian Reservation over an initial five-year term, which expires June 14, 2018, with two extension periods through 2035 if certain conditions are met.  Upon the exercise of an option or options to lease, we would pay the Crow Tribe an amount equal to $0.08 per ton to $0.15 per ton, depending on the lease area and coal deposit and subject to adjustment for inflation.  The agreements also set forth adjustable royalty rates, ranging from 7.5% to 15% of the coal sales price FOB at the mine site and contain standard coal production taxes to be paid to the Crow Tribe.  The coal located at the Big Metal project is similar quality to that of our Spring Creek Mine and offers lower sodium levels.  We have completed the exploration program for the Big Metal project and are evaluating the development options for this project.  If we exercise our option and pursue development of the Big Metal project, we believe that its proximity to the Spring Creek Mine and the Youngs Creek project represents an opportunity to optimize our mine developments in the Northern PRB.

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

Customers, Contracts and Logistics Services

We focus on building long-term relationships with customers through our reliable performance and commitment to customer service.  We supply coal to 48 domestic and foreign electric utilities and over 72% of our sales were to customers with an investment grade credit rating as of December 31, 2017.  Furthermore, 83% of our 2017 sales were to customers with whom we have had relationships for more than 10 years.  During 2017, approximately 50% of our consolidated revenue was derived from our top ten customers.  No customer accounted for 10% or more of our total revenue in 2017, 2016, or 2015.

Coal produced approximately 30% of electricity generation in the U.S. through November 2017.  The following map shows the percentage of our tons sold by state of destination during 2017 from coal produced at the three mines we own and operate.  Our coal supplies fueled approximately 2% of the electricity generated in the U.S. in 2017.  Approximately 7% of the tons produced at our mines were sold to customers outside of the U.S. in 2017.

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

Our logistics customers purchase coal from us, along with our logistics services to deliver the coal to the customer at a terminal or the customer’s plant or other delivery point remote from our mine site.  Title and risk of loss pass to the customer at the remote delivery point.  Our logistics services include the purchase of coal from third parties or from our owned and operated mines, at market prices, as well as the contracting and coordination of the transportation and other handling services from third-party operators, which are typically rail and terminal companies.  Logistics customers are primarily foreign and domestic utility companies as well as third-party brokers.  With respect to our international sales, at present, we are primarily focused on end-user customers.  However, a small portion of our sales are made to international traders who sell on to end-user customers.

Mine Customers

Coal Sales Agreements

As is customary in the coal industry, we generally enter into fixed price, fixed volume supply contracts with our mine customers.  Contracts with our mine customers historically featured terms of one to five years, although recent trends have been toward sales with shorter terms, including monthly and quarterly contracts.  This has led to greater variability and less long-term predictability of our sales.  For the year ended December 31, 2017, approximately 87% of our total revenue attributable to our Owned and Operated Mines segment was derived from supply contracts with terms of one year or greater.

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

Most of our coal sales agreements to mine customers include a fixed price for the term of the agreement or a pre-determined escalation in price for each year.  Some of our customer contracts may include variable pricing.  These price re-opener and index provisions may allow either party to commence a renegotiation of the contract price at a pre-determined time.  Price re-opener provisions may automatically set a new price based on prevailing market price or, in some instances, require us to negotiate a new price, sometimes within specified ranges of prices.  In some agreements, if the parties do not agree on a new price, either party has an option to terminate the contract.  Under some of our contracts, we have the right to match lower prices offered to our customers by other suppliers.

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

Contracts with our mine customers also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers for the duration of specified events beyond the control of the affected party, including events such as strikes, adverse mining conditions, mine closures or serious transportation problems that affect us or unanticipated plant outages that may affect the buyer.  These contracts generally provide that, in the event a force majeure circumstance exceeds a certain period (e.g., 60-90 days), the unaffected party may have the option to terminate the transaction or transactions under the agreement.  Some of those contracts stipulate that this tonnage can be made up by mutual agreement or at the discretion of the buyer.  Generally, contracts with our mine customers allow our customers to suspend performance in the event that the railroad fails to provide its services due to circumstances that would constitute a force majeure under the terms of the contract between the mine customer and the railroad.

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

With our international logistics customers, we often enter into contracts that contain multi-year terms with future year pricing to be agreed upon, meaning that there is an expectation of sales, provided that mutual agreement on pricing can be reached.  This is consistent with conventional industry standards for sales into the Asian Pacific region.  Our Asian delivered shipments are typically priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria.  These indices include the Newcastle benchmark price, as published by Global Coal and others, and the Platts Kalimantan 5000.  The Newcastle benchmark price is an established index for high Btu Australian bituminous thermal coal available to be loaded on a vessel at a coal terminal near Newcastle, north of Sydney.  The Kalimantan 5000 is an established index for subbituminous Indonesian thermal coal.  Our delivered sales are generally priced at a range between 60% to 75% of the forward Newcastle price and at a smaller discount to the forward Kalimantan 5000 price due to quality and freight cost differentials.

Contracts with our logistics customers include terms similar to those described for our mine customers and may include terms relating to:

•                  demurrage fees for international contracts, charged to us when a vessel is not dispatched in the agreed-upon time;

•                  fixed pricing for the current year of sales, and a provision providing for future years’ pricing to be negotiated by a specific point in time for some of our foreign contracts; and

•                  additional coal quality requirements, such as grindability, which deals with the hardness of the coal, and ash fusion temperature, which measures the softening and melting behavior of the ash contained in the coal.

Transportation and Logistics Services

For our logistics customers, we provide a variety of services designed to facilitate the sale and delivery of coal.  These services include the purchase of coal from third parties or from our owned and operated mines, coordination of the transportation and delivery of purchased coal, negotiation of take-or-pay rail agreements and take-or-pay port agreements and demurrage settlements with vessel operators.  We also bear the costs of transporting the coal to the delivery point.  For our international customers, this generally means that we cover the costs associated with an export terminal located in the Pacific Northwest.  Our logistics customers located overseas are generally responsible for paying the cost of ocean freight, although occasionally we may arrange or be responsible for the cost of that transportation as well.

We have an agreement with an unaffiliated Korean representative company, WoonBong Energy, which helps us facilitate our sales in South Korea.  WoonBong Energy provides market research on Korean coal customers and demand, acts as an intermediary for communications with our Korean customers and assists with logistics issues in sales to Korean customers.  WoonBong Energy provides these services exclusively for us in South Korea.  We have similar arrangements in certain other Asian countries.

To help support and ensure export terminal capacity for export sales, we enter into multi-year throughput agreements with export terminal companies and railroads.  These types of take-or-pay agreements require us to pay for a minimum quantity of coal to be transported on the railway or through the terminal regardless of whether we sell any coal.  If we fail to make sufficient export sales to meet our minimum obligations under the take-or-pay agreements, we are still obligated to make payments to the export terminal company or railroad.  See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” for more detail.  Also included in the costs within our Logistics and Related Activities segment are fees to cover rail and export terminal charges, as well as fees to cover capital costs and investments that we incur to enable us to provide logistics services to our logistics customers, such as the purchase or lease of rail cars.

Historical Logistics Agreements

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

At December 31, 2016, we terminated our previous agreement with Westshore and entered into a new agreement.  In February 2017, we terminated our previous agreement with BNSF and entered into a new agreement effective in April 2017.  The new agreements provided for shipments in 2017 and 2018 and required minimum payments for those two years.  We had the right to terminate our commitments at any time in exchange for buyout payments.

We also previously had a minority ownership interest in the joint venture that was seeking to develop Gateway Pacific Terminal (“GPT”) in Washington State.  SSA Marine, the majority interest holder and project developer, notified us of its intention to no longer pursue a coal terminal.  As a result, in January 2017, we abandoned our ownership interest in the joint venture, and we no longer have any ownership interest or associated funding obligations for the joint venture.  We continue to have residual contractual rights as a potential customer of the terminal if the project is resumed in a designated period of time in the future.  The abandonment of our interest in GPT had no effect on our financial statements since we fully impaired our investment in 2015.

Current Logistics Agreements

On December 28, 2017, we extended our agreement with Westshore through the end of 2020.  We signed a corresponding agreement with BNSF on January 9, 2018, also extending through the end of 2020.  Additionally, after the new Westshore agreement terminates and through 2024, if we choose to ship to export customers, we are required to offer to ship through Westshore up to a specified annual tonnage on terms similar to the new agreement before shipping through any other export terminal.  Westshore has the right to accept or reject our offer in its sole discretion.  See Note 9 of Notes to Consolidated Financial Statements in Item 8 for further discussion regarding the accounting treatment of these transactions.

In addition to our current port agreement with Westshore, we hold an option contract to increase our future export capacity through the proposed Millennium Bulk Terminals (“MBT”) coal export facility in Washington State.  The timing and outcome of the permit process related to MBT, and therefore the construction of the terminal, is uncertain.

Broker Sales and Third-Party Sources

From time to time, we purchase coal through brokers.  We also sell any excess produced coal to brokers and third-party sources, including brokers who sell to end users in foreign countries.  For delivery during each of the years ended December 31, 2017, 2016, and 2015, we purchased and resold 0.3 million tons, through brokers and third-party sources.

Sales and Marketing

We have a team of experienced sales, marketing, and customer service personnel.  To help develop and maintain the relationships we have with our mine and logistics customers, we have divided the department into teams consisting of:

•                  Sales and Marketing, which focuses on traditional requests for proposals by our mine customers and after sales service;

•                  Logistics, which provides logistical and additional contract support to our domestic customers, and also focuses on logistics, transportation and related services on behalf of our Logistics and Related Activities segment;

•                  Trading and Revenue Management, which provides industry insight, recommends pricing strategies and participates in the spot and forward markets; and

•                  Export Sales, which focuses on sales to our international logistics customers.

As of February 7, 2018, we had 11 employees in our sales and marketing department.

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

Competition

The coal industry is highly competitive.  See Item 1A “Risk Factors—Risks Related to Our Business and Industry—Competition with domestic and foreign coal producers, with traders and re-sellers of coal and with producers of natural gas and other competing energy sources may continue to negatively affect our sales volumes and our ability to sell coal at a favorable price.”  We compete with other coal producers, with traders and re-sellers of coal and with other energy producers throughout the U.S. and, for our export sales, internationally.  The most important factors on which we compete with other coal producers and with traders and re-sellers of coal are coal price, coal quality and characteristics, costs to transport the coal, customer service, and the reliability of supply.  Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of the domestic and foreign electric generation industries.  These coal consumption patterns are influenced by factors beyond our control, including weather and economic conditions,  the supply and demand for domestic and foreign electricity, domestic and foreign governmental regulations and taxes, environmental and other regulatory changes, global climate change initiatives, technological developments, the price and availability of other fuels, such as natural gas and crude oil, the availability of subsidies, and renewable mandates designed to encourage greater use of alternative energy sources, including hydroelectric, nuclear, wind and solar power, and currency exchange rate fluctuations, all of which can decrease demand for thermal coal or may decrease demand for PRB coal compared to other global coal basins.

Because the U.S. federal government owns most of the coal in the vicinity of our mines, we compete with other coal producers operating in the PRB for additional coal through the competitive LBA process.

Employees

As of February 7, 2018, we had approximately 1,300 full-time employees.  None of our employees are currently parties to collective bargaining agreements.  We believe that we have good relations with our employees.  As of February 7, 2018, we had approximately 140 external contractors on a full-time, equivalent basis.

Executive Officers

Set forth below is information concerning our executive officers as of February 7, 2017.

Name	Age	Position(s)
Colin Marshall (1)	53	President, Chief Executive Officer, Chief Operating Officer, and Director
Heath Hill	47	Executive Vice President and Chief Financial Officer
Gary Rivenes (1)	48	Former Executive Vice President and Chief Operating Officer
Bryan Pechersky	47	Executive Vice President, General Counsel, and Corporate Secretary
Amy Clemetson	45	Senior Vice President, Human Resources
Bruce Jones	59	Senior Vice President, Technical Services
Todd Myers	54	Senior Vice President, Marketing and Business Development
Kendall Carbone	52	Vice President and Chief Accounting Officer

(1)                                 On January 18, 2018, we announced the departure of our former Executive Vice President and Chief Operating Officer, Mr. Gary Rivenes.  Mr. Rivenes’ last day as an employee of Cloud Peak Energy will be April 17, 2018.  However, effective January 18, 2018, Mr. Colin Marshall assumed the responsibilities of Chief Operating Officer, in addition to his current role as President and Chief Executive Officer.  Mr. Rivenes is currently on a leave of absence until his departure on April 17, 2018.

Colin Marshall has served as our President, Chief Executive Officer and a director since July 2008. Effective January 18, 2018, he assumed the responsibilities of Chief Operating Officer, in addition to his current role as President and Chief Executive Officer.  Previously, he served as the President and Chief Executive Officer of RTEA from June 2006 until November 2009. From March 2004 to May 2006, Mr. Marshall served as General Manager of Rio Tinto’s Pilbara Iron’s west Pilbara iron ore operations in Tom Price, West Australia, from June 2001 to March 2004, he served as General Manager of RTEA’s Cordero Rojo Mine in Wyoming, and from August 2000 to June 2001, he served as Operations Manager of RTEA’s Cordero Rojo Mine.  From 1996 to 2000, he was Finance Director of the Rio Tinto Pacific Coal business unit based in Brisbane Australia.  Mr. Marshall worked for Rio Tinto plc in London as an analyst in the Business Evaluation Department from 1992 to 1996.  Mr. Marshall holds a Bachelor of Engineering degree and a Master’s degree in mechanical engineering from Brunel University and a Master of Business Administration from the London Business School.

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

Gary Rivenes served as our Executive Vice President and Chief Operating Officer from October 2009 to January 2018.  Previously, he served as Vice President, Operations, of RTEA from December 2008 until November 2009, and as Acting Vice President, Operations, of RTEA from January 2008 to November 2008. From September 2007 to December 2007, Mr. Rivenes served as General Manager for RTEA’s Jacobs Ranch Mine, from October 2006 to September 2007, he served as General Manager for RTEA’s Antelope Mine and from November 2003 to September 2006, he served as Manager, Mine Operations for RTEA’s Antelope Mine. Prior to that, he worked for RTEA in a variety of operational and technical positions for RTEA’s Antelope, Colowyo and Jacobs Ranch mines since 1992. Mr. Rivenes holds a Bachelor of Science in mining engineering from Montana College of Mineral, Science & Technology.  As disclosed in a Form 8-K filed on January 18, 2018, Mr. Rivenes’ final day as an employee of Cloud Peak Energy will be April 17, 2018.  As of January 18, 2018, Mr. Marshall assumed the responsibilities of Chief Operating Officer in addition to Mr. Marshall’s role as President and Chief Executive Officer.  Mr. Rivenes is currently on a leave of absence until his departure on April 17, 2018.

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

Amy Clemetson has served as our Senior Vice President, Human Resources since June 2017.  Prior to her promotion to Senior Vice President, she served as Human Resources Director Field Operations since 2009.  Ms. Clemetson transferred to human resources for the Company in 2003.  Previously she served in operations starting with predecessor companies Kennecott Energy and RTEA in November 2001, prior to the creation of Cloud Peak Energy.  Ms. Clemetson earned her Bachelor’s Degree in Psychology with an emphasis in human resources from the University of Wyoming.  She serves as Vice President of the Energy Capital Economic Development Board of Directors and treasurer on the Campco Federal Credit Union Board of Directors.  She has also served as a Board member for the Yes House Foundation.

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

Todd Myers has served as our Senior Vice President, Marketing and Business Development since June 2016.  Prior to that appointment, he served as our Senior Vice President, Business Development beginning in July 2010. Previously, he served as President of Westmoreland Coal Sales Company and in other senior leadership positions with Westmoreland Coal Company in marketing and business development during two periods dating to 1989. In his various capacities with Westmoreland Coal Company, Mr. Myers’s responsibilities included developing and implementing corporate merger and acquisition strategies, divesting coal related assets, negotiating complex transactions and other responsibilities generally attributable to the management of coal businesses. Mr. Myers also spent five years with RDI Consulting, a leading consulting firm in the coal and energy industries, where he led the environment consulting practice. In 1987, Mr. Myers served as a staff assistant in the U.S. House of Representatives. Mr. Myers earned his Bachelor of Arts in political science from Pennsylvania State University in University Park, Pennsylvania, and his Masters in International Management from the Thunderbird Graduate School of Global Management in Glendale, Arizona.

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

Mining Permits and Approvals

Numerous governmental permits or approvals are required for mining operations.  When we apply for these permits and approvals, we may be required to prepare and present data to federal, state or local authorities pertaining to the effect or impact that any proposed production or processing of coal may have upon the environment.  For example, in order to obtain a federal coal lease, an EIS must be prepared to assist the BLM in determining the potential environmental impact of lease issuance, including any direct and indirect effects from the mining, transportation and burning of coal.  In recent years, particular attention has been focused on the impact of the production and usage of coal on global climate change.  This has resulted in extensive comments and regulatory litigation from environmental groups.  See also Note 17 of Notes to Consolidated Financial Statements in Item 8 for a discussion regarding certain challenges by environmental activist groups against various regulatory processes impacting our mines.  Accordingly, our nominations or lease applications may be subject to delays or challenges.  In order to obtain mining permits and approvals from federal and state regulatory authorities, mine operators must also submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition, productive use or other permitted condition.  Typically, we submit the necessary permit applications several months or even years before we plan to begin mining a new area.  In the states where we operate, the applicable laws and regulations also provide that a mining permit or modification can be delayed, refused or revoked if officers, directors, stockholders with specified interests or certain other affiliated entities with specified interests in the applicant or permittee have, or are affiliated with another entity that has, outstanding permit violations.  Thus, past or ongoing violations of applicable laws and regulations by these interested persons and entities could provide a basis to revoke our existing permits and to deny the issuance of additional permits.  As a result of these requirements, the authorization, permitting and implementation requirements imposed by federal, state and local authorities may be costly and time consuming and may limit or delay commencement or continuation of mining operations.  Under some circumstances, substantial fines and penalties, including revocation or suspension of mining permits, may be imposed under governing laws, rules and regulations.  Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws.

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

From time to time, OSM will also update its mining regulations under SMCRA. For example, in December 2016, the OSM published a final rule to revise its regulations related to protecting streams and related wildlife from adverse impacts of surface coal mining operations.  The rule would have imposed stricter guidelines on conducting coal mining operations within buffer zones; required mine operators to collect additional baseline data about the site of the proposed mining operation and adjacent areas; imposed additional surface and groundwater monitoring requirements; enacted specific requirements for the protection or restoration of perennial and intermittent streams; and imposed additional bonding and financial assurance requirements.  In February 2017, the rule was revoked pursuant to the Congressional Review Act. Accordingly, the rule has no force or effect and cannot be replaced by a similar rule absent future legislation.  This type of rule or other new SMCRA regulations could result in additional material costs, obligations, and restrictions associated with our operations.

In addition to the bond requirement described above, the Abandoned Mine Land Fund, which was created by SMCRA, imposes a fee on all coal produced.  The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA’s adoption in 1977.  The current fee is $0.28 per ton of coal produced from surface mines.  In 2017, 2016, and 2015 we recorded $16.1 million, $16.3 million, and $20.9 million, respectively, of expense related to these reclamation fees.

Surety Bonds

Federal and state laws require a mine operator to secure the performance of its reclamation and lease obligations required under SMCRA through the use of surety bonds or other approved forms of security to cover the costs the state would incur if the mine operator were unable to fulfill its obligations.  As of December 31, 2017, there were approximately $422.9 million in third-party surety bonds outstanding to primarily secure the performance of our reclamation and lease obligations.  At some point, federal and state laws may be amended to require certain forms of financial assurance that are more costly to obtain.  Recently, there has been heightened regulatory pressure on reclamation bonding and self-bonding in particular.  We exited self-bonding in the first quarter of 2017.  As a result of credit pressures on the coal industry, it is possible that surety bond providers could demand cash collateral as a condition to providing or maintaining surety bonds.  Any such demands, depending on the amount of any cash collateral required, could have a material adverse impact on our liquidity and financial position.  If we are unable to meet cash collateral requirements and cannot otherwise obtain or retain required surety bonds, we may be unable to satisfy legal requirements necessary to conduct our mining operations.

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

In 2006, in response to underground mine accidents, Congress enacted the Mine Improvement and New Emergency Response Act (the “MINER Act”). The MINER Act significantly amended the Mine Act, requiring improvements in mine safety practices, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection and enforcement activities.   Since passage of the MINER Act, and particularly since the April 2010 explosion at Massey Energy Company’s (previously acquired by Alpha Natural Resources) Upper Big Branch Mine, enforcement scrutiny has increased, including more inspection hours at mine sites, increased numbers of inspections and increased issuance of the number and the severity of enforcement actions and related penalties. Various states also have enacted their own new laws and regulations addressing many of these same subjects.  MSHA continues to interpret and implement various provisions of the MINER Act, along with introducing new proposed regulations and standards. For example, the second phase of the MSHA’s respirable coal mine dust rule went into effect in February 2016, and requires increased sampling frequency and the use of continuous personal dust monitors. In August 2016, the third and final phase of the rule became effective, reducing the overall respirable dust standard in coal mines from 2.0 to 1.5 milligrams per cubic meter of air.  Our compliance with these or any other new mine health and safety regulations could increase our mining costs.

We have implemented various internal standards to promote employee health and safety.  In addition, we are also Occupational Health and Safety Assessment Series 18001 certified.  Nevertheless, if we were to be found in violation of mine safety and health regulations, we could face penalties or restrictions that may materially and adversely impact our operations, financial results and liquidity.

Black Lung

Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must pay federal black lung benefits to claimants who are current and former employees and also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970.  The trust fund is funded by an excise tax on production of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price.  The excise tax does not apply to coal shipped outside the U.S.  In 2017, 2016, and 2015 we recorded $26.4 million, $28.6 million, and $36.3 million, respectively, of expense related to this excise tax.

The Patient Protection and Affordable Care Act includes significant changes to the federal black lung program including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and establishes a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes could have a material impact on our costs expended in association with the federal black lung program.  For miners last employed as miners after 1969 and who are determined to have contracted black lung, we maintain coverage to help cover the cost of present and future claims through the use of trusts or insurance policies.  We may also be liable under state laws for black lung claims that are covered through insurance policies.

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

•                  NAAQS for Criterion Pollutants.  The CAA requires the EPA to set standards, referred to as NAAQS, for six common air pollutants, including nitrogen oxide, sulfur dioxide, particulate matter, and ozone.  Areas that are not in compliance (referred to as non-attainment areas) with these standards must take steps to reduce emissions levels.  Although our operations are not currently located in non-attainment areas, we could be required to incur significant costs to install additional emissions control equipment, or otherwise change our operations and future development if that were to change.  Over the past several years, the EPA has revised its NAAQS for nitrogen oxide, sulfur dioxide, and particulate matter, and, in November 2014, proposed a revised standard for ozone, in each case making the standards more stringent.  The EPA has determined that the areas in which we operate are classified under the new nitrogen oxide standard as “unclassifiable/attainment”. Based on the EPA’s third round of area designations, no areas in which we operate have been designated as nonattainment under the 2010 revised sulfur dioxide NAAQS. In November 2015, the EPA also revised the NAAQS for ground level ozone to a stricter, lower standard of 70 parts per billion.  The EPA issued preliminary nonattainment designations in December 2017 and has announced its intention to issue final attainment status designations during the first half of 2018.  Certain areas of the country previously in compliance with the various NAAQS standards may be reclassified as non-attainment.  Such reclassification may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas.

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

•                  NOx State Implementation Plan Call.  The NOx SIP Call program was established by the EPA in October 1998 to reduce the transport of nitrogen oxide and ozone on prevailing winds from the Midwest and South to states in the Northeast, which alleged that they could not meet federal air quality standards because of migrating pollution.  The program is designed to reduce nitrogen oxide emissions by one million tons per year in 22 eastern states and the District of Columbia.  As a result of the program, many power plants have been or will be required to install additional emission control measures, such as selective catalytic reduction devices.  Installation of additional emission control measures will make it more costly to operate coal-fired power plants, potentially making coal a less attractive fuel.

•                  Mercury and Hazardous Air Pollutants.  In February 2012, the EPA formally adopted a rule to regulate emissions of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal- and oil-fired power plants, referred to as “MATS”.  In March 2013, the EPA finalized reconsideration of the MATS rule as it pertains to new power plants, principally adjusting emissions limits for new coal-fired units to levels considered attainable by existing control technologies.  In subsequent litigation, the U.S. Court of Appeals for the D.C. Circuit upheld various portions of the rulemaking in two separate decisions issued in March and April 2014, respectively.  In June 2015, the U.S. Supreme Court struck down the MATS rule based on the EPA’s failure to take costs into consideration and remanded the case back to the D.C. Circuit.  The D.C. Circuit has remanded the rule to the EPA, but allowed the current rule to stay in place until the EPA issues a new finding.  In April 2016, the EPA issued a final finding that it is appropriate and necessary to set standards for emissions of air toxics from coal- and oil-fired power plants.  Apart from MATS, several states have enacted or proposed regulations requiring reductions in mercury emissions from coal-fired power plants, and federal legislation to reduce mercury emissions from power plants has been proposed.  Regulation of mercury emissions by the EPA, states, Congress, or pursuant to an international treaty may further decrease the demand for coal.  Like CSAPR, MATS and other similar future regulations could accelerate the retirement of a significant number of coal-fired power plants, in addition to the significant number of plants and units that have already been retired as a result of environmental and regulatory requirements and uncertainties adversely impacting coal-fired generation.  Such retirements would adversely impact our business.

•                  Regional Haze, New Source Review and Methane.  The EPA has initiated a regional haze program to protect and improve visibility at and around national parks, national wilderness areas and international parks.  In December 2011, the EPA issued a final rule under which the emission caps imposed under CSAPR for a given state would supplant the obligations of that state with regard to visibility protection.  In May 2012, the EPA finalized a rule that allows the trading programs in CSAPR to serve as an alternative to determining source-by-source Best Available Retrofit Technology (“BART”). This rule provides that states in the CSAPR region can substitute participation in CSAPR for source-specific BART for sulfur dioxide and/or nitrogen oxides emissions from power plants.  The Tenth Circuit Court of Appeals is hearing Wyoming’s challenge to the EPA’s partial disapproval of the State’s related plan for reducing emissions of haze-causing nitrogen dioxide.  Wyoming’s current plan to mitigate nitrogen dioxide will continue during the appeal.  Following a settlement agreement between certain parties to the case, the Court abated all proceedings in the case pending final action on the settlement agreement.

•                  In addition, the EPA’s new source review program under certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly change emissions, to install the more stringent air emissions control equipment required of new plants.  Litigation seeking to force the EPA to list coal mines as a category of air pollution sources that endanger public health or welfare under Section 111 of the CAA and establish standards to reduce emissions from sources of methane and other emissions related to coal mines was dismissed by the D.C. Circuit in May 2014.  In that case, the Court denied a rulemaking petition citing agency discretion and budgetary restrictions, and ruled the EPA has reasonable discretion to carry out its delegated responsibilities, which includes determining the timing and relative priority of its regulatory agenda.  In July 2014, the D.C. Circuit denied a petition seeking a rehearing of the case en banc.  Litigation around these issues may continue, and could result in the need for additional air pollution controls for coal-fired units and our operations.

Global Climate Change

Global climate change initiatives and public perceptions regarding fossil fuels have resulted, and are expected to continue to result, in decreased coal-fired power plant capacity and utilization, phasing out and closing many existing coal-fired power plants, reducing or eliminating construction of new coal-fired power plants in the United States and certain other countries, increased costs to mine coal and decreased demand and prices for thermal coal, including PRB coal.

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

The Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change (the “Kyoto Protocol”) became effective in 2005, and bound those developed countries that ratified it (which the U.S. did not do) to reduce their global GHG emissions.  Discussions to develop a treaty to replace the Kyoto Protocol after its expiration in 2012 are still ongoing.  Most recently, the United Nations Framework Convention on Climate Change met in Paris, France in December 2015 and agreed to an international climate agreement.  Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions.  The Paris climate agreement entered into force in November 2016.  However, in August 2017, the U.S. State Department officially informed the United Nations of the intent of the U.S. to withdraw from the agreement, with the earliest possible effective date of withdrawal being November 4, 2020.  Despite the planned withdrawal, certain U.S. city and state governments have announced their intention to satisfy their proportionate obligations under the Paris Agreement.  These commitments could further reduce demand and prices for our coal.

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

In August 2015, the EPA issued its final Clean Power Plan (“CPP”) rules that establish carbon pollution standards for power plants, called CO2 emission performance rates.  Judicial challenges led the U.S. Supreme Court to grant a stay in February 2016 of the implementation of the CPP before the United States Court of Appeals for the District of Columbia (“Circuit Court”) even issued a decision.  By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court through any certiorari petition that may be granted.   The Supreme Court’s stay applies only to EPA’s regulations for CO2 emissions from existing power plants and will not affect EPA’s standards for new power plants.  It is not yet clear how either the Circuit Court or the Supreme Court will rule on the legality of the CPP. Additionally, in October 2017 EPA proposed to repeal the CPP, although the final outcome of this action and the pending litigation regarding the CPP is uncertain at this time.   In connection with this proposed repeal, EPA issued an Advance Notice of Proposed Rulemaking (“ANPRM”) in December 2017 regarding emission guidelines to limit GHG emissions from existing electricity utility generating units.  The ANPRM seeks comment regarding what the EPA should  include in a potential new, existing-source regulation under the Clean Air Act of GHG emissions from electric utility generating units that it may propose.  If the effort to repeal the rules is unsuccessful and the rules were upheld at the conclusion of this appellate process and were implemented in their current form, or if the ANPRM results in a different proposal to control GHG emissions from electric utility generating units, demand for coal would likely be further decreased, potentially significantly, and our business would be adversely impacted.

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

Clean Water Act

The Clean Water Act (“CWA”) and corresponding state and local laws and regulations affect coal mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the U.S.  The CWA provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation.  Congress has also considered legislation that seeks to clarify the scope of CWA jurisdiction.  Recent court decisions, regulatory actions and proposed legislation have created uncertainty over CWA jurisdiction and permitting requirements.

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

Likewise, when water quality in a receiving stream is better than required, states are required to conduct an anti-degradation review before approving discharge permits. Anti-degradation policies may increase the cost, time and difficulty associated with obtaining and complying with NPDES permits and may require more costly treatment.

•                  Dredge and Fill Permits.  Many mining activities, including the development of settling ponds and other impoundments, require a Section 404 permit from the Army Corps of Engineers (the “Corps”).  Generally speaking, these Section 404 permits allow the placement of fill materials into navigable waters of the U.S. including wetlands, streams, and other regulated areas.  The Corps has issued general “nationwide” permits for specific categories of activities that are similar in nature and that are determined to have minimal adverse effects on the environment. Permits issued pursuant to Nationwide Permit 21 (“NWP 21”) generally authorize the disposal of dredged or fill material from surface coal mining activities into waters of the U.S., subject to certain restrictions.  NWP 21s are typically reissued for a five-year period and require appropriate mitigation, and permit holders must receive explicit authorization from the Corps before proceeding with proposed mining activities.  The Corps reauthorized use of NWP 21 for surface coal mines in January 2017.  The new NWP 21 closely mirrors the 2012 NWP 21, but removes a provision authorizing disposal of dredged or fill material from certain surface coal mining activities that were previously authorized by the 2007 NWP 21 and clarifies that any losses of stream bed are applied to the 1/2-acre limit for loss of jurisdictional wetlands and waters.  Expansion of our mining operations into new areas may trigger the need for individual Corps approvals, which could be more costly and take more time to obtain.

•                  Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the Clean Water Act. A 2015 rulemaking by EPA to revise the standard was stayed nationwide by the U.S. Court of Appeals for the Sixth Circuit and stayed for certain primarily western states by a United States District Court in North Dakota. In January 2018, the Supreme Court determined that the circuit courts do not have jurisdiction to hear challenges to the 2015 rule, removing the basis for the Sixth Circuit to continue its nationwide stay. Additionally, EPA has promulgated a final rule that extends the applicability date of the 2015 rule for another two years in order to allow EPA to undertake a rulemaking on the question of what constitutes a water of the United States. In the meantime, judicial challenges to the 2015 rulemaking are likely to continue to work their way through the courts along with challenges to the recent rulemaking that extends the applicability date of the 2015 rule. For now, EPA and the Corps will continue to apply the existing standard for what constitutes a water of the United States as determined by the Supreme Court in the Rapanos case and post-Rapanos guidance. Should the 2015 rule take effect, or should a different rule expanding the definition of what constitutes a water of the United States be promulgated as a result of EPA and the Corps’s rulemaking process we could face increased costs and delays due to additional permitting and regulatory requirements and possible challenges to permitting decisions.

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

Compliance with ESA requirements could have the effect of prohibiting or delaying us from obtaining mining permits.  These requirements may also include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species or their habitats.  For example, our Spring Creek Mine applied for a lease modification under the BLM leasing regulations and a mine permit amendment to add lands to the permit area.  Portions of these lands have been designated as core habitat for the greater sage grouse by the Montana Fish, Wildlife and Parks Department. While the USFWS has determined that the greater sage grouse should not be listed as a threatened or endangered species, the BLM has developed Conservation Plans designed to preserve and protect greater sage-grouse habitat.  Montana has also developed sage grouse conservation plans through the Montana Governor’s executive order.  Our approvals to mine or otherwise affect these areas will be subject to review by the BLM and the Montana Department of Environmental Quality and determinations of our ability to adequately mitigate impacts to sage grouse and sage grouse habitat. The plans do however, recognize the right to mine where there are valid existing rights. The BLM has stated that conserving sagebrush habitat will be an important consideration in the BLM review of proposed coal mines or coal mine expansions. The plans also recommend that the Secretary of the Interior withdraw 10 million acres from hardrock mining for up to 20 years. The BLM is beginning that separate, public withdrawal process by putting in place a temporary, two-year prohibition for new hardrock mining location and entry in certain areas. Our mines are not located within the areas that the BLM has designated for withdrawing from hardrock mining.

These and any similar future actions could result in more stringent requirements being issued by the BLM and other agencies involved in the leasing and permitting process.  The USFWS must review its 2015 decision to not list the sage grouse again in 2020.  Should more stringent protective measures be applied or if the greater sage-grouse is listed as a threatened species by the USFWS, this could significantly impair our ability to conduct our mining operations or result in increased operating costs, heightened difficulty in obtaining future mining permits, or the need to implement additional mitigation measures.

Use of Explosives

Our surface mining operations are subject to numerous regulations relating to blasting activities.  Pursuant to these regulations, we incur costs to design and implement blast schedules and to conduct pre-blast surveys and blast monitoring.  In addition, the storage of explosives is subject to regulatory requirements.  For example, pursuant to a rule issued by the Department of Homeland Security in 2007, facilities in possession of chemicals of interest (including ammonium nitrate at certain threshold levels) are required to complete a screening review.  Our mines are low risk, Tier 4 facilities that are not subject to additional security plans.  In 2008, the Department of Homeland Security proposed regulation of ammonium nitrate under the ammonium nitrate security rule.  Many of the requirements of the rule would be duplicative of those in place under the Bureau of Alcohol Tobacco and Firearms, including registration and background checks.  Additional requirements may include tracking and verifications for each transaction related to ammonium nitrate.  A final rule has yet to be issued.  In December 2014, the OSM announced its decision to pursue a rulemaking to revise regulations under SMCRA, which will address all blast generated fumes and toxic gases.  OSM has not yet issued a proposed rule to address these blasts, and it is unclear if or when a proposed rule will be issued.  The outcome of these rulemakings could materially adversely impact our cost or ability to conduct our mining operations.

National Environmental Policy Act

NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions that have the potential to significantly impact the environment, such as issuing a permit or other approval. In the course of such evaluations, an agency will typically prepare an environmental assessment to assess the potential direct, indirect and cumulative impacts of a proposed project. Where the activities in question have significant impacts to the environment, the agency must prepare an EIS. Compliance with NEPA can be time-consuming and may result in the imposition of mitigation measures that could affect our mining costs and the amount of coal that we are able to produce from mines on federal lands, and may require public comment. Whether agencies have complied with NEPA is subject to protest, appeal or litigation, which can delay or halt projects. The NEPA review process, including potential disputes regarding the level of evaluation required for climate change impacts, may extend the time and/or increase the costs and difficulty for obtaining necessary governmental approvals, and may lead to litigation regarding the adequacy of the NEPA analysis, which could delay or potentially preclude the issuance of approvals or grant of leases.

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

Federal Power Act — Grid Reliability Proposal

Pursuant to a directive from the Secretary of the Department of Energy, in 2017, the Federal Energy Regulatory Commission (“FERC”) issued a notice of proposed rulemaking under the Federal Power Act regarding the valuation by regional electric grid system operators of the reliability and resilience attributes of electricity generation.  The rulemaking would have required the FERC to impose market rules that would allow certain cost recovery by electricity-generating units that maintain a 90-day fuel supply on-site and that are therefore capable of providing electricity during supply disruptions from emergencies, extreme weather or natural or man-made disasters.  Many coal-fired electricity generating plants could have qualified under this criteria and the cost recovery could have helped improve the economics of their operations.  However, in January 2018, the FERC terminated the proposed rulemaking, finding that it failed to satisfy the legal requirements of section 206 of the Federal Power Act, and initiated a new proceeding to further evaluate whether additional FERC action regarding resilience is appropriate. Should a version of this rule be adopted along the lines originally proposed, it could provide economic incentives for companies that produce electricity from coal, among other fuels, which could either slow or stabilize the trend in retiring coal-fired power plants and could thereby maintain certain levels of domestic demand for coal.  We cannot speculate on the timing or nature of any subsequent FERC or grid operator actions resulting from FERC’s decision to further study the issue of grid resiliency.

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

There have also been efforts in recent years affecting the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves.  In California, for example, legislation was signed into law in October 2015 that required California’s state pension funds to divest investments in companies that generate 50% or more of their revenue from coal mining by July 2017.  More recently, in December 2017, the Governor of New York announced that the New York Common Fund will immediately cease all new investments in entities with “significant fossil fuel activities,” and the World Bank announced that it will no longer finance upstream oil and gas after 2019, except in “exceptional circumstances.”  Other activist campaigns have urged banks to cease financing coal-driven businesses.  As a result, numerous major banks have enacted such policies.  The impact of such efforts may adversely affect the demand for and price of securities issued by us, and impact our access to the capital and financial markets.

Additional regulatory developments have been oriented at increasing the regulatory burden associated with mining coal and coal-fired generation.  Regulatory initiatives proposed, adopted, or enacted in the United States by previous administrations include: the MATS rule, the national emission standards for hazardous air pollutants boiler rules, the new source performance standards for fossil-fuel fired power plants, revisions to the nitrogen oxide and sulfur dioxide NAAQS, the CAIR rule, the Clean Power Plan, the regional haze program, regulation of CCR, revisions to the Corps’ Section 404 permitting regime, and OSM’s stream protection rule. See Item 1 “Business—Environmental and Other Regulatory Matters.”   Although the current administration is seeking to unwind many of these initiatives including through a series of executive orders and new regulations, any such actions are subject to judicial review in which the current administration may not prevail, and a future administration may adopt a different approach and pursue further rulemakings to undo or revise any such regulations. These and other governmental actions that directly or indirectly affect the coal mining industry and coal-fired power generation have made, and will continue to make, it more difficult and costly to mine and ship coal, and operate coal-fired assets.  Meanwhile, substantial government subsidies are available to fund various aspects of renewable power generation and supply, which may hurt our ability to compete against these alternative forms of electric generation.

In addition, several well-funded, non-governmental organizations have explicitly undertaken campaigns to minimize or eliminate the use of coal as a source of electricity generation.  For example, the goals of Sierra Club’s “Beyond Coal” campaign include retiring one-third of the nation’s coal-fired power plants by 2020, replacing retired coal plants with “clean energy solutions,” and “keeping coal in the ground.”  It has been reported that the Beyond Coal campaign has been funded by several high-profile, high-net-worth individuals and organizations, including approximately $80 million from Michael Bloomberg and his philanthropic foundation, Bloomberg Philanthropies.  In an effort to stop or delay coal mining activities, the Sierra Club and other activist groups have brought, and continue to bring, numerous lawsuits, including against the BLM to challenge not only the issuance of individual coal leases, but also the federal coal leasing program more broadly.  Other lawsuits continue to be brought challenging historical and pending regulatory approvals, permits and processes that are necessary to conduct coal mining operations or to operate coal-fueled power plants, including so-called “sue and settle” lawsuits where regulatory authorities in the past have reached private agreements with environmental activists that often involve additional regulatory restrictions or processes being implemented without formal rulemaking.

The net effect of these and other similar developments is to make it more costly and difficult to maintain our business and to continue to depress demand and pricing for our coal.  A substantial or extended decline in the prices we receive for our coal due to these or other factors could further reduce our revenue and profitability, cash flows, liquidity, and value of our coal reserves and result in losses.

Coal prices are subject to change based on a number of factors and thermal coal prices are currently depressed.  If thermal coal prices remain depressed, or if there is a substantial or extended decline in prices, it could materially reduce our revenue and profitability, cash flows, liquidity, and value of our coal reserves and result in losses.

Our revenue, results of operations, and the value of our coal reserves depend on the prices we receive for our coal and logistics services.  Over the last several years, prices for thermal coal have become more volatile and depressed due to an oversupply of coal and significantly reduced demand in the U.S. and various other countries.  The prices we receive for our coal and logistics services depend upon factors beyond our control, including:

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

•                  shareholder activism or activities by non-governmental organizations to restrict the use of coal;

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

If thermal coal prices remain depressed, or if there is a substantial or extended decline in the prices we receive for our coal and logistics services due to these or other factors, it could materially reduce our revenue and profitability, cash flows, liquidity, and value of our coal reserves and result in losses.

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

Government action requiring the use and dispatch of alternative energy sources and fuels or providing financing or incentives to encourage continuing technological advances and deployment in this area could further enable alternative energy sources to become more competitive with coal.  If alternative energy sources, such as hydroelectric, wind or solar, continue to become more cost-competitive, demand for coal could decrease and cause a decrease in the price of coal.

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

International customer demand for PRB coal, and the prices those customers may be willing to pay for PRB coal and related transportation services provided by our logistics business, can be affected by a variety of factors, including supplier diversity and security considerations, economic conditions and demand for electricity in the relevant locations, international energy and tax policies and regulatory requirements, and availability and pricing for thermal coal delivered from alternative international coal basins.  Further, our export sales are priced relative to various international coal indices adjusted for energy content and other quality and delivery criteria.  These indices are volatile and heavily influenced by Chinese and Indian thermal coal import demand.  For example, over the last five years, Newcastle prices have varied from a high of $109.69 per tonne to a low of $47.37 per tonne.  Similarly, Kalimantan 5000 prices have varied from a high of $77.00 per tonne to a low of $36.80 per tonne.  Fluctuations in these indices may be affected by a wide range of international supply and demand factors, including those listed above.  Our export sales may also be negatively impacted by currency exchange rate fluctuations that make coal from other countries more economical than PRB coal and provide competitive advantages to non-U.S. producers when the U.S. dollar is strong in comparison to those foreign currencies.  For example, the Newcastle and Kalimantan 5000 benchmark price indices are denominated in U.S. dollars.  If demand for exports declines or we are unable to secure a favorable price for the export of our coal and logistics services, our cash flows, profitability, liquidity, and results of operations may be materially adversely affected.

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

In addition, we have significant multi-year take-or-pay contracts for rail and terminal capacity related to our logistics services for export sales.  These contracts require us to pay for a minimum quantity of coal to be transported on the railway or through the terminal regardless of whether we sell any coal or the prices we receive for our coal or logistics services.  If we fail to make sufficient export sales to meet our minimum obligations under these take-or-pay contracts, we are still obligated to make payments to the railway or terminal, which could have a negative impact on our cash flows, profitability and results of operations.  As of December 31, 2017, we had take-or-pay commitments of $45.7 million that could be potentially payable if we fail to meet our minimum shipment obligations.  See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

The regulatory environment may also adversely impact our logistics business and future export sales.  For example, the ONRR previously finalized changes to how coal royalties are calculated for sales to affiliated entities, which could have adversely impacted export sales for vertically integrated mining and logistics entities, such as our logistics business, and placed vertically integrated entities at a competitive disadvantage compared to independent coal brokers.  Moreover, the ONRR proposal included a so-called “default provision”, which would have created further uncertainty as to how the ONRR would apply its proposed royalty rules to our export sales.  We, along with other energy industry companies and trade associations, filed litigation to challenge this ONRR rule.  The current administration delayed the effective date of the rule in

February 2017 before ultimately rescinding the rule in August 2017. The states of California and New Mexico have filed a legal challenge to the rescission of the ONRR rule in a federal district court in California and are seeking the reinstatement of the rule formerly adopted by the Obama administration.  Should the plaintiffs prevail in this litigation and obtain an order vacating the rescission of the ONRR rule, or should a similar rule be promulgated by this or a future administration, our business and revenues may be adversely affected.

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

As a result of ongoing depressed industry conditions and previous coal producer bankruptcy filings, the coal industry has experienced increased credit pressures that could result in demands for credit support by third parties or decisions by banks, surety bond providers, investors or other companies to reduce or eliminate their exposure to the coal industry, including our company.  These credit pressures could materially and adversely impact our liquidity and ability to meet our regulatory requirements.

Ongoing depressed industry conditions and previous coal producer bankruptcy filings have resulted in increased credit pressures on the coal industry.  These credit pressures include, for example, (a) vendors, suppliers, customers and other commercial counterparties seeking prepayments, security deposits, letters of credit and other credit protections, and (b) banks, surety bond providers, investors and other companies reducing or eliminating their exposure to the coal industry.  Although some of these credit pressures may be company-specific, many are directed to the coal industry in general due to the current overall negative investor sentiment toward the industry.  Any credit demands by third parties or refusals by banks, surety bond providers, investors or others to extend, renew or refinance credit on commercially reasonable terms may adversely impact our business, financial condition, results of operations, cash flows and liquidity.  In some cases, such as any collateral requirements imposed by surety bond providers to issue surety bonds that secure our future performance under various federal and state laws, our ability to meet regulatory requirements may also be adversely impacted if we are not able to satisfy cash or other collateral requirements.  As of December 31, 2017, there were approximately $422.9 million in third-party surety bonds outstanding to primarily secure the performance of our reclamation and lease obligations.

Our business, financial condition and results of operations may be adversely affected by unfavorable global or U.S. economic and market conditions.

In recent years, the global economic downturn, particularly with respect to the U.S. economy and various European and Asian economies, and global financial and credit market disruptions had a negative impact on us and the coal industry generally.  For example, the economic downturn in recent years has negatively impacted electricity demand and led to an oversupply of thermal coal and depressed prices.

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

Our coal customers primarily use our coal as fuel for electricity generation.  Overall economic activity and the associated demands for power by industrial users can have significant effects on overall electricity demand and can be caused by a number of factors.  An economic slowdown can significantly slow the growth of electricity demand and could result in reduced demand for coal.  For example, declines in the rate of international economic growth in countries such as China, India or other developing countries could further negatively impact the demand for U.S. coal and result in a continuing oversupply of coal.  Weather patterns can also greatly affect electricity demand.  Extreme temperatures, both hot and cold, cause increased power usage and, therefore, increase generating requirements from all sources.  Mild temperatures, on the other hand, result in lower electrical demand, which allows generators to choose the sources of power generation when deciding which generation sources to dispatch.  For example, the unusually warm winter of 2015/2016 led to low natural gas heating demand at a time of high gas production.  This in turn led to low natural gas prices and substitution of gas for coal.  When gas prices rose, this substitution of PRB coal decreased, but not enough to offset the increased utility coal stockpiles during this period, which lead to a reduction in utility coal contracting and depressed thermal coal prices.  Decreases in coal demand for these or other reasons could cause further downward pressure on coal prices and would negatively impact our results of operations.

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

Any significant delay in acquiring reserves could negatively impact our production rate.  We will need to acquire additional coal reserves that can be mined on an economically recoverable basis to maintain our production capacity and competitive position.  We may be unable to mine future reserves at profitability levels achieved at times in the past.  The price we receive for our coal also impacts how economically we can recover our existing coal.  Our ability to develop economically recoverable reserves will be materially adversely impacted if prices for thermal coal sold remain depressed or decrease significantly.

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

Increased opposition from non-governmental organizations and other third parties may also lengthen, delay or adversely impact the LBA process, which may result in difficulties in obtaining leases or impact our ability to mine the coal subject to those leases and/or delay our access to mine the coal.  See Note 17 of Notes to Consolidated Financial Statements in Item 8 for a discussion regarding certain challenges by environmental activist groups against potential lease modifications and other regulatory processes relating to our mines.

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

After we acquire coal, we are required to obtain a permit to mine the coal through the applicable state agencies before we are allowed to begin mining.  In part, the permitting requirements provide that, under certain circumstances, we must obtain surface owner consent if the surface estate has been split from the mineral estate, which is commonly known as a “split estate.” We have in the past and may in the future be required to negotiate with multiple parties for the surface access that overlies coal we acquired.  If we are unable to successfully negotiate surface access with any of these surface owners, or do so on commercially reasonable terms, we may be denied a permit to mine some of the coal we have acquired or may find that we cannot mine the coal at a profit or at all.  If we are denied a permit, this would create significant delays and restrictions in our mining operations and materially adversely impact our business and results of operations.  Furthermore, if we determine to alter our plans to mine around the affected areas, we could incur significant additional costs to do so, which could increase our operating expenses considerably and could materially adversely affect our results of operations.  Failure to successfully negotiate access for surface rights overlying coal that we control in a timely manner may also result in significant accounting charges, which could have a material adverse impact on our results of operations.

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

We may not recover our investments in our mining, exploration, port access rights, development projects, and other assets, which may require us to recognize impairment charges related to those assets.

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

•                  disputes or difficulties with counterparties for our development projects; and

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

As a mining company, we must obtain a number of permits and licenses from various federal, state and local agencies and regulatory bodies that impose strict regulations on environmental and operational matters in connection with our coal operations, including restricting the number of tons we may mine under our air quality permits.  We are also subject to strict regulatory requirements and oversight for our Sequatchie Valley reclamation property in Tennessee.  These rules, and the interpretations of these rules, are complex, change frequently and are often subject to discretionary interpretations by the regulators, all of which make compliance more difficult or impractical, and may possibly preclude the continuance of ongoing operations, impact the development of future mining operations, restrict the amount of our production, or subject us to significant fines and penalties.

The public, including non-governmental organizations, anti-mining groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and EISs prepared in connection with applicable regulatory processes.  These groups may also participate in the permitting and licensing process, including bringing citizens’ lawsuits to challenge the issuance of permits, the validity of an EIS or performance of mining activities, which can create delay and uncertainty in acquiring permits and mining the coal underlying our leases.  Refer to Note 17 of Notes to Consolidated Financial Statements in Item 8 for a discussion regarding certain challenges by environmental activist groups against regulatory permits and approvals for our mines.  These challenges seek to vacate prior regulatory decisions and authorizations that are legally required for some or all of our current or planned mining activities.  If we are required to reduce or modify our mining activities as a result of these challenges, the impact could have a material adverse effect on our shipments, financial results and liquidity, and could result in claims from third parties if we are unable to meet our commitments under pre-existing commercial agreements as a result of any such required reductions or modifications to our mining activities.

If our permits or licenses are not issued or renewed in a timely fashion or at all, or if permits issued or renewed are conditioned in a manner that restricts our ability to efficiently and economically conduct our mining activities, or if we are found to have violated any permitting or regulatory requirements, we could suffer a material reduction in our production, an impairment of our mineral rights, significant fines and penalties, and our cash flows or profitability could be materially adversely affected.

Existing and future legislation, treaties, regulatory requirements and public concerns relating to GHG emissions could negatively affect our customers and further reduce the demand for coal as a fuel source, causing coal prices and sales of our coal to materially decline.

Global climate change initiatives and public perceptions regarding fossil fuels have resulted, and are expected to continue to result, in decreased coal-fired power plant capacity and utilization, phasing out and closing many existing coal-fired power plants, reducing or eliminating construction of new coal-fired power plants in the United States and certain other countries, increased costs to mine coal and decreased demand and prices for thermal coal, including PRB coal. See Item 1 “Business—Environmental and Other Regulatory Matters—Global Climate Change.”

There are three important sources of GHGs associated with the coal industry.  The end use of our coal in electricity generation is the largest of the three sources of GHGs.  Combustion of fuel for mining equipment used in coal production is another source of GHGs.  In addition, coal mining can release methane, a GHG, directly into the atmosphere.  These emissions from coal consumption and production are subject to pending and proposed regulations as part of regulatory initiatives to address global climate change and global warming.  Various international, federal, regional and state proposals are being considered to limit emissions of GHGs, including possible future U.S. treaty commitments, new federal or state legislation that may, among other things establish a cap-and-trade regime, and regulation under existing environmental laws by the EPA and other regulatory agencies.  For example, the United States recently joined nearly 200 other nations in an agreement to voluntarily limit GHG emissions.  Although the United States has since announced its intention to withdraw from the agreement, certain U.S. cities and states have announced their intention to satisfy their proportionate obligations under the agreement.  These and other voluntary pledges could further decrease demand and pricing for our coal.  Future regulation of GHG emissions may require additional controls on, or the closure of, coal-fired power plants and industrial boilers or may restrict the construction of new coal-fired power plants.  For example, the EPA released the CPP, which requires reductions in emissions from existing power plants, as well as new source performance standards for GHG emissions for new coal and oil-fired power plants, which require partial carbon capture and sequestration.  See “Risks Related to Our Business and Industry— Our long-term growth may be materially adversely impacted if economic, commercially available carbon capture technology for power plants is not developed and adopted in a timely manner.”  These regulatory initiatives may increase our costs and decrease demand and pricing for our coal and logistics services, and may lead to increased demand for domestic electricity fired by natural gas because gas-fired plants are cheaper to construct, and permits to construct these plants can be easier to obtain.

The permitting of new coal-fired power plants has also recently been contested, at times successfully, by state regulators and environmental organizations due to concerns related to GHG emissions from the new plants.  Private litigation has also been brought against industry participants based on GHG-related concerns.  The U.S. Supreme Court held that federal common law provides no basis for public nuisance claims against utilities due to their carbon dioxide emissions, but tort-type liabilities and other GHG-related claims against utilities and energy producers may be asserted.  For example, in 2011 residents and property owners along the Mississippi Gulf coast filed litigation against approximately 90 companies in energy, fossil fuels and chemical industries, including PRB and other domestic coal companies, alleging that the defendants caused the emission of GHGs that contributed to global warming, which in turn caused a rise in sea levels and added to the ferocity of Hurricane Katrina in 2005, which combined to destroy the plaintiffs’ property.  The lawsuit was dismissed by the Federal District Court in 2012 and the dismissal was affirmed by the Fifth Circuit Court of Appeals in May 2013.  However, if other GHG-related litigation, such as the California Climate Change Litigation, is successful, the coal industry and our company may be materially adversely impacted.  For a discussion of the California Climate Change Litigation, see Note 17 of Notes to the Consolidated Financial Statements in Item 8.

Extensive environmental laws, including existing and potential future legislation, treaties and regulatory requirements relating to air emissions, affect our customers and could further reduce the demand for coal as a fuel source and cause coal prices and sales of our coal to materially decline.

The operations of our customers are subject to extensive environmental regulation particularly with respect to air emissions.  For example, CSAPR initially requires 28 states in the Midwest and eastern seaboard of the U.S. to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states.  In August 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated CSAPR and ordered the EPA to continue enforcing CAIR.  The U.S. Supreme Court reversed the D.C. Circuit’s vacation of CSAPR, and the D.C. Circuit granted a request by the EPA to lift the stay of the rule.  Subsequently, in November 2014, the EPA issued an interim final rule reconciling the CSAPR rule with the Court’s order to lift the stay, calling for Phase 1 implementation in 2015 and Phase 2 implementation in 2017.  In September 2016, the EPA finalized an update to the CSAPR ozone season program by issuing the Final CSAPR Update.  CSAPR is one of a number of significant regulations that the EPA has issued or expects to issue that will impose more stringent requirements relating to air, water and waste controls on electric generating units.  These rules include the EPA’s requirements for CCR management, which were finalized in December 2014 and further regulate the handling of wastes from the combustion of coal.  In addition, in March 2013, the EPA formally adopted a revised final rule to reduce emissions of toxic air pollutants from power plants.  Specifically, MATS for power plants will reduce emissions from new and existing coal- and oil-fired electric utility steam generating units.  In June 2015, the U.S. Supreme Court struck down the MATS rule based on the EPA’s failure to take costs into consideration and remanded the case back to the D.C. Circuit.  The D.C. Circuit remanded the rule to the EPA.  In April 2016, the EPA issued a final finding that it is appropriate and necessary to set standards for emissions of air toxics from coal- and oil-fired power plants.

Considerable uncertainty is associated with air emissions initiatives.  Under the previous administration, new regulations were in the process of being developed, and many existing and potential regulatory initiatives are subject to review by federal or state agencies or the courts or have been targeted for rescission by the current administration.  Stringent air emissions limitations are either in place or are likely to be imposed in the short to medium term, and these limitations will likely require significant emissions control expenditures for many coal-fired power plants.  As a result, these power plants may switch to other fuels that generate fewer of these emissions or may install more effective pollution control equipment that reduces the need for low-sulfur coal.  Any further switching of fuel sources away from coal, closure of existing coal-fired power plants, or reduced construction of new coal-fired power plants could have a material adverse effect on demand for, and prices received for, our coal.  Alternatively, less stringent air emissions limitations, particularly related to sulfur, to the extent enacted, could make low-sulfur coal less attractive, which could also have a material adverse effect on the demand for, and prices received for, our coal.  See Item 1 “Business—Environmental and Other Regulatory Matters.”

Our mining operations are subject to extensive environmental, health, safety or other laws and regulations that could materially increase our costs or limit our ability to produce and sell coal.

Our mining operations, including our Sequatchie Valley reclamation property in Tennessee, are subject to extensive federal, state and local environmental, health and safety, transportation, labor and other laws and regulations. See Item 1 “Business—Environmental and Other Regulatory Matters.”  Examples include those relating to:

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

MSHA is responsible for monitoring compliance with federal mine health and safety standards at our mines.  MSHA has various enforcement tools that it can use, including the issuance of citations resulting in monetary penalties and orders of withdrawal from a mine or part of a mine.  Since the April 2010 explosion at Massey Energy Company’s (previously acquired by Alpha Natural Resources) Upper Big Branch Mine, increased scrutiny has been placed on the mining industry and has had significant impacts on the regulation of mine safety matters at the federal and state levels.  For example, federal authorities have announced additional targeted inspections of coal mines to evaluate several safety concerns, including the accumulation of coal dust and the proper ventilation of gases such as methane.  Federal authorities are also frequently proposing changes to mine safety rules and regulations, which could potentially result in additional or enhanced required safety equipment, more frequent mine inspections, stricter and more thorough enforcement practices and enhanced reporting requirements.  Any new environmental and/or health and safety requirements may be replicated in the states in which we operate and could increase our operating costs or otherwise prevent, delay or reduce our planned production, any of which could adversely affect our financial condition, results of operations and cash flows.

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

We pay federal, state and private royalties and federal, state and county severance and production taxes on the coal we sell.  A substantial portion of our royalties, severance, and production taxes are levied as a percentage of gross revenue with the remaining levied on a per ton basis.  For example, we pay production royalties of 12.5% of gross proceeds to the federal government on all coal sold at the mine sites.  We incurred royalties and severance and production taxes totaling $209.2 million, $208.7 million and $277.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The calculations used to determine royalty or severance and production tax payments can be complex and subject to interpretation, making it difficult in some cases to estimate such payments.  If royalties or severance and production tax rates were to significantly increase, or if the methodology by which the government agencies assess royalties or severance and production tax rates materially changes, our results of operations could be materially adversely affected.  See Note 17 of Notes to Consolidated Financial Statements in Item 8.  Examples that could materially adversely affect our results include:

•                  the federal government could again seek to significantly alter the method for valuing royalty payments;

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

Federal and state laws require us to secure the performance of certain long-term obligations, such as mine closure costs, reclamation costs, and federal and state workers’ compensation costs, including black lung.  The primary methods we use to meet those obligations are to provide a third-party surety bond or a letter of credit.  As of December 31, 2017, we had outstanding surety bonds with third parties of $422.9 million.  Surety bond issuers and holders may demand additional collateral, unfavorable terms or higher fees.  Recently, there has been heightened regulatory pressure on reclamation bonding and self-bonding in particular.  Our failure to retain, or inability to acquire, surety bonds or letters of credit or to provide a suitable alternative could adversely affect our ability to mine or lease coal, which would materially adversely affect our business and results of operations.  That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety bonds and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of any credit arrangements then in place.  In addition, as a result of increased credit pressures on the coal industry, it is possible that surety bond providers could demand cash collateral as a condition to providing or maintaining surety bonds.  Any such demands, depending on the amount of any cash collateral required, could have a material adverse impact on our liquidity and financial position.  If we are unable to meet cash collateral requirements and cannot otherwise obtain or retain required surety bonds, we may be unable to satisfy legal requirements necessary to conduct our mining operations.

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

Furthermore, operating expenses at our mining locations are sensitive to changes in certain variable costs, including diesel fuel prices, which is one of our largest variable costs.  Our results depend on our ability to adequately control our costs, including diesel fuel.  Any increase in the price we pay for diesel fuel will have a negative impact on our results of operations.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Years Ended December 31, 2017, 2016, and 2015 —Cost of Product Sold” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.”

Our hedging activities for diesel fuel may prevent us from benefiting from cost price decreases.

Historically, we have entered into, and may in the future enter into, derivative financial instruments to help manage our exposure to market price changes to our diesel fuel costs, which were indexed to the West Texas Intermediate (“WTI”) crude oil price as quoted on the New York Mercantile Exchange.  As such, the nature of the derivative financial instruments did not directly offset market changes to our diesel fuel costs.

While any future hedge would provide us protection in the event of crude oil price increases, it would reduce our benefit when crude oil prices decrease below our floor and may require substantial payments by us to settle our financial instruments.  See Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk” and Note 6 of Notes to Consolidated Financial Statements in Item 8.

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

In addition, we have periodically used domestic coal futures contracts to help manage our exposure to market changes in domestic coal prices.  This type of hedge is designed to benefit us when prices change relative to our current open positions.  If there are significant and extended unfavorable price movements against our positions, our earnings and liquidity could be negatively impacted.  See Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk” and Note 6 of Notes to Consolidated Financial Statements in Item 8.

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

We have historically sold most of our coal under long-term coal sales agreements, which we generally define as contracts with a term of one to five years.  For the year ended December 31, 2017, approximately 87% of our revenue was derived from supply contracts with terms of one year or greater.  The prices for coal sold under these agreements are typically fixed for an agreed amount of time.  Pricing in some of these contracts is subject to certain adjustments in later years or under certain circumstances, and may be below the current market price for similar type coal at any given time, depending on the time frame of the contract.

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

For the year ended December 31, 2017, we derived approximately 21% of our total revenue from sales to our three largest customers and approximately 50% of our total revenue from sales to our ten largest customers.  We may be unsuccessful in obtaining and renewing coal sales agreements with these customers, and some or all of these customers could discontinue purchasing coal from us.  If any of these customers, particularly any of our three largest customers, was to significantly reduce the quantities of coal it purchases from us, or if we are unable to sell coal to these customers on terms as favorable to us, the results of our business would be adversely impacted.

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

To the extent our customers continue to shift away from long-term supply contracts, it will be more difficult to predict our future sales.  As a result, we may not have a market for our future production at acceptable prices.  The prices we receive in the spot market may be less than the contractual price an electric utility is willing to pay for a committed supply.  Furthermore, spot market prices tend to be more volatile than contractual prices, which could result in decreased revenue and profitability.  As of February 2018, we had approximately 45 million tons of committed sales for 2018 and 24 million tons for 2019, which is below our historical forward sales levels, leaving more coal left to be sold for those periods.

As a result of depressed thermal coal demand and competition from low priced natural gas, we received in the past, and may receive in the future, increased requests from customers to renegotiate, defer or cancel committed purchases under existing agreements.  If we are unable to resolve these customer requests on terms that preserve the amount and timing of our forecasted economic value, our anticipated cash flows, results and liquidity may be materially adversely impacted.

From time to time in the ordinary course of our business, customers may seek to renegotiate the terms of our coal sales agreements to reallocate certain committed volumes into future time periods, reduce or cancel committed volumes or make other adjustments to our coal sales agreements. We address these requests on a case-by-case basis and seek to reach mutually agreed resolutions of these requested modifications as part of managing our long-term customer relationships.  As a result of depressed thermal coal demand and competition from low priced natural gas, we have received in the past, and may receive in the future, increased requests from customers to renegotiate, defer or cancel committed purchases under existing agreements, as occurred in early 2016. If we are unable to resolve these customer requests on terms that preserve the amount and timing of our forecasted economic value, our anticipated cash flows, results and liquidity may be materially adversely impacted.

Demand for U.S. thermal coal has declined significantly in recent years and is increasingly subject to fluctuations due to summer cooling demand, winter heating demand, economic growth rates and other factors that impact demand for electricity. This has resulted in a reduction in long-term sales, less visibility into future shipment volumes and increased fluctuations in shipments and associated financial results from period to period.

As a result of regulatory, political, and public pressures against using coal to generate electricity, increased competition with low-cost natural gas, increased competition with taxpayer subsidized solar and wind generation, improving energy efficiency, and other factors, demand for U.S. thermal coal has declined significantly in recent years, supporting a lower percentage of baseload electricity demand, and is increasingly subject to fluctuations due to summer cooling demand, winter heating demand, economic growth rates and other factors that impact demand for electricity.  This has resulted in a reduction in long-term sales of thermal coal, less visibility into future shipment volumes and increased fluctuations in shipments and associated financial results from period to period.  Although we are seeking to adjust our business and cost structure to reflect lower and more variable demand for thermal coal and to address the adverse impact of these changing conditions on our financial performance, our business requires substantial fixed costs and long lead-time investment decisions and we may not be successful in adjusting to these changing conditions.

We are exposed to counterparty risk with our customers, trading partners, financial institutions and other parties with whom we conduct business.

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

Price adjustment, “price re-opener” and other similar provisions in our supply contracts may reduce the protection from short-term coal price volatility traditionally provided by these contracts.  Most of our contracts with mine customers and some of our contracts with logistics customers contain provisions that allow for the base price of our coal to be adjusted due to new statutes, ordinances or regulations that affect our costs related to performance.  Because these provisions only apply to the base price of coal, these terms may provide only limited protection due to changes in regulations.  Some of our contracts with mine customers also contain provisions that allow the purchase prices to be renegotiated at periodic intervals.  A price re-opener provision is one in which either party can renegotiate the price of the contract, sometimes at pre-determined times. Index provisions allow for the adjustment of the price based on a fixed formula.  These provisions may reduce the protection available under our contracts from short-term coal price volatility.  Our international contracts may contain a fixed price for the first year of the contract with future years’ prices to be negotiated at a specific point in time.  If the parties fail to satisfactorily negotiate a price, the contract could be terminated.  Any adjustment or renegotiations leading to a significantly lower contract price, or a termination of the contract, could result in decreased revenue.

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

Most of our coal sales agreements also contain provisions requiring us to deliver coal within certain ranges for specific coal characteristics, such as heat content, sulfur, ash and ash fusion temperature.  Failure to meet these specifications can result in economic penalties, including price adjustments, suspension, rejection or cancellation of deliveries or termination of the contracts.  A number of our contracts also contain clauses, which, in some cases, may allow customers to terminate the contract in the event of certain changes in environmental laws and regulations.

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

Terrorist attacks and threats, escalation of military activity or acts of war may have significant effects on general economic conditions, fluctuations in consumer confidence and spending, market liquidity, and disruptions to the domestic or international coal supply chains, each of which could negatively impact our business.  Furthermore, any such acts, which directly affect our customers and their business may have negative consequences to our own operations.  Strategic targets such as energy-related assets and transportation assets may be at greater risk of future terrorist attacks than other targets in the U.S. or in other countries.  Disruption or significant increases in energy prices could result in government-imposed price controls.  It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business and results of operations, including from delays or losses in transportation, decreased sales of our coal or extended collections from customers that are unable to timely pay us in accordance with the terms of their supply agreement.

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

As of December 31, 2017, we had consolidated indebtedness of $351.7 million.  We also have lease and royalty obligations related to our federal coal leases.  Our outstanding indebtedness could have important consequences such as:

•                  limiting our ability to obtain additional financing to fund growth, such as mergers and acquisitions; working capital; capital expenditures; debt service requirements; future LBAs; potential cash settlement of equity compensation awards, or other cash requirements;

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

•                  limiting our ability to compete effectively with companies that are not as leveraged and that may be better positioned to withstand economic downturns, including competitors who have become less leveraged when they emerged from bankruptcy;

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

Our ability to borrow is subject to the terms and conditions of our Credit Agreement.  The financial covenants are based on a monthly minimum liquidity covenant that requires us to maintain liquidity of not less than $125 million as of the last day of each month.  We had $507.9 million of liquidity under this measure as of December 31, 2017.  Our aggregate available borrowing capacity under the Credit Agreement and the Accounts Receivable Securitization Facility (“A/R Securitization Program”) was approximately $400.0 million as of December 31, 2017.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—A/R Securitization Program.”

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

Our Credit Agreement provides an important source of our overall liquidity.  We will need to extend or replace the Credit Agreement before its maturity in February 2019.  If we are unable to successfully extend or replace the Credit Agreement in a timely manner, our future financial condition and liquidity may be materially adversely affected.

Our Credit Agreement matures in February 2019.  Our ability to timely extend or replace our Credit Agreement in a sufficient amount, for a sufficient term and on commercially reasonable terms, or at all, may be adversely impacted by numerous other factors, including, our overall financial condition, results and financial projections, the amount and timing of our other obligations and liquidity needs, coal industry conditions in the U.S. and globally, investor sentiment toward the coal industry, the availability of credit and impact of anti-fossil fuel loan and investment restrictions imposed by traditional sources of credit and capital, general debt and capital markets conditions, U.S. and global economic conditions and other factors and circumstances existing at that time.

If we are unable to successfully extend or replace our Credit Agreement in a timely manner in a sufficient amount, for a sufficient term and on commercially reasonable terms, due to any of these or other factors, our future financial condition and liquidity may be materially adversely affected.

Other Risks Related to Our Corporate Structure and Common Stock

Our previous separation from Rio Tinto could subject us and our stockholders to any number of risks and uncertainties.  For example, Rio Tinto has provided notice that it is seeking indemnification under our master separation agreement of any indemnifiable liabilities arising from the climate change litigation in California against Rio Tinto and numerous other fossil fuel industry defendants.

We entered into various agreements with Rio Tinto and its affiliates in connection with the 2009 IPO and separation from Rio Tinto.  CPE Resources agreed to indemnify Rio Tinto for certain liabilities pursuant to these agreements.  As discussed in this Form 10-K in Note 17, “Commitments and Contingencies” of our Consolidated Financial Statements, certain Rio Tinto entities are named defendants in litigation filed in July 2017 by multiple California local governments in California state court, naming numerous fossil fuel companies as defendants (together, the “California Climate Change Litigation”).  The California Climate Change Litigation alleges, among other things, that defendants knowingly contributed to GHG emissions that have adversely impacted the environment, thereby creating financial liabilities for the plaintiffs and that defendants engaged in a coordinated effort to conceal and deny their own knowledge of those climate change threats, discredit scientific evidence and create doubt in the minds of customers, consumers, regulators, the media, journalists, teachers and the public about the consequences of the impacts of their alleged fossil fuel pollution.  Although Cloud Peak Energy is not named as a defendant, in August 2017, Rio Tinto provided Cloud Peak Energy with a notice seeking indemnification pursuant to our 2009 master separation agreement with Rio Tinto, which requires us to indemnify Rio Tinto for certain liabilities relating to our business conducted prior to and after the closing of our 2009 separation from Rio Tinto and may potentially include liabilities in connection with the California Climate Change Litigation.  Because the master separation agreement and other separation-related agreements were entered into while we were part of Rio Tinto, some of the terms of these agreements are likely less favorable to us than similar agreements negotiated between unaffiliated third parties.  Third parties may also seek to hold us responsible for liabilities of Rio Tinto that we did not assume in connection with the 2009 IPO and for which Rio Tinto agreed to indemnify us, including liabilities related to the Jacobs Ranch and Colowyo mines, as well as the uranium mining venture that we do not own.  If any of these liabilities are significant and we are ultimately held liable for them, we may not be able to recover the full amount of our losses from Rio Tinto.  Refer to the applicable exhibits listed in Item 15 of this Form 10-K for the complete terms and conditions of the principal outstanding agreements with Rio Tinto entered into in connection with our 2009 IPO.

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

Our stock price decreased from $9.26 per share on January 2, 2015 to $2.08 per share on December 31, 2015.  While it has increased to $4.21 per share on February 7, 2018, it could decline again.  Such decline could result from a variety of factors, including, among other things, actual or anticipated fluctuations in our operating results or financial condition, new laws or regulations or new interpretations of existing laws or regulations impacting our business, our customers’ businesses, or the coal transportation and logistics industry, sales of CPE Inc.’s common stock by our stockholders or by us, a downgrade or cessation in coverage from one or more of our analysts, broad market fluctuations and general economic conditions and any other factors described in this “Risk Factors” section of this Form 10-K.

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

Coal Reserves

As of December 31, 2017, we controlled approximately 1.0 billion tons of proven and probable coal reserves.  All of our proven and probable reserves are classified as thermal coal.

The following table summarizes the tonnage of our coal reserves that is classified as proven or probable, and assigned, as well as our property interest, as of December 31, 2017:

Mine	Proven Preserves	Probable Reserves	Total Proven & Probable Reserves	Assigned Reserves	Reserves Owned	Reserves Leased
	(nearest million, in tons)			(%)	(nearest million, in tons)
Antelope	405.3	84.4	489.7	100	—	489.7
Cordero Rojo	246.5	52.5	299.0	100	39.0	260.0
Spring Creek	217.9	17.3	235.2	100	—	235.2
Total (1)	869.7	154.2	1023.9		39.0	984.9

(1)                                 Totals reflect rounding.

The following table provides the “quality” (average sulfur content and average Btu per pound) of our coal reserves as of December 31, 2017:

Mine	Total Proven & Probable Reserves	Average Btu per lb (1)	Average Sulfur Content	Average Sulfur Content
	(nearest million, in tons)		(%)	(lbs SO2/ mmBtu)
Antelope	489.7	8,875	0.22	0.50
Cordero Rojo	299.0	8,425	0.28	0.66
Spring Creek	235.2	9,350	0.34	0.73
Total (2)	1023.9

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

We also control certain coal deposits that are contiguous to or near our primary reserve bases.  The tons in these deposits are classified as non-reserve coal deposits and are not included in our reported reserves.  These non-reserve coal deposits include:

•                        7.9 million tons near our Antelope Mine;

•                        53.2 million tons near our Cordero Rojo Mine;

•                        3.9 million tons near our Spring Creek Mine; and

•                        283.6 million tons at the Youngs Creek project.

Non-reserve coal deposits are not reserves under SEC Industry Guide 7.  Estimates of non-reserve coal deposits are subject to further exploration and development, are more speculative and may or may not be converted to future reserves of the company.

Our reserve and non-reserve coal deposit estimates as of December 31, 2017 were prepared by our staff of geologists and engineers, who have extensive experience in PRB coal.  These individuals are responsible for collecting and analyzing geologic data within and adjacent to leases controlled by us.  Our Manager, Geology is the technical person primarily responsible for the preparation of our reserves estimates.  He has a Bachelor of Science degree in Geology and over 10 years of industry experience with positions of increasing responsibility in mining geology and reserve determination.  He reports to our Director, Geological Services and Special Projects, who has a Bachelor of Science degree in Mining Engineering and over 30 years of industry experience with positions of increasing responsibility in coal quality and mine planning, operations, project evaluations, risk management, and technical management at CPE Inc.  The Director, Geological Services and Special Projects reports directly to our Senior Vice President, Technical Services.  An external review of our reserves and non-reserve coal deposit estimates is performed every two years.  The most recent review was performed for the year ended December 31, 2016 and was completed in January 2017 by John T. Boyd Company, mining and geological consultants.  The results verified our reserve and non-reserve coal deposit estimates for the year ended December 31, 2016.

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

After the environmental analysis or EIS has been issued and a recommendation has been published that supports the lease sale of the LBA tract, the BLM schedules a public competitive lease sale.  The BLM prepares an internal estimate of the fair market value of the coal that is based on its economic analysis and comparable sales analysis.  Prior to the lease sale, companies interested in acquiring the lease must send sealed bids to the BLM.  The bid amounts for the lease are payable in five annual installments, with the first 20% installment due when the mining operator submits its initial bid for an LBA.  Before the lease is approved by the BLM, the company must first furnish to the BLM an initial rental payment for the first year of rent along with either a bond for the next 20% annual installment payment for the bid amount, or an application for history of timely payment, in which case the BLM may waive the bond requirement if the company successfully meets all the qualifications of a timely payer.  The bids are opened at the lease sale.  If the BLM decides to grant a lease, the lease is awarded to the company that submitted the highest total bid meeting or exceeding the BLM’s fair market value estimate, which is not published.  The BLM, however, is not required to grant a lease even if it determines that a bid meeting or exceeding the fair market value of the coal has been submitted.  The winning bidder must also submit a report setting forth the nature and extent of its coal holdings to the U.S. Department of Justice for a 30-day antitrust review of the lease.  If the successful bidder was not the initial applicant, the BLM will refund the initial applicant certain fees it paid in connection with the application process, for example the fees associated with the environmental analysis or EIS, and the winning bidder will bear those costs.  Coal awarded through the LBA process and subject to federal leases is administered by the U.S. Department of the Interior under the Federal Coal Leasing Amendment Act of 1976.  Once the BLM has issued a lease, the company must next complete the permitting process before it can mine the coal.  See Item 1 “Business—Environmental and Other Regulatory Matters—Mining Permits and Approvals.”

The federal coal leasing process is designed to be a public process, giving stakeholders and other interested parties opportunities to comment on the BLM’s proposed and final actions and allow third-party comments.  Because of this, third parties, including NGOs, can challenge the BLM’s actions, which may delay the leasing process.  If these challenges prove successful or are litigated for a prolonged period of time, a coal company’s ability to bid on or acquire a new coal lease could be significantly delayed, or could cause the BLM to not offer a lease for bid at all.  In addition, these types of challenges create some uncertainty with respect to the timing of future LBA bids and lease acquisitions and may ultimately delay the leasing process or prevent mining operations.  Even after a lease has been issued and a successful bidder has paid installment money to the BLM, legal challenges may still seek to delay or prevent mining operations.  It is possible that subsequent EISs for other mines in the PRB currently underway but not yet final could be similarly challenged.  There also exists the possibility of similar challenges to the permitting and licensing process, which is also a public process designed to allow public comments.  The BLM also allows for small tracts of coal to be acquired through the LBM leasing process.  An LBM is a non-competitive leasing process and is used in circumstances where a lessee is seeking to modify an existing federal coal lease by adding less than 960 acres in a configuration that is deemed non-competitive to other coal operators.  For example, in December 2012, we applied for two separate LBMs with the BLM:  one at the Spring Creek Mine and one at the Antelope Mine.  A Decision Record to issue the Antelope LBM was made by the BLM and was appealed by certain environmental groups.  In early 2018, we received re-approval for the Antelope LBM.  In February 2018, the BLM’s re-approval was challenged by three environmental groups.  See Note 17 of Notes to Consolidated Financial Statements in Item 8 for further information.  The Spring Creek application is being processed by the BLM.

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

We acquired rights to significant coal deposits when we completed the acquisition of the Youngs Creek project, a non-operating mine in Northeast Wyoming in the Northern PRB, whereby we acquired rights to 283.6 million tons of non-reserve coal deposits along with significant related surface assets.  We also announced in 2013 that we signed an option agreement and a corresponding exploration agreement with the Crow Tribe of Indians for the exploration and potential development of significant coal resources on the Crow Indian Reservation in southeast Montana in the Northern PRB region.  See Item 1, “Business—Development Projects—Youngs Creek Project”.  Subject to market conditions, our industry outlook, and other factors, we intend to continue to seek opportunities to acquire additional coal through the federal leasing process as well as through private transactions with third parties or sovereign nations such as the Crow Tribe of Indians.

Office Space

Our corporate headquarters is located in Gillette, Wyoming, where we own approximately 32,000 square feet of office space.  In addition, we lease approximately 28,000 square feet of office space in Broomfield, Colorado under a lease that expires in February 2021.  As of December 31, 2017, all of our long-lived assets were located in the U.S.  See Note 21 of Notes to Consolidated Financial Statements in Item 8.

Item 3.  Legal Proceedings.

For a discussion of legal proceedings, please see Note 17 of Notes to the Consolidated Financial Statements in Item 8.

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

	High	Low
Fiscal Year 2017
Fourth Quarter 2017	$4.65	$3.54
Third Quarter 2017	$3.95	$2.78
Second Quarter 2017	$4.94	$2.91
First Quarter 2017	$6.30	$3.68

Fiscal Year 2016
Fourth Quarter 2016	$8.04	$4.80
Third Quarter 2016	$5.44	$2.03
Second Quarter 2016	$2.73	$1.64
First Quarter 2016	$2.28	$1.08

The last reported sale price of our common stock on the NYSE on December 29, 2017 was $4.45 per share. As of the close of business on February 7, 2018, there were 89 holders of record of our common stock.

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

Stock Performance Graph

The following performance graph compares the cumulative total return on CPE Inc.’s common stock with the cumulative total return of the following indices: (i) the Standard & Poor’s (“S&P”) MidCap 400 stock index and (ii) the Custom Composite Index.  The Custom Composite Index is comprised of the peer group that is associated with our performance-based share units issued under our Long Term Incentive Plan.  As of December 31, 2017, this group was comprised of Alliance Resource Partners LP, Antero Resources Corporation, Arch Coal, Inc., Cabot Oil & Gas Corporation, CNX Coal Resources LP, EQT Corporation, Foresight Energy LP, Hallador Energy Company, Natural Resource Partners L.P., Noble Energy, Inc., Range Resources Corporation, Rhino Resource Partners LP, SM Energy Company, SunCoke Energy Inc., Westmoreland Coal Company, and Whiting Petroleum Corp.  Each year the compensation committee of our Board of Directors reviews this group and makes changes if deemed appropriate in the judgment of the compensation committee.  In 2017, CONSOL Energy Inc. was removed from the Custom Composite Index and replaced by CNX Coal Resources LP, the company that was spun off from CONSOL Energy Inc.  In addition, Newfield Exploration Co., and Peabody Energy Corporation were removed from the Custom Composite Index.  Newfield Exploration Co. was removed because of its low stock price correlation, while Peabody Energy Corporation was removed as it was not publicly traded at the time.  To replace these companies, Arch Coal, Inc. and Natural Resource Partners L.P. were added.

The graph assumes that you invested $100 in CPE Inc.’s common stock and in each index at the closing price on December 31, 2012, that all dividends, if any, were reinvested and that you continued to hold your investment through December 31, 2017.

These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of CPE Inc.’s common stock.

Company/ Market/ Peer Group	2012	2013	2014	2015	2016	2017
CPE Inc.	$100.00	$93.12	$47.49	$10.76	$29.02	$23.02
S&P MidCap 400 Index	$100.00	$133.50	$146.54	$143.35	$173.08	$201.20
New Custom Composite (1)	$100.00	$142.64	$100.08	$55.36	$71.46	$59.55
Old Custom Composite (2)	$100.00	$132.55	$95.06	$51.91	$68.02	$56.65

(1)                                 Reflects the Custom Composite Index as of December 31, 2017.

(2)                                 Reflects the Custom Composite Index as of December 31, 2016.

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

Issuer Purchases of Equity Securities

The table below represents information pursuant to Item 703 of Regulation S-K regarding all share repurchases for the three-month period ended December 31, 2017:

(d)
	(a) Total Number of Shares Purchased (1)	(b) Average Price per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be purchased under the Plans or Programs
October 1 through October 31, 2017	—	$—	—	N/A
November 1 through November 30, 2017	—	$—	—	N/A
December 1 through December 31, 2017	—	$—	—	N/A

(1)                                 Represents any shares withheld to cover withholding taxes upon the vesting of restricted stock.

Item 6.  Selected Financial Data.

The following tables set forth our selected consolidated financial and other data on a historical basis.  The information below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” included elsewhere in this report.

We have derived the historical consolidated financial data as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017 from our Audited Consolidated Financial Statements included in Item 8 of this report.  We have derived the historical Consolidated Balance Sheets data as of December 31, 2015, 2014, and 2013 and the historical Consolidated Statements of Operations (Loss) data for the years ended December 31, 2014 and 2013 from our Audited Consolidated Financial Statements not included in this report.

Selected Consolidated Financial and Other Data

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data	(in millions, except per share amounts)
Revenue	$887.7	$800.4	$1,124.1	$1,324.0	$1,396.1
Operating income (loss)	$4.9	$67.3	$(81.4)	$131.8	$112.4
Net income (loss)	$(6.6)	$21.8	$(204.9)	$79.0	$52.0
Income (loss) per common share - basic	$(0.09)	$0.36	$(3.36)	$1.30	$0.86
Income (loss) per common share - diluted	$(0.09)	$0.35	$(3.36)	$1.29	$0.85

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data	(in millions)
Cash and cash equivalents	$107.9	$83.7	$89.3	$168.7	$231.6
Investments in marketable securities	$—	$—	$—	$—	$80.7
Property, plant and equipment, net	$1,365.8	$1,432.4	$1,488.4	$1,589.1	$1,654.0
Total assets	$1,698.7	$1,714.8	$1,802.2	$2,151.2	$2,348.5
Long-term debt	$405.3	$475.0	$491.2	$489.7	$588.1
Federal coal leases obligations	$—	$—	$—	$64.0	$122.9
Capital leases	$4.9	$7.6	$8.9	$9.0	$9.5
Total liabilities	$690.9	$763.1	$914.3	$1,063.3	$1,346.5
Total equity (1)	$1,007.8	$951.7	$887.9	$1,087.8	$1,002.0

	Year Ended December 31,
	2017	2016	2015	2014	2013
Other Data	(in millions)
Adjusted EBITDA (2)	$104.9	$98.6	$123.8	$201.9	$218.6
Asian export tons—Logistics and Related Activities	4.2	0.6	3.6	4.0	4.7
Tons sold—Owned and Operated Mines (3)	57.4	58.5	75.1	85.9	86.0
Tons purchased and resold	0.3	0.3	0.3	0.1	1.5
Total tons sold	57.8	58.8	75.3	87.1	89.1

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

Overview

We are one of the largest producers of coal in the United States of America (“U.S.”) and the PRB, based on our 2017 coal sales.  We operate some of the safest mines in the coal industry.  According to the most current MSHA data, we have one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.  We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., where we own and operate three surface coal mines: the Antelope Mine, the Cordero Rojo Mine, and the Spring Creek Mine.

Our Antelope Mine and Cordero Rojo Mine are located in Wyoming and our Spring Creek Mine is located in Montana.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation.  In 2017, the coal we produced generated approximately 2% of the electricity produced in the U.S.  As of December 31, 2017, we controlled approximately 1.0 billion tons of proven and probable reserves.  We do not produce any metallurgical coal.  See Item 1. “Business—Mining Operations.”

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

The recently enacted tax legislation, commonly referred to as the “Tax Cuts and Jobs Act” (“TCJA”), made significant changes to U.S. tax laws, including (i) the reduction in the federal corporate tax rate, (ii) the elimination of the corporate alternative minimum tax (“AMT”) and the ability to offset regular tax liability or claim refunds for AMT credits carried forward, and (iii) imposing limitations on the deductibility of interest expense.  We have historically been subject to the AMT, under which taxes are imposed at a 20% rate on taxable income, subject to certain adjustments, and we have assumed that we would be subject to the AMT in future periods.  As such, the elimination of the AMT and reduction in the federal corporate tax rate to 21% does not have a material impact on our estimates for cash taxes payable in the next several years.  See Item 7. “Liquidity and Capital Resources—Liquidity” for further discussion.

For a discussion on the impact of new tax laws, see Note 15 of Notes to Consolidated Financial Statements in Item 8.

First Quarter 2017 Equity Offering and 2019 Notes Redemption

On February 28, 2017, we issued 13.5 million shares of common stock through a registered underwritten public offering and received proceeds, net of underwriting discounts and commissions, of $64.7 million. We used the net proceeds from the offering to fund the full redemption of our remaining outstanding 8.50% Senior Notes due 2019 (the “2019 Notes”).

On March 31, 2017, we redeemed the 2019 Notes at a total cost of $64.5 million, reflecting a redemption price of 101.417% of the principal amount of $62.1 million, or $63.0 million, plus accrued and unpaid interest of $1.5 million.

Segment Information

Our reportable segments include Owned and Operated Mines and Logistics and Related Activities.  For a discussion of these segments, see Note 21 of Notes to Consolidated Financial Statements in Item 8.

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

•                  the revenue we receive for our logistics services; and

•                  the costs for logistics services, rail and port charges for coal sales made on a delivered basis, including demurrage and any take-or-pay charges.

The volume of coal that we sell in any given year is driven by global and domestic demand for coal-generated electric power.  Demand for coal-generated electric power may be affected by many factors including weather patterns, natural gas prices, railroad performance, the availability of coal-fired and alternative generating capacity and utilization, the closure of coal-fired power plants, environmental and legal challenges, political and regulatory factors, energy policies, international and domestic economic conditions, currency exchange rate fluctuations, and other factors discussed in this Item 7 and in Item 1A “Risk Factors.”

The price at which we sell our coal is a function of the demand for coal relative to the supply.  We typically seek to enter into multi-year contracts with our customers, which helps mitigate the risks associated with any short-term imbalance in supply and demand.  We have historically entered each year with expected production effectively fully sold.  This strategy helped us run our mines at predictable production rates, which improves control of operating costs.  In recent years, our business has become more variable and less predictable because utilities are adjusting their purchasing pattern based on natural gas prices, weather, and other factors and have also been increasingly purchasing coal for shorter terms.

As is common in the PRB, coal seams at our existing mines naturally deepen, resulting in additional overburden to be removed at additional cost.  We have experienced increased operating costs for longer haul distances, maintenance and supplies, and employee wages and salaries.  We have previously used derivative financial instruments to help manage our exposure to diesel fuel prices.  We entered into West Texas Intermediate (“WTI”) derivative financial instruments to hedge our diesel fuel costs in 2017 and 2016.  Historically, we have used WTI derivative financial instruments to manage certain exposures to diesel fuel prices. While currently we have no WTI derivative financial instruments in place, we expect to monitor the derivatives market and may use such derivatives in the future.

We incur significant capital expenditures to maintain, update and expand our mining equipment, surface land holdings and coal reserves.  As the costs of acquiring federal coal leases and associated surface rights increase, our depletion costs also increase.

The volume of coal sold on a delivered basis is influenced by international and domestic market conditions.  Coal sold on a delivered basis to customer-contracted destinations, including sales to Asian customers, involves us arranging and paying for logistics services, which can include rail, rail car hire, vessel chartering, and port charges, including any demurrage incurred and other costs.  These logistics costs are affected by volume, various scheduling considerations, and negotiated rates for rail and port services.  We have exposure to take-or-pay commitments for our rail and port committed capacities.

Current Considerations

Owned and Operated Mines Segment

Mine shipments to domestic customers were 53.1 million tons in 2017 as compared to 57.5 million tons in 2016.  During 2017, shipments in the second half of the year were similar to shipments in the first half, in contrast to historical trends whereby shipments in the second half of the year were higher than the first half.  Natural gas prices averaged approximately $3.00 per MMBtu during the year, as supply stabilized and a ramp-up of liquefied natural gas exports increased demand.  As of December 29, 2017, EIA data showed that natural gas inventories have declined by about 6%, compared to December 2016 levels.  Energy Ventures Analysis estimates there were 75 million tons of PRB coal inventories at utilities at the end of December 2017, a decline of 9 million tons from December 2016 levels.   With the colder weather at the start of 2018, customers continued to reduce stockpiles and we believe they will continue to layer in purchases during 2018 for in-year delivery.  Weather and natural gas prices remain key drivers to our results.

Logistics and Related Activities Segment

International thermal coal prices gained strength during the year due to import demand growth led by China, South Korea, and other Southeast Asian countries.  China has led the growth in imports of thermal coal, increasing its imports in 2017 by 18 million tonnes, or 11%, compared to 2016.  Chinese domestic production continued to rebound with an increase of approximately 146 million tonnes, or 4%, in 2017.  China’s strong domestic production and imports were driven by an increase in electric generation of nearly 7% in 2017, which was mostly supplied by coal-fired generation.  Recent cold weather in China appears to be strengthening import demand.  In South Korea, the commissioning of several new coal-fired units in 2016 and 2017 increased imports of thermal coal by approximately 16 million tonnes, or 17%, in 2017 compared to 2016.

2018 Outlook

We are currently anticipating slightly lower production in 2018 compared to what we experienced over the last two years, primarily due to weak demand for 8400 Btu coal, partially offset by higher export shipments.  We expect domestic coal prices and production levels to remain at or near current levels and then to begin improving as the oversupply of PRB coal diminishes.  Historically, our core cash mining costs, excluding royalties, production taxes, and fuel, have increased as a result of increasing strip ratios and haul distances.  Strip ratios increase as coal seams naturally deepen and require additional overburden removal, which is common in the PRB.  Haul distances increase as mining pits progress further from the load-out.  For 2018, our mine plans indicate that the strip ratio will increase more than recent years resulting in higher costs.  These anticipated higher costs and lower volumes will reduce the contribution from the Owned and Operated Mines segment in 2018.

We exported 1.1 million tons during the fourth quarter 2017 and finished 2017 with 4.2 million tons of exports.  Pricing remains favorable, and we expect export shipments of 5.5 million tons in 2018.  We have sold over 2.5 million tons for delivery in the first half of 2018.  The higher expected export volumes and pricing are anticipated to partially offset the lower expected contribution from the Owned and Operated Mines segment.

Lower domestic coal prices and lower production volumes, such as those experienced recently, may not only decrease our revenues and cash flows but also may reduce the amount of coal we can produce economically.  Lower coal prices may result in asset impairment charges on our long-lived assets, including development projects, due to reductions in the future cash flows associated with our Owned and Operated Mines.  If prices and demand should decline, or remain at current levels for an extended period of time, or not improve as expected, we may incur impairment charges with respect to certain of our long-lived assets.  Additional triggering events could include, but are not limited to, an impairment of coal reserves caused by continued declines in coal prices, increasing costs of production or regulatory changes that adversely impact coal-fired electricity generation.  See Item 1A “Risk Factors—Risks Related to Our Business and Industry—We may not recover our investments in our mining, exploration, port access rights, development projects, and other assets, which may require us to recognize impairment charges related to those assets.”

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

In addition, the change in U.S. Presidential Administrations in 2017 has resulted in a number of executive branch initiatives, some of which are discussed below, that seek to unwind the prior Administration’s fossil fuel actions and to promote development of U.S. natural resources and economic growth.  For instance, the current Administration issued Executive Order 13783 on promoting energy independence and economic growth, which, among other things, directed the United States Environmental Protection Agency (“EPA”) to review the Clean Power Plan (“CPP”) rules and also calls for the review of existing regulations that potentially burden the development or use of domestically produced energy resources.  This executive order further directed the Council on Environmental Quality (“CEQ”) to rescind its final guidance discussing how federal agencies should consider the effects of GHG emissions and climate change in their National Environmental Policy Act (“NEPA”) evaluations, which the CEQ did on April 5, 2017.  This guidance could have created additional delays and costs in the NEPA review process or in our operations, or even an inability to obtain necessary federal approvals for our operations, including due to the increased risk of legal challenges from environmental groups seeking additional analysis of climate impacts.  Nevertheless, because of the uncertainty associated with these initiatives and pending or anticipated legal challenges by certain environmental groups, states or others, we cannot predict the ultimate impact of the current Administration’s initiatives on future demand for coal or our financial results.

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

Judicial challenges were filed against the CPP.  On February 9, 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP before the United States Court of Appeals for the District of Columbia (“Circuit Court”) issued a final decision.  By its terms, this stay remains in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court if any certiorari petition is granted.  The stay suspends the rule, including the requirement that states submit their initial plans by September 2016.  The Supreme Court’s stay applies only to EPA’s regulations for CO2 emissions from existing power plants and does not affect EPA’s standards for new power plants, which are also subject to judicial challenges.  On the same day when Executive Order 13783 was issued, the EPA filed a motion in the Circuit Court requesting that the Circuit Court hold the case in abeyance while the EPA conducted the review of the CPP.  The Circuit Court granted the motion and ordered the parties to file a supplemental briefing regarding whether to remand the case to the EPA.

On October 10, 2017, EPA Administrator Pruitt announced that the EPA would seek to repeal the CPP in its entirety.  In connection with the proposed repeal, EPA issued an Advance Notice of Proposed Rulemaking (“ANPRM”) in December 2017 regarding emission guidelines to limit GHG emissions from existing electric utility generating units.  The ANPRM seeks comment regarding what the EPA should include in a potential new, existing-source regulation under the Clean Air Act of GHG emissions from electric utility generating units that it may propose.  Any final rule promulgated by the current Administration would be subject to further judicial review.  It is not clear what changes to the pending appeals, if any, will result from the EPA’s decision to seek repeal of the CPP in its entirety including whether the appellate process regarding the CPP will continue.  Were the CPP upheld so that the rule would be implemented in the current form, or if the ANPRM results in a different proposal to control GHG emissions from electric utility generating units, then demand for coal could, depending on the specific requirements of any new regulations, be further decreased, potentially significantly, and adversely impact our business.

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

On July 1, 2016 the DOI published the final Consolidated Federal Oil & Gas and Federal & Indian Coal Valuation Reform Rule (“2017 Valuation Rule”).  This rule was developed by the ONRR to significantly change the manner in which non-arm’s length sales of natural resources from federal lands are valued for royalty purposes by mandating a net-back calculation from the first third-party sale and introducing an uncertain default rule.  On February 27, 2017, the DOI postponed implementation of the 2017 Valuation Rule pending review of several petitions that had been filed to challenge the rule.

On August 7, 2017, the DOI followed through on its announced intention and issued a final rule to repeal the 2017 Valuation Rule in its entirety.  As previously indicated by DOI, the agency will return to the benchmarks, which have been consistently and successfully utilized by the energy industry since the late 1980’s.  The states of California and New Mexico have filed a legal challenge to the repeal of the 2017 Valuation Rule in a federal district court in California.  Their lawsuit seeks the reinstatement of the 2017 Valuation Rule.  If the court were to restore the 2017 Valuation Rule to legal effect and that ruling were not overturned on further appeal, that outcome could adversely impact export sales for vertically integrated mining and logistics entities such as Cloud Peak Energy Inc. and place vertically integrated entities at a competitive disadvantage to independent coal brokers or exporters of non-federal coal.

Years Ended December 31, 2017, 2016, and 2015

Summary

The following table summarizes key results (in millions):

	Year Ended December 31,
				Percent Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Total tons sold	57.8	58.8	75.3	(1.7)%	(21.9)%
Total revenue	$887.7	$800.4	$1,124.1	10.9	(28.8)
Net income (loss)	$(6.6)	$21.8	$(204.9)	(130.3)	110.6
Adjusted EBITDA (1)	$104.9	$98.6	$123.8	6.4	(20.4)

(1)                                 EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by U.S. GAAP.  A quantitative reconciliation of historical net income (loss) to Adjusted EBITDA is found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Results of Operations

Revenue

The following table presents Revenue (in millions, except per ton amounts):

	Year Ended December 31,			Percent Change

	2017	2016	2015	2017 vs 2016	2016 vs 2015
Owned and Operated Mines
Realized price per ton sold	$12.17	$12.40	$12.79	(1.9)%	(3.0)%
Tons sold	57.4	58.5	75.1	(1.9)	(22.1)

Coal revenue	$699.1	$725.4	$959.9	(3.6)	(24.4)
Other revenue	$16.8	$13.2	$14.7	27.3	(10.2)
Logistics and Related Activities
Total tons delivered	4.4	0.9	5.1	*	(82.4)
Asian export tons	4.2	0.6	3.6	*	(83.3)

Revenue	$222.5	$43.6	$185.8	*	(76.5)
Other
Revenue	$4.2	$30.3	$10.5	(86.1)	188.6
Eliminations of intersegment sales
Revenue	$(54.9)	$(12.1)	$(46.8)	*	74.1
Total Consolidated
Revenue	$887.7	$800.4	$1,124.1	10.9%	(28.8)%

*              Not meaningful

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue at our Owned and Operated Mines (in millions):

Year ended December 31, 2015	$959.9
Changes associated with volumes	(212.0)
Changes associated with prices	(22.5)
Year ended December 31, 2016	$725.4
Changes associated with volumes	(13.0)
Changes associated with prices	(13.3)
Year ended December 31, 2017	$699.1

Coal revenue decreased approximately 4% for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to fewer tons sold and lower realized prices.  Volumes decreased by approximately 2% for the year ended December 31, 2017 as a result of the mild weather experienced at the end of summer and into the beginning of winter, low natural gas prices, and higher customer stockpiles.  Realized prices decreased in 2017 as higher priced contracts from prior years expired and were replaced with lower-priced contracts consistent with the current pricing environment.  Other revenue increased for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to business interruption insurance proceeds of $3.1 million from a claim filed in 2016 related to lost tonnage due to a customer force majeure.

Coal revenue decreased approximately 24% for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to fewer tons sold.  Volumes decreased by approximately 22% as a result of the mild winter weather, low natural gas prices, and higher customer stockpiles.  Realized prices decreased as the domestic thermal coal market was depressed through much of 2016.

Logistics and Related Activities Segment

Our Asian delivered sales are priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria including the Newcastle benchmark price and the Kalimantan 5000.  Our delivered sales are generally priced at a range between 60% to 75% of the forward Newcastle price and at a smaller discount to the forward Kalimantan 5000 price due to quality and freight cost differentials.

Revenue increased more than fivefold for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to greater international shipments as a result of the recovery in international pricing for seaborne thermal coal, which allowed us to begin export shipments during the fourth quarter of 2016.  We made international shipments on 32 vessels for a total of 4.2 million tons in 2017 compared to 0.6 million tons on six vessels in 2016.

Revenue decreased approximately 77% for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to continued weak international prices for seaborne thermal coal through much of 2016.  Although three vessels were carried over from 2015 into the first quarter of 2016, there were no further international shipments until the fourth quarter of 2016 when pricing started to recover and we were able to ship an additional three vessels for a total of  0.6 million tons in 2016.

Other

Revenue decreased approximately 86% for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to a decrease of $27.3 million related to buyouts of customer coal contracts, as customers took their contracted coal in 2017.  This was partially offset by an increase of $1.2 million in broker revenue in 2017.

Revenue increased for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to an increase of $21.2 million related to buyouts of customer coal contracts, partially offset by a decrease of $0.7 million in broker revenue in 2016.

Cost of Product Sold

The following table presents Cost of product sold (in millions, except per ton amounts):

	Year Ended December 31,
				Percent Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Owned and Operated Mines
Average cost per ton sold	$9.78	$9.75	$9.81	0.3%	(0.6)%

Cost of product sold (produced coal)	$561.6	$570.5	$736.7	(1.6)	(22.6)
Other cost of product sold	$8.2	$12.1	$12.6	(32.2)	(4.0)
Logistics and Related Activities
Cost of product sold	$233.9	$72.6	$243.3	*	(70.2)
Other
Cost of product sold	$4.1	$2.7	$3.4	51.9	(20.6)
Eliminations of Intersegment Sales
Cost of product sold	$(55.1)	$(11.5)	$(45.4)	*	74.7
Total Consolidated
Cost of product sold	$752.7	$646.4	$950.6	16.4%	(32.0)%

*              Not meaningful

Owned and Operated Mines Segment

Cost of product sold decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, as a result of 1.1 million fewer tons of coal sold, which resulted in lower direct operating costs.  We saw significant decreases in labor, repairs and maintenance, and postretirement medical costs in 2017.  Labor was lower by nearly $10.0 million due to a decrease in headcount and benefits.  Repairs and maintenance decreased $4.0 million due to lower equipment hours, condition monitoring, and in-house repairs completed at our rebuild center.  Postretirement medical costs were lower by $3.0 million as a result of the plan change made in April 2016 and a full year of amortizing the negative prior service cost base.  These decreases were partially offset by a $9.0 million increase in diesel costs due to higher fuel prices in 2017.

Cost of product sold decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily as a result of 16.6 million fewer tons of coal sold, which resulted in lower direct operating costs.  We saw significant decreases in production taxes and royalties, repairs and maintenance, diesel costs, outside services and labor in 2016.  Repairs and maintenance decreased $24.0 million due to lower equipment hours, condition monitoring, and in-house repairs completed at our rebuild center.  Diesel costs were lower by $20.0 million as a result of lower fuel prices, combined with lower consumption from decreased fleet hours.  Outside services decreased $14.5 million as a result of performing more work in-house rather than using contractors.  Labor was lower by $14.4 million in part due to decreased headcount from the prior year related to our lower production.

Logistics and Related Activities Segment

Cost of product sold increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 due to our decision to resume export sales.  We entered into amended transportation agreements with Westshore and BNSF in the fourth quarter of 2015 to reduce our committed volumes to zero in exchange for upfront payments and quarterly payments.  In December 2016 and February 2017, we terminated our previous transportation agreements with Westshore and BNSF, respectively, and entered into new agreements.  We incurred $162.4 million and $51.5 million in costs under our logistics agreements with Westshore and BNSF, including amortization of $35.8 million and $32.7 million, during 2017 and 2016, respectively.  See Note 9 of our Notes to Consolidated Financial Statements for additional information on our transportation agreements.  We shipped 32 vessels during 2017 compared to six vessels in 2016.

Cost of product sold decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015 due to a reduction in the volume of Asia tons delivered.  Although three vessels were carried over from 2015 into the first quarter of 2016, there were no further international shipments until the fourth quarter of 2016, when pricing started to recover.

Other

Cost of product sold increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 due to increases in the cost of purchased coal for our broker deals.

Cost of product sold decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015 due to a decrease in the cost of purchased coal for our broker deals.

Operating Income (Loss)

The following table presents Operating income (loss) (in millions):

	Year Ended December 31,
				Percent Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Owned and Operated Mines
Operating income (loss)	$65.5	$125.5	$89.0	(47.8)%	41.0%
Logistics and Related Activities
Operating income (loss)	$(11.4)	$(28.9)	$(125.5)	60.6	77.0
Other
Operating income (loss)	$(49.3)	$(28.7)	$(43.5)	(71.8)	34.0
Eliminations of Intersegment Sales
Operating income (loss)	$0.1	$(0.6)	$(1.4)	116.7	57.1
Total Consolidated
Operating income (loss)	$4.9	$67.3	$(81.4)	(92.7)%	182.7%

Owned and Operated Mines Segment

Operating income decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, as a result of $41.9 million higher Depreciation and depletion primarily due to a $47.4 million increase to reclamation asset depreciation related to a decrease in the ARO liability at all three mine sites in 2016.  Additionally, we recognized mark-to-market losses on our domestic coal futures contracts and WTI derivative financial instruments of $2.7 million in 2017, as compared to gains of $8.1 million in 2016.  Finally, as previously discussed above, Revenue decreased $22.7 million.  This was partially offset by the decrease to Cost of product sold of $12.8 million, as discussed above, and a decrease of $2.6 million related to Impairments in 2016.

Operating income increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, as a result of $35.8 million lower Depreciation and depletion primarily due to a $28.6 million reduction to reclamation asset depreciation related to a decrease in the ARO liability at all three mine sites.  Additionally, we recognized mark-to-market gains on our domestic coal futures contracts and WTI derivative financial instruments of $8.1 million in 2016, as compared to losses of $24.6 million in 2015.  Finally, 2015 included a goodwill impairment charge of $33.4 million compared to an impairment of $2.6 million in 2016.  This was partially offset by the decrease to Revenue, as previously discussed above.

Logistics and Related Activities Segment

There were no factors other than those previously discussed for Revenue and Cost of product sold that influenced the decrease in the operating loss during the year ended December 31, 2017, as compared to the year ended December 31, 2016.

Operating loss decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, as a result of the decrease in Cost of product sold, as previously discussed above, the $58.2 million impairment of port access rights in 2015, $6.1 million fewer derivative losses and decreased amortization of $3.7 million due to the impairment of port access rights.  This was partially offset by the decrease in Revenue, as previously discussed above.

Other

Operating loss increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily as a result of the Revenue and Cost of product sold factors previously discussed above.  In addition, Depreciation and depletion was higher by $3.2 million.  This was partially offset by $4.6 million lower Debt restructuring costs related to the Exchange Offers (as defined below) on our senior notes in 2016, a decrease in Selling, general and administrative expenses (“SG&A”) of $3.4 million due to lower labor costs, and the absence of Impairments of $2.0 million in 2016.

Operating loss decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015 primarily as a result of the Revenue and Cost of product sold factors previously discussed above.  In addition, Depreciation and depletion was lower by $3.0 million.  This was partially offset by Debt restructuring costs of $4.7 million related to the

Exchange Offers on our senior notes, an increase in SG&A of $1.9 million due to higher stock compensation and bonus accrual expense, and Impairments of $2.0 million.

Other Income (Expense)

The following table presents Other income (expense) (in millions):

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Other income (expense)	$(41.8)	$(48.3)	$(47.3)	13.5%	(2.1)%

Other expense for the year ended December 31, 2017 decreased $6.5 million, as compared to the year ended December 31, 2016, primarily due to a decrease in interest expense related to the early retirement of the 2019 Notes, and the reduction in principal on our 2024 Notes.  These decreases were partially offset by an increase in interest expense related to the new 2021 Notes (as defined below), higher amortization of debt issuance costs, and increased interest related to undrawn letters of credit.

Other expense for the year ended December 31, 2016 remained similar to the year ended December 31, 2015 as lower imputed interest on our federal coal lease obligations was partially offset by increased amortization of deferred financing costs due to the write-off of $1.3 million related to the decrease in the Credit Agreement’s borrowing capacity.

Income Tax Provision

The following table presents Income tax benefit (expense) (in millions):

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs 2016		2016 vs 2015
Income tax benefit (expense)	$29.5	$2.2	$(77.4)	*	%	102.8%
Effective tax rate	80.0%	(11.7)%	(60.1)%	*	%	80.5%

*                                         Not meaningful

Our statutory income tax rate including state income taxes, for the years ended December 31, 2017, 2016, and 2015 was approximately 37%.

The difference between our statutory income tax rate and our effective income tax rate for the year ended December 31, 2017 is primarily the result of changes in federal tax laws and the change in valuation allowance to maintain the carrying amount of our deferred tax assets at zero.  The difference between our statutory rate and the effective rate for the year ended December 31, 2016 was primarily the result of the change in valuation allowance to reduce the carrying amount of our deferred tax assets to zero.  The difference between our statutory rate and the effective rate for the year ended December 31, 2015 was primarily the result of the increase to the valuation allowance to reduce the carrying amount of our deferred tax assets to zero.

In December 2016, we received an assessment from ONRR related to royalties paid on coal sales to international customers during the period 2008 — 2011.  We have appealed the Order and expect to prevail on the merits should the action move beyond our appeal, although there is inherent uncertainty in the litigation process and we cannot assure you that our appeal will be successful.

Liquidity and Capital Resources

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Cash and cash equivalents	$107.9	$83.7	$89.3

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations and borrowing capacity under our Credit Agreement (as defined below) and A/R Securitization Program (as defined below).  We also have a capital leasing program that could grow over time from its December 31, 2017 balance of $4.9 million for some of our capital equipment purchases subject to the conditions in the master lease agreement.  These programs provide flexibility and liquidity to our capital structure.  Additionally, we also periodically access debt and equity markets.  During the first quarter of 2017, we completed a public offering of 13.5 million additional shares of common stock and received proceeds, net of underwriting discounts and commissions, of $64.7 million.  We used these proceeds to fully redeem the 2019 Notes.

Cash balances depend on a number of factors, such as the volume of coal sold by our Owned and Operated Mines segment; the price for which we sell our coal; the costs of mining, including labor, repairs and maintenance, fuel and explosives; the amount of royalties, severance taxes, and other governmental levies that we pay; capital expenditures to acquire property, plant and equipment; the volume of deliveries coordinated by our Logistics and Related Activities segment to customer contracted destinations; the revenue we receive for our logistics services; demurrage and any take-or-pay charges; coal-fired electricity demand, regulatory changes and energy policies impacting our business; and other risks and uncertainties, including those discussed in Item 1A “Risk Factors.”  Ongoing depressed industry conditions have resulted in credit pressures on the coal industry.  Any credit demands by third parties or refusals by banks, surety bond providers, investors or others to extend, renew or refinance credit on commercially reasonable terms may adversely impact our business, financial condition, results of operations, cash flows, and liquidity.

Capital expenditures are necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and to add new equipment as necessary.  Capital expenditures (excluding capitalized interest) for the years ended December 31, 2017, 2016, and 2015 were $13.1 million, $33.6 million, and $37.7 million, respectively.  Our anticipated capital expenditures are expected to be between $15 million and $25 million in 2018, which we plan to fund through cash from operations.

Overview of Cash Transactions

We started 2017 with cash and cash equivalents of $83.7 million and concluded the year ended December 31, 2017 with $107.9 million.  The primary reasons for the increase were cash provided by operating activities of $52.0 million and net cash proceeds from the equity offering of  $64.4 million partially offset by the redemption of our outstanding 8.50% Senior Notes due 2019 (the “2019 Notes”) of $62.1 million, capital expenditures of $13.1 million, and the principal payments on the 2021 Notes (as defined below) of $12.4 million related to the deferred gain.

Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Beginning balance - cash and cash equivalents	$83.7	$89.3	$168.7
Net cash provided by operating activities	52.0	48.7	41.6
Net cash used in investing activities	(14.7)	(25.3)	(55.0)
Net cash used in financing activities	(13.1)	(29.0)	(66.0)
Ending balance - cash and cash equivalents	$107.9	$83.7	$89.3

The increase in cash provided by operating activities from 2016 to 2017 was primarily due to an increase in Net income (loss) as adjusted for non-cash items due to lower operating costs partially offset by a decrease in working capital, including $22.9 million in payments to Westshore and BNSF related to our amended logistics agreements.

The increase in cash provided by operating activities from 2015 to 2016 was primarily due to an increase in Net income (loss) as adjusted for non-cash items due to lower operating costs partially offset by a decrease in working capital, including $30.5 million in payments to Westshore and BNSF related to our amended logistics agreements.

The decrease in cash used in investing activities from 2016 to 2017 was primarily a result of a decrease in the purchases of property, plant and equipment of $20.5 million partially offset by the 2016 release of $8.5 million of restricted cash held in an escrow account with Westshore and recoveries from equipment loss in 2016 of $2.8 million.

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

The decrease in cash used in financing activities from 2016 to 2017 was primarily due to cash proceeds in 2017 of $64.4 million from the issuance of 13.5 million shares of common stock.  In addition, 2016 included the payment of $18.3 million of cash premium, $4.7 million in Debt restructuring costs, and $3.6 million in deferred financing costs all related to the Exchange Offers (as defined below) and the issuance of the 2021 Notes.  These were partially offset by $62.1 million for the redemption of our outstanding 2019 Notes and the principal payments on the 2021 Notes of $12.4 million related to the deferred gain.

The decrease in cash used in financing activities from 2015 to 2016 was primarily due to the final federal coal lease payment of $64.0 million in 2015 partially offset by the payment of $18.3 million of cash premium related to the Exchange Offers and the issuance of the 2021 Notes.

Fourth Quarter 2016 Exchange Offers

On October 17, 2016, our direct and indirect wholly-owned subsidiaries, CPE Resources and Cloud Peak Energy Finance Corp. (collectively, the “Issuers”), completed offers to exchange (the “Exchange Offers”) up to $400 million aggregate principal amount of their outstanding $300 million aggregate principal balance of the 2019 Notes and $200 million aggregate principal balance of 6.375% Senior Notes due 2024 (the “2024 Notes”, together with the 2019 Notes, the “Old Notes”) for new 12.00% Second Lien Senior Secured Notes due 2021 to be issued by the Issuers (the “2021 Notes”) and, in some cases, cash consideration, subject to the terms and conditions of the Exchange Offers.  The primary purposes of the Exchange Offers were to extend the maturity of the 2019 Notes to November 2021, to reduce leverage by capturing the trading discounts on the Old Notes and to further our ongoing efforts to provide sufficient liquidity to manage through depressed industry conditions and better position the capital structure to help facilitate a future extension of the Credit Agreement or new bank facility or other line of credit before the Credit Agreement terminates in February 2019.

Holders of $237.9 million aggregate principal amount of the 2019 Notes and $143.6 million aggregate principal amount of the 2024 Notes tendered such notes pursuant to the Exchange Offers.  On October 17, 2016, the Issuers accepted for exchange all such Old Notes validly tendered, issued $290.4 million aggregate principal amount of 2021 Notes, and made cash payments of $26.0 million in the aggregate (including $7.7 million in accrued and unpaid interest) to tendering holders of the Old Notes.  The transaction resulted in recognition of $4.7 million in expenses for the year ended December 31, 2016.  Upon completion of the Exchange Offers, $62.1 million aggregate principal amount of the 2019 Notes remained outstanding, while $56.4 million aggregate principal amount of the 2024 Notes remain outstanding.

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

First Quarter 2017 Equity Offering and 2019 Notes Redemption

On February 28, 2017, we issued 13.5 million shares of common stock through a registered underwritten public offering and received proceeds, net of underwriting discounts and commissions, of $64.7 million. We used the net proceeds from the offering to fund the full redemption of our remaining outstanding 2019 Notes. On March 31, 2017, we redeemed the 2019 Notes at a total cost of $64.5 million, reflecting a redemption price of 101.417% of the principal amount of $62.1 million, or $63.0 million, plus accrued and unpaid interest of $1.5 million.  In addition, we wrote off $0.7 million in deferred financing costs and original issue discount as of the redemption date.  The primary purpose of the redemption of the 2019 Notes was to reduce outstanding long-term debt and extend our nearest term maturity date to 2021.  The 2019 Notes bore interest at fixed annual rates of 8.50%.

Senior Notes

We refer to the 2021 Notes and the 2024 Notes collectively as the “senior notes.”  The 2021 Notes and 2024 Notes bear interest at fixed annual rates of 12.00% and 6.375%, respectively.  There are no mandatory redemption or sinking fund payments for the senior notes.  Interest payments are due semi-annually on May 1 and November 1 for the 2021 Notes and due semi-annually on March 15 and September 15 for the 2024 Notes.  We may redeem some or all of the 2021 Notes by paying specified redemption prices in excess of their principal amount, plus accrued and unpaid interest, if any, prior to November 1, 2020, or by paying their principal amount thereafter, plus accrued and unpaid interest, if any.  We may also redeem some or all of the 2024 Notes by paying specified redemption prices in excess of their principal amount, plus accrued and unpaid interest, if any, prior to March 15, 2022, or by paying their principal amount thereafter, plus accrued and unpaid interest, if any.

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

Accounts Receivable Securitization Program

In January 2013, we formed Cloud Peak Energy Receivables LLC, a special purpose, bankruptcy-remote wholly-owned subsidiary, to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer undivided interests of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  On February 11, 2013, we executed the Accounts Receivable Securitization Program (“A/R Securitization Program”) with a committed capacity of up to $75 million.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  On January 31, 2017, the A/R Securitization Program was amended to extend the term of the A/R Securitization Program to January 23, 2020, allow for the ability to issue letters of credit, and revise the maximum combined borrowing capacity for both cash and letters of credit to $70 million.  All other terms of the program remained substantially the same.  As of December 31, 2017, the A/R Securitization Program would have allowed for $21.9 million of borrowing capacity, which was less than the undrawn face amount of letters of credit outstanding under the A/R Securitization Program of $23 million as of December 31, 2017.  The $1.1 million difference between the borrowing capacity and the undrawn face amount of the letters of credit outstanding was cash-collateralized into a restricted cash account in early January 2018, thus bringing the borrowing capacity to zero.  There were no borrowings outstanding from the A/R Securitization Program as of December 31, 2017 or December 31, 2016.

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

As of December 31, 2017, we had no borrowings or letters of credit outstanding under the Credit Agreement.  As of December 31, 2016, there were no borrowings and the undrawn face amount of letters of credit outstanding under the Credit Agreement was $67.5 million.  We were in compliance with the covenants contained in the Credit Agreement as of December 31, 2017 and December 31, 2016.

We intend to extend or replace the Credit Agreement before its maturity in February 2019 and currently expect that any replacement facility will be significantly smaller than our current Credit Agreement.  See Item 1A “Risk Factors—Risks Related to Our Indebtedness and Liquidity—Our Credit Agreement provides an important source of our overall liquidity.  We will need to extend or replace the Credit agreement before its maturity in February 2019.  If we are unable to successfully extend or replace the Credit Agreement in a timely manner, our future financial condition and liquidity may be materially adversely affected.”

Liquidity

During the first quarter of 2017, we completed a public offering of 13.5 million additional shares of common stock and received proceeds, net of underwriting discounts and commissions, of $64.7 million.  We used these proceeds to fully redeem the 2019 Notes in the first quarter of 2017.

Our aggregate availability for borrowing under the Credit Agreement and the A/R Securitization Program was approximately $400.0 million as of December 31, 2017.  Our total liquidity, which includes cash and cash equivalents and amounts available under both our Credit Agreement and the A/R Securitization Program, was $507.9 million as of December 31, 2017.

As of December 31, 2017, there were no letters of credit outstanding under the Credit Agreement.  There were $23 million undrawn face amount of letters of credit outstanding under the A/R Securitization Program as of December 31, 2017, a decrease in total letters of credit outstanding of $44.5 million from December 31, 2016, due to a decrease in the amount of surety bonds required as well as lower collateral required for bonding.

TCJA made significant changes to U.S. tax laws.  The material immediate impact of TCJA to us is the elimination of the AMT and the ability to offset our regular tax liability or claim refunds for taxable years 2018 through 2021 for AMT credits carried forward from prior periods.  We currently anticipate we will realize approximately $30 million in AMT value over the next four years with approximately half of this value realized in 2019 for taxable year 2018.  We will continue to assess the long-term impact of TCJA to us.

We believe our sources of liquidity will be sufficient to fund our primary ordinary course uses of cash for the next twelve months, which include our costs of coal production and logistics services, capital expenditures, and interest on our debt.  In addition, we believe our sources of liquidity will be sufficient to fund the expected cash settlement of our 2016 performance share units upon any vesting in March 2019.

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

As of December 31, we used surety bonds and self-bonding to secure outstanding obligations as follows (in millions):

	2017	2016
Reclamation obligations - surety bonds (1)	$397.5	$418.2
Reclamation obligations - self-bonding (1)	—	10.0
Lease obligations (2)	24.9	29.7
Other obligations (3)	0.5	0.5
Total off-balance sheet obligations	$422.9	$458.4

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

Our outstanding surety bonds in respect of our reclamation, lease, and other obligations were $422.9 million as of December 31, 2017 and are required by law.  These obligations are backed by collateral of 5.4%, or $23 million, in the form of letters of credit under our A/R Securitization Program.  This represents a decrease in letters of credit of $44.5 million from December 31, 2016, due to negotiations with our surety underwriters to decrease the collateral required for bonding. Over the past few years, there has been heightened regulatory pressure on reclamation bonding and self-bonding in particular.  In January 2017, we received approval to remove the final $10 million of self-bonding that existed as of December 31, 2016, and exited self-bonding in the first quarter of 2017.  State statutes regulate and determine the calculation of the amounts of the bonds that we are required to hold.  We do not believe that these state-mandated estimates are a true reflection of what our actual reclamation costs will be.  Reclamation bond amounts represent an estimate of the near-term reclamation liability that assumes reclamation activities will be performed by a third party during the next one to five years.  Because this evaluation is near-term, it is recalculated on a frequent basis, often annually.  The basis for calculating bond requirements is substantially different than the requirements that apply to the determination of our asset retirement obligation (“ARO”) liability in our Consolidated Balance Sheets, which is determined in accordance with U.S. GAAP.  The state calculates our specific bond requirements considering assumed costs that the state would incur if they were required to complete the reclamation on our behalf.  Additionally, where a multi-year bond, such as a three to five-year bond, is put into place, the state regulatory authority requires that the reclamation liability be calculated for the highest cost scenario over that period.

The carrying amount of our reclamation obligations, as determined in accordance with U.S. GAAP, which are reported in our Consolidated Balance Sheets as ARO liabilities, was $100.3 million as of December 31, 2017, $1.0 million of which is classified as a current liability.  We estimate our ARO liabilities based on disturbed acreage to date and the estimated cost of a third party to perform the work.  The estimated ARO liabilities are based on engineering studies and our engineering expertise related to the reclamation requirements.  We assume that reclamation will be completed after the end of the mine life based on our current reclamation area profiles, which may be a different land disturbance assumption than the state requires, as we generally perform reclamation concurrently with our mining activities.  Finally, the carrying amount of our ARO liabilities reflects discounting of estimated reclamation costs using credit-adjusted, risk-free rates.  For a discussion of the risks relating to our reclamation obligations, see Item 1A “Risk Factors—Risks Related to Our Business and Industry—If the assumptions underlying our reclamation and mine closure obligations are materially inaccurate, our costs could be significantly greater than anticipated.”

Because we are required by state and federal law to have these bonds or letters of credit in place before mining can commence, or continue, our failure to maintain surety bonds, letters of credit, or other guarantees or security arrangements would materially adversely affect our ability to mine or lease coal.  That failure could result from a variety of factors including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of any credit facility then in place.  For a discussion of the risks relating to our surety bonds, see Item 1A “Risk Factors—Risks Related to Our Business and Industry—Failure to maintain our surety bonds on acceptable terms could affect our ability to secure reclamation and coal lease obligations and materially adversely affect our ability to mine or lease coal.”  See Note 17 of Notes to Consolidated Financial Statements in Item 8.

Contractual Obligations

As of December 31, 2017, we had the following contractual obligations (in millions):

					2023 and
	Total	2018	2019–2020	2021–2022	Thereafter
Senior notes and Credit Agreement (1)	$346.8	$—	$—	$290.4	$56.4
Interest related to long-term obligations (2)	162.7	38.4	76.9	42.0	5.4
Transportation obligations (3)(4)	45.7	28.1	17.6	—	—
Operating and capital lease obligations	9.0	3.7	4.7	0.2	0.4
Capital expenditure and other obligations	4.2	4.2	—	—	—
Total	$568.4	$74.4	$99.2	$332.6	$62.2

(1)                                 Includes the 2021 Notes and the 2024 Notes.  CPE Resources is a party to a $400 million Credit Agreement, under which there were no borrowings outstanding as of December 31, 2017.  See Notes 11 and 12 of Notes to Consolidated Financial Statements in Item 8.

(2)                                 As of December 31, 2017, we had outstanding commitments for interest related to our senior notes.  See Note 11 of Notes to Consolidated Financial Statements in Item 8.

(3)                                 Includes undiscounted port take-or-pay commitments as agreed to in the fourth quarter of 2017 for 2018-2020.  We have the right to terminate our commitments at any time in exchange for a buyout payment.  These amounts are considered minimum payments on services.   The per tonne loading charges reflect these advance payments.  See Note 9 of Notes to Consolidated Financial Statements in Item 8.

(4)                                 Includes undiscounted rail take-or-pay commitments as agreed to in February 2017 for 2018.  We have the right to terminate our commitments at any time in exchange for a buyout payment.  If we do not meet the required portion of our future nominated tons, there would be incremental liquidated damages due under the agreement.  On January 9, 2018, we extended the agreement through 2020.  See Note 9 of Notes to Consolidated Financial Statements in Item 8.

This table does not include our estimated AROs.  As discussed in “Critical Accounting Policies and Estimates—Asset Retirement Obligations” below, the current and noncurrent carrying amount of our AROs involves a number of estimates, including the amount and timing of the payments to satisfy these obligations.  The timing of payments is based on numerous factors, including projected mine closing dates.  Based on our assumptions, the carrying amount of our AROs (excluding concurrent reclamation and amounts due in the current period) as determined in accordance with U.S. GAAP was $99.3 million as of December 31, 2017.  See Note 14 of Notes to Consolidated Financial Statements in Item 8.

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

Revenue Recognition

We recognize revenue from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, title has transferred to the customer and collection of the sales price is reasonably assured.  Some coal sales agreements provide for price adjustments based on variations in quality characteristics of the coal shipped.  In certain cases, a customer’s analysis of the coal quality is binding and the results of the analysis are received on a delayed basis.  In these cases, we estimate the amount of the quality adjustment and adjust the estimate to actual when the information is provided by the customer.  Historically, such adjustments have not been material.  We have adopted ASC 606, Revenue from Contracts with Customers, as of January 1, 2018 using the modified retrospective approach.

Impairment of Long-Lived Assets

The carrying amounts of our mineral properties, equipment, port access rights, and other long-lived assets are sensitive to declines in domestic and international coal prices.  The cash flow models that we use to assess impairment include numerous assumptions such as our current estimates of forecast coal production, management’s outlook on forward commodity prices, operating and development costs, and discount rates.  If prices remain at current levels for an extended period of time or do not recover as anticipated, if regulatory changes adversely impact coal-fired electricity generation, or if we receive an unfavorable outcome of the litigation described in Note 17, we may incur impairment charges on certain of these assets.

We evaluate the recoverability of our long-lived assets when events or changes in circumstances indicate that the carrying amount of property, plant and equipment may not be recovered over its remaining service life.  An asset impairment charge is recognized when the sum of estimated future cash flows associated with the operation and disposal of the asset, on an undiscounted basis, is less than the carrying amount of the asset.  An impairment charge is measured as the amount by which the carrying amount of the asset exceeds its fair value.  Fair value is measured using discounted cash flows based on estimates of coal reserves, coal prices, operating expenses, and capital costs or by reference to observable comparable transaction or replacement cost data.  See Note 8 of Notes to Consolidated Financial Statements in Item 8 for a description of recent impairments of our long-lived assets.

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

Seasonality

Our customers generally respond to seasonal variations in electricity demand based upon the number of heating degree days and cooling degree days.  Due to utility stockpile management, our coal sales do not experience the same direct seasonal volatility.  However, extended mild weather patterns can materially and adversely impact the demand and pricing for our coal.  In addition, mild weather can reduce demand and therefore, the price for natural gas, which can displace coal in electricity generation.  Our sales typically benefit from decreases in customers’ stockpiles due to high electricity demand.  Conversely, when these stockpiles increase, demand and pricing for our coal will typically soften.  Further, our ability to deliver coal is impacted by the seasons.  For example, in the spring and summer of 2011, the Midwest region experienced severe flooding which disrupted rail service to mines in the PRB and affected the ability of those customers who were impacted by the flooding to take coal deliveries.  Some scientists have opined that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes, which increase the frequency and severity of storms, droughts and floods and other climatic events.  If any such effects were to occur in areas where we or our clients operate, they could have an adverse effect on our assets and operations.

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

EBITDA represents Net income (loss) before: (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, and (4) amortization.  Adjusted EBITDA represents EBITDA as further adjusted for accretion, which represents non-cash increases in asset retirement obligation liabilities resulting from the passage of time, and specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are: (1) adjustments to exclude the changes in the Tax Receivable Agreement, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid, (3) adjustments to exclude non-cash impairment charges, (4) adjustments to exclude debt restructuring costs, (5) adjustments to exclude the gain from the sale of our 50% non-operating interest in the Decker Mine in September 2014, and (6) non-cash throughput amortization expense and contract termination payments made to amend the BNSF and Westshore agreements.  We enter into certain derivative financial instruments such as put options that require the payment of premiums at contract inception.  The reduction in the premium value over time is reflected in the mark-to-market gains or losses.  Our calculation of Adjusted EBITDA does not include premiums paid for derivative financial instruments; either at contract inception, as these payments pertain to future settlement periods, or in the period of contract settlement, as the payment occurred in a preceding period.  In prior years the amortization of port and rail contract termination payments were included as part of EBITDA and Adjusted EBITDA because the cash payments approximated the amount of amortization being taken during the year.  During 2017, management determined that the non-cash portion of amortization arising from payments made in prior years as well as the amortization of contract termination payments should be adjusted out of Adjusted EBITDA because the ongoing cash payments are now significantly smaller than the overall amortization of these payments and no longer reflect the transactional results.  Because of the inherent uncertainty related to the items identified above, management does not believe it is able to provide a meaningful forecast of the comparable U.S. GAAP measures or reconciliation to any forecasted U.S. GAAP measure.

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

Our management recognizes that using Adjusted EBITDA as a performance measure has inherent limitations as compared to net income (loss) or other U.S. GAAP financial measures, as this non-GAAP measure excludes certain items, including items that are recurring in nature, which may be meaningful to investors.  Adjusted EBITDA excludes interest expense and interest income; however, as we have historically borrowed money in order to finance transactions and operations and have invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and influence our ability to generate revenue and returns for stockholders.  Adjusted EBITDA excludes depreciation and depletion and amortization; however, as we use capital and intangible assets to generate revenue, depreciation, depletion and amortization are necessary elements of our costs and ability to generate revenue.  Adjusted EBITDA also excludes accretion expense; however, as we are legally obligated to pay for costs associated with the reclamation and closure of our mine sites, the periodic accretion expense relating to these reclamation costs is a necessary element of our costs and ability to generate revenue.  Adjusted EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations.  Adjusted EBITDA excludes the changes in the TRA.  Adjusted EBITDA excludes fair value mark-to-market gains or losses for derivative financial instruments and premiums paid at contract inception; however, Adjusted EBITDA includes cash amounts received or paid upon contract settlement on derivative financial instruments.  Adjusted EBITDA excludes adjustments to non-cash impairment charges.  Adjusted EBITDA excludes debt restructuring costs.  Adjusted EBITDA excludes the gain from the sale of the Decker Mine; however, the release of the reclamation and other liabilities was a significant benefit to us.  Finally, Adjusted EBITDA excludes the amortization expense related to the payments made to amend the BNSF and Westshore agreements, which were capitalized as a deferred asset, at the end of 2015 and 2016 due to the decision at that time to not export coal.  We have subsequently amended those agreements, to reflect the recovery of export prices and our decision to resume export sales, and the one time payments made to amend those contracts in December of 2016 and February of 2017 were added back to Adjusted EBITDA.  However, the ongoing quarterly pre-payments and the other routine payments made for shipping and terminal costs were deducted from EBITDA, as these expenses represent a necessary element of our costs and ability to generate revenue since we are responsible for arranging transportation for export customers, as well as ensuring terminal capacity to take our exported coal.

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

A quantitative reconciliation for each of the periods presented of Net income (loss) to Adjusted EBITDA is as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions)
Net income (loss)	$(6.6)	$21.8	$(204.9)	$79.0	$52.0
Interest income	(0.5)	(0.1)	(0.2)	(0.3)	(0.4)
Interest expense	41.4	47.4	47.6	77.2	41.7
Income tax expense (benefit)	(29.5)	(2.2)	77.4	34.9	11.6
Depreciation and depletion	72.3	27.2	66.1	112.0	100.5
Amortization of port access rights	—	—	3.7	—	—
EBITDA	77.0	94.1	(10.4)	302.8	205.3
Accretion	7.1	6.6	12.6	15.1	15.3
Tax agreement expense (benefit) (1)	—	—	—	(58.6)	10.5
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains) (2)	2.7	(8.2)	30.6	(7.8)	(25.6)
Inclusion of cash amounts received (paid) (3)(4)	(1.9)	(3.3)	(0.6)	24.7	13.0
Total derivative financial instruments	0.8	(11.5)	30.0	16.9	(12.6)
Impairments	—	4.6	91.5	—	—
Gain on sale of Decker Mine interest	—	—	—	(74.3)	—
Debt restructuring costs	—	4.7	—	—	—
Non-cash throughput amortization expense and contract termination payments	20.1	—	—	—	—
Adjusted EBITDA	$104.9	$98.6	$123.8	$201.9	$218.6

(1)                                 Changes to related deferred taxes are included in income tax expense.

(2)                                 Fair value mark-to-market (gains) losses reflected in the Consolidated Statements of Operations and Comprehensive Income.

(3)                                 Cash amounts received and paid reflected within operating cash flows in the Consolidated Statements of Cash Flows.

(4)                                 Excludes premiums paid at option contract inception of $5.8 million and $4.0 million during the years ended December 31, 2015 and 2014, respectively, for original settlement dates in subsequent years.

See Note 5 of Notes to Consolidated Financial Statements in Item 8 for a discussion related to the fair value of derivative financial instruments.

Adjusted EBITDA by Segment

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(6.6)	$21.8	$(204.9)
Interest income	(0.5)	(0.1)	(0.2)
Interest expense	41.4	47.4	47.6
Other, net	0.9	1.0	(0.1)
Income tax (benefit) expense	(29.5)	(2.2)	77.4
(Income) loss from unconsolidated affiliates, net of tax	(0.7)	(0.7)	(1.2)
Consolidated operating income (loss)	$4.9	$67.3	$(81.4)

Owned and Operated Mines
Operating income (loss)	$65.5	$125.5	$89.0
Depreciation and depletion	71.0	29.1	64.9
Accretion	6.5	6.0	12.0
Derivative financial instruments:
Exclusion of fair value mark-to-market (gains) losses	2.7	(8.1)	24.6
Inclusion of cash amounts received (paid)	(1.9)	(10.4)	(14.0)
Total derivative financial instruments	0.8	(18.5)	10.6
Impairments	—	2.6	33.4
Other	(1.0)	(1.0)	—
Adjusted EBITDA	$142.8	$143.7	$209.9

Logistics and Related Activities
Operating income (loss)	$(11.4)	$(28.9)	$(125.5)
Amortization of port access rights	—	—	3.7
Derivative financial instruments:
Exclusion of fair value mark-to-market (gains) losses	—	(0.1)	6.1
Inclusion of cash amounts received (paid) (1)	—	7.1	13.4
Total derivative financial instruments	—	7.0	19.5
Impairments	—	—	58.2
Other	(0.1)	(1.7)	(0.6)
Non-cash throughput amortization expense and contract termination payments	20.1	—	—
Adjusted EBITDA	$8.6	$(23.6)	$(44.7)

Other Unallocated Operating Income (Loss)
Other operating income (loss)	$(49.3)	$(28.7)	$(43.5)
Elimination of intersegment operating income (loss)	$0.1	$(0.6)	$(1.4)

(1)                                 Excludes premiums paid at option contract inception of $5.8 million, related to our Logistics and Related Activities segment, during the year ended December 31, 2015 for original settlement dates in subsequent years.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices or credit standings.  We believe our principal market risks are commodity price risk, interest rate risk, and credit risk.

Commodity Price Risk

Historically, we have principally managed the commodity price risk for our coal contract portfolio with long-term coal sales agreements of varying terms and durations.  In recent years, our business has become more variable and less predictable because utilities are adjusting their purchasing pattern based on natural gas prices, weather, and other factors. Market risk includes the potential for changes in the market value of our coal portfolio, which includes index sales, export pricing, and PRB derivative financial instruments.  As of February 2018, we had committed to sell approximately 45 million tons for 2018, of which 45 million tons are under fixed-price contracts.

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $4.6 million over the next 12 months. Historically, we have used WTI derivative financial instruments to manage certain exposures to diesel fuel prices.  While currently we have no WTI derivative financial instruments in place, we expect to monitor the derivatives market and may use such derivatives in the future.

Interest Rate Risk

Our Credit Agreement, certain of our capital leases, and our A/R Securitization Program are subject to adjustable interest rates.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  We had no outstanding borrowings under our Credit Agreement or A/R Securitization Program as of December 31, 2017.  If we borrow funds under the Credit Agreement or A/R Securitization Program, we may be subject to increased sensitivity to interest rate movements.

Some of the $4.9 million of borrowings under the capital leasing program are also subject to adjustable interest rates although any change to the rate would not have a significant impact on cash flow.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cloud Peak Energy Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedule listed in the index appearing under Item 15(a) (2) of Cloud Peak Energy Inc. and its subsidiaries (collectively referred to as the “consolidated financial statements”).  We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 15, 2018

We have served as the Company’s auditor since 2008.

CLOUD PEAK ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$887,706	$800,438	$1,124,111

Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization, and accretion, shown separately)	752,715	646,404	950,580
Depreciation and depletion	72,270	27,218	66,064
Amortization of port access rights	—	—	3,710
Accretion (Note 14)	7,072	6,645	12,555
(Gain) loss on derivative financial instruments(Note 6)	2,672	(8,180)	30,635
Selling, general and administrative expenses	47,482	50,868	48,925
Impairments(Note 8)	—	4,609	91,541
Debt restructuring costs	23	4,665	—
Other operating costs	532	941	1,492
Total costs and expenses	882,766	733,170	1,205,502
Operating income (loss)	4,940	67,268	(81,391)

Other income (expense)
Interest income	485	138	170
Interest expense (Note 13)	(41,362)	(47,434)	(47,561)
Other, net	(885)	(1,001)	62
Total other income (expense)	(41,762)	(48,297)	(47,329)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(36,822)	18,971	(128,720)
Income tax benefit (expense)(Note 15)	29,470	2,213	(77,380)
Income (loss) from unconsolidated affiliates, net of tax (Note 10)	713	657	1,200
Net income (loss)	(6,639)	21,841	(204,900)

Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs (Note 16)	(7,283)	(5,253)	1,252
Postretirement medical plan adjustments (Note 16)	(794)	(1,792)	(3,874)
Postretirement medical plan change (Note 16)	—	42,851	—
Income tax on postretirement medical and pension changes	—	(971)	970
Other comprehensive income (loss)	(8,077)	34,835	(1,652)
Total comprehensive income (loss)	$(14,716)	$56,676	$(206,552)

Income (loss) per common share (Note 20)
Basic	$(0.09)	$0.36	$(3.36)
Diluted	$(0.09)	$0.35	$(3.36)
Weighted-average shares outstanding - basic	72,907	61,328	61,053
Weighted-average shares outstanding - diluted	72,907	62,290	61,053

The accompanying notes are an integral part of these Consolidated Financial Statements.

CLOUD PEAK ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$107,948	$83,708
Accounts receivable	50,075	49,311
Due from related parties	122	—
Inventories, net (Note 4)	72,904	68,683
Derivative financial instruments (Note 6)	—	752
Income tax receivable	256	1,601
Other prepaid and deferred charges	36,964	20,361
Other assets	1,765	741
Total current assets	270,034	225,157

Noncurrent assets
Property, plant and equipment, net (Note 7)	1,365,755	1,432,361
Goodwill (Note 8)	2,280	2,280
Income tax receivable	29,454	—
Other assets	31,178	54,978
Total assets	$1,698,701	$1,714,776

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$29,832	$27,678
Royalties and production taxes	54,327	63,018
Accrued expenses	32,818	35,857
Due to related parties	—	71
Other liabilities	2,435	2,567
Total current liabilities	119,412	129,191

Noncurrent liabilities
Senior notes (Note 11)	405,266	475,009
Asset retirement obligations, net of current portion (Note 14)	99,297	97,048
Accumulated postretirement benefit obligation, net of current portion (Note 16)	24,958	22,950
Royalties and production taxes	21,896	21,557
Other liabilities	20,063	17,360
Total liabilities	690,892	763,115
Commitments and Contingencies (Note 17)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 75,644 and 61,942 shares issued and 75,167 and 61,465 outstanding as of December 31, 2017 and December 31, 2016, respectively)	752	615
Treasury stock, at cost (477 shares as of both December 31, 2017 and December 31, 2016, respectively)	(6,498)	(6,498)
Additional paid-in capital	652,702	581,975
Retained earnings	347,046	353,685
Accumulated other comprehensive income (loss)	13,807	21,884
Total equity	1,007,809	951,661
Total liabilities and equity	$1,698,701	$1,714,776

The accompanying notes are an integral part of these Consolidated Financial Statements.

CLOUD PEAK ENERGY INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balances as of December 31, 2014	61,022	$610	432	$(6,243)	$568,022	$536,744	$(11,299)	$1,087,834
Net income (loss)	—	—	—	—	—	(204,900)	—	(204,900)
Postretirement benefit adjustment, net of tax	—	—	—	—	—	—	(1,652)	(1,652)
Write-off of excess tax benefits related to equity-based compensation	—	—	—	—	(415)	—	—	(415)
Employee stock purchases	136	1	—	—	585	—	—	586
Equity-based compensation expense	—	—	—	—	6,935	—	—	6,935
Restricted stock issuance, net of forfeitures	56	1	1	—	(1)	—	—	—
Employee common stock withheld to cover withholding taxes	(44)	—	44	(255)	(252)	—	—	(507)
Balances as of December 31, 2015	61,170	612	477	(6,498)	574,874	331,844	(12,951)	887,881

Net income (loss)	—	—	—	—	—	21,841	—	21,841
Postretirement benefit adjustment, net of tax	—	—	—	—	—	—	34,835	34,835
Employee stock purchases	134	1	—	—	457	—	—	458
Equity-based compensation expense	—	—	—	—	6,845	—	—	6,845
Restricted stock issuance, net of forfeitures	230	2	—	—	(2)	—	—	—
Employee common stock withheld to cover withholding taxes	(69)	—	—	—	(199)	—	—	(199)
Balances as of December 31, 2016	61,465	615	477	(6,498)	581,975	353,685	21,884	951,661

Net income (loss)	—	—	—	—	—	(6,639)	—	(6,639)
Postretirement benefit adjustment, net of tax	—	—	—	—	—	—	(8,077)	(8,077)
Equity-based compensation expense	—	—	—	—	6,803	—	—	6,803
Restricted stock issuance, net of forfeitures	268	3	—	—	(13)	—	—	(10)
Employee common stock withheld to cover withholding taxes	(66)	(1)	—	—	(288)	—	—	(289)
Equity offering	13,500	135	—	—	64,225	—	—	64,360
Balances as of December 31, 2017	75,167	$752	477	$(6,498)	$652,702	$347,046	$13,807	$1,007,809

The accompanying notes are an integral part of these Consolidated Financial Statements.

CLOUD PEAK ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$(6,639)	$21,841	$(204,900)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	72,270	27,218	69,774
Accretion	7,072	6,645	12,555
Impairments	—	4,609	91,541
Loss (income) from unconsolidated affiliates, net of tax	(713)	(657)	(1,200)
Distributions of income from unconsolidated affiliates	4,530	1,515	—
Deferred income taxes	—	(971)	79,486
Equity-based compensation expense	11,730	13,064	6,935
(Gain) loss on derivative financial instruments	2,672	(8,180)	30,635
Cash received (paid) on derivative financial instrument settlements	(1,920)	(3,305)	(585)
Premium payments on derivative financial instruments	—	—	(5,813)
Non-cash interest expense related to early retirement of debt and refinancings	702	1,254	—
Net periodic postretirement benefit costs	(5,471)	(1,841)	8,096
Addback of debt restructuring costs	23	4,665	—
Payments for logistics contracts	(22,938)	(30,500)	(37,500)
Logistics throughput contract amortization expense	35,839	32,667	—
Other	7,818	3,798	16,736
Changes in operating assets and liabilities:
Accounts receivable	(764)	(8,889)	44,012
Inventories, net	(4,359)	8,047	3,153
Income tax receivable	(29,454)	—	—
Other assets	(10,680)	16,057	(18,202)
Other liabilities	(7,682)	(38,321)	(53,134)
Net cash provided by (used in) operating activities	52,036	48,716	41,589

Investing activities
Purchases of property, plant and equipment	(13,097)	(33,639)	(37,662)
Cash paid for capitalized interest	—	(1,444)	(843)
Investment in port access rights	—	—	(2,160)
Investment in development projects	(1,750)	(1,500)	(1,526)
Investment in unconsolidated affiliate	—	—	(6,570)
Payment of restricted cash	—	(725)	(6,500)
Return of restricted cash	—	8,500	—
Insurance proceeds	—	2,826	—
Other	195	659	223
Net cash provided by (used in) investing activities	(14,652)	(25,323)	(55,038)

Financing activities
Principal payments on federal coal leases	—	—	(63,970)
Repayment of senior notes	(62,094)	—	—
Payment of debt refinancing costs	(408)	—	—
Payment of deferred financing costs	—	(3,624)	(342)
Payment amortized to deferred gain	(12,395)	—	—
Cash paid on tender of 2019 and 2024 senior notes	—	(18,335)	—
Payment of debt restructuring costs	(23)	(4,665)	—
Proceeds from issuance of common stock	68,850	—	—
Cash paid for equity offering	(4,490)	—	—
Other	(2,584)	(2,374)	(1,671)
Net cash provided by (used in) financing activities	(13,144)	(28,998)	(65,983)

Net increase (decrease) in cash and cash equivalents	24,240	(5,605)	(79,432)
Cash and cash equivalents at beginning of period	83,708	89,313	168,745
Cash and cash equivalents at end of period	$107,948	$83,708	$89,313

Supplemental cash flow disclosures
Interest paid	$33,681	$39,560	$46,445
Income taxes paid (refunded)	$(1,459)	$(8,443)	$10,049
Supplemental noncash investing and financing activities
Capital expenditures included in accounts payable	$1,154	$3,227	$682
Assets acquired under capital leases	$—	$964	$1,568
Debt restructuring of 2019 and 2024 senior notes (Note 11)	$—	$(290,366)	$—
Debt issuance of 2021 senior notes (Note 11)	$—	$290,366	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business

We are one of the largest producers of coal in the United States of America (“U.S.”) and the PRB, based on our 2017 coal sales.  We operate some of the safest mines in the coal industry.  According to the most current MSHA data, we have one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.  We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., where we own and operate three surface coal mines: the Antelope Mine, the Cordero Rojo Mine, and the Spring Creek Mine.

Our Antelope Mine and Cordero Rojo Mine are located in Wyoming and our Spring Creek Mine is located in Montana.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation.  In 2017, the coal we produced generated approximately 2% of the electricity produced in the U.S.  We do not produce any metallurgical coal.

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

Our logistics business provides a variety of services designed to facilitate the sale and delivery of coal.  These services include the purchase of coal from third parties or from our owned and operated mines, coordination of the transportation and delivery of purchased coal, negotiation of take-or-pay rail agreements and take-or-pay port agreements and demurrage settlement with vessel operators.  See Note 9 for further discussion.

2.  Basis of Presentation

Principles of Consolidation

We consolidate the accounts of entities in which we have a controlling financial interest under the voting control model.  Investments in entities that we do not control, but have the ability to exercise significant influence over the investee’s operating and financial policies, are accounted for under the equity method.  The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the Unites States of America (“U.S. GAAP”).  All intercompany balances and transactions have been eliminated in the Consolidated Financial Statements.

Certain immaterial amounts have been reclassified to conform to current period presentations.  Due to the tabular presentation of rounded amounts, certain tables reflect insignificant rounding differences.

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

Revenue Recognition

We recognize revenue from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, title has transferred to the customer, and collection of the sales price is reasonably assured.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Coal sales revenue include sales to customers of coal produced at our facilities and coal purchased from other companies.  Coal sales are made to our customers under the terms of coal sales agreements.  Under the typical terms of these coal sales agreements, title and risk of loss transfer to the customer at the time the coal is shipped, which is the point at which revenue is recognized.  Certain contracts provide for title and risk of loss transfer at the point of destination, in which case revenue is recognized when it arrives at its destination.

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

Transportation and related costs are included in Cost of product sold, and amounts we bill to our customers for transportation are included in Revenue, both of which are included in the Consolidated Statements of Operations and Comprehensive Income.

Impairment of Long-Lived Assets

The carrying amounts of our mineral properties, equipment, and other long-lived assets are sensitive to declines in domestic and international coal prices.  The cash flow models that we use to assess impairment include numerous assumptions such as our current estimates of forecast coal production, management’s outlook on forward commodity prices, operating and development costs, and discount rates.  If prices remain at current levels for an extended period of time or do not recover as anticipated, if regulatory changes adversely impact coal-fired electricity generation, or if we receive an unfavorable outcome of the litigation described in Note 17, we may incur impairment charges on certain of these assets.

We evaluate the recoverability of our long-lived assets when events or changes in circumstances indicate that the carrying amount of property, plant and equipment may not be recovered over its remaining service life.  An asset impairment charge is recognized when the sum of estimated future cash flows associated with the operation and disposal of the asset, on an undiscounted basis, is less than the carrying amount of the asset.  An impairment charge is measured as the amount by which the carrying amount of the asset exceeds its fair value.  Fair value is measured using discounted cash flows based on estimates of coal reserves, coal prices, operating expenses, and capital costs or by reference to observable comparable transaction or replacement cost data.  See Note 8 for a description of recent impairments of our long-lived assets.

Asset Retirement Obligations and Remediation Costs

We recognize liabilities for AROs where we have legal obligations associated with the retirement of long-lived assets.  We recognize AROs at fair value at the time the obligations are incurred.  Our AROs generally are incurred when a mine site is disturbed by mining activities and as the extent of disturbance increases.  AROs reflect costs associated with legally required mine reclamation and closure activities, including earthwork, vegetation, and demolition and are estimated based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work.  Spending estimates are adjusted for estimated inflation and discounted at credit-adjusted, risk-free rates to arrive at a present value of estimated future reclamation costs.  The ARO amount is capitalized as part of the related mining property upon initial recognition and is included in Depreciation and depletion using the units-of-production method based on proven and probable reserves.  As changes in estimates occur (such as changes in estimated costs or timing of reclamation activities resulting from mine plan revisions or new LBAs), the ARO liability and related asset are adjusted to reflect the updated estimates.  If a reduction of the ARO exceeds the carrying amount of the related asset retirement cost, the adjustment is recorded as a reduction to Depreciation and depletion in the Consolidated Statements of Operations and Comprehensive Income.   Increases in ARO liabilities resulting from the passage of time are recognized as Accretion in the Consolidated Statements of Operations and Comprehensive Income.  Other costs related to environmental remediation are charged to expense as incurred.

Cash and Cash Equivalents

We consider all highly-liquid investments with an original maturity of three months or less to be cash equivalents.  Money market funds that meet all qualifying criteria for a money market fund under the Investment Company Act of 1940 are considered cash equivalents.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Doubtful Accounts Receivable

We determine an allowance for doubtful accounts based on the aging of accounts receivable, historical experience, and management judgment.  We write off accounts receivable against the allowance when we determine a balance is uncollectible and we no longer continue to actively pursue collection of the receivable.  Based on our assessment of the above criteria, an allowance for doubtful accounts was not required as of December 31, 2017 and 2016.

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

Prepaid Freight

Our logistics business incurs freight and related charges moving coal from the Spring Creek Mine to the port, as well as terminal handling charges and demurrage.  These costs are included in Other assets in the Consolidated Balance Sheets until the revenue is recognized on the associated coal.

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

Mineral Rights

Mineral rights include both proven and probable reserves and non-reserve coal deposits.  We state our mineral rights at cost, less accumulated depletion.  We compute depletion of mineral rights using the units-of-production method based on proven and probable reserves.  Non-reserve coal deposits are not depleted until they qualify as proven and probable reserves and the mining begins.  Mineral rights are included in Property, plant and equipment, net in the Consolidated Balance Sheets.

Upon the award date of federal coal leases, pursuant to which payments are required to be made in equal annual installments, we recognize an asset for the related mineral rights in Property, plant and equipment, net and a corresponding liability for our future payment obligations in current and non-current liabilities.  The amount recognized as an asset is the sum of the initial installment due at the effective date of the lease and the amount recognized in current and non-current liabilities, which reflects the present value of the remaining installments.  We determine the present value of the remaining installments using an estimate of the credit-adjusted, risk-free rates that reflects our credit rating.  Interest expense is recognized over the term of the lease based on the imputed interest rate that was used to determine the initial current and non-

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

current liabilities amount on the effective date.  Such interest may be capitalized while activities are in progress to prepare the acquired coal reserves for mining.

Land and Surface Rights

We purchase surface lands in order to gain access to our mineral rights.  Land is typically acquired for amounts greater than its fair value as a result of the value of the coal beneath it.  The value of the land is determined based on published agricultural values and is not depleted.  The value of the surface rights is the amount paid in excess of the published agricultural value and is depleted over the useful life of the respective land parcel.  Both land and surface rights are included in land and land improvements in Property, plant and equipment, net in the Consolidated Balance Sheets.

Capitalization of Interest

We capitalize interest costs on accumulated expenditures incurred in preparing capital projects for their intended use.

Mine Development Costs

We capitalize costs of developing new mines where proven and probable reserves exist.  We amortize mine development costs using the units-of-production method based on proven and probable reserves that are associated with the property being developed.  Costs may include construction permits and licenses; mine design; construction of access roads, slopes and main entries; and removing overburden and waste materials to access the coal ore body in a new pit prior to the production phase, which commences when saleable coal, beyond a de minimis amount, is produced.  Where multiple pits exist at a mining operation, overburden removal costs are capitalized if such costs are for the development of a new area that is separate and distinct from the existing production phase mines.  Overburden removal costs that relate to the enlargement of an existing pit are expensed as incurred.  Overburden removal costs incurred during the production phase are included as a cost of inventory to be recognized in Cost of product sold in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the same period as the revenue from the sale of inventory.  Additionally, mine development costs include the costs associated with AROs.  Mine development costs are included in land, improvements, and mineral rights in Property, plant and equipment, net in the Consolidated Balance Sheets.

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

Exploration Costs

We expense all direct costs incurred in identifying new resources and in converting resources to reserves at development and production stage projects.  Exploration costs are included in Cost of product sold in the Consolidated Statements of Operations and Comprehensive Income (Loss) and consisted of the following for the years ended December 31 (in thousands):

	2017	2016	2015
Exploration costs	$985	$1,179	$1,778

Derivative Financial Instruments

We are exposed to various types of risk in the normal course of business, including fluctuations in the price at which we are able to sell our coal in the future and the price we are able to purchase diesel fuel used in our operations.  We seek to mitigate some of the volatility of these fluctuations by using derivative financial instruments.  We recognize all derivative financial instruments as assets or liabilities at their respective fair values in the Consolidated Balance Sheets.  All derivative financial instruments are included in current assets or liabilities as we have the ability to settle the positions at any time.  Gains or losses from changes in the fair value of derivative financial instruments are recognized immediately in the

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Loss) in Operating income (loss).  Assets and liabilities with the same counterparty, where right of offset is allowed, are recorded on a net basis in the Consolidated Balance Sheets.

Our derivative financial instruments do not qualify for hedge accounting; therefore, changes in the fair value of the derivative financial instruments are recorded in Gain (loss) on derivative financial instruments in the Consolidated Statements of Operations and Comprehensive Income (Loss) each period using mark-to-market accounting.

Fair Value of Financial Instruments

Our financial instruments include cash equivalents, accounts receivable, amounts due from related parties, accounts payable, and certain current liabilities.  Due to the short-term nature of these instruments, we believe that their carrying amounts approximated fair value.

Cash equivalents and derivative financial instruments are reported in our Consolidated Balance Sheets at fair value.  We categorize assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation.  See Notes 5 and 6.

Pensions and Other Postretirement Benefits

Our employees participate in defined contribution retirement plans, which require us to make contributions based on a percentage of compensation or to match employee contributions, subject to limitations.  We recognize compensation expense for our required contributions as incurred.

Our postretirement medical plan provides retiree medical benefits for our employees.  We accrue costs of these benefits over the employees’ period of active service.  These costs are determined on an actuarial basis.  In April 2016, we communicated certain changes in our Retiree Medical Plan to employees that became effective January 1, 2017.  Changes include a decrease in the number of active employees that are eligible for the plan as well as moving to a defined contribution plan away from a defined benefit plan.  See Note 16.

Income Taxes

We account for income taxes using a balance sheet approach in accordance with U.S. GAAP.  Deferred income taxes are provided for temporary differences arising from differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates expected to be in effect when the related taxes are expected to be paid or recovered.  A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.  In determining the appropriate valuation allowance, we consider projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies, and our overall deferred tax position.  We recognize the benefit of uncertain tax positions at the greatest amount that is determined to be more likely than not of being realized.  Interest and penalties related to income tax matters are included in Income tax benefit (expense) in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Non-Income Based Taxes and Royalties

We are subject to certain production, severance, and extraction taxes and royalties that are charged based on coal production or coal sales.  The taxes and royalties are paid to federal, state and local governments or to private parties based on legally established methodologies, rates, and timeframes.  Amounts payable within one year are classified as current liabilities and are included in Royalties and production taxes in the Consolidated Balance Sheets.  Amounts payable after one year are included in Other liabilities, noncurrent, in the Consolidated Balance Sheets.  We are open to federal and state audits on our non-income based taxes and royalties until statutes of limitations expire.  Through the normal course of business, we receive audit findings and assessments, which may be resolved or disputed and appealed.  If it is determined that it is more likely than not that adjustments to our filed positions are warranted, we record an accrual.

Equity-Based Compensation

We grant restricted stock units and performance-based share units to certain officers, employees and non-employee directors under our Long-Term Incentive Plan (LTIP) and have granted stock options in the past.  We measure the cost of equity-based employee compensation based on the fair value of the award and recognize that cost over the period during

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which the recipient is required to provide services in exchange for the award, typically the vesting period.  Awards granted to employees generally cliff vest over a three-year period while awards granted to non-employee directors vest upon their separation of service.  The granting of restricted stock units results in recognition of compensation cost measured at the grant-date market price.  Compensation cost for stock options is measured based on grant-date fair value of the award using the Black-Scholes option valuation model and for equity settled performance-based share units, a Monte Carlo simulation is utilized.  For performance-based share units that are expected to be settled in cash upon any vesting, such as the 2016 grant, which may vest in March 2019 subject to achievement of the performance criteria over the three-year performance period, compensation cost is equal to its fair value as of the period-end based upon the share price and our relative total stockholder return.  These awards are classified as a liability and included within Other liabilities in the Consolidated Balance Sheets.

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

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation — Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about the types of changes to terms or conditions of a share-based payment award that would require an entity to apply modification accounting. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The amendments in this update should be applied prospectively to an award modified on or after the adoption date.  We have adopted the new standard as of January 1, 2018.

In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits — Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Cost (“ASU 2017-07”), which requires separate presentation of service costs and all other components of net benefit costs on the income statement. Under ASU 2017-07, service cost is included in the same line item as other compensation costs arising from services rendered by employees during the period, with all other components of net benefit costs on the income statement outside of income from operations. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this update should be applied retrospectively.  We have adopted the new standard as of January 1, 2018. We expect the standard to reduce 2016 and 2017 operating income by $4.1 million and $6.4 million, respectively, due to the removal of the non-service component of our postretirement medical plan, and to increase non-operating income by the same amount, with no impact to Net income (loss) in both periods.

In January 2017, the FASB issued ASU 2017-04, Goodwill — Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates the second step in the goodwill impairment test whereby a company measures an impairment loss by calculating the implied fair value of goodwill of a reporting unit and comparing it against its carrying value. As a result, a goodwill impairment loss will be calculated by comparing the fair value of a reporting unit with its carrying amount. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted and management is currently evaluating the timing of adoption.  The

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amendments in this update should be applied prospectively, with added disclosure regarding the nature of and reason for the change in accounting principal.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows — Restricted Cash (“ASU 2016-18”), which requires the statement of cash flows to explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The amendments in this update should be applied using a retrospective transition method to each period presented. We have adopted the new standard as of January 1, 2018.

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes — Intra-Entity Asset Transfers of Assets other than Inventory (“ASU 2016-16”), which would require the recognition of the tax expense from the sale of an asset other than inventory when the transfer occurs, rather than when the asset is sold to a third party or otherwise recovered through use. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted.  The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We have adopted the new standard as of January 1, 2018.  We completed a review of our intra-entity asset transfers as of December 31, 2017, and have determined that ASU 2016-16 will not have an impact on our Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which standardizes cash flow statement classification of certain transactions, including cash payments for debt prepayment or extinguishment, proceeds from insurance claim settlements, and distributions received from equity method investments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted.  The amendments in this update should be applied using a retrospective transition method to each period presented.  If impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable.  We have adopted the new standard as of January 1, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which would require the lessee to recognize the assets and liabilities on all leases that may have not been recognized in the past.  The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We will adopt the new standard on January 1, 2019.  In 2017, we began the evaluation of our contracts with our vendors under ASU 2016-02. We will continue to evaluate our contracts throughout 2018.  However, based upon our initial reviews and the future payments under operating leases disclosed in Note 17, we do not currently anticipate that adoption of this standard will have a material impact on our results of operations, financial condition, and cash flows.

From May 2014 through December 2016, the FASB issued several ASUs related to Revenue from Contracts with Customers (“ASC 606”).  These ASUs are intended to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts.  The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.   The new guidance is effective for interim and annual periods beginning after December 15, 2017.  The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.  We have adopted the new standard as of January 1, 2018 and utilize the modified retrospective method.  This approach allows us to apply the new standard to (1) all new contracts entered into after January 1, 2018 and (2) all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revenue guidance as of January 1, 2018 through a cumulative adjustment to equity.  Consolidated revenue presented in our comparative financial statements for periods prior to January 1, 2018 would not be revised.

During 2016 and 2017, we evaluated our contracts with customers under ASC 606.  The impact of adopting ASC 606 on our results of operations, financial condition, and cash flows is not material.  For the significant majority of our contracts related to our Owned and Operated Mines segment, there is no change to timing or method of recognizing revenue.  We have also determined that there would be no change to timing or method of recognizing revenue for our Logistics and Related Activities segment.  The impact of adopting ASC 606 primarily relates to customers where title and risk of loss transfer at different points.  Under current guidance, revenue is recognized when title passes to the customer at their destination.   However, control (as defined in ASC 606) passes when risk of loss transfers to these customers at the mine, and as such, revenue recognition will be accelerated under the new standard.  The impact to our results is not material because the analysis of our contracts under ASC 606 supports the recognition of revenue at a point in time, which is consistent with our current revenue recognition model.  Because control does not continuously pass to our customers during the mining and transportation process, revenue will continue to be recognized at a point in time.  For the majority of the contracts in our Owned and Operated Mines segment, this is supported by the fact that title and risk of loss pass to the customer once coal is loaded onto the railcar at the mine, and the customer obtains the significant risk and rewards of ownership of the coal.  This is also the point at which we have transferred physical possession of the coal.  Similarly, for our contracts in our Logistics and Related Activities segment, title and risk of loss pass to the customer once the coal reaches an agreed-upon destination, at which point the customer obtains the significant risk and rewards of ownership of the coal, as well as physical possession of the coal.  Furthermore, our analysis of our performance obligations under ASC 606 is not materially different from our current revenue recognition model.  Lastly, our analysis on the transaction price is also not materially different from our current revenue recognition model.

The following table reflects the adoption of ASC 606 on our Consolidated Balance Sheets as of January 1, 2018 (in thousands):

	Balance as of December 31, 2017	Adjustment Due to ASC 606	Balance as of January 1, 2018
Assets
Accounts receivable	$50,075	$781	$50,856
Inventories, net	72,904	(660)	72,244

Equity
Retained Earnings	$347,046	$121	$347,167

We also do not expect ASC 606 to have a material impact on other areas of our Consolidated Balance Sheets.  All amounts that are due from our customers are known at the time of invoicing, at which time a receivable is recognized as well as the corresponding revenue.  We do not currently have any contracts in place where we would transfer coal in advance of knowing the final price of the coal sold, and thus would not have any contract assets that we would record at this point in time.  In infrequent situations, we have required advance payment from our customers, and record this payment as deferred revenue.  We currently only have one contract where we received an upfront payment from the customer.  However, all of the deferred revenue related to this contract has been recognized as of December 31, 2017.  As such, we do not expect any impact on our Consolidated Balance Sheets related to contract liabilities.

ASC 606 includes expanded disclosure requirements, including the disaggregation of revenue, significant judgments made with regard to revenue recognition and reconciliation of contract balances, among other disclosures.  Although the impact of adoption is expected to be immaterial on our financial statements, we do anticipate adding additional detail to our revenue disclosures.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Inventories, Net

Inventories, net, consisted of the following as of December 31 (in thousands):

	2017	2016
Materials and supplies	$68,461	$67,933
Less: Obsolescence allowance	(1,094)	(956)
Material and supplies, net	67,367	66,977
Coal inventory	5,537	1,706
Inventories, net	$72,904	$68,683

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

•                              Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We had no Level 3 financial assets or liabilities as of December 31, 2017 or 2016.

The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying Consolidated Balance Sheets (in thousands):

	Fair Value as of December 31, 2017
Description	Level 1	Level 2	Total
Assets
Money market funds (1)	$49,102	$—	$49,102
Derivative financial instruments	$—	$—	$—

	Fair Value as of December 31, 2016
Description	Level 1	Level 2	Total
Assets
Money market funds (1)	$12,997	$—	$12,997
Derivative financial instruments	$—	$752	$752

(1)                                 Included in Cash and cash equivalents along with $58.8 million and $70.7 million of demand deposits as of December 31, 2017 and 2016, respectively.

We did not have any transfers between levels during the years ended December 31, 2017 and 2016.  Our policy is to value all transfers between levels using the beginning of period valuation.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Derivative Financial Instruments

Coal Contracts

From time to time, we use derivative financial instruments to help manage our exposure to market changes in coal prices.  To manage our exposure in the international markets, we have used international coal forward contracts linked to forward Newcastle coal prices.  We have used domestic coal futures contracts referenced to the 8800 Btu coal price sold from the PRB, as quoted on the Chicago Mercantile Exchange (“CME”), to help manage our exposure to market changes in domestic coal prices.

Under the international coal forward contracts, if the monthly average index price is lower than the contract price, we receive the difference, and if the monthly average index price is higher than the contract price, we pay the difference.  For our 2016 positions, we executed offsetting contracts to lock in the amount we received each month.  We have not held or entered into any international coal forward positions since our 2016 positions closed.

Under the domestic coal futures contracts, if the monthly average index price is higher than the contract price, we receive the difference, and if the monthly average index price is lower than the contract price, we pay the difference.  Amounts due to us or to the CME as a result of changes in the market price of our open domestic coal futures contracts and to fulfill margin requirements are received or paid through our brokerage bank on a daily basis; therefore, there is no asset or liability on the Consolidated Balance Sheets.  We have not held or entered into any domestic coal futures positions since our 2016 positions closed.

During the year ended December 31, 2015, we entered into international coal put options. Under the international put options, if the monthly average index price was lower than the option price, we received the difference, and if the monthly average index price was higher than the option price, we did not receive or pay anything.  All of our international coal put option positions were closed as of December 31, 2015 as forecasted shipments were reduced to zero for 2016 under the amended port and rail agreements described in Note 9.  We have not held or entered in to any international coal put options since our 2015 positions closed.

WTI Derivatives

We have previously used derivative financial instruments, such as collars and swaps, to help manage our exposure to market changes in diesel fuel prices.  The derivatives were indexed to the West Texas Intermediate (“WTI”) crude oil price as quoted on the New York Mercantile Exchange.  As such, the nature of the derivatives did not directly offset market changes to our diesel costs.

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

Under a swap agreement, if the monthly average index price is higher than the swap price, we receive the difference and if the monthly average index price is lower than the swap price, we pay the difference.  We used swap agreements to fix a portion of our forecasted diesel costs for 2016 and all of our forecasted diesel costs for 2017.  We currently do not hold any swap agreements.

U.S. On-Highway Diesel Derivatives

Additionally, we entered into swap positions indexed to the U.S. On-Highway Diesel prices to help fix a portion of the rail fuel surcharge for 2015 and 2016.  These swap positions were intended to help manage risk around price fluctuations in the rail fuel surcharge for our rail transportation cost for coal shipments to Westshore.  The rail fuel surcharge is priced using the Department of Energy’s U.S. On-Highway Diesel Fuel Prices (“U.S. On-Highway Diesel”).  Under the swap agreement, if the monthly average index price was higher than the swap price, we received the difference, and if the monthly average index price was lower than the swap price, we paid the difference.  All of our U.S. On-Highway Diesel swap

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

positions were closed as of December 31, 2015 as forecasted shipments were reduced to zero for 2016 under the amended port and rail agreements described in Note 9. We have not held or entered in to any U.S. On-Highway Diesel swap positions since our 2015 positions were closed.

Offsetting and Balance Sheet Presentation

December 31, 2017
	Gross Amounts Recognized		Gross Amounts Offset in the Consolidated Balance Sheets		Net Amounts Presented in the Consolidated Balance Sheets
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
International coal forward contracts	$—	$—	$—	$—	$—	$—
WTI derivative financial instruments	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

	December 31, 2016
	Gross Amounts Recognized		Gross Amounts Offset in the Consolidated Balance Sheets		Net Amounts Presented in the Consolidated Balance Sheets
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
International coal forward contracts	$—	$—	$—	$—	$—	$—
WTI derivative financial instruments	752	—	—	—	752	—
Total	$752	$—	$—	$—	$752	$—

Net amounts of derivative assets are included in Derivative financial instruments and net amounts of derivative liabilities are included in Accrued expenses in the Consolidated Balance Sheets.  There were no cash collateral requirements as of December 31, 2017 or December 31, 2016.

Derivative Gains and Losses

The (Gain) loss on derivative financial instruments recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31 were as follows (in thousands):

	2017	2016	2015
International coal forward contracts	$—	$(61)	$4,382
International coal put options	—	—	(5,813)
Domestic coal futures contracts	—	(55)	4,340
WTI derivative financial instruments	2,672	(8,065)	20,229
U.S. On-Highway Diesel derivative financial instruments	—	—	7,496
Net derivative financial instruments loss (gain)	$2,672	$(8,180)	$30,635

The mark-to-market loss on the WTI and U.S. On-Highway Diesel derivative financial instruments in 2015 was related to the decline in oil prices to an average forward price of $37.04 per barrel as of December 31, 2015.  See Note 5 for a discussion related to the fair value of derivative financial instruments.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following as of December 31 (in thousands):

	2017	2016
Land, surface rights, and mineral rights (1)	$1,632,003	$1,643,096
Mining equipment	914,195	915,649
Construction in progress	13,861	11,467
Other equipment	39,626	38,966
Buildings and improvements	72,908	72,998
Total	2,672,593	2,682,176
Less: accumulated depreciation and depletion	(1,306,838)	(1,249,815)
Property, plant and equipment, net	$1,365,755	$1,432,361

(1)                                 Includes mineral rights of $366.7 million and $685.9 million as of December 31, 2017 and 2016, respectively, attributable to areas where we were not yet engaged in mining operations and, therefore, the mineral rights are not being depleted.

During the years ended December 31, interest costs capitalized on mine development and construction projects totaled the following (in thousands):

	2017	2016	2015
Interest costs capitalized	$—	$1,205	$1,018

Included in mining equipment above are capital leases under various lease schedules, which are subject to the master lease agreement, and are pre-payable at our option.  Assets under capital lease consisted of the following as of December 31 (in thousands):

	2017	2016
Leased assets	$13,967	$13,967
Less: accumulated depreciation and depletion	7,032	4,993
Capital equipment lease assets, net	$6,935	$8,974

Our capital equipment lease obligations are included in Other liabilities.  Future payments for these obligations for the years ended December 31 are as follows (in thousands):

2018	$2,564
2019	1,694
2020	854
2021	28
2022	—
Total	5,140
Less: interest	199
Total principal payments	4,940
Less: current portion	2,435
Capital equipment lease obligations, net of current portion	$2,505

Interest on the variable rate capital leases is imputed based on the one-month LIBOR plus 1.95% for a rate of 3.45% and 2.69% as of December 31, 2017 and 2016, respectively.  Due to the variable nature of the imputed interest, fair value is equal to carrying value.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Impairments

Goodwill

During the second quarter of 2015, due to the weak domestic coal market outlook, especially as it related to 8400 Btu coal, coupled with our decision to reduce annual production at the Cordero Rojo Mine, we performed a goodwill impairment assessment.  We determined that the carrying amount of the Cordero Rojo Mine exceeded its estimated fair value. The implied fair value of the related goodwill, which related to an acquisition completed in 1997, was $0 requiring a $33.4 million impairment charge related to our Owned and Operated Mines segment, which is reflected in the year ended December 31, 2015.  As of December 31, 2017, 2016, and 2015, the remaining $2.3 million balance in goodwill relates to our other mines in the Owned and Operated Mines segment.

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

Due to the factors described above, we fully impaired our equity investment in GPT by recording a charge of $6.0 million during the fourth quarter of 2015.  No impairments of intangible assets were recognized for the years ended December 31, 2017 or 2016.

Long-Lived Assets

Due to lower planned production estimates as well as continued weak coal prices, management completed an impairment analysis with respect to each of the mines in our Owned and Operated Mines segment during the second quarter of 2016.  Management continues to evaluate certain idled equipment to determine if the associated costs are recoverable during the life of the mine but presently believes that all costs are recoverable.  During the year ended December 31, 2016, we recorded impairments of $2.6 million in the Owned and Operated Mines segment, primarily for engineering costs related to the Overland Conveyor project at our Antelope Mine and $2.0 million related to a shovel that we no longer expect to use because of declining production.  No impairments of long-lived assets were recognized for the years ended December 31, 2017 or 2015.

9.  Transportation Agreements

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

We have a throughput contract with Westshore Terminals Limited Partnership (“Westshore”) for our anticipated export sales through their export terminal in Vancouver, British Columbia, and a similar contract with Burlington Northern Santa Fe Railroad (“BNSF”).

Current Agreements

In December 2016, we terminated our previous agreement with Westshore and entered into a new agreement effective January 1, 2017.  In February 2017, we terminated our previous agreement with BNSF and entered into a new agreement effective April 1, 2017.  These agreements provided for shipments in 2017 and 2018 and required minimum payments for those two years.

In December 2017 and January 2018, we extended the agreements with Westshore and BNSF, respectively, through the end of 2020 with minimum payment commitments for each year.  We have the right to terminate our commitments for the remaining years at any time in exchange for buyout payments.  Additionally, after the new Westshore agreement terminates

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and through 2024, if we choose to ship to export customers, we are required to offer to ship through Westshore up to a specified annual tonnage on terms similar to the new agreement before shipping through any other export terminal.  Westshore has the right to accept or reject our offer in its sole discretion.

In exchange for the termination of the previous agreements in 2015 and 2016, we made termination payments.  These amounts have been deferred and will be amortized, along with the previous amendment payments made in 2015, over the remaining life of the new agreements.  As of December 31, 2017 and 2016, there was $22.4 million and $35.3 million, respectively, recorded as a deferred asset for these agreements, included in Other assets in the Consolidated Balance Sheets.  We incurred $162.4 million, $51.5 million and $154.4 million in costs under our logistics agreements with Westshore and BNSF during the years ended December 31, 2017, 2016, and 2015, respectively, including amortization of $35.8 million and $32.7 million in 2017 and 2016, respectively, and shortfall payments of $26.2 million in 2015.

Historical Agreements

In the fourth quarter of 2015, we announced amended agreements with both Westshore and BNSF, whereby the previously committed volumes for 2016 through 2018 were reduced to zero in exchange for an upfront payment made in October 2015, plus quarterly payments during 2016 through 2018, as specified in the amended agreement.  We made upfront payments totaling $37.5 million during the fourth quarter of 2015 relating to these two amendments.  We capitalized the $37.5 million in payments made to Westshore and BNSF as a deferred asset and amortized these costs throughout 2016 and 2017, and under the current agreements, we will continue to amortize the costs for BNSF and Westshore through the end of 2020.

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

10.  Equity Method Investments

Equity method investments include our 50% equity investment in Venture Fuels Partnership, a coal marketing company.  We received $4.5 million and $1.5 million in distributions for the years ended December 31, 2017 and 2016, respectively, related to our investment in Venture Fuels Partnership. We received no distributions for the year ended December 31, 2015.  We previously had a 49% ownership interest in the Gateway Pacific Terminal (“GPT”). In January 2017, SSA Marine, the majority interest holder and project developer, notified us of its intention to no longer pursue a coal terminal.  As a result, we abandoned our ownership interest in the joint venture, and we no longer have any ownership interest or associated funding obligations for the joint venture.   We had previously written off our $6.0 million investment in GPT in the fourth quarter of 2015.  Our equity method investments are included in noncurrent Other assets on the Consolidated Balance Sheets and had a carrying amount of the following as of December 31 (in thousands):

	2017	2016
Venture Fuels Partnership	$3,774	$7,575
Other	989	1,006
Total equity method investments	$4,763	$8,581

Income (loss) from unconsolidated affiliates, net of tax included the following for the years ended December 31 (in thousands):

	2017	2016	2015
Venture Fuels Partnership	$700	$2,394	$1,801
Gateway Pacific Terminal	—	(1,753)	(613)
Other	13	16	11
Income (loss) from unconsolidated affiliates, net of tax	$713	$657	$1,200

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have related party transactions with our equity method investments.  Related party activity consists primarily of coal sales to Venture Fuels Partnership, for delivery of coal under arms-length commercial arrangements in the ordinary course of business.

The following table summarizes related party transactions for the years ended December 31 (in thousands):

	2017	2016	2015
Sales of coal to Venture Fuels Partnership	$9,528	$11,922	$26,754

11.  Senior Notes

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

Holders of $237.9 million aggregate principal amount of the 2019 Notes and $143.6 million aggregate principal amount of the 2024 Notes tendered such notes pursuant to the Exchange Offers.  On October 17, 2016, the Issuers accepted for exchange all such Old Notes validly tendered, issued $290.4 million aggregate principal amount of  2021 Notes, and made cash payments of $26.0 million in the aggregate (including $7.7 million in accrued and unpaid interest) to tendering holders of the Old Notes.  The transaction resulted in recognition of $4.7 million in expenses for the year ended December 31, 2016.  Upon completion of the Exchange Offers, $62.1 million aggregate principal amount of the 2019 Notes remained outstanding, while $56.4 million aggregate principal amount of the 2024 Notes remain outstanding.

The exchanges of the Old Notes for the 2021 Notes were accounted for as a troubled debt restructuring.  As the future cash flows of the 2021 Notes were greater than the carrying amount of the Old Notes, no gain was recognized.  The amount of extinguished debt will be amortized over the remaining life of the 2021 Notes using the effective interest method and recognized as a reduction of interest expense.  The effective interest rate of the 2021 Notes is 6.46% compared to the stated rate of 12.00%.  As a result, our reported interest expense will be significantly less than the contractual cash interest payments throughout the term of the 2021 Notes.  Our current tax attributes are expected to offset any cash tax impacts from the Exchange Offers

Equity Offering and 2019 Note Redemption

On February 28, 2017, we issued 13.5 million shares of common stock through a registered underwritten public offering and received proceeds, net of underwriting discounts and commissions, of $64.7 million.  We used the net proceeds from the offering to fund the full redemption of our remaining outstanding 2019 Notes. On March 31, 2017, we redeemed the 2019 Notes at a total cost of $64.5 million, reflecting a redemption price of 101.417% of the principal amount of $62.1 million, or $63.0 million, plus accrued and unpaid interest of $1.5 million.  In addition, we wrote off $0.7 million in deferred financing costs and original issue discount as of the redemption date.  The primary purpose of the redemption of the 2019 Notes was to reduce outstanding long-term debt and extend our nearest term maturity date to 2021.

Senior Notes

We refer to the 2021 Notes and the 2024 Notes collectively as the “senior notes.”  The 2021 Notes and 2024 Notes bear interest at fixed annual rates of 12.00% and 6.375%, respectively.  There are no mandatory redemption or sinking fund payments for the senior notes.  Interest payments are due semi-annually on May 1 and November 1 for the 2021 Notes, and due semi-annually on March 15 and September 15 for the 2024 Notes.  We may redeem some or all of the 2021 Notes by

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

paying specified redemption prices in excess of their principal amount, plus accrued and unpaid interest, if any, prior to November 1, 2020, or by paying their principal amount thereafter, plus accrued and unpaid interest, if any.  We may also redeem some or all of the 2024 Notes by paying specified redemption prices in excess of their principal amount, plus accrued and unpaid interest, if any, prior to March 15, 2022, or by paying their principal amount thereafter, plus accrued and unpaid interest, if any.

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

Senior notes consisted of the following as of December 31 (in thousands):

	2017
	Carrying Value	Unamortized Discount and Debt Issuance Costs	Unamortized Deferred Gain on Forgiven Debt	Principal	Fair Value (1)
12.00% second lien senior notes due 2021	349,719	13,614	(72,967)	290,366	315,773
6.375% senior notes due 2024	55,547	861	—	56,408	45,973
Total senior notes	$405,266	$14,475	$(72,967)	$346,774	$361,746

	2016
	Carrying Value	Unamortized Discount and Debt Issuance Costs	Unamortized Deferred Gain on Forgiven Debt	Principal	Fair Value (1)
8.50% senior notes due 2019	$61,383	$711	$—	$62,094	$57,903
12.00% second lien senior notes due 2021	358,217	17,511	(85,362)	290,366	306,336
6.375% senior notes due 2024	55,410	998	—	56,408	42,306
Total senior notes	$475,009	$19,220	$(85,362)	$408,868	$406,545

(1)                                 The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Maturities

Aggregate future maturities of long-term debt as of December 31, 2017 are as follows (in thousands):

2021	$290,366
2024	56,408
Less unamortized debt issuance costs	(14,475)
Plus unamortized deferred gain	72,967
Total long-term debt	$405,266

12.  Other Obligations

Accounts Receivable Securitization Program

In January 2013, we formed Cloud Peak Energy Receivables LLC, a special purpose, bankruptcy-remote 100% owned subsidiary, to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties) and then transfer undivided interests of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  On February 11, 2013, we executed an Accounts Receivable Securitization Program (“A/R Securitization Program”) with a committed capacity of up to $75 million.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  On January 31, 2017, the A/R Securitization Program was amended to extend the term of the A/R Securitization Program to January 23, 2020, allow for the ability to issue letters of credit, and revise the maximum borrowing capacity for both cash and letters of credit to $70 million.  All other terms of the program remained substantially the same.  As of December 31, 2017, the A/R Securitization Program would have allowed for $21.9 million of borrowing capacity, which was less than the undrawn face amount of letters of credit outstanding under the A/R Securitization Program of $23 million as of December 31, 2017.  The $1.1 million difference between the borrowing capacity and the undrawn face amount of the letters of credit outstanding was cash-collateralized into a restricted cash account in early January 2018, thus bringing the borrowing capacity to zero.  There were no borrowings outstanding from the A/R Securitization Program as of December 31, 2017 or December 31, 2016.  Cloud Peak Energy Receivables LLC is included in our Consolidated Financial Statements.

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

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2017, we had no borrowings or letters of credit outstanding under the Credit Agreement.  As of December 31, 2016, there were no borrowings and the undrawn face amount of letters of credit outstanding under the Credit Agreement was $67.5 million.  We were in compliance with the covenants contained in the Credit Agreement as of December 31, 2017 and December 31, 2016.

We intend to extend or replace the Credit Agreement before its maturity in February 2019 and currently expect that any replacement facility will be significantly smaller than our current Credit Agreement.  See Item 1A “Risk Factors—Risks Related to Our Indebtedness and Liquidity—Our Credit Agreement provides an important source of our overall liquidity.  We will need to extend or replace the Credit agreement before its maturity in February 2019.  If we are unable to successfully extend or replace the Credit Agreement in a timely manner, our future financial condition and liquidity may be materially adversely affected.”

Liquidity

During the first quarter of 2017, we completed a public offering of 13.5 million additional shares of common stock and received proceeds, net of underwriting discounts and commissions, of $64.7 million.  We used these proceeds to fully redeem the 2019 Notes in the first quarter of 2017.

Our aggregate availability for borrowing under the Credit Agreement and the A/R Securitization Program was approximately $400.0 million as of December 31, 2017.  Our total liquidity, which includes cash and cash equivalents and amounts available under both our Credit Agreement and the A/R Securitization Program, was $507.9 million as of December 31, 2017.

As of December 31, 2017, there were no letters of credit outstanding under the Credit Agreement.  There were $23 million undrawn face amount of letters of credit outstanding under the A/R Securitization Program as of December 31, 2017, a decrease in total letters of credit outstanding of $44.5 million from December 31, 2016, due to a decrease in the amount of surety bonds required as well as lower collateral required for bonding.

The recently enacted tax legislation, commonly referred to as the “Tax Cuts and Jobs Act” (“TCJA”), made significant changes to U.S. tax laws. The material immediate impact of TCJA to us is the elimination of the corporate alternative minimum tax (“AMT”), and the ability to offset our regular tax liability or claim refunds for taxable years 2018 through 2021 for AMT credits carried forward from prior periods.  We currently anticipate we will realize approximately $30 million in AMT value over the next four years with approximately half of this value realized in 2019 for taxable year 2018.  See Note 15 for further discussion.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs

There were $4.4 million and $7.7 million of unamortized debt issuance costs as of December 31, 2017 and December 31, 2016, respectively, related to the A/R Securitization Program and the Credit Agreement included in noncurrent Other assets in the Consolidated Balance Sheets.

13.  Interest Expense

Interest expense consisted of the following (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Senior notes	$27,621	$37,481	$38,250
Credit facility unutilized fee	3,795	4,132	2,753
Federal coal lease obligations imputed interest	350	342	2,960
Amortization of deferred financing costs and original issue discount	7,781	5,173	4,174
Other	233	257	442
Subtotal	39,780	47,385	48,579

Premium on early retirement of debt	880	—	—
Write-off of deferred financing costs and original issue discount	702	1,254	—
Total cost of early retirement of debt and refinancings	1,582	1,254	—

Total interest expense	41,362	48,639	48,579
Less interest capitalized	—	(1,205)	(1,018)
Interest expense	$41,362	$47,434	$47,561

In connection with the public offering previously discussed in Note 11, upon redemption of the 2019 Notes, we paid $1.5 million in accrued and unpaid interest, $0.9 million in premium on the early retirement of debt, and wrote off $0.7 million in deferred financing and original issue discount in the year ended December 31, 2017.

Debt issuance costs of $1.3 million related to the decrease in the Credit Agreement’s borrowing capacity were written off in the third quarter of 2016.  Additional debt issuance costs of $3.6 million were incurred in connection with the amended Credit Agreement in the third quarter of 2016.  These costs were deferred and are being amortized to Interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the remaining term of the Credit Agreement.

14.  Asset Retirement Obligations

Changes in the carrying amount of our AROs were as follows (in thousands):

	2017	2016
Balance as of January 1	$98,166	$153,155
Accretion	7,072	6,645
Revisions to estimated future reclamation cash flows	(3,802)	(60,681)
Payments	(1,126)	(953)
Balance as of December 31	100,310	98,166
Less: current portion	(1,013)	(1,118)
Asset retirement obligation, net of current portion	$99,297	$97,048

The above amounts exclude $3.3 million and $4.6 million of concurrent reclamation, for our Owned and Operated Mines segment, for the years ended December 31, 2017 and 2016, respectively.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revisions to estimated future reclamation cash flows reflect our regular updates to our estimated costs of closure activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages, the timing of the reclamation activities, and third-party unit costs as of December 31, 2017 and 2016.

Revisions during the year ended December 31, 2017 related to our Antelope Mine, Cordero Rojo Mine, and Spring Creek Mine were $2.7 million, $2.6 million, and $0.2 million, respectively.  Reductions to AROs resulting from such revisions generally result in a corresponding reduction to the related asset retirement cost in Property, plant and equipment, net, however, if the decrease to the asset retirement obligation exceeds the carrying amount of the related asset retirement costs, the resulting non-cash credit will reduce Depreciation and depletion in the Consolidated Statements of Operations and Comprehensive Income (Loss).  As of December 31, 2017, these revisions reduced the related asset by $ 2.3 million.  The remaining $2.9 million reduced Depreciation and depletion for the year ended December 31, 2017.

Revisions during the year ended December 31, 2016 related to our Antelope Mine, Cordero Rojo Mine, and Spring Creek Mine were $22.3 million, $34.7 million, and $1.9 million, respectively.  These downward revisions were primarily due to updated equipment and fuel cost guidance issued by the State of Wyoming as well as changes in each mine’s life due to updated estimates of annual production rates.  As of December 31, 2016, these revisions reduced the related asset by $8.7 million.  The remaining $53.3 million reduced Depreciation and depletion for the year ended December 31, 2016.

15.  Income Taxes

Our Income (loss) before income tax provision and earnings from unconsolidated affiliates is earned solely in the U.S.

TCJA made significant changes to U.S. tax laws.   We have historically been subject to the AMT under which taxes are imposed at a 20% rate on taxable income, subject to certain adjustments, and we have assumed that we would be subject to the AMT rate in future periods.  As such, the elimination of the AMT and reduction in the federal corporate tax rate to 21% does not have a material impact on our estimates for cash taxes payable in the next several years.  The corporate rate reduction required a revaluation of our net deferred tax asset as of December 31, 2017.  However, since we have a full valuation allowance on our net deferred tax asset, there is no revaluation impact to our income statement.  We will continue to analyze the future impact of TCJA on us and assess whether release of all or a portion of our valuation allowance is warranted.

A material immediate impact of TCJA is the elimination of the AMT and the ability to offset our regular tax liability or claim refunds for taxable years 2018 through 2021 for our AMT credits carried forward from prior periods.  We currently anticipate we will realize approximately $30 million in AMT value over the next four years with approximately half of this value realized in 2019 for taxable year 2018.

Income tax benefit (expense) consisted of the following for the years ended December 31 (in thousands):

	2017	2016	2015
Current:
Federal	$29,537	$1,494	$1,571
State	(67)	(252)	535
Total current	29,470	1,242	2,106
Deferred:
Federal	—	915	(76,300)
State	—	56	(3,186)
Total deferred	—	971	(79,486)
Total income tax benefit (expense)	$29,470	$2,213	$(77,380)

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We report the tax effects of differences between the tax bases of assets and liabilities and the financial statement carrying amounts of these items as deferred tax assets and deferred tax liabilities.  Our deferred tax assets and liabilities consisted of the following as of December 31 (in thousands):

	2017	2016
Deferred income tax assets:
Accrued expense and liabilities	$17,530	$26,746
Pension and other postretirement benefits	5,898	8,621
Accrued reclamation and mine closure costs	22,229	34,326
Contract rights	38,793	69,352
Debt restructuring	12,762	25,183
Mark-to-market gain (loss)	52	(191)
AMT Credit carryforward	—	31,625
Net operating loss carryforward	55,160	54,764
Other	866	7,606
Total deferred income tax assets	153,290	258,032
Less valuation allowance	(52,010)	(99,638)
Net deferred income tax asset	101,280	158,394

Deferred income tax liabilities:
Property, plant and equipment	(33,420)	(37,954)
Inventories	(11,521)	(17,435)
Mineral rights	(44,878)	(78,819)
Throughput payments	(3,604)	(12,928)
Other	(7,857)	(11,258)
Total deferred income tax liabilities	(101,280)	(158,394)
Net deferred income tax assets (liabilities)	$—	$—

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

The realization of our deferred income tax assets depends on the existence of sufficient future taxable income.  In 2015, after considering operating results as well as our projected results for the next few years, we determined that it was unlikely that we would realize our deferred tax assets.  As a result, we increased our deferred tax valuation allowance to $119.0 million and reduced the carrying value of our deferred tax assets to zero.  As of December 31, 2016, the deferred tax valuation allowance decreased by $19.3 million to $99.6 million in order to keep the carrying value of our deferred tax assets at zero.  As of December 31, 2017, the deferred tax valuation allowance decreased by $47.6 million to $52.0 million in order to keep the carrying value of our deferred tax assets at zero.  The valuation allowance will be released once sustained profitable operations return.

As of December 31, 2017, we have a federal net operating loss carryforward of $247.4 million, which is scheduled to expire between 2029 and 2037.  We also have a combined state net operating loss carryforward of $68.9 million, which is scheduled to expire between 2022 and 2037.

As of December 31, 2016, we had a federal net operating loss carryforward of $151.6 million, which is scheduled to expire between 2029 and 2036.  We also had a combined state net operating loss carryforward of $45.2 million, which is scheduled to expire between 2022 and 2036.  In addition, we had an alternative minimum tax credit carryforward of $31.6 million.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate is reconciled to the U.S. federal statutory income tax rate for the years ended December 31 as follows:

	2017	2016	2015
United States federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2	1.2	1.3
Percentage depletion	12.9	(25.0)	5.7
Change in valuation allowance	48.5	(32.4)	(86.9)
AMT credit monetization - valuation allowance release	85.6	—	—
Other non-deductible expenses	(2.1)	1.7	(0.5)
Stock compensation	(5.8)	12.1	(1.5)
Non-deductible goodwill impairment	—	—	(9.1)
Deferred tax adjustments	(9.0)	(4.7)	(4.7)
Impact of US Tax Reform	(87.3)	—	—
Other	—	0.4	0.6
Effective tax rate	80.0%	(11.7)%	(60.1)%

The difference between our statutory income tax rate and our effective income tax rate for the year ended December 31, 2017 is primarily the result of changes in federal tax laws releasing the valuation allowance on our AMT credit carry forwards and the change in valuation allowance to maintain the carrying amount of our deferred tax assets at zero.  The difference between our statutory rate and the effective rate for the year ended December 31, 2016 was primarily the result of the change in valuation allowance to maintain the carrying amount of our deferred tax assets at zero.  The difference between our statutory rate and the effective rate for the year ended December 31, 2015 was primarily the result of the increase to the valuation allowance to reduce the carrying amount of our deferred tax assets to zero.

Federal and state tax laws impose limitations on the utilization of net operating losses (“NOLs”) in the event of an ‘ownership change’ for tax purposes, as defined in Section 382 of the Internal Revenue Code.  If our valuation allowance on our deferred tax assets would be released in future periods, and we experienced an ownership change, our ability to utilize our NOLSs may be limited.

As of December 31, 2017 2016, and 2015, we had no uncertain tax positions that we expect to have a material impact on the Consolidated Financial Statements as a result of tax deductions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statute of limitations.  We are open to federal and state tax audits until the applicable statutes of limitations expire.  The statute of limitations has expired for all federal and state returns filed for periods ending before 2012.

16.  Employee Benefit Plans

Our Consolidated Statements of Operations and Comprehensive Income (Loss) include expenses in connection with employee benefit plans, as follows for the years ended December 31 (in thousands):

	2017	2016	2015
Cloud Peak Energy defined contribution retirement plans	$7,241	$10,312	$11,725
Cloud Peak Energy retiree medical plan	(5,471)	(1,841)	8,096
Total	$1,770	$8,471	$19,821

Cloud Peak Energy Defined Contribution Retirement Plans

We sponsor two defined contribution plans to assist eligible employees in providing for retirement.  Our employees may elect to contribute a portion of their salary on a pre- or post-tax basis to their accounts.  We match all employee contributions up to 8% of eligible compensation.  All contributions are fully vested at the date of contribution. Total contributions for the years ended December 31 are as follows (in thousands):

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017	2016	2015
Contributions	$7,241	$10,312	$11,725

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

In April 2016, we communicated certain changes in our Retiree Medical Plan to employees that became effective January 1, 2017.  Changes included a decrease in the number of active employees that were eligible for the plan as well as moving to a fixed dollar subsidy amount away from a defined benefit plan.  These plan changes reduced our accumulated postretirement benefit obligation by $47.7 million during the second quarter of 2016.  The plan changes eliminated the old prior service cost base and established a new negative prior service cost base of approximately $41.1 million, which will be amortized to income over 4.2 years.

Net periodic postretirement benefit costs included the following components for the years ended December 31 were as follows (in thousands):

	2017	2016	2015
Service cost	$894	$2,225	$4,916
Interest cost	918	1,187	1,929
Amortization of prior service cost (credit)	(7,283)	(5,253)	1,252
Net periodic postretirement benefit cost (credit)	$(5,471)	$(1,841)	$8,096

Annually, we remeasure and adjust the liability for the accumulated postretirement benefit obligation (“APBO”).  Changes in the APBO include the following components as of December 31 (in thousands):

	2017	2016	2015
Beginning Balance	$23,562	$61,407	$50,697
Current period service costs	894	2,225	4,916
Interest costs	918	1,187	1,929
Plan amendment	—	(47,671)	—
Benefits paid, net of retiree contributions	(277)	(198)	(9)
Change in actuarial assumptions and actuarial loss	794	6,612	3,874
Ending Balance	25,891	23,562	61,407
Less current portion	933	612	562
Long-term APBO	$24,958	$22,950	$60,845

The amounts recognized in Accumulated other comprehensive income (loss) related to the APBO consist of the following as of December 31:

	2017	2016
Net prior service credit	$24,062	$33,804
Net actuarial loss	(16,520)	(18,184)
	7,542	15,620
Income taxes	611	611
	$8,153	$16,231

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following amounts will be amortized from Accumulated other comprehensive income into net periodic benefit cost in 2018:

Net prior service credit	$(9,742)
Net actuarial loss (gain)	2,392
$(7,350)

We used the following assumptions in the measurement of the APBO for the years ended December 31:

	2017		2016		2015
Discount rate	3.46%		3.95%		4.14%
Health care cost trend rate assumed for next year	N/A	%	N/A	%	7.50%
Ultimate health care cost trend rate	N/A	%	N/A	%	5.00%
Year that the rate reaches the ultimate trend rate	N/A		N/A		2026

Our estimated future benefit payments under the Retiree Medical Plan, which are net of estimated employee contributions and reflect expected future service, are as follows for the years ended December 31 (in thousands):

2018	$949
2019	896
2020	1,062
2021	1,204
2022	1,324
2023 - 2027	7,832

17.  Commitments and Contingencies

Commitments

Operating Leases

We occupy various facilities and lease certain equipment under various lease agreements.  The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to December 31, 2017, are as follows (in thousands):

2018	$1,096
2019	1,115
2020	1,095
2021	201
2022	13
Thereafter	384

Rental expenses for the years ended December 31 were as follows (in thousands):

	2017	2016	2015
Rent expense	$2,347	$2,183	$2,361

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

Litigation

Administrative Appeals of the BLM’s Approval of the Potential West Antelope II South Lease Modification

Background—On September 5, 2014, WildEarth filed an appeal with the Interior Board of Land Appeals (“IBLA”) challenging the BLM’s August 15, 2014 decision to approve Antelope Coal LLC’s proposed modification of Antelope Coal’s West Antelope II South (“WAII South”) lease.  Antelope Coal is a 100% owned subsidiary of Cloud Peak Energy.  On September 12, 2014, Powder River Basin Resource Council and Sierra Club (collectively “PRBRC”) filed an appeal with the IBLA challenging this same BLM decision.  The BLM’s decision that is the subject of both appeals approves the proposed amendment of WAII South lease.  If the lease modification is entered into, it would add coal underlying nearly 857 surface acres.  WildEarth and PRBRC have asked the IBLA to vacate the proposed WAII South lease modification and direct the BLM to prepare additional environmental analysis on the impacts of the lease modification.

Intervention by Cloud Peak Energy and State of Wyoming—On September 24, 2014 and October 6, 2014, Antelope Coal and the State of Wyoming, respectively, moved to intervene in the WildEarth and PRBRC appeals as respondents to defend the BLM’s lease modification decision.  The IBLA granted these intervention motions.

Current Schedule.  WildEarth filed its Statement of Reasons (opening brief) on October 6, 2014, and PRBRC filed its Statement of Reasons on October 10, 2014.  The BLM filed its Answer (opposition brief) on January 12, 2015 and moved for the two appeals to be consolidated.  Antelope Coal and State of Wyoming filed their respective Answers on January 20, 2015.  Briefing has been completed in both appeals.  On September 2, 2016, WildEarth filed a Notice of Supplemental Authority indicating that decisions in three unrelated IBLA appeals call into question whether BLM’s decision record approving the WAII South lease modification was signed by the appropriate BLM official.  In response to a September 12, 2016 Show Cause Order from the IBLA, BLM filed a response brief on September 26, 2016 representing that the High Plains District Manager had properly signed the decision record approving the WAII South lease modification.  Antelope Coal and the State of Wyoming filed briefs in support of BLM’s response on September 27, 2016 and September 30, 2016, respectively.  WildEarth filed a brief in response to BLM’s and Antelope Coal’s response briefs on September 29, 2016.  On February 7, 2017, the IBLA issued a decision setting aside BLM’s decision to issue the WAII South lease modification and remanding that decision to BLM on the ground that the Wyoming High Plains District Manager lacked the appropriate delegation of authority to approve such a leasing decision.  The IBLA specifically declined to address the merits of WildEarth’s and PRBRC’s claims challenging whether BLM’s underlying environmental analysis was sufficient to support the agency’s lease modification decision.  On April 10, 2017, BLM filed a petition with the Director of the Department of Interior’s Office of Hearings and Appeals (the “OHA Director”) asking the OHA Director to reverse the IBLA’s February 7, 2017 decision and remand to the IBLA with instructions to decide the merits of the underlying WildEarth and PRBRC appeals.  On April 19, 2017, the OHA Director issued a notice to docket the petition and set a briefing schedule for BLM’s petition.  On April 21, 2017 and May 18, 2017, PRBRC and WildEarth, respectively, filed briefs in opposition to BLM’s petition.  On May 12, 2017, Antelope Coal filed a brief in support of BLM’s petition.  On June 16, 2017, the State of Wyoming filed a response in opposition to WildEarth’s brief.  On June 19, 2017, BLM filed a reply in support of its petition.  On September 11, 2017, the OHA Director denied BLM’s Petition for OHA Director Review thereby concluding the appeals and giving full force and effect to the IBLA’s February 7, 2017 order remanding the matter to BLM and providing BLM with broad discretion on how to proceed.  On November 30, 2017, the Wyoming Deputy State BLM Director issued a new Decision Record reapproving the WAII South lease modification.  BLM released the Decision Record and supporting documents to the public on January 5, 2018.  On February 1, 2, and 5, 2018, PRBRC, the Sierra Club, and WildEarth, respectively, filed appeals with the IBLA challenging the BLM’s new Decision Record.  We believe the PRBRC, Sierra Club, and WildEarth appeals challenging the BLM’s West Antelope II South lease modification Decision Record are without merit.  Nevertheless, if the appellants’ claims are successful, the timing and ability of Cloud Peak Energy to lease and mine the coal underlying the applicable surface acres could be materially adversely impacted.  We are unable to estimate a loss or range of loss for this contingency because (1) the challenges do not seek monetary relief, (2) the nature of the relief sought is to require the regulatory agency to address alleged deficiencies in complying with applicable regulatory and legal requirements and (3) even if the challenges are successful in whole or in part, the IBLA has broad discretion in determining the nature of the relief ultimately granted.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Current Schedule—On November 25, 2015, the OSM filed a motion to sever WildEarth’s complaint and transfer those claims against the two Wyoming mines (Antelope and Black Thunder) to the District of Wyoming and the New Mexico mine (El Segundo) to the District of New Mexico.  Each of the prospective intervenors filed conditional responses in support of OSM’s transfer motion.  On January 7, 2016, WildEarth filed its opposition to OSM’s transfer motion.  On January 29, 2016, WildEarth and OSM filed a Joint Motion to Stay all proceedings for 60 days in order for the parties to pursue settlement discussions.  On February 1, 2016, the prospective intervenors filed a proposed response to the stay motion in which they asked the Colorado District Court to grant (1) the pending intervention motions, and (2) the pending motion to sever and transfer, before staying the portion of the case that remained in the District of Colorado.  On February 3, 2016, WildEarth and OSM filed separate reply briefs in support of their stay motion.  On February 16, 2016, the court granted the motion to stay the case for 60 days, and on February 18, 2016, the court granted the pending motions to intervene by Antelope Coal, the State of Wyoming, and the other coal producers.  The stay expired on April 1, 2016 after the parties were unable to reach a voluntary settlement and OSM filed its reply brief in support of its motion to sever and transfer on April 11, 2016.  On June 17, 2016, the Colorado District Court granted OSM’s motion to sever and transfer WildEarth’s claims against the Antelope and Black Thunder mine plans to the District of Wyoming and the El Segundo mine plan to the District of New Mexico.  The challenges against the Antelope and Black Thunder mine plans, which are docketed as separate cases, have both been assigned to Judge Johnson of the District of Wyoming.  On October 7, 2016, BLM filed its administrative record for the case challenging the Antelope mine plan.  On October 21, 2016, WildEarth filed a motion to supplement the administrative record with three administrative documents prepared by other federal agencies.  On November 4, 2016, OSM and Antelope Coal each filed opposition briefs.  On November 11, 2016, WildEarth filed its reply brief.  On December 1, 2016, the court denied WildEarth’s motion to supplement the record.  WildEarth filed its opening merits brief on January 27, 2017.  Opposition briefs by OSM, Antelope Coal, and the State of Wyoming were filed April 5, 2017.  On June 2, 2017, WildEarth filed its reply brief.  On August 22, 2017 and September 20, 2017, WildEarth filed two separate notices of supplemental authority.  The OSM and Antelope each filed responses to WildEarth’s first notice on September 6, 2017 and September 21, 2017, respectively.  Antelope and the State of Wyoming filed a joint response to WildEarth’s second notice on October 27, 2017.  The merits briefing has been completed and the parties are awaiting a decision from the court.

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

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intervention by Spring Creek Coal—On August 31, 2017, Spring Creek Coal LLC moved to intervene in the WildEarth and MEIC’s challenge to the mine plan.  On September 26, 2017, the court granted Spring Creek Coal’s intervention motion.

Current Schedule— OSM answered the plaintiffs’ complaint on August 24, 2017.  OSM lodged the administrative record with the court and served the record on all parties on January 17, 2018.  Under the revised briefing schedule, Plaintiffs motion for summary judgment is due April 6, 2018; Federal Defendants response and cross motion for summary judgment is due May 11, 2018; and Spring Creek’s opposition and cross motion is due May 18, 2018.  Plaintiffs reply brief is due June 12, 2018 and the reply briefs for the Federal Defendants and Spring Creek are due July 2, 2018 and July 11, 2018, respectively.  We believe WildEarth’s and MEIC’s challenge is without merit.  Nevertheless, if WildEarth’s and MEIC’s claims against OSM’s approval of the Spring Creek mine plan modification are successful, any court order granting the requested relief could have a material adverse impact on our shipments, financial results and liquidity, and could result in claims from third parties if we are unable to meet our commitments under pre-existing commercial agreements as a result of any required reductions or modifications to our mining activities.  We are unable to estimate a loss or range of loss for this contingency because (1) the challenge does not seek monetary relief, (2) the nature of the relief sought is to require the regulatory agency to address alleged deficiencies in complying with applicable regulatory and legal requirements and (3) even if the challenges are successful in whole or in part, the court has broad discretion in determining the nature of the relief ultimately granted.

California Climate Change Litigation

Background—On July 17, 2017, three California local governments filed separate but largely identical complaints in California Superior Court, naming numerous fossil fuel companies as defendants (together, the “California Climate Change Litigation”).  The Plaintiffs are the County of San Mateo, the County of Marin, and the City of Imperial Beach, which filed in the Superior Court of the State of California for the County of San Mateo, the Superior Court of the State of California for the County of Marin, and the Superior Court for the County of Contra Costa, respectively.  These cases have been removed to the U.S. District Court for the Northern District of California.  Defendants include Rio Tinto PLC, Rio Tinto LTD, Rio Tinto Energy America Inc., Rio Tinto Minerals Inc., Rio Tinto Services Inc., Chevron Corp., Chevron U.S.A. Inc., ExxonMobil Corp, BP P.L.C., BP America, Inc., Royal Dutch Shell Company LLC, Citgo Petroleum Corp., ConocoPhillips, ConocoPhillips Company, Phillips 66, Peabody Energy Corp., Total E&P USA Inc., Total Specialties USA Inc., Arch Coal, Inc., ENI S.p.A., ENI Oil & Gas Inc., Statoil ASA, Anadarko Petroleum Corp., Occidental Petroleum Corp., Repsol S.A., Repsol Energy North America Corp., Repsol Trading USA Corp., Marathon Oil Company, Marathon Oil Corporation, Marathon Petroleum Corp., Hess Corp., Devon Energy Corp., Devon Energy Production Company, L.P., Encana Corp., and Apache Corp.  Cloud Peak Energy is not a named defendant.

By way of summary only, Plaintiffs allege that defendants knowingly contributed to GHG emissions through the production and sale of fossil fuels that have adversely impacted the environment, thereby creating financial liabilities for the plaintiffs.  Plaintiffs also allege that defendants engaged in a coordinated effort to conceal and deny their own knowledge of those climate change threats, discredit scientific evidence and create doubt in the minds of customers, consumers, regulators, the media, journalists, teachers and the public about the consequences of the impacts of their fossil fuel pollution.  Based on these allegations, plaintiffs assert that defendants are liable under various causes of action including public nuisance, failure to warn, design defect, private nuisance, negligence, and trespass. Plaintiffs seek unspecified compensatory damages, equitable relief to abate the alleged nuisances, attorneys’ fees, punitive damages, disgorgement of profits, costs of suit and other relief as the court may deem proper.

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

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentrations of Risk and Major Customers

Approximately 87%, 79%, and 67% of our revenue for the years ended December 31, 2017, 2016, and 2015, respectively, were under multi-year contracts.  While the majority of the contracts are fixed-price contracts, certain contracts have adjustment provisions for determining periodic price changes.  There was no single customer that represented 10% or more of consolidated revenue in 2017, 2016, or 2015.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  The credit risk is controlled through credit approvals and monitoring procedures.

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

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company, or provide a letter of credit, typically through a bank.  Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  We also previously used self-bonding to secure performance of certain obligations in Wyoming.  In January 2017, we received approval to remove the final $10 million of self-bonding that existed as of December 31, 2016 and exited self-bonding during the first quarter of 2017.  As of December 31, 2017, we had $422.9 million of reclamation and lease bonds backed by collateral of $23 million in the form of letters of credit under our A/R Securitization Program used for mining, securing coal lease obligations, and for other operating requirements.  As of December 31, 2017, we have reduced the undrawn face amount of all letters of credit by a total of $44.5 million from December 31, 2016.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Equity-Based Compensation

The Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (“LTIP”) permits awards to our employees and eligible non-employee directors, which we generally grant in the first quarter of each year.  The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.  Our stockholders have approved a pool of up to 8.5 million shares (which includes the 1.4 million shares approved by stockholders at our 2017 annual meeting) of CPE Inc.’s common stock authorized for issuance in connection with equity-based awards under the LTIP, since its initial inception.  As of December 31, 2017, 1.9 million shares were available for grant.

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

Total equity-based compensation expense recognized primarily within Selling, general and administrative expenses was as follows for the years ended December 31 (in thousands):

	2017	2016	2015
Total equity-based compensation expense	$11,730	$13,064	$6,935

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

A summary of restricted stock award activity is as follows (in thousands):

		Weighted
		Average
		Grant-Date
	Number	Fair Value
		(per share)
Non-vested units as of January 1, 2017	2,338	$4.02
Granted	785	4.70
Vested	(199)	10.87
Forfeited	(111)	3.56
Non-vested units as of December 31, 2017	2,813	$3.75

As of December 31, 2017, unrecognized compensation cost related to restricted stock awards was $3.0 million, which will be recognized over a weighted-average period of 1.8 years prior to vesting.  The weighted average fair value of restricted stock awards granted during the years ended December 31, 2017, 2016, and 2015 was $4.70, $1.97, and $7.78 per share, respectively.  The total fair value of restricted stock awards vested during the years ended December 31, 2017, 2016, and 2015 was $2.2 million, $2.4 million, and $2.0 million, respectively.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

Performance-based share units granted represent the number of shares of common stock to be awarded based on the achievement of targeted performance levels related to pre-established total stockholder return goals over a three-year period and may range from 0% to 200% of the targeted amount.

In previous years, the performance-based units were settled in shares of common stock and the grant date fair value of the awards was calculated using a Monte Carlo simulation and amortized over the performance period.  The 2016 grants are currently expected to be settled in cash upon any vesting in March 2019, and therefore, were accounted for as a liability award and are included within Other liabilities within the Consolidated Balance Sheets and marked to market on a quarterly basis.  If we were to have sufficient available shares under our LTIP as approved by our stockholders, the Compensation Committee could elect to settle the 2016 performance-based share units in shares of common stock.

A summary of performance-based share unit award activity is as follows (in thousands):

		Weighted
		Average
		Grant-Date
	Number	Fair Value
		(per share)
Non-vested units as of January 1, 2017	2,958	$4.63
Granted	1,012	5.85
Forfeited	(125)	3.87
Canceled	(78)	25.63
Vested	(82)	25.63
Non-vested units as of December 31, 2017	3,685	$4.08

The assumptions used to estimate the fair value of the performance-based share units granted during the year ended December 31, are as follows:

	2017	2015
Risk-free interest rate	1.5%	1.0%
Expected volatility	76.3%	37.7%
Term (in years)	2.8	2.8

Fair Value (per share)	$5.85	$9.66

The weighted-average grant date fair values of the performance share units granted during the years ended December 31, 2017, 2016, and 2015 were $5.85, $1.95, and $9.66 per share, respectively. The total fair value of performance share units vested during the years ended December 31, 2017, 2016, and 2015 was $2.1 million, $1.5 million, and $1.7 million, respectively.  During the years ended December 31, 2017 and 2016, $4.9 million and $6.2 million in expense was recognized related to the cash settled 2016 performance share units, respectively.  As of December 31, 2017, $10.8 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of performance share units granted, is expected to be recognized over a weighted-average vesting period of 1.6 years.

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

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of non-qualified stock option activity is as follows (in thousands, except per share amounts):

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Term	Value (1)
		(per option)	(years)
Options outstanding as of January 1, 2017	1,098	$16.73	4.3	$—
Expired	(96)	$16.35
Options outstanding as of December 31, 2017	1,002	$16.77	3.4	$—
Exercisable as of December 31, 2017	1,002	$16.77	3.4	$—

(1)                                 The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at year-end.

We used the Black-Scholes option-pricing model to determine the fair value of stock options.  Determining the fair value of equity-based awards requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, and the associated volatility.  There were no options exercised during the years ended December 31, 2017, 2016, and 2015.

Employee Stock Purchase Plan

In May 2011, our stockholders approved the Cloud Peak Energy Inc. Employee Stock Purchase Plan (“ESPP”).  The ESPP permitted eligible employees to authorize payroll deductions on a voluntary basis to purchase shares of CPE Inc.’s common stock at a discount from the market price.  A maximum of 500,000 shares of common stock were reserved for sale under the ESPP.  Offering periods under the ESPP have typically been one year commencing each September 1 and ending the following August 30.  Employees were eligible to participate in the ESPP if employed by us for at least six months and were expected to work at least 1,000 hours of service per calendar year.  Participating employees could contribute up to $200 of their eligible earnings during each pay period or $4,800 per plan year.  The purchase price of common stock purchased under the ESPP was equal to the lesser of (i) 90% of the fair market value of CPE Inc.’s common stock on the offering date and (ii) 90% of the fair market value of CPE Inc.’s common stock on the last day of the annual option period.  Following the offering period ended August 30, 2016, the maximum share pool under the ESPP was nearly exhausted and we determined not to commence a new offering period due to lack of shares.

Compensation costs related to the ESPP are as follows (in thousands):

	2017	2016	2015
Unrecognized compensation expense	$—	$—	$233
Recognized compensation expense	—	90	248
Total ESPP compensation expense	$—	$90	$481

The fair value of each purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2015
Weighted-average fair value (per award)	$1.54
Assumptions:
Risk-free interest rate	0.4%
Expected option life	1.0
Expected volatility	70.0%

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) related to our postretirement medical plan by component, net of tax are as follows (in thousands):

	2017	2016	2015
Beginning balance, January 1,	$21,884	$(12,951)	$(11,299)
Other comprehensive income before reclassifications	(3,489)	38,144	(2,441)
Amounts reclassified from accumulated other comprehensive income	(4,588)	(3,309)	789
Net current period other comprehensive income (loss)	(8,077)	34,835	(1,652)
Ending balance, December 31,	$13,807	$21,884	$(12,951)

The reclassifications out of AOCI are as follows for the years ended December 31 (in thousands):

Postretirement Medical Plan (1)	2017	2016	2015
Amortization of prior service costs (credits) included in Cost of product sold (2)	$(6,087)	$(4,394)	$1,056
Amortization of prior service costs (credits) included in selling, general and administrative expenses (2)	(1,197)	(859)	196
Total before tax	(7,283)	(5,253)	1,252
Tax expense (benefit)	2,695	1,944	(463)
Amounts reclassified from accumulated other comprehensive income	$(4,588)	$(3,309)	$789

(1)                                 See Note 16 for the computation of net periodic postretirement benefit costs.

(2)                                 Presented in the Consolidated Statements of Operations and Comprehensive Income (Loss).

20.  Capital Stock and Earnings Per Share

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

Preferred Stock

Per our Amended and Restated Certificate of Incorporation, which was effective as of November 25, 2009, our Board of Directors is authorized to issue up to 20 million shares of preferred stock, $0.01 par value.  The Board of Directors can determine the terms and rights, preferences, privileges and restrictions of each series.  These rights, preferences, and privileges may include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms, and the number of shares constituting any series or the designation of this series.  There were no outstanding shares of preferred stock as of December 31, 2017 or 2016.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock

We allow employees to relinquish common stock to pay estimated taxes upon the vesting of restricted stock and upon the payout of performance units that settled in common stock.  The value of the common stock withheld is based upon the closing price on the vesting date.

Earnings per Share

Dilutive potential shares of common stock include restricted stock and options issued under the LTIP.  See Note 18.  We apply the treasury stock method to determine dilution from restricted stock and options.  Under the treasury stock method, awards are treated as if they had been exercised with any proceeds used to repurchase common stock at the average market price during the period.  Any incremental difference between the assumed number of shares issued and purchased is included in the diluted share computation.  For our performance units, the contingent feature results in an assessment for any potentially dilutive common stock by using the end of the reporting period as if it were the end of the contingency period.

The following table summarizes the calculation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share amounts):

	2017	2016	2015
Numerator for calculation of basic earnings (loss) per share: Net income (loss)	$(6,639)	$21,841	$(204,900)
Denominator for basic income (loss) per share: Weighted-average shares outstanding	72,907	61,328	61,053
Basic earnings (loss) per share	$(0.09)	$0.36	$(3.36)

Numerator for calculation of diluted earnings (loss) per share: Net income (loss)	$(6,639)	$21,841	$(204,900)
Denominator for diluted earnings (loss) per share: Weighted-average shares outstanding	72,907	61,328	61,053
Dilutive effect of stock equivalents	—	962	—
Denominator for diluted earnings (loss) per share	72,907	62,290	61,053
Diluted earnings (loss) per share	$(0.09)	$0.35	$(3.36)

For the years ended December 31, the following were excluded from the diluted earnings per share calculation because they were anti-dilutive (in thousands):

	2017	2016	2015
Anti-dilutive stock equivalents	3,770	1,706	2,276

21.  Segment Information

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

Our Logistics and Related Activities segment is characterized by the services we provide to our international and certain of our domestic customers where we deliver coal to the customer at a terminal or the customer’s plant or other delivery point, remote from our mine site.  Services provided include the purchase of coal from third parties or from our

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Owned and Operated Mines segment, at market prices, as well as the contracting and coordination of the transportation and other handling services from third-party operators, which are typically rail and terminal companies.  Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process.  Title and risk of loss pass to the customer in accordance with the contract and typically occur at a vessel loading terminal, a vessel unloading terminal or an end use facility.  Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment.  The gains and losses resulting from our international coal forward contracts, international coal put options, and U.S. On-Highway Diesel derivative financial instruments are reported within this segment.  Amortization related to port access contract rights prior to the fourth quarter 2015 impairment and the amended port and rail take-or-pay agreements are included in this segment.  Gains and losses associated with our former investment in the Gateway Pacific Terminal are included in our Logistics and Related Activities segment.

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

The following table presents revenue, total assets, and capital expenditures by reportable segment for the years ended December 31 (in thousands):

	Owned and Operated Mines	Logistics and Related Activities	Other	Eliminations	Consolidated
Year Ended December 31, 2017
Revenue	$715,889	$222,451	$4,234	$(54,868)	$887,706
Total assets	1,460,512	49,085	188,781	323	1,698,701
Capital expenditures	13,997	—	2,004	—	16,001

Year Ended December 31, 2016
Revenue	$738,579	$43,553	$30,305	$(11,999)	$800,438
Total assets	1,516,881	51,586	146,623	(314)	1,714,776
Capital expenditures	37,156	—	2,175	—	39,331

Year Ended December 31, 2015
Revenue	$974,623	$185,820	$10,515	$(46,847)	$1,124,111
Total assets	1,578,692	55,597	168,045	(174)	1,802,160
Capital expenditures	38,042	—	5,556	—	43,598

As of December 31, 2017, 2016, and 2015, all of our long-lived assets were located in the U.S.

The following table presents revenue from external customers by geographic region for the years ended December 31, (in thousands):

	2017	2016	2015
United States	$675,703	$767,343	$972,633
South Korea	184,135	14,181	120,719
Other	27,868	18,914	30,759
Total revenue from external customers	$887,706	$800,438	$1,124,111

We attribute revenue to individual countries based on the location of the physical delivery of the coal.  All of our revenue for the years ended December 31, 2017, 2016, and 2015 originated in the U.S.

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjusted EBITDA

EBITDA represents net income (loss) before: (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, and (4) amortization.  Adjusted EBITDA represents EBITDA as further adjusted for accretion, which represents non-cash increases in asset retirement obligation liabilities resulting from the passage of time, and specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are:  (1) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid, (2) adjustments to exclude non-cash impairment charges, (3) adjustments to exclude debt restructuring costs, and (4) non-cash throughput amortization expense and contract termination payments made to amend the BNSF and Westshore agreements.  We enter into certain derivative financial instruments such as put options that require the payment of premiums at contract inception.  The reduction in the premium value over time is reflected in the mark-to-market gains or losses.  Our calculation of Adjusted EBITDA does not include premiums paid for derivative financial instruments; either at contract inception, as these payments pertain to future settlement periods, or in the period of contract settlement, as the payment occurred in a preceding period.  In prior years the amortization of port and rail contract termination payments were included as part of EBITDA and Adjusted EBITDA because the cash payments approximated the amount of amortization being taken during the year.  During 2017, management determined that the non-cash portion of amortization arising from payments made in prior years as well as the amortization of contract termination payments should be adjusted out of Adjusted EBITDA because the ongoing cash payments are now significantly smaller than the overall amortization of these payments and no longer reflect the transactional results.

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

The following table reconciles segment Adjusted EBITDA to Income (loss) before income tax provision and earnings from unconsolidated affiliates for the years ended December 31, (in thousands):

	2017	2016	2015
Adjusted EBITDA
Owned and Operated Mines	$142,814	$143,666	$209,931
Logistics and Related Activities	8,614	(23,631)	(44,699)
Total Adjusted EBITDA for reportable segments	151,428	120,035	165,232

Unallocated net expenses	(46,485)	(21,461)	(41,442)

Adjustments to Income (loss) before income tax provision and earnings from unconsolidated affiliates
Depreciation and depletion	(72,270)	(27,218)	(66,064)
Amortization of port access rights	—	—	(3,710)
Accretion	(7,072)	(6,645)	(12,555)
Impairments	—	(4,609)	(91,541)
Debt restructuring costs	(23)	(4,665)	—
Derivative financial instruments:
Gain (loss) on derivative financial instruments (1)	(2,672)	8,180	(30,635)
Inclusion of cash amounts (received) paid (2)(3)	1,920	3,305	585
Total derivative financial instruments	(752)	11,485	(30,050)
Interest expense, net	(40,877)	(47,296)	(47,391)
(Income) loss from unconsolidated affiliates, net of tax	(713)	(657)	(1,200)
Non-cash throughput amortization expense and contract termination payments	(20,058)	—	—
Income (loss) before income tax provision and earnings from unconsolidated affiliates	$(36,822)	$18,971	$(128,720)

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)                                 (Gain) loss on derivative financial instruments reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss).

(2)                                 Cash amounts received and paid reflected within operating cash flows within the Consolidated Statements of Cash Flows.

(3)                                 Excludes premiums paid at option contract inception of $5,813 during the year ended December 31, 2015 for original settlement dates in subsequent years.

22.  Supplemental Guarantor/Non-Guarantor Financial Information

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

The following historical financial statement information is provided for CPE Inc. and the Guarantor/Non-Guarantor Subsidiaries:

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Year Ended December 31, 2017
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$7,721	$—	$887,706	$—	$(7,721)	$887,706
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	—	13	752,697	5	—	752,715
Depreciation and depletion	—	897	71,373	—	—	72,270
Accretion	—	—	7,072	—	—	7,072
(Gain) loss on derivative financial instruments	—	—	2,672	—	—	2,672
Selling, general and administrative expenses	—	55,203	—	—	(7,721)	47,482
Debt restructuring costs	—	23	—	—	—	23
Other operating costs	—	—	532	—	—	532
Total costs and expenses	—	56,136	834,346	5	(7,721)	882,766
Operating income (loss)	7,721	(56,136)	53,360	(5)	—	4,940
Other income (expense)
Interest income	1	484	—	—	—	485
Interest expense	(47)	(39,970)	(536)	(809)	—	(41,362)
Other, net	—	(227)	(886)	228	—	(885)
Total other (expense) income	(46)	(39,713)	(1,422)	(581)	—	(41,762)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	7,675	(95,849)	51,938	(586)	—	(36,822)
Income tax benefit (expense)	(30,244)	62,757	(3,043)	—	—	29,470
Income (loss) from unconsolidated affiliates, net of tax	—	13	700	—	—	713
Earnings (losses) from consolidated affiliates, net of tax	15,930	49,009	(586)	—	(64,353)	—
Net income (loss)	(6,639)	15,930	49,009	(586)	(64,353)	(6,639)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	(7,283)	(7,283)	(7,283)	—	14,566	(7,283)
Postretirement medical plan adjustment	(794)	(794)	(794)	—	1,588	(794)
Income tax on retiree medical and pension changes	—	—	—	—	—	—
Other comprehensive income (loss)	(8,077)	(8,077)	(8,077)	—	16,154	(8,077)
Total comprehensive income (loss)	$(14,716)	$7,853	$40,932	$(586)	$(48,199)	$(14,716)

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Year Ended December 31, 2016
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$8,274	$—	$800,438	$—	$(8,274)	$800,438
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	—	122	646,282	—	—	646,404
Depreciation and depletion	—	1,172	26,046	—	—	27,218
Accretion	—	—	6,645	—	—	6,645
(Gain) loss on derivative financial instruments	—	—	(8,180)	—	—	(8,180)
Selling, general and administrative expenses	—	59,142	—	—	(8,274)	50,868
Impairments	—	2,048	2,561	—	—	4,609
Debt restructuring costs	—	4,665	—	—	—	4,665
Other operating costs	—	—	941	—	—	941
Total costs and expenses	—	67,149	674,295	—	(8,274)	733,170
Operating income (loss)	8,274	(67,149)	126,143	—	—	67,268
Other income (expense)
Interest income	27	110	1	—	—	138
Interest expense	(244)	(46,318)	(489)	(383)	—	(47,434)
Other, net	—	(138)	(1,001)	138	—	(1,001)
Total other income (expense)	(217)	(46,346)	(1,489)	(245)	—	(48,297)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	8,057	(113,495)	124,654	(245)	—	18,971
Income tax benefit (expense)	(6,278)	15,586	(7,095)	—	—	2,213
Income (loss) from unconsolidated affiliates, net of tax	—	16	641	—	—	657
Earnings (losses) from consolidated affiliates, net of tax	20,062	117,955	(245)	—	(137,772)	—
Net income (loss)	21,841	20,062	117,955	(245)	(137,772)	21,841
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	(5,253)	(5,253)	(5,253)	—	10,506	(5,253)
Postretirement medical plan adjustment	(1,792)	(1,792)	(1,792)	—	3,584	(1,792)
Postretirement medical plan change	42,851	42,851	42,851	—	(85,702)	42,851
Income tax on postretirement medical and pension changes	(971)	(971)	(971)	—	1,942	(971)
Other comprehensive income (loss)	34,835	34,835	34,835	—	(69,670)	34,835
Total comprehensive income (loss)	$56,676	$54,897	$152,790	$(245)	$(207,442)	$56,676

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Year Ended December 31, 2015
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$7,308	$—	$1,124,111	$—	$(7,308)	$1,124,111
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	—	(32)	950,612	—	—	950,580
Depreciation and depletion	—	2,127	63,937	—	—	66,064
Amortization of port access rights	—	—	3,710	—	—	3,710
Accretion	—	—	12,555	—	—	12,555
(Gain) loss on derivative financial instruments	—	—	30,635	—	—	30,635
Selling, general and administrative expenses	—	56,233	—	—	(7,308)	48,925
Goodwill Impairments	—	—	91,541	—	—	91,541
Other operating costs	—	—	1,493	—	(1)	1,492
Total costs and expenses	—	58,328	1,154,483	—	(7,309)	1,205,502
Operating income (loss)	7,308	(58,328)	(30,372)	—	1	(81,391)
Other income (expense)
Interest income	—	169	1	—	—	170
Interest expense	(36)	(43,638)	(3,543)	(344)	—	(47,561)
Other, net	—	(177)	62	177	—	62
Total other income (expense)	(36)	(43,646)	(3,480)	(167)	—	(47,329)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	7,272	(101,974)	(33,851)	(167)	1	(128,720)
Income tax benefit (expense)	(62,019)	15,339	(30,762)	62	—	(77,380)
Income (loss) from unconsolidated affiliates, net of tax	—	11	1,188	—	1	1,200
Earnings (losses) from consolidated affiliates, net of tax	(150,153)	(63,530)	(105)	—	213,788	—
Net income (loss)	(204,900)	(150,153)	(63,530)	(105)	213,790	(204,900)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	1,252	1,252	1,252	—	(2,504)	1,252
Postretirement medical plan adjustment	(3,874)	(3,874)	(3,874)	—	7,748	(3,874)
Income tax on retiree medical and pension changes	970	970	970	—	(1,940)	970
Other comprehensive income (loss)	(1,652)	(1,652)	(1,652)	—	3,304	(1,652)
Total comprehensive income (loss)	$(206,552)	$(151,805)	$(65,182)	$(105)	$217,092	$(206,552)

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheets

(in thousands)

	December 31, 2017
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$107,818	$130	$—	$—	$107,948
Accounts receivable	—	—	17,359	32,716	—	50,075
Due from related parties	—	46,350	23,044	—	(69,272)	122
Inventories, net	—	—	72,904	—	—	72,904
Income tax receivable	256	—	—	—	—	256
Other prepaid and deferred charges	283	—	36,681	—	—	36,964
Other assets	—	—	1,765	—	—	1,765
Total current assets	539	154,168	151,883	32,716	(69,272)	270,034
Noncurrent assets
Property, plant and equipment, net	—	3,480	1,362,275	—	—	1,365,755
Goodwill	—	—	2,280	—	—	2,280
Income tax receivable	29,454	—	—	—	—	29,454
Other assets	1,036,162	1,289,487	33,612	341	(2,328,424)	31,178
Total assets	$1,066,155	$1,447,135	$1,550,050	$33,057	$(2,397,696)	$1,698,701

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$1	$24	$29,748	$59	$—	$29,832
Royalties and production taxes	—	—	54,327	—	—	54,327
Accrued expenses	3,160	5,659	23,999	—	—	32,818
Due to related parties	44,039	71	—	25,162	(69,272)	—
Other liabilities	—	—	2,435	—	—	2,435
Total current liabilities	47,200	5,754	110,509	25,221	(69,272)	119,412
Noncurrent liabilities
Senior notes	—	405,266	—	—	—	405,266
Asset retirement obligations, net of current portion	—	—	99,297	—	—	99,297
Accumulated postretirement benefit obligation, net of current portion	—	—	24,958	—	—	24,958
Royalties and production taxes, net of current portion	—	—	21,896	—	—	21,896
Other liabilities	11,146	—	8,917	—	—	20,063
Total liabilities	58,346	411,020	265,577	25,221	(69,272)	690,892
Commitments and Contingencies (Note 17)
Total equity	1,007,809	1,036,115	1,284,473	7,836	(2,328,424)	1,007,809
Total liabilities and equity	$1,066,155	$1,447,135	$1,550,050	$33,057	$(2,397,696)	$1,698,701

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
Commitments and Contingencies (Note 17)
Total equity	951,661	1,019,241	1,290,854	6,422	(2,316,517)	951,661
Total liabilities and equity	$1,021,168	$1,502,948	$1,587,613	$36,050	$(2,433,003)	$1,714,776

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Year Ended December 31, 2017
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$36,301	$15,327	$408	$—	$52,036

Investing activities
Purchases of property, plant and equipment	—	(2,004)	(11,093)	—	—	(13,097)
Investment in development projects	—	—	(1,750)	—	—	(1,750)
Other	—	—	195	—	—	195
Net cash provided by (used in) investing activities	—	(2,004)	(12,648)	—	—	(14,652)

Financing activities
Repayment of senior notes	—	(62,094)	—	—	—	(62,094)
Payment of debt refinancing costs	—	—	—	(408)	—	(408)
Payment amortized to deferred gain	—	(12,395)	—	—	—	(12,395)
Payment of debt restructuring costs	—	(23)	—	—	—	(23)
Proceeds from issuance of common stock	—	68,850	—	—	—	68,850
Cash paid for equity offering	—	(4,490)	—	—	—	(4,490)
Other	—	—	(2,584)	—	—	(2,584)
Net cash provided by (used in) financing activities	—	(10,152)	(2,584)	(408)	—	(13,144)

Net increase (decrease) in cash and cash equivalents	—	24,145	95	—	—	24,240
Cash and cash equivalents at beginning of period	—	83,673	35	—	—	83,708
Cash and cash equivalents at the end of period	$—	$107,818	$130	$—	$—	$107,948

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Year Ended December 31, 2016
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$25,246	$23,470	$—	$—	$48,716

Investing activities
Purchases of property, plant and equipment	—	(2,003)	(31,636)	—	—	(33,639)
Cash paid for capitalized interest	—	—	(1,444)	—	—	(1,444)
Investment in development projects	—	—	(1,500)	—	—	(1,500)
Payment of restricted cash	—	—	(725)	—	—	(725)
Return of restricted cash	—	—	8,500	—	—	8,500
Insurance proceeds	—	—	2,826	—	—	2,826
Other	—	—	659	—	—	659
Net cash provided by (used in) investing activities	—	(2,003)	(23,320)	—	—	(25,323)

Financing activities
Payment of deferred financing costs	—	(3,624)	—	—	—	(3,624)
Cash paid on tender of 2019 and 2024 senior notes	—	(18,335)	—	—	—	(18,335)
Payment of debt restructuring costs	—	(4,665)	—	—	—	(4,665)
Other	—	—	(2,374)	—	—	(2,374)
Net cash provided by (used in) financing activities	—	(26,624)	(2,374)	—	—	(28,998)

Net increase (decrease) in cash and cash equivalents	—	(3,381)	(2,224)	—	—	(5,605)
Cash and cash equivalents at beginning of period	—	87,054	2,259	—	—	89,313
Cash and cash equivalents at the end of period	$—	$83,673	$35	$—	$—	$83,708

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Year Ended December 31, 2015
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(77,090)	$118,679	$—	$—	$41,589

Investing activities
Purchases of property, plant and equipment	—	(3,397)	(34,265)	—	—	(37,662)
Cash paid for capitalized interest	—	—	(843)	—	—	(843)
Investment in port access rights	—	—	(2,160)	—	—	(2,160)
Investment in development projects	—	—	(1,526)	—	—	(1,526)
Investment in unconsolidated affiliate	—	—	(6,570)	—	—	(6,570)
Payment of restricted cash	—	—	(6,500)	—	—	(6,500)
Other	—	11	212	—	—	223
Net cash provided by (used in) investing activities	—	(3,386)	(51,652)	—	—	(55,038)

Financing activities
Principal payments on federal coal leases	—	—	(63,970)	—	—	(63,970)
Payment of deferred financing costs	—	(2)	(340)	—	—	(342)
Other	—	—	(1,671)	—	—	(1,671)
Net cash provided by (used in) financing activities	—	(2)	(65,981)	—	—	(65,983)

Net increase (decrease) in cash and cash equivalents	—	(80,478)	1,046	—	—	(79,432)
Cash and cash equivalents at beginning of period	—	167,532	1,213	—	—	168,745
Cash and cash equivalents at the end of period	$—	$87,054	$2,259	$—	$—	$89,313

23.  Summary Unaudited Quarterly Financial Information

A summary of the unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 is presented below (in thousands except per share amounts).

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$195,728	$229,201	$248,884	$213,893
Operating income (loss)	(6,951)	2,484	11,848	(2,441)
Net income (loss)	(20,108)	(6,948)	2,577	17,839
Income (loss) per common share:
Basic	$(0.30)	$(0.09)	$0.03	$0.24
Diluted	$(0.30)	$(0.09)	$0.03	$0.23
Closing stock price	$4.58	$3.53	$3.66	$4.45

CLOUD PEAK ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$181,249	$174,188	$217,073	$227,928
Operating income (loss)	(25,645)	45,920	10,861	36,131
Net income (loss)	(36,375)	35,289	(1,584)	24,511
Income (loss) per common share:
Basic	$(0.59)	$0.58	$(0.03)	$0.40
Diluted	$(0.59)	$0.57	$(0.03)	$0.39
Closing stock price	$1.95	$2.06	$5.44	$5.61

During the first quarter of 2017, Net income (loss) included a charge of $0.9 million related to the early retirement of the 2019 Notes as well as a charge of $0.7 million related to the write-off of deferred financing costs and original issue discount on the 2019 Notes.  During the third quarter of 2017, Net income (loss) included $3.1 million in Revenue for business interruption insurance proceeds related to a claim filed in 2016 for lost tonnage due to a customer force majeure.  Net income (loss) for the fourth quarter of 2017 included non-cash adjustments of $2.8 million for Depreciation and depletion related to decreases in the ARO liability.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was performed by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their audit report included in Part II, Item 8.

Changes in Internal Control Over Financial Reporting

There were no changes in CPE Inc.’s internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, CPE Inc.’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K is included under the caption Election of Class III Directors in our Proxy Statement to be distributed to our stockholders in connection with our 2018 annual meeting and in Part I of this report under the caption “Executive Officers.”  Such information is incorporated herein by reference.  The information required by Items 405 and 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be included under the captions Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance in our Proxy Statement to be distributed to our stockholders in connection with our 2018 annual meeting and is incorporated herein by reference.

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

Item 11.  Executive Compensation.

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be included in our Proxy Statement to be distributed to our stockholders in connection with our 2018 annual meeting under the caption Executive Compensation and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of Regulation S-K will be included under the caption Security Ownership of Management and Principal Stockholders in our Proxy Statement to be distributed to our stockholders in connection with our 2018 annual meeting and is incorporated herein by reference.

As required by Item 201(d) of Regulation S-K, the following table provides information regarding our equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,308,224	$16.77	1,937,250	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	5,308,224	$16.77	1,937,250	(1)

(1)                                 Includes 1,900,865 shares under the Long Term Incentive Plan and 36,385 shares under our Employee Stock Purchase Plan.  Shares available for issuance under the Long Term Incentive Plan may be issued pursuant to restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.

Item 13.  Certain Relationships and Related Party Transactions, and Director Independence.

The information required by Item 404 of Regulation S-K will be included under the caption Certain Relationships and Related Party Transactions in our Proxy Statement to be distributed to our stockholders in connection with our 2018 annual meeting and is incorporated herein by reference.  The information required by Item 407(a) of Regulation S-K will be included under the caption Independence of Directors in our Proxy Statement to be distributed to our stockholders in connection with our 2018 annual meeting and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A will be included under the caption Independent Auditor Fees and Services in our Proxy Statement to be distributed to our stockholders in connection with our 2018 annual meeting and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this Report:

(1)         Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016, and 2015

Consolidated Statements of Equity for the Years Ended December 31, 2017, 2016, and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015

Notes to Consolidated Financial Statements

(2)         Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

(3)         Exhibit List

(b)  Exhibits

See Exhibit Index at page 129 of this report.

Item 16.  Form 10-K Summary.

None.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Other Additions (Deductions)	Balance at End of Year
	(in thousands)
Reserves and allowances deducted from asset accounts:
Deferred Income Tax Valuation Allowance (1)
Year Ended December 31, 2017	$99,638	$—	$—	$(47,628)	$52,010
Year Ended December 31, 2016	$118,957	$—	$—	$(19,319)	$99,638
Year Ended December 31, 2015	$7,150	$111,807	$—	$—	$118,957

Reserve for Materials and Supplies
Year Ended December 31, 2017	$956	$—	$—	$138	$1,094
Year Ended December 31, 2016	$988	$—	$—	$(32)	$956
Year Ended December 31, 2015	$1,101	$—	$—	$(113)	$988

(1)                                 See also Note 15 of Notes to Consolidated Financial Statements in Item 8.

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

4.2

First Supplemental Indenture, dated as of March 11, 2014, to the Indenture, dated as of March 11, 2014, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 to CPE Inc.’s Current Report on Form 8-K filed on March 11, 2014 (File No. 001-34547))

4.3

Second Supplemental Indenture, dated as of September 1, 2015, to the Indenture, dated as of March 11, 2014, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to CPE Inc.’s Quarterly Report on 10-Q filed on October 27, 2015 (File No. 001-34547))

Exhibit Number	Description of Documents

4.4

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

4.5

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

Exhibit Number	Description of Documents

Receivables Agreements

10.31

Amended and Restated Receivables Purchase Agreement, dated as of January 31 2017, by and among Cloud Peak Energy Receivables LLC, Cloud Peak Energy Resources LLC, PNC Bank, National Association, as administrator (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on February 1, 2017 (File No. 001-34547))

LTIP

10.32

Cloud Peak Energy Inc. 2009 Long Term Incentive Plan, as amended and restated effective March 3, 2017 (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on March 6, 2017 (File No. 001-34547) †

10.33

Amendment No. 1 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on May 10, 2017 (File No. 001-34547)) †

Forms of LTIP Award Agreements

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

10.42

Form of 2014 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.’s Current Report on 8-K filed on March 14, 2014 (File No. 001-34547))

10.43

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

Exhibit Number	Description of Documents

10.46

Form of 2015 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Director Restricted Stock Unit Agreement (Incorporated herein by reference to Exhibit 10.48 to CPE Inc.’s Annual Report on Form 10-K filed on February 15, 2017 (File No. 001-34547))

10.47

Form of 2015 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Performance Share Unit Award Agreement (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on 8-K filed on March 3, 2015 (File No. 001-34547))

10.48

Form of 2015 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Restricted Stock Unit Agreement (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.’s Current Report on 8-K filed on March 3, 2015 (File No. 001-34547))

10.49

Form of 2016 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Director Restricted Stock Unit Agreement (Incorporated herein by reference to Exhibit 10.54 to CPE Inc.’s Annual Report on Form 10-K filed on February 17, 2016 (File No. 001-34547))

10.50

Form of 2016 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Performance Share Unit Award Agreement (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on 8-K filed on March 7, 2016 (File No. 001-34547))

10.51

Form of 2016 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Restricted Stock Unit Agreement (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.’s Current Report on 8-K filed on March 7, 2016 (File No. 001-34547))

10.52

Form of 2017 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Performance Share Unit Award Agreement (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.’s Current Report on 8-K filed on March 6, 2017 (File No. 001-34547))

10.53

Form of 2017 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Restricted Stock Unit Agreement (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.’s Current Report on 8-K filed on March 6, 2017 (File No. 001-34547))

10.54

Form of 2017 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Director Restricted Stock Unit Agreement (Incorporated herein by reference to Exhibit 10.54 to CPE Inc.’s Annual Report on Form 10-K filed on February 15, 2017 (File No. 001-34547)) †

10.55*	Form of 2018 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Director Restricted Stock Unit Agreement

Annual Incentive Plan

10.56	Cloud Peak Energy Inc. 2013 Annual Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on May 15, 2013 (File No. 001-34547)) †

Deferred Compensation Plan

10.57

Amended and Restated Deferred Compensation Plan for Cloud Peak Energy Resources LLC, effective April 1, 2016 (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.’s Quarterly Report on Form 10-Q filed on July 29, 2016 (File No. 001-34547)) †

ESPP

10.58

Second Amended and Restated Employee Stock Purchase Plan dated February 13, 2017 (Incorporated herein by reference to Exhibit 10.57 to CPE Inc.’s Annual Report on Form 10-K filed on February 15, 2017 (File No. 001-34547)) †

Employment Agreements

10.59

Employment Agreement between Cloud Peak Energy Inc. and Colin Marshall dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.40 to CPE Inc.’s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547)) †

Exhibit Number	Description of Documents

10.60

Employment Agreement between Cloud Peak Energy Inc. and Gary Rivenes dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.43 to CPE Inc.’s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547)) †

10.61

Employment Agreement between Cloud Peak Energy Inc. and James Orchard dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.44 to CPE Inc.’s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547)) †

10.62

Employment Agreement between Cloud Peak Energy Inc. and Cary Martin dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.45 to CPE Inc.’s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547)) †

10.63

Employment Agreement between Cloud Peak Energy Inc. and Bryan Pechersky dated as of March 3, 2010 (Incorporated herein by reference to Exhibit 10.46 to CPE Inc.’s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547)) †

10.64

Employment Agreement between Cloud Peak Energy Inc. and Todd A. Myers dated as of July 6, 2010 (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2010 (File No. 001-34547)) †

10.65

Employment Agreement between Cloud Peak Energy Inc. and Bruce Jones dated as of July 8, 2013 (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Quarterly Report on Form 10-Q filed on July 31, 2013 (File No. 001-34547)) †

10.66

Employment Agreement between Cloud Peak Energy Inc. and Heath Hill, dated as of March 16, 2015 (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on March 17, 2015 (File No. 001-34547)) †

10.67

Employment Agreement between Cloud Peak Energy Inc. and Amy Clemetson, dated as of June 17, 2017 (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.’s Quarterly Report on Form 10-Q filed on July 27, 2017 (File No. 001-34547)) †

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

CLOUD PEAK ENERGY INC.

	By:	/s/ COLIN MARSHALL
Date: February 15, 2018	Colin Marshall President and Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signatures	Title	Date

/s/ COLIN MARSHALL	President and Chief Executive Officer	February 15, 2018
Colin Marshall	(Principal Executive Officer)

/s/ HEATH A. HILL	Executive Vice President and Chief Financial Officer	February 15, 2018
Heath A. Hill	(Principal Financial Officer)

/s/ KENDALL K. CARBONE	Vice President and Chief Accounting Officer	February 15, 2018
Kendall K. Carbone	(Principal Accounting Officer)

/s/ WILLIAM T. FOX III	(Chairman of the Board of Directors)	February 15, 2018
William T. Fox III

/s/ JEANE L. HULL	(Director)	February 15, 2018
Jeane L. Hull

/s/ STEVEN W. NANCE	(Director)	February 15, 2018
Steven W. Nance

/s/ WILLIAM F. OWENS	(Director)	February 15, 2018
William F. Owens

/s/ ROBERT SKAGGS	(Director)	February 15, 2018
Robert Skaggs