Form 10-Q
period 2018-06-30
CLOUD PEAK ENERGY INC.
filed 2018-07-27
CIK 1441849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

☐  Yes      ☒  No

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 75,778,059 shares outstanding as of July 18, 2018.

CLOUD PEAK ENERGY INC.

Unless the context indicates otherwise, the terms “Cloud Peak Energy,” the “Company,” “we,” “us,” and “our” refer to Cloud Peak Energy Inc. (“CPE Inc.”) and its subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.                    Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$205,698	$229,201	$422,007	$424,930
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	196,410	195,700	388,944	365,969
Depreciation and depletion	14,401	19,249	29,396	37,894
Accretion	1,706	1,846	3,411	3,667
(Gain) loss on derivative financial instruments	—	1,595	—	3,939
Selling, general and administrative expenses	12,975	9,827	20,292	20,801
Impairments	800	—	800	—
Other operating costs	55	92	183	310
Total costs and expenses	226,347	228,309	443,026	432,580
Operating income (loss)	(20,649)	892	(21,019)	(7,650)
Other income (expense)
Net periodic postretirement benefit income (cost), excluding service cost	1,617	1,592	3,235	3,182
Interest income	274	118	538	157
Interest expense	(10,541)	(9,866)	(19,729)	(22,778)
Other, net	(334)	(138)	(604)	(448)
Total other income (expense)	(8,984)	(8,294)	(16,560)	(19,887)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(29,633)	(7,402)	(37,579)	(27,537)
Income tax benefit (expense)	(234)	149	(297)	(151)
Income (loss) from unconsolidated affiliates, net of tax	(5)	305	266	632
Net income (loss)	(29,872)	(6,948)	(37,610)	(27,056)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	(1,837)	(1,821)	(3,675)	(3,642)
Income tax on postretirement medical plan	—	—	—	—
Other comprehensive income (loss)	(1,837)	(1,821)	(3,675)	(3,642)
Total comprehensive income (loss)	$(31,709)	$(8,769)	$(41,285)	$(30,698)
Income (loss) per common share:
Basic	$(0.39)	$(0.09)	$(0.50)	$(0.38)
Diluted	$(0.39)	$(0.09)	$(0.50)	$(0.38)
Weighted-average shares outstanding - basic	75,756	75,086	75,544	70,634
Weighted-average shares outstanding - diluted	75,756	75,086	75,544	70,634

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$90,174	$107,948
Accounts receivable	41,978	50,075
Due from related parties	696	122
Inventories, net	70,579	72,904
Income tax receivable	476	256
Other prepaid and deferred charges	26,180	36,964
Other assets	803	1,765
Total current assets	230,886	270,034

Noncurrent assets
Property, plant and equipment, net	1,343,846	1,365,755
Goodwill	2,280	2,280
Income tax receivable	29,454	29,454
Other assets	43,043	31,178
Total assets	$1,649,509	$1,698,701

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$32,961	$29,832
Royalties and production taxes	53,733	54,327
Accrued expenses	35,340	32,818
Current portion of federal coal lease obligations	379	—
Other liabilities	1,952	2,435
Total current liabilities	124,365	119,412

Noncurrent liabilities
Senior notes	400,941	405,266
Federal coal lease obligations, net of current portion	1,404	—
Asset retirement obligations, net of current portion	102,226	99,297
Accumulated postretirement medical benefit obligation, net of current portion	25,622	24,958
Royalties and production taxes	20,036	21,896
Other liabilities	6,773	20,063
Total liabilities	681,367	690,892
Commitments and Contingencies (Note 17)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 76,255 and 75,644 shares issued and 75,778 and 75,167 outstanding as of June 30, 2018 and December 31, 2017, respectively)	758	752
Treasury stock, at cost (477 shares as of both June 30, 2018 and December 31, 2017)	(6,498)	(6,498)
Additional paid-in capital	654,193	652,702
Retained earnings	309,557	347,046
Accumulated other comprehensive income (loss)	10,132	13,807
Total equity	968,142	1,007,809
Total liabilities and equity	$1,649,509	$1,698,701

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$(37,610)	$(27,056)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	29,396	37,894
Accretion	3,411	3,667
Impairments	800	—
Loss (income) from unconsolidated affiliates, net of tax	(266)	(632)
Distributions of income from unconsolidated affiliates	1,000	3,500
Equity-based compensation expense	1,878	2,506
(Gain) loss on derivative financial instruments	—	3,939
Cash received (paid) on derivative financial instrument settlements	—	(1,147)
Non-cash interest expense related to early retirement of debt and refinancings	1,611	702
Payment of deferred financing costs	(3,621)	—
Net periodic postretirement benefit cost (credit)	(2,841)	(2,736)
Payments for logistics contracts	(5,000)	(17,000)
Logistics throughput contract amortization expense	8,322	18,998
Other	3,773	4,296
Changes in operating assets and liabilities:
Accounts receivable	8,097	269
Inventories, net	2,307	(1,395)
Due to or from related parties	(574)	(478)
Other assets	2,995	(6,160)
Accounts payable and accrued expenses	(9,628)	(6,100)
Asset retirement obligations	(482)	(520)
Net cash provided by (used in) operating activities	3,568	12,547

Investing activities
Purchases of property, plant and equipment	(4,831)	(7,896)
Investment in development projects	(1,894)	(2,110)
Other	69	33
Net cash provided by (used in) investing activities	(6,656)	(9,973)

Financing activities
Principal payments on federal coal leases	(574)	—
Repayment of senior notes	—	(62,094)
Payment of deferred financing costs	(907)	(406)
Payment amortized to deferred gain	(6,298)	(6,294)
Proceeds from issuance of common stock	—	68,850
Cash paid for equity offering	—	(4,490)
Other	(1,300)	(1,312)
Net cash provided by (used in) financing activities	(9,079)	(5,746)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(12,167)	(3,172)
Cash, cash equivalents, and restricted cash at beginning of period	108,673	84,433
Cash, cash equivalents, and restricted cash at end of period	$96,506	$81,261

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

As previously disclosed, in January 2013, Big Metal Coal Co. LLC (“Big Metal”), our wholly-owned subsidiary, entered into an option agreement and a corresponding exploration agreement with the Crow Tribe of Indians (“Crow Tribe”).  These agreements were approved by the U.S. Department of the Interior in June 2013.  The option and exploration agreements provided for exploration rights and exclusive options to lease three separate coal deposits on the Crow Indian Reservation over an initial five-year term, which would have expired June 14, 2018, with two extension periods through 2035 if certain conditions were met.  On June 7, 2018, Big Metal delivered notice to the Crow Tribe to exercise the Upper Youngs Creek coal lease option and extend the coal lease options for the Squirrel Creek and Tanner Creek project areas.  In connection with the option exercise and option extension, Big Metal paid approximately $1.8 million to the Crow Tribe in June 2018.  The coal lease will still require approval from the U.S. Department of the Interior and related regulatory actions before it is effective.  Exercise of the Upper Youngs Creek option and payment of the initial option payments for the Squirrel Creek and Tanner Creek project areas trigger commencement of the first option extension periods for Squirrel Creek and Tanner Creek through December 31, 2025.

Since inception of the option agreement, Big Metal has made option payments totaling approximately $12 million to the Crow Tribe, including the option exercise payments in June 2018.  The coal located at the Big Metal project is similar quality to that of our Spring Creek Mine and offers lower sodium levels.

Any future development and coal production from the Big Metal project remains subject to exercise of remaining options, regulatory approvals, completion of access agreements, and significant risk and uncertainty, including coal demand and pricing in the U.S. and internationally.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these Unaudited Condensed Consolidated Financial Statements do not include certain information and footnote disclosures that are required to be included in annual financial statements prepared in conformity with U.S. GAAP.  The year-end Unaudited Condensed Consolidated Balance Sheet data was derived from the Audited Consolidated Financial Statements.  Accordingly, these Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements as of December 31, 2017 and 2016, and for each of the three years ended December 31, 2017, included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”).  In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, which are of a normal and recurring nature, necessary for a fair statement of our financial position as of June 30, 2018, and the results of our operations, comprehensive income (loss), and cash flows for the six months ended June 30, 2018 and 2017, in conformity with U.S. GAAP.  Our results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2018.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”), which would require the lessee to recognize the assets and liabilities on all leases that may have not been recognized in the past.  The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We will adopt the new standard effective January 1, 2019.  Currently, the amendments in this update should be applied at the beginning of the earliest period presented using a modified retrospective approach.  However, in November 2017, the FASB proposed amendments to the new leases guidance that would allow entities to elect a simplified transition approach, whereby an entity would apply the provisions of the new leases guidance at the effective date of adoption, or January 1, 2019, without adjusting the comparative periods presented.  An entity would recognize a cumulative-effect adjustment to the opening balance to retained earnings in the period of adoption.

During 2017 and throughout the second quarter of 2018, we have continued to evaluate our contracts with vendors under ASC 842.  Based upon our initial reviews and the future payments under operating leases disclosed in our 2017 Form 10-K, we do not currently anticipate that adoption of this standard will have a material impact on our results of operations, financial position, and cash flows.  We will continue to conduct our contract review process throughout 2018.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2017 was as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
	Previously Reported	Adjustment	As Revised	Previously Reported	Adjustment	As Revised

Cost of product sold	$194,370	$1,330	$195,700	$363,309	$2,660	$365,969
Selling, general and administrative expenses	$9,565	$262	$9,827	$20,279	$522	$20,801
Operating income (loss)	$2,484	$(1,592)	$892	$(4,468)	$(3,182)	$(7,650)

Net periodic postretirement benefit income (cost), excluding service cost	$—	$1,592	$1,592	$—	$3,182	$3,182
Total other income (expense)	$(9,886)	$1,592	$(8,294)	$(23,069)	$3,182	$(19,887)

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

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes — Intra-Entity Asset Transfers of Assets other than Inventory (“ASU 2016-16”), which would require the recognition of the tax expense from the sale of an asset other than inventory when the transfer occurs, rather than when the asset is sold to a third party or otherwise recovered through use.  The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  We adopted this standard on January 1, 2018.  We completed a review of our intra-entity transfers as of December 31, 2017, and determined that ASU 2016-16 does not have an impact on our Unaudited Condensed Consolidated Financial Statements.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

3.  Revenue

In accordance with the new revenue standard requirements, the impact of the adoption of ASC 606 on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and Unaudited Condensed Consolidated Balance Sheets is as follows (in thousands):

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	As Reported	Balances Without the Adoption of ASC 606	Effect of Change Higher (Lower)	As Reported	Balances Without the Adoption of ASC 606	Effect of Change Higher (Lower)
Revenue	$205,698	$205,193	$505	$422,007	$422,284	$(277)
Cost of product sold	196,410	196,060	350	388,944	389,254	(310)
Net income (loss)	(29,872)	(30,027)	155	(37,610)	(37,643)	33

Income (loss) per common share:
Basic	$(0.39)	$(0.40)	$(0.01)	$(0.50)	$(0.50)	$—
Diluted	$(0.39)	$(0.40)	$(0.01)	$(0.50)	$(0.50)	$—

	June 30, 2018
	As Reported	Balances Without the Adoption of ASC 606	Effect of Change Higher (Lower)
Accounts receivable	$41,978	$41,473	$505
Inventories, net	70,579	70,929	(350)
Retained earnings	309,557	309,402	155

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Disaggregation of Revenue

In the following table, Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
United States (1)	$128,864	$165,404	$267,097	$336,271
South Korea (2)	70,513	63,657	136,533	80,618
Other (2)	6,321	140	18,377	8,041
Total revenue from external customers	$205,698	$229,201	$422,007	$424,930

(1)                                 The majority of our domestic revenue is attributable to the Owned and Operated segment.

(2)                                 All South Korean revenue and the majority of Other geographical revenue is attributable to our Logistics and Related Activities segment.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We attribute revenue to individual countries based on the location of the physical delivery of the coal.  All of our revenue for the six months ended June 30, 2018 and 2017 originated in the United States.

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

In our Owned and Operated Segment, we have remaining performance obligations relating to fixed priced contracts of approximately $837 million, which represent the average fixed prices on our committed contracts as of June 30, 2018.  We expect to recognize approximately 69% of this revenue through 2019, with the remainder recognized thereafter.  We have remaining performance obligations relating to index priced contracts or contracts with price reopeners of approximately $278 million, which represent the average re-opener/indexed price on committed contracts as of June 30, 2018.  We expect to recognize approximately 30% of this revenue through 2019, with the remainder recognized thereafter.  In our Logistics and Related Activities segment, we have remaining performance obligations relating to our fixed price contracts of approximately $73 million, which we expect to recognize in 2018.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

Under ASC 606, the timing of when a performance obligation is satisfied can affect the presentation of accounts receivable, contract assets, and contract liabilities.  The main distinction between accounts receivable and contract assets is whether consideration is conditional on something other than the passage of time.  A receivable is an entity’s right to consideration that is unconditional.  Under the typical payment terms of our contracts with customers, the customer pays us a base price for the coal, increased or decreased for any quality adjustments.  In our contracts with mine customers, adjustments are known at the time of invoicing as we conduct our own tests of quality.  In contracts with our logistics customers, adjustments are also known at the time of billing as they are based on quality tests performed at the port.  Amounts billed and due are recorded as trade accounts receivable and included in Accounts receivable on our Unaudited Condensed Consolidated Balance Sheets.  In cases where we invoice based on customers’ quality tests, we estimate the transaction price using our quality testing results.  Historically, the differences between customers’ testing results and our testing results have been immaterial.  We do not currently have any contracts in place where we would transfer coal in advance of knowing the final price of the coal sold, and thus do not have any contract assets recorded.  Contract liabilities arise when consideration is received in advance of performance.  This deferred revenue is included in Accrued expenses on our Unaudited Condensed Consolidated Balance Sheets when consideration is received and revenue is not recognized until the performance obligation is satisfied.  We are rarely paid in advance of performance and do not currently have any deferred revenue recorded on our Unaudited Condensed Consolidated Balance Sheets.

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Trade accounts receivable	$41,709	$47,872
Other receivables	269	2,203
Accounts receivable	$41,978	$50,075

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue

The following table presents Revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Owned and Operated Mines	$143,940	$178,644	$297,593	$352,254
Logistics and Related Activities	79,333	65,977	158,969	94,225
Other	3	1,141	6	2,434
Eliminations	(17,578)	(16,561)	(34,561)	(23,983)
Consolidated	$205,698	$229,201	$422,007	$424,930

Capital Expenditures

The following table presents purchases of property, plant and equipment, investment in development projects, and capital expenditures included in Property, plant and equipment, net, Other assets, and Accounts payable (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Owned and Operated Mines	$11,693	$10,536
Logistics and Related Activities	—	—
Other	108	836
Consolidated	$11,801	$11,372

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table reconciles segment Adjusted EBITDA to Income (loss) before income tax provision and earnings from unconsolidated affiliates (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Adjusted EBITDA
Owned and Operated Mines	$5,290	$36,721	$23,906	$70,459
Logistics and Related Activities	7,290	1,629	14,388	(935)
Total Adjusted EBITDA for reportable segments	12,580	38,350	38,294	69,524

Unallocated net expenses	(13,354)	(8,768)	(19,430)	(19,513)

Adjustments to Income (loss) before income tax provision and earnings from unconsolidated affiliates
Depreciation and depletion	(14,401)	(19,249)	(29,396)	(37,894)
Accretion	(1,706)	(1,846)	(3,411)	(3,667)
Impairments	(800)	—	(800)	—
Debt restructuring costs	—	17	—	(23)
Derivative financial instruments:
Gain (loss) on derivative financial instruments (1)	—	(1,595)	—	(3,939)
Inclusion of cash amounts (received) paid (2)	—	811	—	1,147
Total derivative financial instruments	—	(784)	—	(2,792)
Interest expense, net	(10,267)	(9,748)	(19,191)	(22,621)
(Income) loss from unconsolidated affiliates, net of tax	5	(305)	(266)	(632)
Non-cash throughput amortization expense and contract termination payments	(1,690)	(5,069)	(3,379)	(9,920)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	$(29,633)	$(7,402)	$(37,579)	$(27,537)

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

Current Agreements

In December 2016, we terminated our previous agreement with Westshore and entered into an agreement effective January 1, 2017.  In February 2017, we terminated our previous agreement with BNSF and entered into an agreement effective April 1, 2017.  These agreements provided for shipments in 2017 and 2018 and required minimum payments for those two years.  In exchange for the termination of the previous agreements in 2015 and 2016, we made termination payments.

In December 2017 and January 2018, we extended the agreements with Westshore and BNSF, respectively, through the end of 2020 with minimum payment commitments for each year.  We have the right to terminate our commitments for the remaining years at any time in exchange for buyout payments.  Additionally, after this Westshore agreement terminates and through 2024, if we choose to ship to export customers, we are required to offer to ship through Westshore up to a specified annual tonnage on terms similar to the agreement before shipping through any other export terminal.  Westshore has the right to accept or reject our offer in its sole discretion.

In July 2018, we completed an agreement with Westshore to extend through 2022 and allow for greater capacity in 2021 and 2022 to 10.5 million total annual throughput tons.  We retain the right to terminate our commitments at any time in exchange for a buyout payment.  The termination payment varies throughout the period based upon an agreed schedule and is less than the increased commitment shown in the table below.  We are currently in discussions with our rail partner, BNSF, regarding an extension through December 2022 to support our increased port capacity for our Asian export business.

All termination payments made in prior years related to these agreements have been deferred and will be amortized, along with the previous amendment payments made in 2015, over the remaining life of the latest agreements.  As of June 30, 2018 and December 31, 2017, there was $19.1 million and $22.4 million, respectively, recorded as a deferred asset for these agreements.  As of June 30, 2018 and December 31, 2017, $14.4 million and $22.4 million, respectively, are included in Other prepaid and deferred charges in the Unaudited Condensed Consolidated Balance Sheets.  $4.7 million is included in noncurrent Other assets in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2018.  We incurred $50.4 million and $47.6 million in costs under our logistics agreements with Westshore and BNSF, including amortization of $4.2 million and $8.4 million, during the three months ended June 30, 2018 and 2017, respectively.  We incurred $102.7 million and $71.6 million in costs under our logistics agreements with Westshore and BNSF, including amortization of $8.3 million and $19.0 million, during the six months ended June 30, 2018 and 2017, respectively.  These costs are included in Cost of product sold in the Unaudited Condensed Statements of Operations and Comprehensive Income (Loss).

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We had outstanding purchase commitments related to transportation agreements consisting of the following (in thousands):

	June 30,	December 31,
	2018	2017
Services
Transportation agreements (1) (2) (3)	$53,765	$45,708

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

(3)                                 The July 2018 amended agreement increases the total commitment noted above by $33.5 million.

6.  Interest Expense

Interest expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Senior notes	$6,393	$6,582	$12,854	$14,568
Credit facility unutilized fee	653	1,197	1,354	2,380
Federal coal lease obligations imputed interest	67	86	136	171
Amortization of deferred financing costs and original issue discount	1,779	1,946	3,698	3,932
Other	38	55	76	145
Subtotal	8,930	9,866	18,118	21,196

Premium on early retirement of debt	—	—	—	880
Write-off of deferred financing costs and original issue discount	1,611	—	1,611	702
Total cost of early retirement of debt and refinancings	1,611	—	1,611	1,582
Total interest expense	$10,541	$9,866	$19,729	$22,778

Debt issuance costs of $1.6 million, related to a decrease in the Credit Agreement’s borrowing capacity, were written off in the three and six months ended June 30, 2018.  See Note 14 for a discussion of the changes in the Credit Agreement.

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

As of June 30, 2018 and December 31, 2017, we had deferred tax assets principally arising from: AROs, postretirement benefits, contract rights, and net operating loss carry-forwards.  As management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established.

Our statutory income tax rate including state income taxes, for the three and six months ended June 30, 2018 was approximately 23%, while the rate for the three and six months ended June 30, 2017, was approximately 37%.  Our effective tax rate for the three months ended June 30, 2018 and 2017 was (0.8)% and 2.0%, respectively.  Our effective tax rate for the six months ended June 30, 2018 and 2017 was (0.8)% and (0.5)%, respectively.  The difference between the statutory rates for each period is due to TCJA.  In addition, the difference between our statutory income tax rates and our effective income tax rates for the three and six months ended June 30, 2018 and 2017 is primarily the result of the impact of percentage depletion, income tax in the states in which we do business and changes in our valuation allowance.

As of June 30, 2018 and December 31, 2017, we had no uncertain tax positions that we expect to have a material impact on the financial statements as a result of tax deductions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  We are open to federal and state tax audits until the applicable statutes of limitations expire.  The statute of limitations has expired for all federal and state returns filed for periods ending before 2012.

8.  Equity Method Investments

Equity method investments include our 50% equity investment in Venture Fuels Partnership, a coal marketing company.  We have received distributions of $1.0 million and $3.5 million from the Venture Fuels Partnership during the six months ended June 30, 2018 and 2017, respectively.  Our equity method investments are included in noncurrent Other assets on the Unaudited Condensed Consolidated Balance Sheets and had a carrying amount of the following (in thousands):

	June 30,	December 31,
	2018	2017
Venture Fuels Partnership	$3,032	$3,774
Other	997	989
Total equity method investments	$4,029	$4,763

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Earnings (Loss) per Share

Potential dilutive shares of common stock may include restricted units, options, and performance share units issued under our Long Term Incentive Plan (“LTIP”).  See Note 16.  We apply the treasury stock method to determine dilution from restricted units, options, and performance share units.  On February 28, 2017, we issued 13.5 million shares of common stock through a registered underwritten public offering.

The following table summarizes the calculation of diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator for calculation of diluted earnings (loss) per share:
Net income (loss)	$(29,872)	$(6,948)	$(37,610)	$(27,056)
Denominator for basic income (loss) per share — weighted-average shares outstanding	75,756	75,086	75,544	70,634
Dilutive effect of stock equivalents	—	—	—	—
Denominator for diluted earnings (loss) per share	75,756	75,086	75,544	70,634

Basic earnings (loss) per share	$(0.39)	$(0.09)	$(0.50)	$(0.38)
Diluted earnings (loss) per share	$(0.39)	$(0.09)	$(0.50)	$(0.38)

For the periods presented, the following items were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Anti-dilutive stock equivalents	3,852	3,423	4,048	3,133

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

•                  Level 2 is defined as observable inputs other than Level 1 prices, including quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Our Level 2 assets and liabilities include derivative financial instruments with fair values derived from quoted prices in over-

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the-counter markets or from prices received from direct broker quotes.  We had no Level 2 assets or liabilities as of June 30, 2018 or December 31, 2017.

•                  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We had no Level 3 financial instruments as of June 30, 2018 or December 31, 2017.

The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Fair Value as of June 30, 2018
	Level 1	Level 2	Total
Assets
Money market funds (1)	$33,443	$—	$33,443

	Fair Value as of December 31, 2017
	Level 1	Level 2	Total
Assets
Money market funds (1)	$49,102	$—	$49,102

(1)                                 Included in Cash and cash equivalents in the Unaudited Condensed Consolidated Balance Sheets along with $56.7 million and $58.8 million of demand deposits as of June 30, 2018 and December 31, 2017, respectively.

We did not have any transfers between levels during the six months ended June 30, 2018.  Our policy is to value all transfers between levels using the beginning of period valuation.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Gains and Losses

(Gain) loss on derivative financial instruments recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
WTI derivative financial instruments	$—	$1,595	—	3,939
Net derivative financial instruments loss (gain)	$—	$1,595	$—	$3,939

See Note 10 for a discussion related to the fair value of derivative financial instruments.

12.  Inventories, Net

Inventories, net consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Materials and supplies	$69,220	$68,461
Less: Obsolescence allowance	(1,076)	(1,094)
Material and supplies, net	68,144	67,367
Coal inventory	2,435	5,537
Inventories, net	$70,579	$72,904

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Senior notes consisted of the following (in thousands):

	June 30, 2018
	Carrying Value	Unamortized Discount and Debt Issuance Costs	Unamortized Deferred Gain on Forgiven Debt	Principal	Fair Value (1)
12.00% second lien senior notes due 2021	$345,325	$11,709	$(66,668)	$290,366	$302,707
6.375% senior notes due 2024	55,616	792	—	56,408	43,998
Total senior notes	$400,941	$12,501	$(66,668)	$346,774	$346,705

	December 31, 2017
	Carrying Value	Unamortized Discount and Debt Issuance Costs	Unamortized Deferred Gain on Forgiven Debt	Principal	Fair Value (1)
12.00% second lien senior notes due 2021	$349,719	$13,614	$(72,967)	$290,366	$315,773
6.375% senior notes due 2024	55,547	861	—	56,408	45,973
Total senior notes	$405,266	$14,475	$(72,967)	$346,774	$361,746

(1)                                 The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.  See Note 10 for further information on Level 2 fair value measurements.

14.  Other Obligations

Capital Equipment Lease Obligations

From time to time, we enter into capital leases on equipment under various lease schedules, which are subject to a master lease agreement, and are pre-payable at our option.  Our capital equipment lease obligations are included in Other liabilities.  As of June 30, 2018, future payments for these obligations are as follows (in thousands):

2018	$1,197
2019	1,704
2020	857
2021	30
2022	—
Thereafter	—
Total	3,788
Less: interest	147
Total principal payments	3,641
Less: current portion	1,952
Capital equipment lease obligations, net of current portion	$1,689

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Federal Coal Lease Obligations

Our federal coal lease obligations, as reflected in the Unaudited Condensed Consolidated Balance Sheets, consist of obligations payable to the Bureau of Land Management of the U.S. Department of the Interior for the West Antelope II South lease modification.  The future payments for our federal coal lease obligations are $0.6 million per year through 2022.  The balance of our federal coal lease obligations is $1.8 million as of June 30, 2018.

Credit Agreement

Cloud Peak Energy Resources LLC entered into a Credit Agreement with PNC Bank, National Association, as administrative agent, and a syndicate of lenders, originally dated as of February 21, 2014, (as previously amended, the “Credit Agreement”).  The Credit Agreement provides us with a senior secured revolving credit facility that can be used to borrow funds or obtain letters of credit.

On May 24, 2018, we entered into an Amended and Restated Credit Agreement (“the Amended Credit Agreement”) that amended the restated the existing Credit Agreement.  The Amended Credit Agreement extended the maturity of the Credit Agreement from February 21, 2019 to May 24, 2021 and reduced the maximum borrowing capacity to $150 million from the previous maximum capacity of $400 million.  The borrowing capacity under the Amended Credit Agreement is reduced by the undrawn face amount of letters of credit issued and outstanding under the Amended Credit Agreement, which may be up to $70 million at any time.  The Amended Credit Agreement also requires new quarterly financial covenants of (a) a ratio of first lien gross debt under the Amended Credit Agreement, capital leases and the A/R Securitization Program (including issued but undrawn letters of credit) to EBITDA (as defined in the Amended Credit Agreement) equal to or less than 1.75 to 1; (b) a ratio of EBITDA less capital expenditures to Fixed Charges (as defined in the Amended Credit Agreement) of not less than 1.15 to 1; and (c) a ratio of funded debt (excluding issued but undrawn letters of credit) less unrestricted cash to EBITDA equal to or less than (i) 4.00 to 1 through June 30, 2019, (ii) 3.50 to 1 from September 30, 2019 to December 31, 2019, (iii) 3.00 to 1 from March 31, 2020 to June 30, 2020 and (iv) 2.50 to 1 from September 30, 2020 to maturity.  The Amended Credit Agreement also revised the minimum liquidity covenant to require minimum liquidity of not less than $100 million as of the last day of each fiscal quarter, which was reduced from the prior requirement under the Credit Agreement to maintain monthly liquidity of not less than $125 million.  Lastly, it revised various negative covenants and baskets that would apply to, among other things, the incurrence of debt, making investments, asset dispositions, and restricted payments.  The borrowing capacity is limited by the financial covenants, calculated on a quarterly basis, and will fluctuate from quarter to quarter.

As of June 30, 2018, we had $81 million of borrowing capacity available under the Amended Credit Agreement.  As of June 30, 2018 and December 31, 2017, we had no borrowings under the Amended Credit Agreement.  There were no longer any undrawn letters of credit under the Amended Credit Agreement as all issued letters of credit had been transferred to the A/R Securitization Program as of December 31, 2017.

We were in compliance with the covenants contained in the Amended Credit Agreement as of June 30, 2018 and December 31, 2017. Based on current operating plans and forecasts, we expect to remain in compliance with the Amended Credit Agreement’s financial covenants for the next 12 months, however with less clearance, given the impact of the second quarter of 2018 results on the trailing twelve month covenant calculations.  There are no assurances that we can achieve this plan.

A default under the Amended Credit Agreement would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, and require cash collateralization if there were any outstanding letters of credit obligations.  A default and acceleration of obligations under the Amended Credit Agreement would also trigger cross-defaults for our Senior Notes due 2021 and 2024, which would permit the Senior Notes’ lenders to require immediate repayment of all principal, interest, fees and other amounts payable thereunder.  A default under the Amended Credit Agreement would also trigger a cross-default for our A/R Securitization Program, which would permit the lender to terminate the A/R Securitization Program and require immediate collateralization for any outstanding letters of credit obligations.

Accounts Receivable Securitization Program

On May 24, 2018, the Accounts Receivable Securitization Program (“A/R Securitization Program”) was amended to extend the term of the A/R Securitization Program to May 24, 2021 from January 23, 2020.  All other terms of the program remained substantially the same.  The A/R Securitization Program allows for a maximum borrowing capacity of $70 million.  The borrowing capacity is limited by eligible accounts receivable (as defined under the terms of the A/R Securitization Program), calculated on a monthly basis, and will fluctuate from month to month.  The borrowing capacity is reduced by the undrawn face amount of letters of credit issued and outstanding under the A/R Securitization Program.  As of June 30, 2018, we had $20.5 million of borrowing capacity under the A/R Securitization Program, which was less than the undrawn face amount of letters of credit outstanding of $22.0 million.  The $1.5 million difference between the borrowing capacity and the undrawn face

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

amount of the letters of credit was cash-collateralized into a restricted cash account in early July 2018, thus bringing the available borrowing capacity to zero.  As of December 31, 2017, there was a $1.1 million deficit between the borrowing capacity and the undrawn face amount of letters of credit, which was cash-collateralized into a restricted cash account in early January 2018.  The restriction was lifted on the $1.1 million in early March 2018.  There were no borrowings outstanding under the A/R Securitization Program as of June 30, 2018 or December 31, 2017.

Liquidity

Our aggregate availability for borrowing under the Amended Credit Agreement and the A/R Securitization Program was approximately $81 million as of June 30, 2018.  Our total liquidity, which includes cash and cash equivalents and amounts available under both our Amended Credit Agreement and the A/R Securitization Program, was $171.2 million as of June 30, 2018.

Debt Issuance Costs

Debt issuance costs of $1.6 million, related to the decrease in the Credit Agreement’s borrowing capacity, were written off in the three and six months ended June 30, 2018.  Debt issuance costs of $4.5 million were incurred in connection with the changes to the Credit Agreement and A/R Securitization Program described above.  These costs were deferred and are being amortized to Interest expense over the remaining terms of the agreements.  There were $5.6 million and $4.4 million of unamortized debt issuance costs as of June 30, 2018 and December 31, 2017, respectively, related to the Credit Agreement and the A/R Securitization Program included in noncurrent Other assets.

15.  Postretirement Medical Plan

We maintain an unfunded postretirement medical plan to provide certain postretirement medical benefits to eligible employees.  Net periodic postretirement benefit costs included the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$197	$223	$394	$447
Interest cost	220	230	440	459
Amortization of prior service cost (credit)	(1,837)	(1,821)	(3,675)	(3,642)
Net periodic benefit cost (credit)	$(1,420)	$(1,368)	$(2,841)	$(2,736)

On January 1, 2018, we adopted ASU 2017-07, which requires separate presentation of service costs and all other components of net periodic benefit costs on the income statement.  See Note 2 for further information regarding the impact of this ASU on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

16.  Equity-Based Compensation

Our LTIP permits awards to our employees and eligible non-employee directors, which we generally grant in the first quarter of each year.  The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.  At our 2018 annual meeting, stockholders approved an additional 3.0 million shares for issuance under the LTIP.  As of June 30, 2018, shares available for issuance under the LTIP were approximately 3.4 million shares.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Stock Units

We have granted restricted stock units under the LTIP to eligible employees and non-employee directors.  A summary of restricted stock unit award activity is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested units as of January 1, 2018	2,813	$3.75
Granted	866	$3.50
Forfeited	(219)	$3.24
Vested	(504)	$5.99
Non-vested units as of June 30, 2018	2,956	$3.33

As of June 30, 2018, unrecognized compensation cost related to restricted stock awards was $3.7 million, which will be recognized over a weighted-average period of 2.0 years prior to vesting, which is included within Additional paid-in capital in our Unaudited Condensed Consolidated Balance Sheets.  These awards are ultimately delivered in common stock and are classified as equity awards.

Performance Share Units

Performance share units represent the right to receive a number of shares of common stock (or the equivalent cash value thereof) based on the achievement of targeted performance levels related to pre-established total stockholder return goals over a three-year period, and pay out may range from 0% to 200% of the targeted share number.

In most years, including 2018 and 2017, the performance-based units are expected to be settled in shares of common stock and the grant date fair value of the awards is calculated using a Monte Carlo simulation and amortized over the performance period.  The 2016 grants are currently expected to be settled in cash upon any vesting in March 2019, and therefore, are accounted for as a liability award and are included within Accrued expenses in the Unaudited Condensed Consolidated Balance Sheets and marked to market on a quarterly basis.  The balance of the liability relating to the 2016 grants was $10.1 million as of June 30, 2018.  Using the current fair market value of this award, the total cash payout in March 2019 is currently estimated at $13.6 million.  The fair market value is driven by the Company’s share price and total stockholder return and these amounts will not be finalized and known until December 31, 2018.  If we were to have sufficient available shares

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

under our LTIP as approved by our stockholders, the Compensation Committee could elect to settle the 2016 performance-based share units in shares of common stock.  There are currently 2.1 million shares outstanding relating to the 2016 grant and a payout of 200% would equate to approximately 4.2 million shares.

The weighted-average grant date fair values of the performance share units granted during the six months ended June 30, 2018 and the year ended December 31, 2017 were $4.05 and $5.85 per share, respectively.  As of June 30, 2018, $8.4 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of performance share units granted, is expected to be recognized over a weighted-average vesting period of 1.8 years.

A summary of performance share unit award activity is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested units as of January 1, 2018	3,685	$4.08
Granted	1,153	$4.05
Forfeited	(324)	$3.90
Vested	(530)	$9.66
Non-vested units as of June 30, 2018	3,984	$3.34

The assumptions used to estimate the fair value of the performance-based share units granted on March 2, 2018 are as follows:

Risk-free interest rate	2.4%
Expected volatility	62.3%
Term (in years)	2.8
Fair value (per share)	$4.05

17.  Commitments and Contingencies

Commitments

Purchase Commitments (1)

We had outstanding purchase commitments consisting of the following (in thousands):

	June 30,	December 31,
	2018	2017
Capital Commitments
Equipment	$4,253	$4,191

(1)                                 See Note 5 for information regarding Transportation Commitments.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

Litigation

Administrative Appeals of the BLM’s Approval of the West Antelope II South Lease Modification

Background—On February 1, 2, and 5, 2018, the Powder River Basin Resource Council (“PRBRC”), the Sierra Club, and WildEarth Guardians (“WildEarth”), respectively, filed separate appeals with the Interior Board of Land Appeals (“IBLA”) challenging the Deputy State Wyoming BLM Director’s November 11, 2017 decision, which was publicly noticed on Bureau of Land Management’s (“BLM”) website on January 5, 2018 (“2018 BLM Decision”), to approve Antelope Coal LLC’s (“Antelope Coal”) proposed modification of Antelope Coal’s West Antelope II South (“WAII South”) lease.  Antelope Coal is a 100% owned subsidiary of Cloud Peak Energy.  The 2018 BLM Decision that is the subject of all three appeals approves the proposed amendment of WAII South lease.  This lease modification, which was entered into on February 1, 2018, by BLM and Antelope Coal, adds coal underlying nearly 857 surface acres to Antelope Coal’s existing federal leases.  PRBRC, the Sierra Club, and WildEarth have asked the IBLA to vacate the 2018 BLM Decision and direct the BLM to prepare additional environmental analysis on the impacts of the lease modification.

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

Current Schedule.  On March 21, 2018, BLM filed a Motion to Dismiss the Sierra Club appeal due to the Sierra Club’s failure to file a Statement of Reasons by the briefing deadline.  On February 27 and March 5, 2018, PRBRC and WildEarth, respectively, each filed a Statement of Reasons in their appeals.  On March 29, March 30, and April 2, 2018, the State of Wyoming, BLM, and Antelope Coal, respectively, filed Answer briefs in the PRBRC appeal.  On April 3, 5, and 9, 2018, the State of Wyoming, BLM, and Antelope Coal, respectively, filed Answer briefs in the WildEarth appeal.  On April 11, 2018, PRBRC filed a reply brief and on April 12, 2018, BLM filed a clarification to PRBRC’s Reply Brief.  On June 6, 2018, the IBLA denied BLM’s motion to dismiss Sierra Club’s appeal and instead rejected Sierra Club’s appeal on the merits and affirmed the underlying 2018 BLM’s Decision.  The IBLA has not yet ruled on the PRBRC or WildEarth appeals.

We believe the PRBRC and WildEarth pending appeals challenging the BLM’s West Antelope II South lease modification Decision Record are without merit.  Nevertheless, if the appellants’ claims are successful, the timing and ability of Cloud Peak Energy to mine the coal underlying the lease modification surface acres could be materially adversely impacted.  We are unable to estimate a loss or range of loss for this contingency because (1) the challenges do not seek monetary relief, (2) the nature of the relief sought is to require the regulatory agency to

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

address alleged deficiencies in complying with applicable regulatory and legal requirements and (3) even if the challenges are successful in whole or in part, the IBLA has broad discretion in determining the nature of the relief ultimately granted.

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

Intervention by Cloud Peak Energy and Others—In November and December of 2015, the State of Wyoming and all the operators of the mines whose mine plans are being challenged—Antelope Coal, New Mexico Coal Resources, LLC, Bowie Resources, LLC, and Thunder Basin Coal, L.L.C., moved to intervene as Defendants to defend the challenged mine plans.  On February 18, 2016, the Colorado District Court granted all the parties’ intervention motions.

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

Current Schedule— OSM answered the plaintiffs’ complaint on August 24, 2017.  OSM lodged the administrative record with the court and served the record on all parties on January 17, 2018.  Plaintiffs filed their motion for summary judgment on April 6, 2018.  Federal Defendants filed their response and cross motion for summary judgment on June 1, 2018; and Spring Creek filed its opposition and cross motion on June 6, 2018.  Plaintiffs filed their reply brief on June 29, 2018 and the reply briefs for the Federal Defendants and Spring Creek were filed on July 23, 2018 and July 25, 2018, respectively.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Current Schedule — On July 17, 2017, Plaintiffs filed their lawsuits in the Superior Court of the State of California for the County of San Mateo, the Superior Court of the State of California for the County of Marin, and the Superior Court for the County of Contra Costa, respectively.  On August 24, 2017, the cases were removed to the U.S. District Court for the Northern District of California, where they were deemed related and assigned to Judge Vince Chhabria.  Plaintiffs indicated that they intended to move to remand the cases back to state court, and the parties stipulated that Defendants would not be required to respond to the complaints until the Court ruled on the motion to remand.  The Court signed that Stipulation and Order on September 22, 2017.  On September 25, 2017, Plaintiffs filed their motion to remand.  The Court granted Plaintiffs’ motion to remand on March 16, 2018.  On March 26, 2018, Defendants filed (1) a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit relating to the District Court’s order granting remand, and (2) a motion to stay the remand order pending appeal.  On April 9, 2018, Judge Chhabria granted Defendants’ motion to stay the remand order pending appeal.  On June 6, 2018, Plaintiffs filed a motion to partially dismiss Defendants’ appeal, arguing the Court of Appeals lacked jurisdiction to consider certain aspects of the remand order.  Defendants opposed the motion, which is fully briefed and currently pending before the Court of Appeals.  The Court will set a briefing schedule for the parties’ merits briefs after it resolves the partial motion to dismiss.

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

Challenge to BLM’s Approval of Revised Resource Management Plans for MT and WY

Background—On March 15, 2016, a group of environmental plaintiffs—Western Organization of Resource Councils, Montana Environmental Information Center, Powder River Basin Resource Council, Northern Plains Resource Council, Sierra Club, and Natural Resources Defense Council—filed a complaint in the U.S. District Court for Montana challenging the BLM’s September 2015 approval of the Miles City, MT and Buffalo, WY, revised Resource Management Plans (“RMPs”).  The Plaintiffs seek to vacate the 2015 RMPs, require BLM to undertake supplemental environmental analysis under the National Environmental Policy Act (“NEPA”), and enjoin BLM and the federal defendants from approving any new leases or project permits for coal or oil and gas resources within the two planning areas until BLM prepares a new NEPA analysis and revises its RMPs.

Intervention by Cloud Peak Energy and Others—In February, March, and April, 2017, Cloud Peak Energy, the State of Wyoming, and Peabody Caballo Mining, LLC and BTU Western Resources, Inc. (“Peabody”), respectively, moved to intervene in the case.  The Court granted all the parties intervention motions in March (Cloud Peak) and April (Wyoming and Peabody), 2017.

Current Schedule—On March 26, 2018, the Court issued an Amended Opinion and Order (revising the Court’s March 23, 2018 Order) granting the Plaintiffs’ Cross-Motion for Summary Judgment on three claims and granting Defendants’ and Defendant-Intervenors’ Cross-Motions for Summary Judgment on three claims.  The Court held that BLM must prepare supplemental environmental impact statements for both the Miles City and Buffalo RMPs.  The Court also directed BLM to incorporate the Court’s conclusions in any pending or future coal

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

or oil and gas leases or permits in the Miles City and Buffalo planning areas until BLM completes the supplemental NEPA analysis for both RMPs.  The Court further ordered the parties to meet and confer in good faith in an attempt to reach an agreement regarding the appropriate remedy.  The parties were ordered to submit separate briefs to the Court by May 25, 2018 recommending appropriate remedies in light of the Court’s March 26th Order if they could not reach a voluntary agreement on remedy.

The parties were unable to reach agreement on the appropriate remedy and each filed a separate remedy brief on May 25, 2018.  On June 14, 2018, Federal Defendants and Defendant- Intervenors each filed a motion seeking the Court’s leave to file a brief in response to Plaintiffs’ remedies brief.  Plaintiffs filed a joint opposition brief to these motions on June 28, 2018.  The Court will not enter final judgment in the case until after it reviews the parties’ briefs and issues a remedy order.

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

Other Legal Proceedings

We are involved in other legal proceedings arising in the ordinary course of business and may become involved in additional proceedings from time to time.  We believe that there are no other legal proceedings pending that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.  Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or an accrual within a particular fiscal period may materially and adversely impact our results of operations for that period.  In addition to claims and lawsuits against us, our leases by application, leases by modification, permits, and other industry regulatory processes and approvals, including those applicable to the utility and coal logistics and transportation industries, may also continue to be subject to legal challenges that could materially and adversely impact our mining operations, results, and liquidity.  These regulatory challenges may seek to vacate prior regulatory decisions and authorizations that are legally required for some or all of our current or planned mining activities.  If we are required to reduce or modify our mining activities as a result of these challenges, the impact could have a material adverse effect on our shipments, financial results and liquidity, and could result in claims from third parties if we are unable to meet our commitments under pre-existing commercial agreements as a result of any such required reductions or modifications to our mining activities.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Risk and Major Customers

For the six months ended June 30, 2018, there was no single customer that represented 10% or more of consolidated revenue.  For the six months ended June 30, 2017, there was no single customer that represented 10% or more of consolidated revenue.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  Credit risk is controlled through credit approvals and monitoring procedures.

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

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company.  Specific bond amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  As of June 30, 2018, we had $406.8 million of reclamation and lease bonds backed by collateral of $22.0 million in the form of letters of credit under our A/R Securitization Program used for mining, securing coal lease obligations, and for other operating requirements.

18.  Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) (“AOCI”) related to our postretirement medical plan by component, net of tax are as follows (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Beginning balance, January 1,	$13,807	$21,884
Amounts reclassified from accumulated other comprehensive income (loss)	(2,829)	(3,642)
Tax expense (benefit)	(846)	—
Net current period other comprehensive income (loss)	(3,675)	(3,642)
Ending balance, June 30,	$10,132	$18,243

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The reclassifications out of AOCI are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Postretirement Medical Plan (1)
Amortization of prior service costs (credits), before tax(2)	$(1,837)	$(1,821)	$(3,675)	$(3,642)
Tax expense (benefit)	423	—	846	—
Amounts reclassified from AOCI	$(1,414)	$(1,821)	$(2,829)	$(3,642)

(1)                                 See Note 15 for the components of our net periodic postretirement benefit costs.

(2)                                 Presented on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The balances disclosed for the three and six months ended June 30, 2017 were previously included in Cost of product sold and Selling, general, and administrative expenses, respectively.  See Note 2 for information regarding ASU 2017-07, which we adopted on January 1, 2018.

19.  Supplemental Cash Flow Information

Restricted Cash

The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2018 and 2017 that sum to the total of such amounts in the Unaudited Condensed Consolidated Statements of Cash Flows:

	June 30,
	2018	2017
Cash and cash equivalents	$90,174	$80,536
Restricted cash in other current assets	725	725
Restricted cash in other noncurrent assets	5,607	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$96,506	$81,261

The restricted cash in other noncurrent assets represents the difference between the borrowing capacity of the A/R Securitization Program and the undrawn face amount of the letters of credit that was cash-collateralized as of June 30, 2018.

Other Cash Flow Information

	Six Months Ended
	June 30,
	2018	2017
Supplemental cash flow disclosures:
Interest paid	$14,979	$18,605
Income taxes paid (refunded)	$220	$(85)
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$2,720	$1,365
Assets acquired under federal coal lease	$2,356	$—

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.  Supplemental Guarantor/Non-Guarantor Financial Information

In accordance with the indentures governing the senior notes outstanding as of June 30, 2018, CPE Inc. and certain of our 100% owned U.S. subsidiaries (the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed the senior notes on a joint and several basis.  These guarantees of either series of senior notes are subject to release in the following customary circumstances:

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following historical financial statement information is provided for CPE Inc., Cloud Peak Energy Resources LLC, and the Guarantor/Non-Guarantor Subsidiaries:

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(in thousands)

	Three Months Ended June 30, 2018
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$2,615	$—	$205,698	$—	$(2,615)	$205,698
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	—	(12)	196,382	40	—	196,410
Depreciation and depletion	—	284	14,117	—	—	14,401
Accretion	—	—	1,706	—	—	1,706
Selling, general and administrative expenses	—	15,590	—	—	(2,615)	12,975
Impairments	—	—	800	—	—	800
Other operating costs	—	—	55	—	—	55
Total costs and expenses	—	15,862	213,060	40	(2,615)	226,347
Operating income (loss)	2,615	(15,862)	(7,362)	(40)	—	(20,649)
Other income (expense)
Net periodic postretirement benefit income (cost), excluding service cost	—	271	1,346	—	—	1,617
Interest income	—	274	—	—	—	274
Interest expense	—	(10,177)	(105)	(259)	—	(10,541)
Other, net	—	(75)	(334)	75	—	(334)
Total other income (expense)	—	(9,707)	907	(184)	—	(8,984)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	2,615	(25,569)	(6,455)	(224)	—	(29,633)
Income tax benefit (expense)	(234)	—	—	—	—	(234)
Income (loss) from unconsolidated affiliates, net of tax	—	4	(9)	—	—	(5)
Income (loss) from consolidated affiliates, net of tax	(32,252)	(6,688)	(224)	—	39,164	—
Net income (loss)	(29,872)	(32,252)	(6,688)	(224)	39,164	(29,872)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	(1,837)	(1,837)	(1,837)	—	3,674	(1,837)
Income tax on postretirement medical plan	—	—	—	—	—	—
Other comprehensive income (loss)	(1,837)	(1,837)	(1,837)	—	3,674	(1,837)
Total comprehensive income (loss)	$(31,709)	$(34,089)	$(8,525)	$(224)	$42,838	$(31,709)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(in thousands)

	Three Months Ended June 30, 2017
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$1,842	$—	$229,201	$—	$(1,842)	$229,201
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	—	8	195,689	3	—	195,700
Depreciation and depletion	—	188	19,061	—	—	19,249
Accretion	—	—	1,846	—	—	1,846
(Gain) loss on derivative financial instruments	—	—	1,595	—	—	1,595
Selling, general and administrative expenses	—	11,669	—	—	(1,842)	9,827
Other operating costs	—	(17)	109	—	—	92
Total costs and expenses	—	11,848	218,300	3	(1,842)	228,309
Operating income (loss)	1,842	(11,848)	10,901	(3)	—	892
Other income (expense)
Net periodic postretirement benefit income (cost), excluding service cost	—	262	1,330	—	—	1,592
Interest income	—	118	—	—	—	118
Interest expense	(7)	(9,518)	(134)	(207)	—	(9,866)
Other, net	—	(69)	(138)	69	—	(138)
Total other income (expense)	(7)	(9,207)	1,058	(138)	—	(8,294)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	1,835	(21,055)	11,959	(141)	—	(7,402)
Income tax benefit (expense)	149	—	—	—	—	149
Income (loss) from unconsolidated affiliates, net of tax	—	6	299	—	—	305
Income (loss) from consolidated affiliates, net of tax	(8,932)	12,117	(140)	—	(3,045)	—
Net income (loss)	(6,948)	(8,932)	12,118	(141)	(3,045)	(6,948)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	(1,821)	(1,821)	(1,821)	—	3,642	(1,821)
Income tax on postretirement medical plan	—	—	—	—	—	—
Other comprehensive income (loss)	(1,821)	(1,821)	(1,821)	—	3,642	(1,821)
Total comprehensive income (loss)	$(8,769)	$(10,753)	$10,297	$(141)	$597	$(8,769)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(in thousands)

	Six Months Ended June 30, 2018
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4,403	$—	$422,007	$—	$(4,403)	$422,007
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	—	(8)	388,911	41	—	388,944
Depreciation and depletion	—	555	28,841	—	—	29,396
Accretion	—	—	3,411	—	—	3,411
Selling, general and administrative expenses	—	24,695	—	—	(4,403)	20,292
Impairments	—	—	800	—	—	800
Other operating costs	—	—	183	—	—	183
Total costs and expenses	—	25,242	422,146	41	(4,403)	443,026
Operating income (loss)	4,403	(25,242)	(139)	(41)	—	(21,019)
Other income (expense)
Net periodic postretirement benefit income (cost), excluding service cost	—	540	2,695	—	—	3,235
Interest income	3	535	—	—	—	538
Interest expense	—	(19,039)	(213)	(477)	—	(19,729)
Other, net	—	(222)	(604)	222	—	(604)
Total other income (expense)	3	(18,186)	1,878	(255)	—	(16,560)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	4,406	(43,428)	1,739	(296)	—	(37,579)
Income tax benefit (expense)	(297)	—	—	—	—	(297)
Income (loss) from unconsolidated affiliates, net of tax	—	8	258	—	—	266
Income (loss) from consolidated affiliates, net of tax	(41,719)	1,701	(296)	—	40,314	—
Net income (loss)	(37,610)	(41,719)	1,701	(296)	40,314	(37,610)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	(3,675)	(3,675)	(3,675)	—	7,350	(3,675)
Income tax on postretirement medical plan	—	—	—	—	—	—
Other comprehensive income (loss)	(3,675)	(3,675)	(3,675)	—	7,350	(3,675)
Total comprehensive income (loss)	$(41,285)	$(45,394)	$(1,974)	$(296)	$47,664	$(41,285)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(in thousands)

	Six Months Ended June 30, 2017
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$3,649	$—	$424,930	$—	$(3,649)	$424,930
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	—	8	365,958	3	—	365,969
Depreciation and depletion	—	380	37,514	—	—	37,894
Accretion	—	—	3,667	—	—	3,667
(Gain) loss on derivative financial instruments	—	—	3,939	—	—	3,939
Selling, general and administrative expenses	—	24,450	—	—	(3,649)	20,801
Impairments	—	—	—	—	—	—
Other operating costs	—	23	287	—	—	310
Total costs and expenses	—	24,861	411,365	3	(3,649)	432,580
Operating income (loss)	3,649	(24,861)	13,565	(3)	—	(7,650)
Other income (expense)
Net periodic postretirement benefit income (cost), excluding service cost	—	522	2,660	—	—	3,182
Interest income	1	156	—	—	—	157
Interest expense	(48)	(22,066)	(268)	(396)	—	(22,778)
Other, net	—	(129)	(448)	129	—	(448)
Total other income (expense)	(47)	(21,517)	1,944	(267)	—	(19,887)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	3,602	(46,378)	15,509	(270)	—	(27,537)
Income tax benefit (expense)	(151)	—	—	—	—	(151)
Income (loss) from unconsolidated affiliates, net of tax	—	8	624	—	—	632
Income (loss) from consolidated affiliates, net of tax	(30,507)	15,862	(270)	—	14,915	—
Net income (loss)	(27,056)	(30,508)	15,863	(270)	14,915	(27,056)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	(3,642)	(3,642)	(3,642)	—	7,284	(3,642)
Income tax on postretirement medical plan	—	—	—	—	—	—
Other comprehensive income (loss)	(3,642)	(3,642)	(3,642)	—	7,284	(3,642)
Total comprehensive income (loss)	$(30,698)	$(34,150)	$12,221	$(270)	$22,199	$(30,698)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	June 30, 2018
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$89,792	$382	$—	$—	$90,174
Accounts receivable	—	—	15,576	26,402	—	41,978
Due from related parties	—	70,791	4,679	—	(74,774)	696
Inventories, net	—	—	70,579	—	—	70,579
Income tax receivable	476	—	—	—	—	476
Other prepaid and deferred charges	683	—	25,497	—	—	26,180
Other assets	—	—	803	—	—	803
Total current assets	1,159	160,583	117,516	26,402	(74,774)	230,886
Noncurrent assets
Property, plant and equipment, net	—	3,004	1,340,842	—	—	1,343,846
Goodwill	—	—	2,280	—	—	2,280
Income tax receivable	29,454	—	—	—	—	29,454
Other assets	998,652	1,241,417	38,371	6,752	(2,242,149)	43,043
Total assets	$1,029,265	$1,405,004	$1,499,009	$33,154	$(2,316,923)	$1,649,509

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$—	$188	$32,697	$76	$—	$32,961
Royalties and production taxes	—	—	53,733	—	—	53,733
Accrued expenses	11,959	5,199	18,182	—	—	35,340
Due to related parties	49,164	72	—	25,538	(74,774)	—
Current portion of federal coal lease obligations	—	—	379	—	—	379
Other liabilities	—	—	1,952	—	—	1,952
Total current liabilities	61,123	5,459	106,943	25,614	(74,774)	124,365
Noncurrent liabilities
Senior notes	—	400,941	—	—	—	400,941
Federal coal lease obligations, net of current portion	—	—	1,404	—	—	1,404
Asset retirement obligations, net of current portion	—	—	102,226	—	—	102,226
Accumulated postretirement medical benefit obligation, net of current portion	—	—	25,622	—	—	25,622
Royalties and production taxes	—	—	20,036	—	—	20,036
Other liabilities	—	—	6,773	—	—	6,773
Total liabilities	61,123	406,400	263,004	25,614	(74,774)	681,367
Commitments and Contingencies (Note 17)
Total equity	968,142	998,604	1,236,005	7,540	(2,242,149)	968,142
Total liabilities and equity	$1,029,265	$1,405,004	$1,499,009	$33,154	$(2,316,923)	$1,649,509

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Six Months Ended June 30, 2018
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(11,680)	$8,734	$6,514	$—	$3,568

Investing activities
Purchases of property, plant and equipment	—	(60)	(4,771)	—	—	(4,831)
Investment in development projects	—	—	(1,894)	—	—	(1,894)
Other	—	13	56	—	—	69
Net cash provided by (used in) investing activities	—	(47)	(6,609)	—	—	(6,656)

Financing activities
Principal payments of federal coal leases	—	—	(574)	—	—	(574)
Payment of deferred financing costs	—	—	—	(907)	—	(907)
Payment amortized to deferred gain	—	(6,298)	—	—	—	(6,298)
Other	—	—	(1,300)	—	—	(1,300)
Net cash provided by (used in) financing activities	—	(6,298)	(1,874)	(907)	—	(9,079)

Net increase (decrease) in cash, cash equivalents, and restricted cash	—	(18,025)	251	5,607	—	(12,167)
Cash, cash equivalents, and restricted cash at beginning of period	—	107,818	856	—	—	108,673
Cash, cash equivalents, and restricted cash at the end of period	$—	$89,792	$1,107	$5,607	$—	$96,506

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Six Months Ended June 30, 2017
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$1,608	$10,533	$406	$—	$12,547

Investing activities
Purchases of property, plant and equipment	—	(835)	(7,061)	—	—	(7,896)
Investment in development projects	—	—	(2,110)	—	—	(2,110)
Other	—	—	33	—	—	33
Net cash provided by (used in) investing activities	—	(835)	(9,138)	—	—	(9,973)

Financing activities
Repayment of senior notes	—	(62,094)	—	—	—	(62,094)
Payment of deferred financing costs	—	—	—	(406)	—	(406)
Payment amortized to deferred gain	—	(6,294)	—	—	—	(6,294)
Proceeds from issuance of common stock	—	68,850	—	—	—	68,850
Cash paid for equity offering	—	(4,490)	—	—	—	(4,490)
Other	—	(23)	(1,289)	—	—	(1,312)
Net cash provided by (used in) financing activities	—	(4,051)	(1,289)	(406)	—	(5,746)

Net increase (decrease) in cash, cash equivalents, and restricted cash	—	(3,278)	106	—	—	(3,172)
Cash, cash equivalents, and restricted cash at beginning of period	—	83,673	760	—	—	84,433
Cash, cash equivalents, and restricted cash at the end of period	$—	$80,395	$866	$—	$—	$81,261

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

•                  our ability to offset declining U.S. demand for coal and achieve longer term growth in our business through our logistics revenue and export sales, including the significant impact of Chinese and Indian thermal coal import demand and production levels from other countries and basins on overall seaborne coal prices, and the impact of any “trade wars” on our export business;

•                  railroad, export terminal, and other transportation performance, costs, and availability, including the availability of sufficient and reliable rail capacity to transport PRB coal, any development of future export terminal capacity and our ability to access capacity on commercially reasonable terms;

•                  the impact of our rail and terminal take-or-pay commitments if we do not meet our required export shipment obligations, including our commitments entered into as part of our export supply agreement with JERA Trading;

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

•                  our relationships with, and other conditions affecting, our customers (including our largest customers who account for a significant portion of our total revenue) and other counterparties, including economic conditions and the credit performance and credit risks associated with our customers and other counterparties, such as traders, brokers, and lenders under our Amended Credit Agreement (as defined below) and financial institutions with whom we maintain accounts or enter hedging arrangements;

•                  the results of our hedging programs and changes in the fair value of derivative financial instruments that are not accounted for as hedges;

•                  the terms and restrictions of our indebtedness;

•                  liquidity constraints, access to capital and credit markets and availability and costs of credit, surety bonds, letters of credit, and insurance, including risks resulting from the cost or unavailability of financing due to debt and equity capital and credit market conditions for the coal sector or in general, changes in our credit rating, our compliance with the covenants in our debt agreements, the credit pressures on our industry due to depressed conditions, or any demands for increased collateral by our surety bond providers, or the recent significant reduction in our borrowing capacity under our Amended Credit Agreement;

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

As previously disclosed, in January 2013, Big Metal Coal Co, LLC (“Big Metal”), our wholly-owned subsidiary, entered into an option agreement and a corresponding exploration agreement with the Crow Tribe of Indians (“Crow Tribe”).  These agreements were approved by the U.S. Department of the Interior in June 2013.  The option and exploration agreements provided for exploration rights and exclusive options to lease three separate coal deposits on the Crow Indian Reservation over an initial five-year term, which would have expired June 14, 2018, with two extension periods through 2035 if certain conditions were met.  On June 7, 2018, Big Metal delivered notice to the Crow Tribe to exercise the Upper Youngs Creek coal lease option and extend the coal lease options for the Squirrel Creek and Tanner Creek project areas.  In connection with the option exercise and option extension, Big Metal paid approximately $1.8 million to the Crow Tribe in June 2018.  The coal lease will still require approval from the U.S. Department of the Interior and related regulatory actions before it is effective.  Exercise of the Upper Youngs Creek option and payment of the initial option payments for the Squirrel Creek and Tanner Creek project areas trigger commencement of the first option extension periods for Squirrel Creek and Tanner Creek through December 31, 2025.

Since inception of the option agreement, Big Metal has made option payments totaling approximately $12 million to the Crow Tribe, including the option exercise payments in June 2018.  The coal located at the Big Metal project is similar quality to that of our Spring Creek Mine and offers lower sodium levels.

Any future development and coal production from the Big Metal project remains subject to exercise of remaining options, regulatory approvals, completion of access agreements, and significant risk and uncertainty, including coal demand and pricing in the U.S. and internationally.

Our logistics business provides a variety of services designed to facilitate the sale and delivery of coal.  These services include the purchase of coal from third parties or from our owned and operated mines, coordination of the transportation and delivery of purchased coal, negotiation of take-or-pay rail agreements and take-or-pay port agreements, and demurrage settlement with vessel operators.  For a discussion of our rail and port agreements, see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

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

•                  the revenue we receive for our logistics services; and

•                  the costs for logistics services, rail and port charges for coal sales made on a delivered basis, including demurrage, and any take-or-pay charges.

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

The price at which we sell our coal is a function of the demand for coal relative to the supply.  We typically seek to enter into multi-year contracts with our customers, which helps mitigate the risks associated with any short-term imbalance in supply and demand.  We have historically entered each year with expected production effectively fully sold.  This strategy helped us run our mines at predictable production rates, which improved control of operating costs.  In recent years, our business has become more variable and less predictable because utilities are adjusting their purchasing pattern based on natural gas prices, weather, and other factors and have also been increasingly purchasing coal for shorter terms.  As of July 18, 2018, we have contracted to sell approximately 49 million tons of our estimated 50 to 54 million tons of production for 2018.

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

Current Considerations

Owned and Operated Mines Segment

Mine shipments to domestic customers during the three month ended June 30, 2018 were 10.2 million tons, compared to 13.0 million tons shipped to domestic customers in the same period in 2017.  Shipments during the second quarter of 2018 were negatively impacted by several rain interruptions, a delay in moving a dragline to a low strip ratio pit due to nesting golden eagles, a dragline down for a planned tub replacement and below plan truck productivity primarily at the Antelope Mine, as well as low demand at the Cordero Rojo Mine.  We have worked with our customers to move contracted volumes into the third quarter.

Natural gas prices during the second quarter remained in the range of $2.75 to $3.00 per MMBtu.  While storage volumes remain well below average, natural gas prices have been steady due to increasing production.  As of July 6, 2018, U.S. Energy Information Administration data showed that natural gas inventories have declined by 25% compared to year ago levels.

Utility coal stockpile levels have decreased since year-end.  Energy Ventures Analysis estimates there were 62 million tons of PRB coal inventories on utility stockpiles at the end of June 2018, a decline of ten million tons from December 2017 levels.  We believe customer inventories will decline over the summer months as summer demand increases, which could increase contracting later in the year.

Historically, our core cash mining costs (excluding royalties, production taxes, and fuel) have increased as a result of increasing strip ratios and haul distances.  PRB strip ratios typically increase as coal seams decline requiring additional overburden removal.  Haul distances also increase as mining pits progress further from the load-out.  We have seen strip ratios increase in 2018 more than in recent years resulting in higher cost per ton.  Lower volumes are expected from the Cordero Rojo Mine in 2018 due to continued low demand for 8400 Btu coal, partially offset by increased volumes at the Spring Creek Mine due to higher export demand.  These higher costs and lower volumes are reducing the contribution from the Owned and Operated Mines segment in 2018.

Logistics and Related Activities Segment

The international thermal Newcastle coal price index rebounded during the three months ended June 30, 2018 to over $100 per tonne, currently settling around $120 per tonne due to strong summer demand.  During the same period, the Kalimantan 5000 GAR index price, which the Spring Creek Mine typically prices against, has remained under $70 per tonne.  Based on estimates through May 2018, thermal imports into China have increased 18 million tonnes, or almost 24%, compared to May 2017.  China’s electricity generation has increased by 8.6% through May after increasing by 6.5% last year, with most of this increase from thermal coal generation.

Thermal coal imports into India have increased by nearly 10% this year as domestic coal production has struggled to keep pace with rising demand.  South Korean thermal coal imports continue to grow as recently commissioned plants increase their generation.  Since we announced the JERA Trading contract to supply a new IGCC power plant in Japan from late 2019, we have been discussing test burns with five Japanese utilities.  Two test burns have been successfully completed and discussions for four more test cargos are underway.  There can be no assurance that these test burns will lead to future sales.

We exported 1.3 million tons during the three months ended June 30, 2018.  We expect to realize higher prices during the second half of 2018 as selling prices have increased.  The benefit of increased prices will be tempered by the increased port fees, rail fuel surcharges, price variable rail costs, and increased severance taxes due to higher prices.  With strong demand for our coal, and the rail and port system operating as expected, we expect export shipments of approximately 5.5 million tons in 2018.  We have contracted to sell 4.1 million tons for delivery in 2018.

The higher expected export volumes and pricing are anticipated to partially offset the lower expected contribution from the Owned and Operated mines.

Potential for Asset Impairments

Lower domestic coal prices and lower production volumes, such as those experienced recently, may not only decrease our revenues and cash flows but also may reduce the amount of coal we can produce economically.  Lower coal prices may result in asset impairment charges on our long-lived assets, including development projects, due to reductions in the future cash flows associated with our Owned and Operated Mines.  If prices and demand should decline, or remain at current levels for an extended period of time, or not improve as expected, we may incur impairment charges with respect to certain of our long-lived assets.  Additional triggering events could include, but are not limited to, an impairment of coal reserves caused by continued declines in coal prices, increasing costs of production, or regulatory changes that adversely impact coal-fired electricity generation.  See Item 1A in our 2017 Form 10-K - “Risk Factors—Risks Related to Our Business and Industry—We may not recover our investments in our mining, exploration, port access rights, development projects, and other assets, which may require us to recognize impairment charges related to those assets.”

Environmental and Other Regulatory Matters

Federal, state, and local authorities regulate the U.S. coal mining industry with respect to various matters, including air quality standards, water pollution, plant and wildlife protection, the discharge of materials into the environment, and the effects of mining on surface and groundwater quality and availability.  These laws and regulations have had, and will continue to have, a significant adverse effect on our production costs and our competitive position relative to certain other sources of electricity generation.  Future laws, regulations, or orders, including those relating to global climate change, may cause coal to become a less attractive fuel source, thereby reducing coal’s share of the market for fuels and other energy sources used to generate electricity.  See “Climate Change Regulatory Environment” below and Part I—Item I. Business “Environmental and Other Regulatory Matters” in our 2017 Form 10-K for additional climate disclosures.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Summary

The following table summarizes key results (in millions, except per share amounts and percentages):

	Three Months Ended
	June 30,		Change
	2018	2017	Amount	Percent
Total tons sold	11.6	14.4	(2.8)	(19.4)
Total revenue	$205.7	$229.2	$(23.5)	(10.3)
Net income (loss)	$(29.9)	$(6.9)	$(23.0)	*
Diluted EPS	$(0.39)	$(0.09)	$(0.30)	*
Adjusted EBITDA (1)	$(0.8)	$29.6	$(30.4)	(102.7)

*                                         Not meaningful

(1)                                 EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by U.S. GAAP.  A quantitative reconciliation of Net income (loss) to Adjusted EBITDA is found in “Non-GAAP Financial Measures” below.

Results of Operations

Revenue

The following table presents Revenue and tons sold (in millions, except per ton amounts and percentages):

	Three Months Ended
	June 30,		Change
	2018	2017	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$12.18	$12.25	$(0.07)	(0.6)
Tons sold	11.6	14.3	(2.7)	(18.9)
Coal revenue	$140.8	$175.6	$(34.8)	(19.8)
Other revenue	$3.1	$3.1	$—	—
Logistics and Related Activities
Total tons sold	1.3	1.3	—	—
Realized price per ton sold - Asian export	$59.78	$49.06	$10.72	21.9
Tons sold - Asian export	1.3	1.3	—	—
Realized price per ton sold - Domestic	$55.00	$50.74	$4.26	8.4
Tons sold - Domestic (1)	—	—	—	—
Revenue	$79.3	$66.0	$13.3	20.2
Other
Revenue	$—	$1.1	$(1.1)	(100.0)
Eliminations of Intersegment Sales
Revenue	$(17.5)	$(16.6)	$(0.9)	(5.4)
Total Consolidated
Revenue	$205.7	$229.2	$(23.5)	(10.3)

(1)                                 For the three months ended June 30, 2018 and 2017, the domestic logistics volumes were 45,400 tons and 40,400 tons, respectively.

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 (in millions):

Three months ended June 30, 2017	$175.6
Changes associated with volumes	(33.9)
Changes associated with prices	(0.9)
Three months ended June 30, 2018	$140.8

Coal revenue decreased for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to fewer tons sold.  Volumes decreased due to excessive rain, a longer than planned dragline outage, and below plan truck productivity primarily at the Antelope Mine during the second quarter of 2018.  Realized prices for the three months ended June 30, 2018 decreased as compared to the same period in 2017 due to customer mix.

Logistics and Related Activities Segment

Revenue increased for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to an improved export market.  Although we shipped nine vessels during each of the three months ended June 30, 2018 and 2017, the realized prices have increased 21.9% for the three months ended June 30, 2018 compared to the same period in 2017.

Other

Revenue decreased for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to no brokered sales for the three months ended June 30, 2018 compared to $1.1 million for the same period in 2017.

Cost of Product Sold

The following table presents Cost of product sold (in millions, except per ton amounts and percentages):

	Three Months Ended
	June 30,		Change
	2018	2017	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$11.90	$9.81	$2.09	21.3
Cost of product sold (produced coal)	$137.6	$140.5	$(2.9)	(2.1)
Other cost of product sold	$2.0	$1.6	$0.4	25.0
Logistics and Related Activities
Average cost per ton sold - Asian export	$54.32	$47.93	$6.39	13.3
Average cost per ton sold - Domestic	$48.96	$50.13	$(1.17)	(2.3)
Cost of product sold	$73.7	$69.4	$4.3	6.2
Other
Cost of product sold	$—	$1.1	$(1.1)	(100.0)
Eliminations of Intersegment Sales
Cost of product sold	$(16.9)	$(16.9)	$0.0	—
Total Consolidated
Cost of product sold	$196.4	$195.7	$0.7	0.4

Owned and Operated Mines Segment

Cost of product sold decreased in the three months ended June 30, 2018 as compared to the same period in 2017 primarily due to the decrease in tons sold, which decreased production taxes and royalties.  Partially offsetting this decrease was an increase in fuel and lubes and repairs and maintenance.  Fuel and lubes increased as a result of an increase in the price of diesel.  Repairs and maintenance increased as a result of work done at our rebuild center on various dippers and buckets.  The average cost per ton sold increased primarily due to the lower production.  Cost of product sold and average cost per ton sold have been revised for the three months ended June 30, 2017 from prior period presentation to reflect the adoption of Accounting Standards Update (“ASU”) 2017-07.  The adoption, which required certain postretirement benefit costs to be relocated out of Operating income (loss), increased Cost of product sold and average cost per ton sold by $1.3 million and $0.09, respectively, from what was previously reported for the three months ended June 30, 2017.  See Note 2 for further information regarding the impact of this ASU on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Logistics and Related Activities Segment

Cost of product sold increased in the three months ended June 30, 2018 as compared to the same period in 2017 primarily due to an increase in freight costs and fuel surcharges on our export sales.  We have shipped nine vessels during each of the three months ended June 30, 2018 and 2017.

Other

Cost of product sold decreased in the three months ended June 30, 2018 due to a decrease in our broker activity as compared to the same period in 2017.

Operating Income (Loss)

The following table presents Operating income (loss) (in millions, except for percentages):

	Three Months Ended
	June 30,		Change
	2018	2017	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$(12.2)	$14.0	$(26.2)	(187.1)
Logistics and Related Activities
Operating income (loss)	$5.6	$(3.4)	$9.0	*
Other
Operating income (loss)	$(13.4)	$(10.2)	$(3.2)	(31.4)
Eliminations of Intersegment Sales
Operating income (loss)	$(0.6)	$0.5	$(1.1)	*
Total Consolidated
Operating income (loss)	$(20.6)	$0.9	$(21.5)	*

*                                         Not meaningful

Owned and Operated Mines Segment

Operating income decreased in the three months ended June 30, 2018 as compared to the same period in 2017 primarily due to the decrease in Revenue as previously discussed.  Partially offsetting this was the decrease in Cost of product sold as previously discussed.  In addition, Depreciation and depletion decreased $4.9 million primarily due to the decrease in production.  Finally, we recognized mark-to-market losses on our WTI derivative financial instruments of $1.6 million in the three months ended June 30, 2017.  We had no derivative financial instruments in 2018.  Operating income (loss) has been revised for the three months ended June 30,

2017 from prior period presentation to reflect the adoption of ASU 2017-07.  The adoption, which required certain postretirement benefit costs to be relocated out of Operating income (loss), decreased operating income by $1.3 million from what was previously reported for the three months ended June 30, 2017.  See Note 2 for further information regarding the impact of this ASU on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Logistics and Related Activities Segment

There were no factors other than those previously discussed for Revenue and Cost of product sold that influenced the increase in operating income in the three months ended June 30, 2018 as compared to the same period in 2017.

Other

Operating loss increased during the three months ended June 30, 2018 as compared to the same period in 2017.  The increase was primarily related to an increase of $3.1 million in Selling, general and administrative expenses (“SG&A”).  SG&A increased due to higher stock based compensation and benefit costs, partially offset by a decrease in outside services.

Other Income (Expense)

The following table presents Other income (expense) (in millions, except for percentages):

	Three Months Ended
	June 30,		Change
	2018	2017	Amount	Percent
Other income (expense)	$(9.0)	$(8.3)	$(0.7)	(8.4)

Other expense increased for the three months ended June 30, 2018 as compared to the same period in 2017 primarily due to the write off of $1.6 million of deferred financing costs related to the amendment of the Credit Agreement in 2018.  Other income (expense) has been revised for the three months ended June 30, 2017 from prior period presentation to reflect the adoption of ASU 2017-07.  The adoption, which required certain postretirement benefit costs to be relocated out of Operating income (loss), decreased Other expense by $1.6 million from what was previously reported for the three months ended June 30, 2017.  See Note 2 for further information regarding the impact of this ASU on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Income Tax Provision

As of June 30, 2018 and December 31, 2017, we had deferred tax assets principally arising from: AROs, alternative minimum tax credits, postretirement benefits, contract rights, and net operating loss carry-forwards.  As management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established.

Our statutory income tax rate, including state income taxes, for the three months ended June 30, 2018 was approximately 23%, while the rate for the three months ended June 30, 2017 was approximately 37%.  Our effective tax rate for the three months ended June 30, 2018 and 2017 was (0.8)% and 2.0%, respectively.  The difference between the statutory rates for each period is due to the recent enactment of the Tax Cuts and Jobs Act (“TCJA”) (see Liquidity below).  In addition, the difference between our statutory income tax rate and our effective income tax rate for the three months ended June 30, 2018 and 2017 is primarily the result of the impact of percentage depletion, income tax in the states in which we do business and changes in our valuation allowance.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Summary

The following table summarizes key results (in millions, except per share amounts and percentages):

	Six Months Ended
	June 30,		Change
	2018	2017	Amount	Percent
Total tons sold	23.8	28.5	(4.7)	(16.5)
Total revenue	$422.0	$424.9	$(2.9)	(0.7)
Net income (loss)	$(37.6)	$(27.1)	$(10.5)	(38.7)
Diluted EPS	$(0.50)	$(0.38)	$(0.12)	(31.6)
Adjusted EBITDA (1)	$18.9	$50.0	$(31.1)	(62.2)

(1)                                 EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by U.S. GAAP. A quantitative reconciliation of Net income (loss) to Adjusted EBITDA is found in “Non-GAAP Financial Measures” below.

Results of Operations

Revenue

The following table presents Revenue and tons sold (in millions, except per ton amounts and percentages):

	Six Months Ended
	June 30,		Change
	2018	2017	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$12.19	$12.18	$0.01	0.1
Tons sold	23.8	28.4	(4.6)	(16.2)
Coal revenue	$290.3	$345.3	$(55.0)	(15.9)
Other revenue	$7.2	$6.9	$0.3	4.3
Logistics and Related Activities
Total tons delivered	2.7	1.9	0.8	42.1
Realized price per ton sold - Asian export	$58.41	$49.19	$9.22	18.7
Tons sold - Asian export	2.7	1.8	0.9	50.0
Realized price per ton sold - Domestic	$45.48	$48.04	$(2.56)	(5.3)
Tons sold - Domestic	0.1	0.1	—	—
Revenue	$159.0	$94.2	$64.8	68.8
Other
Revenue	$—	$2.4	$(2.4)	(100.0)
Eliminations of Intersegment Sales
Revenue	$(34.5)	$(23.9)	$(10.6)	(44.4)
Total Consolidated
Revenue	$422.0	$424.9	$(2.9)	(0.7)

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 (in millions):

Six months ended June 30, 2017	$345.3
Changes associated with volumes	(55.2)
Changes associated with prices	0.2
Six months ended June 30, 2018	$290.3

Coal revenue decreased for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to fewer tons sold.  Volumes decreased due to excessive rain, a longer than planned dragline outage, and below plan truck productivity primarily at the Antelope Mine during the second quarter of 2018.  Realized prices for the six months ended June 30, 2018 were similar to the same period in 2017.

Logistics and Related Activities Segment

Revenue increased for the six months ended June 30, 2018 compared to the same period in 2017 due to an improved export market.  We shipped 20 vessels and a total of 2.7 million tons internationally in the first six months of 2018 compared to 1.8 million tons on 14 vessels in the first six months of 2017.  Realized prices on our export sales have increased 18.7% for the six months ended June 30, 2018 compared to the same period in 2017.

Other

Revenue decreased for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to no brokered sales for the six months ended June 30, 2018 compared to $2.3 million for the same period in 2017.

Cost of Product Sold

The following table presents Cost of product sold (in millions, except per ton amounts and percentages):

	Six Months Ended
	June 30,		Change
	2018	2017	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$11.41	$9.84	$1.57	16.0
Cost of product sold (produced coal)	$271.7	$279.1	$(7.4)	(2.7)
Other cost of product sold	3.9	3.5	0.4	11.4
Logistics and Related Activities
Average cost per ton sold - Asian export	$53.17	$50.08	$3.09	6.2
Average cost per ton sold - Domestic	$40.06	$45.32	$(5.26)	(11.6)
Cost of product sold	$148.0	$105.1	$42.9	40.8
Other
Cost of product sold	$—	$2.3	$(2.3)	(100.0)
Eliminations of Intersegment Sales
Cost of product sold	$(34.7)	$(24.0)	$(10.7)	(44.6)
Total Consolidated
Cost of product sold	$388.9	$366.0	$22.9	6.3

Owned and Operated Mines Segment

Cost of product sold decreased in the six months ended June 30, 2018 as compared to the same period in 2017 primarily due the decrease in tons sold, which decreased production taxes and royalties.  This increase was partially offset by increases in fuel and lubes and repairs and maintenance.  Fuel and lubes increased as a result of an increase in the price of diesel.  Repairs and maintenance increased as a result of work done at our rebuild center on various dippers and buckets.  The average cost per ton sold increased primarily due to the lower production.  Cost of product sold and average cost per ton sold have been revised for the six months ended June 30, 2017 from prior period presentation to reflect the adoption of ASU 2017-07.  The adoption, which required certain postretirement benefit costs to be relocated out of Operating income (loss), increased Cost of product sold and average cost per ton sold by $2.7 million and $0.09, respectively, from what was previously reported for the six months ended June 30, 2017.  See Note 2 for further information regarding the impact of this ASU on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Logistics and Related Activities Segment

Cost of product sold increased in the six months ended June 30, 2018 as compared to the same period in 2017 due to the increase in export sales.  We shipped 2.7 million tons on 20 vessels during the six months ended June 30, 2018 compared to 1.8 million tons on 14 vessels during the six months ended June 30, 2017.  In addition, freight costs and fuel surcharges on our export sales have increased.

Other

Cost of product sold decreased in the six months ended June 30, 2018 due to a decrease in our broker activity as compared to the same period in 2017.

Operating Income (Loss)

The following table presents Operating income (loss) (in millions, except for percentages):

	Six Months Ended
	June 30,		Change
	2018	2017	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$(11.0)	$24.6	$(35.6)	(144.7)
Logistics and Related Activities
Operating income (loss)	$11.0	$(10.9)	$21.9	*
Other
Operating income (loss)	$(21.1)	$(21.4)	$0.3	1.4
Eliminations of Intersegment Sales
Operating income (loss)	$0.1	$—	$0.1	—
Total Consolidated
Operating income (loss)	$(21.0)	$(7.7)	$(13.3)	(172.7)

*                                         Not meaningful

Owned and Operated Mines Segment

Operating income decreased in the six months ended June 30, 2018 as compared to the same period in 2017 primarily due to the decrease in Revenue as previously discussed.  Partially offsetting this was the decrease in Cost of product sold as previously discussed.  In addition, Depreciation and depletion decreased $8.7 million primarily due to the decrease in production.  Finally, we recognized mark-to-market losses on our WTI derivative financial instruments of $3.9 million in the six months ended June 30, 2017.  We had no derivative financial instruments in 2018.  Operating income (loss) has been revised for the six months ended June 30, 2017 from prior period presentation to reflect the adoption of ASU 2017-07.  The adoption, which required certain postretirement benefit costs to be relocated out of Operating income (loss), decreased operating income by $2.7 million from what was previously reported for the six months ended June 30, 2017.  See Note 2 for further information regarding the impact of this ASU on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Logistics and Related Activities Segment

There were no factors other than those previously discussed for Revenue and Cost of product sold that influenced the operating loss which decreased during the six months ended June 30, 2018 as compared to the same period in 2017.

Other

Operating loss decreased during the six months ended June 30, 2018 as compared to the same period in 2017.  The decrease was primarily related to a decrease of $0.5 million in SG&A costs, partially offset by the factors already discussed related to Revenue and Cost of product sold.  The decrease in SG&A costs were due to lower outside services, partially offset by higher benefit costs.

Other Income (Expense)

The following table presents Other income (expense) (in millions, except for percentages):

	Six Months Ended
	June 30,		Change
	2018	2017	Amount	Percent
Other income (expense)	$(16.6)	$(19.9)	$3.3	16.6

Other expense decreased for the six months ended June 30, 2018 as compared to the same period in 2017 primarily due to a decrease in interest expense of $1.3 million related to the early retirement of the 2019 Notes during the first quarter of 2017 and a decrease of $1.1 million related to the letters of credit we obtained.  Not only has the amount of letters of credit decreased, the fees related to the letters of credit have also decreased.  Other income (expense) has been revised for the six months ended June 30, 2017 from prior period presentation to reflect the adoption of ASU 2017-07.  The adoption, which required certain postretirement benefit costs to be relocated out of Operating income (loss), decreased Other expense by $3.2 million from what was previously reported for the six months ended June 30, 2017.  See Note 2 for further information regarding the impact of this ASU on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Income Tax Provision

Our statutory income tax rate, including state income taxes for the six months ended June 30, 2018, was approximately 23%, while the rate for the six months ended June 30, 2017, was approximately 37%.  Our effective tax rate for the six months ended June 30, 2018 and 2017 was (0.8)% and (0.5)%, respectively.  The difference between the statutory rates for each period is due to the recent enactment of the Tax Cuts and Jobs Act (“TCJA”) (see Liquidity below).  In addition, the difference between our statutory income tax rate and our effective income tax rate for the six months ended June 30, 2018 and 2017 is primarily the result of the impact of percentage depletion, income tax in the states in which we do business, and changes in our valuation allowance.

Liquidity and Capital Resources

	June 30,	December 31,
	2018	2017
	(in millions)
Cash and cash equivalents	$90.2	$107.9

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

Capital expenditures are necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and to add new equipment as necessary.  Capital expenditures for the six months ended June 30, 2018 and 2017 were $4.8 million and $7.9 million, respectively.  Our anticipated capital expenditures are expected to be between $15 million and $20 million in 2018, which we plan to fund through cash from operations.

Overview of Cash Transactions

We started 2018 with cash, cash equivalents, and restricted cash of $108.7 million and concluded the six months ended June 30, 2018 with $96.5 million.  The primary reasons for the decrease were the 2021 Senior Note payment amortized to deferred gain of $6.3 million, capital expenditures of $4.8 million, and cash paid for investments in development projects of $1.9 million partially offset by cash provided by operating activities of $3.6 million.  The following table represents cash flows (in millions, except percentages):

	Six Months Ended
	June 30,		Change
	2018	2017	Amount	Percent
Beginning balance - cash, cash equivalents, and restricted cash	$108.7	$84.4
Net cash provided by (used in) operating activities	3.6	12.5	$(8.9)	(71.2)
Net cash provided by (used in) investing activities	(6.7)	(10.0)	$3.3	33.0
Net cash provided by (used in) financing activities	(9.1)	(5.7)	$(3.4)	(59.6)
Ending balance - cash, cash equivalents, and restricted cash	$96.5	$81.3

Net cash provided by operating activities decreased for the six months ended June 30, 2018 as compared to the same period in 2017 primarily due to a decrease in Net income (loss) adjusted for non-cash items of $33.1 million partially offset by an increase in working capital of $24.1 million.

The decrease in cash used in investing activities for the six months ended June 30, 2018 as compared to the same period in 2017 was primarily related to a decrease in capital expenditures of $3.1 million.

Cash used in financing activities increased for the six months ended June 30, 2018 as compared to the same period in 2017 primarily due to making our first payment of $0.6 million related to the West Antelope II South lease modification as we received approval during the year in addition to the payment of $0.9 million for deferred financing costs related to the refinancing of the A/R Securitization Program.  During 2017, we had cash proceeds of $68.9 million from the issuance of 13.5 million shares of common stock partially offset by underwriting discounts and commissions related to the equity offering of $4.4 million and the redemption of our outstanding 2019 Notes of $62.1 million.

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

Credit Agreement

Cloud Peak Energy Resources LLC entered into a Credit Agreement with PNC Bank, National Association, as administrative agent, and a syndicate of lenders, originally dated as of February 21, 2014 (as previously amended, the “Credit Agreement”).  The Credit Agreement provides us with a senior secured revolving credit facility that can be used to borrow funds or obtain letters of credit.

On May 24, 2018, we entered into an Amended and Restated Credit Agreement (“the Amended Credit Agreement”) that amended and restated the existing Credit Agreement.  The Amended Credit Agreement extended the maturity of the Credit Agreement from February 21, 2019 to May 24, 2021 and reduced the maximum borrowing capacity to $150 million from the previous maximum capacity of $400 million.  The borrowing capacity under the Amended Credit Agreement is reduced by the undrawn face amount of letters of credit issued and outstanding under the Amended Credit Agreement, which may be up to $70 million at any time.  The Amended Credit Agreement also requires new quarterly financial covenants of (a) a ratio of first lien gross debt under the Amended Credit Agreement, capital leases and the A/R Securitization Program (including issued but undrawn letters of credit) to EBITDA (as defined in the Amended Credit Agreement) equal to or less than 1.75 to 1; (b) a ratio of EBITDA less capital expenditures to Fixed Charges (as defined in the Amended Credit Agreement) of not less than 1.15 to 1; and (c) a ratio of funded debt (excluding issued but undrawn letters of credit) less unrestricted cash to EBITDA equal to or less than (i) 4.00 to 1 through June 30, 2019, (ii) 3.50 to 1 from September 30, 2019 to December 31, 2019, (iii) 3.00 to 1 from March 31, 2020 to June 30, 2020 and (iv) 2.50 to 1 from September 30, 2020 to maturity.  The Amended Credit Agreement also revised the minimum liquidity covenant to require minimum liquidity of not less than $100 million as of the last day of each fiscal quarter, which was reduced from the prior requirement under the Credit Agreement to maintain monthly liquidity of not less than $125 million.  Lastly, it revised various negative covenants and baskets that would apply to, among other things, the incurrence of debt, making investments, asset dispositions, and restricted payments.  The borrowing capacity is limited by the financial covenants, calculated on a quarterly basis, and will fluctuate from quarter to quarter.

As of June 30, 2018, we had $81 million of borrowing capacity available under the Amended Credit Agreement.  As of June 30, 2018 and December 31, 2017, we had no borrowings under the Amended Credit Agreement.  There were no longer any undrawn letters of credit under the Amended Credit Agreement as all issued letters of credit had been transferred to the A/R Securitization Program as of December 31, 2017.

We were in compliance with the covenants contained in the Amended Credit Agreement as of June 30, 2018 and December 31, 2017. Based on current operating plans and forecasts, we expect to remain in compliance with the Amended Credit Agreement’s financial covenants for the next 12 months, however with less clearance, given the impact of the second quarter of 2018 results on the trailing twelve month covenant calculations.  There are no assurances that we can achieve this plan.

A default under the Amended Credit Agreement would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, and require cash collateralization if there were any outstanding letters of credit obligations.  A default and acceleration of obligations under the Amended Credit Agreement would also trigger cross-defaults for our Senior Notes due 2021 and 2024, which would permit the Senior Notes’ lenders to require immediate repayment of all principal, interest, fees and other amounts payable thereunder.  A default under the Amended Credit Agreement would also trigger a cross-default for our A/R Securitization Program, which would permit the lender to terminate the A/R Securitization Program and require immediate collateralization for any outstanding letters of credit obligations.

Upon the execution of the Amended Credit Agreement, we recorded a charge of $1.6 million in interest expense to write off certain deferred financing costs as certain banks of the syndicate changed and recorded $3.6 million of new deferred financing costs.  The aggregate deferred financing costs are being amortized on a straight-line basis to interest expense over the remaining term of the Credit Agreement.

A/R Securitization Program

On May 24, 2018, the Accounts Receivable Securitization Program (“A/R Securitization Program”) was amended to extend the term of the A/R Securitization Program to May 24, 2021 from January 23, 2020.  All other terms of the program remained substantially the same.  The A/R Securitization Program allows for a maximum borrowing capacity of $70 million.  The borrowing capacity is limited by eligible accounts receivable (as defined under the terms of the A/R Securitization Program), calculated on a monthly basis, and will fluctuate from month to month.  The borrowing capacity is reduced by the undrawn face amount of letters of credit issued and outstanding under the A/R Securitization Program.  As of June 30, 2018, we had $20.5 million of borrowing capacity under the A/R Securitization Program, which was less than the undrawn face amount of letters of credit outstanding of $22.0 million.  The $1.5 million difference between the borrowing capacity and the undrawn face amount of the letters of credit was cash-collateralized into a restricted cash account in early July 2018, thus bringing the available borrowing capacity to zero.  As of December 31, 2017, there was a $1.1 million deficit between the borrowing capacity and the undrawn face amount of letters of credit, which was cash-collateralized into a restricted cash account in early January 2018.  The restriction was lifted on the $1.1 million in early March 2018.  There were no borrowings outstanding under the A/R Securitization Program as of June 30, 2018 or December 31, 2017.

Upon the execution of the amendment we recorded $0.9 million of new deferred financing costs.  The aggregate deferred financing costs are being amortized on a straight-line basis to interest expense over the remaining term of the agreement.

Liquidity

Our aggregate availability for borrowing under the Amended Credit Agreement and the A/R Securitization Program was approximately $81 million as of June 30, 2018.  Our total liquidity, which includes cash and cash equivalents and amounts available under both our Amended Credit Agreement and the A/R Securitization Program, was $171.2 million as of June 30, 2018.

As of June 30, 2018, we have reduced the undrawn face amount of all letters of credit by a total of $28.6 million from June 30, 2017, due to a decrease in the collateral required for bonding.

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

We believe our sources of liquidity will be sufficient to fund our primary ordinary course uses of cash for the next twelve months, which include our costs of coal production and logistics services, capital expenditures, and interest on our debt.  In addition, we believe our sources of liquidity will be sufficient to fund the expected cash settlement of our 2016 performance share units upon any vesting in March 2019.  The balance of the liability relating to the 2016 grants was $10.1 million as of June 30, 2018.  Using the current fair market value of this award, the total cash payout in March 2019 is currently estimated at $13.6 million.

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

Off-Balance Sheet Arrangements

In the normal course of business, we are party to guarantees and financial instruments with off-balance sheet risk such as bank letters of credit, performance or surety bonds, and indemnities, which are not reflected on the Unaudited Condensed Consolidated Balance Sheets.  These instruments are used to secure certain of our obligations to reclaim lands used for mining, securing coal lease obligations, and for other operating requirements.

As of June 30, 2018, we had $406.8 million of reclamation and lease bonds with underwriters backed by collateral of approximately 5%, or $22.0 million, in the form of letters of credit under our A/R Securitization Program.  This represents a decrease in letters of credit of $28.6 million from June 30, 2017, due to negotiations with our surety underwriters to decrease the collateral required for bonding.  The terms and conditions with the issuers of the surety bonds allow for collateral calls to mitigate their exposure.  The amount of collateral that could be required under these collateral calls would be based on the underlying bonded assets and their risks, our credit profile, and overall market conditions.  Should further collateral for these obligations be called, this could utilize a significant portion of our existing liquidity or potentially exceed our existing liquidity.

Climate Change Regulatory Environment

Enactment of current, proposed, or future laws or regulations regarding emissions from the combustion of coal by the U.S., some of its states, or by other countries, or other actions to limit such emissions, like the creation of mandatory use requirements for renewable fuel sources, will likely result in electricity generators further switching from coal to other fuel sources.  Public concern and the political environment may also continue to materially and adversely impact future coal demand and usage to generate electricity, regardless of applicable legal and regulatory requirements.  Additionally, the creation and issuance of subsidies designed to encourage use of alternative energy sources could further decrease the demand for coal as an energy source.  The potential financial impact on us as a result of these factors will depend upon the degree to which electricity generators diminish their reliance on coal as a fuel source as a result thereof.  That, in turn, will depend on a number of factors, including the appeal and design of the subsidies being offered, the specific requirements imposed by any such laws or regulations such as mandating use by utilities of renewable fuel sources, the time periods over which those laws or regulations would be phased in, and the state of any commercial development and deployment of carbon capture technologies, including storage, conversion, or other commercial use for captured carbon.  In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws or regulations may have on our results of operations, financial condition, or cash flows, however, such impacts may be significant.  See Item 1 “Business—Environmental and Other Regulatory Matters—Global Climate Change” and Item 1A “Risk Factors” of our 2017 Form 10-K for additional discussion regarding how climate change and other environmental regulatory matters may materially adversely impact our business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the six months ended June 30, 2018 are not necessarily indicative of results that can be expected for future quarters or the full year.  Refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K for a discussion of our critical accounting policies and estimates.

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

The following tables present a reconciliation of consolidated Net income (loss) to consolidated Adjusted EBITDA,  consolidated Net income (loss) to consolidated Operating income (loss), and segment Operating income (loss) to segment Adjusted EBITDA (in millions):

Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$(29.9)	$(6.9)	$(37.6)	$(27.1)
Interest income	(0.3)	(0.1)	(0.5)	(0.2)
Interest expense	10.5	9.9	19.7	22.8
Income tax (benefit) expense	0.2	(0.1)	0.3	0.2
Depreciation and depletion	14.4	19.2	29.4	37.9
EBITDA	(5.0)	21.9	11.3	33.6
Accretion	1.7	1.8	3.4	3.7
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains) (1)	—	1.6	—	3.9
Inclusion of cash amounts received (paid) (2)	—	(0.8)	—	(1.1)
Total derivative financial instruments	—	0.8	—	2.8
Impairments	0.8	—	0.8	—
Non-cash throughput amortization expense and contract termination payments	1.7	5.1	3.4	9.9
Adjusted EBITDA	$(0.8)	$29.6	$18.9	$50.0

(1)                                 Fair value mark-to-market (gains) losses reflected on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(2)                                 Cash amounts received and paid reflected within operating cash flows in the Unaudited Condensed Consolidated Statements of Cash Flows.

Adjusted EBITDA by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$(29.9)	$(6.9)	$(37.6)	$(27.1)
Interest income	(0.3)	(0.1)	(0.5)	(0.2)
Interest expense	10.5	9.9	19.7	22.8
Other, net	0.3	0.1	0.6	0.4
Income tax expense (benefit)	0.2	(0.1)	0.3	0.2
Loss (income) from unconsolidated affiliates, net of tax	—	(0.3)	(0.3)	(0.6)
Net periodic postretirement benefit cost (income), excluding service cost	(1.6)	(1.6)	(3.2)	(3.2)
Consolidated operating income (loss)	$(20.6)	$0.9	$(21.0)	$(7.7)

Owned and Operated Mines
Operating income (loss)	$(12.2)	$14.0	$(11.0)	$24.6
Depreciation and depletion	14.1	19.1	28.8	37.5
Accretion	1.6	1.7	3.2	3.4
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)	—	1.6	—	3.9
Inclusion of cash amounts received (paid)	—	(0.8)	—	(1.1)
Total derivative financial instruments	—	0.8	—	2.8
Impairments	0.8	—	0.8	—
Net periodic postretirement benefit income (cost), excluding service cost	1.3	1.3	2.7	2.7
Other	(0.3)	(0.2)	(0.6)	(0.5)
Adjusted EBITDA	$5.3	$36.7	$23.9	$70.5

Logistics and Related Activities
Operating income (loss)	$5.6	$(3.4)	$11.0	$(10.9)
Non-cash throughput amortization expense and contract termination payments	1.7	5.1	3.4	9.9
Other	—	(0.1)	—	0.1
Adjusted EBITDA	$7.3	$1.6	$14.4	$(0.9)

Other Unallocated Operating Income (Loss)
Other operating income (loss)	$(13.4)	$(10.1)	$(21.1)	$(21.4)
Elimination of intersegment operating income (loss)	$(0.6)	$0.5	$0.1	$—

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices or credit standings.  We believe our principal market risks are commodity price risk, interest rate risk, and credit risk.

Commodity Price Risk

Historically, we have principally managed the commodity price risk for our coal contract portfolio with long-term coal sales agreements of varying terms and durations.  In recent years, our business has become more variable and less predictable because utilities are adjusting their purchasing pattern based on natural gas prices, weather, and other factors.  Market risk includes the potential for changes in the market value of our coal portfolio, which includes index sales and export pricing.  As of July 18, 2018, we have contracted to sell approximately 49 million tons during 2018, all of which are under fixed-price contracts.

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $4.7 million over the next 12 months.  Historically, we have used WTI derivative financial instruments to manage certain exposures to diesel fuel prices.  While currently we have no WTI derivative financial instruments in place, we expect to monitor the derivatives market and may use such derivatives in the future.

Interest Rate Risk

Our Credit Agreement, certain of our capital leases, and our A/R Securitization Program are subject to adjustable interest rates.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of our 2017 Form 10-K.  We had no outstanding borrowings under our Credit Agreement or A/R Securitization Program as of June 30, 2018.  If we borrow funds under the Credit Agreement or A/R Securitization Program, we may be subject to increased sensitivity to interest rate movements.

Some of the $3.6 million of borrowings under the capital leasing program are also subject to adjustable interest rates although any change to the rate would not have a significant impact on cash flow.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to senior management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018, and has concluded that such disclosure controls and procedures are effective.

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

Changes in U.S. trade policies and any resulting “trade wars” could materially and adversely impact our logistics business, including by negatively affecting our logistics supply chain or international demand and pricing for U.S. thermal coal.

The current Administration has made public statements indicating possible significant changes in U.S. trade policy and has taken certain actions that have adversely impacted U.S. trade and relationships with trading partners, including imposing tariffs on certain goods imported into the United States.  Any changes in U.S. trade policy could trigger, and certain actions already taken have triggered, additional retaliatory actions by affected countries, resulting in “trade wars.”  “Trade wars” may lead to reduced economic activity, increased costs, reduced demand and changes in purchasing behaviors for affected goods, limits on trade with the United States or other potentially adverse economic outcomes.  These or other consequences from any “trade wars” could adversely impact our export volumes, prices and financial results if, for example, demand or pricing for seaborne thermal coal from the U.S. decreases or there are retaliatory measures, including tariffs, that negatively affect our logistics supply chain and our ability or cost to transport our coal by rail to the Westshore export terminal in British Columbia, Canada and from there to export customers.  Any negative impacts to our logistics revenues, costs or supply chain could have a material adverse impact on our logistics results and on our consolidated results.

Covenants under our Amended Credit Agreement may limit the amount of funds available to us.

Our ability to borrow is subject to the terms and conditions of our Amended Credit Agreement.  The financial covenants are based on EBITDA for the preceding four fiscal quarters (which is defined in the Amended Credit Agreement and is not the same as EBITDA or Adjusted EBITDA otherwise presented).  The covenants include:  (a) a ratio of first lien gross debt under the Amended Credit Agreement, capital leases and the A/R Securitization Program (including issued but undrawn letters of credit) to EBITDA equal to or less than 1.75 to 1; (b) a ratio of EBITDA less capital expenditures to Fixed Charges (as defined in the Credit Agreement) of not less than 1.15 to 1; and (c) a ratio of funded debt (excluding issued but undrawn letters of credit) less unrestricted cash to EBITDA equal to or less than (i) 4.00 to 1 through June 30, 2019, (ii) 3.50 to 1 from September 30, 2019 to December 31, 2019, (iii) 3.00 to 1 from March 31, 2020 to June 30, 2020 and (iv) 2.50 to 1 from September 30, 2020 to maturity.  The Amended Credit Agreement also requires us to maintain liquidity of not less than $100 million as of the last day of each fiscal quarter.  Our available borrowing capacity under the Amended Credit Agreement was approximately $81 million as of June 30, 2018.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement.”

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

•                  coal power generation facilities that purchase our coal; and

•                  vendors who provide mining equipment, supplies, and services necessary for our operations.

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

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index at page 68 of this report.

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents

3.1

Amended and Restated Certificate of Incorporation of Cloud Peak Energy Inc. effective November 25, 2009 (incorporated by reference to Exhibit 3.1 to Cloud Peak Energy Inc.’s Annual Report on Form 10-K filed on February 14, 2014 (File No. 001-34547))

3.2

Amended and Restated Bylaws of Cloud Peak Energy Inc., effective July 11, 2018 (incorporated by reference to Exhibit 3.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 11, 2018 (File No. 001-34547))

10.1

Second Amendment to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (as amended and restated effective March 3, 2017), effective May 9, 2018 (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on May 9, 2018 (File No. 001-34547))

10.2

Amended and Restated Credit Agreement, dated May 24, 2018, between Cloud Peak Energy Resources LLC, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on May 24, 2018 (File No. 001-34547))

10.3

Amended and Restated Guarantee and Security Agreement, dated May 24, 2018, between Cloud Peak Energy Resources LLC, the guarantors party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on May 24, 2018 (File No. 001-34547))

10.4

First Amendment to the Amended and Restated Receivables Purchase Agreement, dated May 24, 2018, by and between Cloud Peak Energy Resources LLC, Cloud Peak Energy Receivables LLC, PNC Bank, National Association, as administrator, related committed purchaser and purchaser agent (incorporated by reference to Exhibit 10.3 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on May 24, 2018 (File No. 001-34547))

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

CLOUD PEAK ENERGY INC.

	By:	/s/ HEATH A. HILL
Date: July 26, 2018		Heath A. Hill
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)