Form 10-Q
period 2018-09-30
CLOUD PEAK ENERGY INC.
filed 2018-10-26
CIK 1441849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number:  001-34547

Cloud Peak Energy Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3088162
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

748 T-7 Road, Gillette, Wyoming	82718
(Address of principal executive offices)	(Zip Code)

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

☒  Yes                                ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☒	☐	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes                                  ☒  No

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 75,778,186 shares outstanding as of October 17, 2018.

CLOUD PEAK ENERGY INC.

		Page
	PART I — FINANCIAL INFORMATION

Item 1	Financial Statements —
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2018 and 2017	1
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	2
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4

Cautionary Notice Regarding Forward-Looking Statements		46

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Item 3	Quantitative and Qualitative Disclosures About Market Risk	69
Item 4	Controls and Procedures	70

	PART II — OTHER INFORMATION

Item 1	Legal Proceedings	72
Item 1A	Risk Factors	72
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 3	Defaults Upon Senior Securities	74
Item 4	Mine Safety Disclosures	74
Item 5	Other Information	74
Item 6	Exhibits	74

Unless the context indicates otherwise, the terms “Cloud Peak Energy,” the “Company,” “we,” “us,” and “our” refer to Cloud Peak Energy Inc. (“CPE Inc.”) and its subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.                    Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$233,080	$248,884	$655,087	$673,813
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	208,504	205,631	597,448	571,600
Depreciation and depletion	17,392	18,789	46,788	56,683
Accretion	1,947	1,865	5,359	5,532
(Gain) loss on derivative financial instruments	(730)	(838)	(730)	3,102
Selling, general and administrative expenses	5,101	13,059	25,393	33,861
Impairments	—	—	800	—
Other operating costs	149	121	331	429
Total costs and expenses	232,363	238,627	675,389	671,207
Operating income (loss)	717	10,257	(20,302)	2,606
Other income (expense)
Net periodic postretirement benefit income (cost), excluding service cost	20,016	1,591	23,251	4,774
Interest income	304	147	841	304
Interest expense	(8,411)	(9,573)	(28,141)	(32,351)
Other, net	67	(98)	(535)	(546)
Total other income (expense)	11,976	(7,933)	(4,584)	(27,819)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	12,693	2,324	(24,886)	(25,213)
Income tax benefit (expense)	(5)	115	(302)	(36)
Income (loss) from unconsolidated affiliates, net of tax	3	138	269	771
Net income (loss)	12,691	2,577	(24,919)	(24,478)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	(612)	(1,821)	(4,287)	(5,462)
Postretirement medical plan change	24,659	—	24,659	—
Postretirement medical plan termination	(19,477)	—	(19,477)	—
Income tax on postretirement medical plan	—	—	—	—
Other comprehensive income (loss)	4,570	(1,821)	895	(5,462)
Total comprehensive income (loss)	$17,261	$756	$(24,024)	$(29,940)
Income (loss) per common share:
Basic	$0.17	$0.03	$(0.33)	$(0.34)
Diluted	$0.16	$0.03	$(0.33)	$(0.34)
Weighted-average shares outstanding - basic	75,778	75,139	75,623	72,152
Weighted-average shares outstanding - diluted	77,283	76,890	75,623	72,152

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$109,459	$107,948
Accounts receivable, net	62,266	50,075
Due from related parties	1,609	122
Inventories, net	69,474	72,904
Derivative financial instruments	730	—
Income tax receivable	14,727	256
Other prepaid and deferred charges	20,320	36,964
Other assets	806	1,765
Total current assets	279,391	270,034

Noncurrent assets
Property, plant and equipment, net	1,333,642	1,365,755
Goodwill	2,280	2,280
Income tax receivable	14,727	29,454
Other assets	40,356	31,178
Total assets	$1,670,396	$1,698,701

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$40,969	$29,832
Royalties and production taxes	56,088	54,327
Accrued expenses	39,085	32,818
Current portion of federal coal lease obligations	379	—
Other liabilities	1,707	2,435
Total current liabilities	138,228	119,412

Noncurrent liabilities
Senior notes	401,914	405,266
Federal coal lease obligations, net of current portion	1,404	—
Asset retirement obligations, net of current portion	108,359	99,297
Accumulated postretirement medical benefit obligation, net of current portion	—	24,958
Royalties and production taxes	27,079	21,896
Other liabilities	6,597	20,063
Total liabilities	683,581	690,892
Commitments and Contingencies (Notes 5 and 17)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 76,255 and 75,644 shares issued and 75,778 and 75,167 outstanding as of September 30, 2018 and December 31, 2017, respectively)	758	752
Treasury stock, at cost (477 shares as of both September 30, 2018 and December 31, 2017)	(6,498)	(6,498)
Additional paid-in capital	655,605	652,702
Retained earnings	322,248	347,046
Accumulated other comprehensive income (loss)	14,702	13,807
Total equity	986,815	1,007,809
Total liabilities and equity	$1,670,396	$1,698,701

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$(24,919)	$(24,478)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	46,788	56,683
Accretion	5,359	5,532
Impairments	800	—
Loss (income) from unconsolidated affiliates, net of tax	(269)	(771)
Distributions of income from unconsolidated affiliates	1,000	4,500
Equity-based compensation expense	(1,648)	6,095
(Gain) loss on derivative financial instruments	(730)	3,102
Cash received (paid) on derivative financial instrument settlements	—	(1,968)
Non-cash interest expense related to early retirement of debt and refinancings	1,611	702
Payment of deferred financing costs	(3,640)	—
Net periodic postretirement benefit cost (credit)	(22,792)	(4,103)
Payments for logistics contracts	(7,500)	(20,438)
Logistics throughput contract amortization expense	12,099	27,419
Other	5,296	6,388
Changes in operating assets and liabilities:
Accounts receivable	(12,192)	(4,391)
Inventories, net	3,398	(1,212)
Due to or from related parties	(1,488)	(1,169)
Other assets	8,698	(5,545)
Accounts payable and accrued expenses	15,013	11,405
Asset retirement obligations	(816)	(719)
Net cash provided by (used in) operating activities	24,068	57,032

Investing activities
Purchases of property, plant and equipment	(7,165)	(11,327)
Investment in development projects	(1,894)	(2,110)
Other	69	33
Net cash provided by (used in) investing activities	(8,990)	(13,404)

Financing activities
Principal payments on federal coal leases	(574)	—
Repayment of senior notes	—	(62,094)
Payment of debt refinancing costs	—	(408)
Payment of deferred financing costs	(936)	—
Payment amortized to deferred gain	(6,298)	(6,294)
Proceeds from issuance of common stock	—	68,850
Cash paid for equity offering	—	(4,490)
Other	(1,952)	(1,958)
Net cash provided by (used in) financing activities	(9,760)	(6,394)

Net increase (decrease) in cash, cash equivalents, and restricted cash	5,318	37,234
Cash, cash equivalents, and restricted cash at beginning of period	108,673	84,433
Cash, cash equivalents, and restricted cash at end of period	$113,991	$121,667

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

As previously disclosed, in January 2013, Big Metal Coal Co. LLC (“Big Metal”), our wholly-owned subsidiary, entered into an option agreement and a corresponding exploration agreement with the Crow Tribe of Indians (“Crow Tribe”).  These agreements were approved by the U.S. Department of the Interior in June 2013.  The option and exploration agreements provided for exploration rights and exclusive options to lease three separate coal deposits on the Crow Indian Reservation over an initial five-year term, which would have expired June 14, 2018, with two extension periods through 2035 if certain conditions were met.  On June 7, 2018, Big Metal delivered notice to the Crow Tribe to exercise the Upper Youngs Creek coal lease option and extend the coal lease options for the Squirrel Creek and Tanner Creek project areas.  In connection with the option exercise and option extensions, Big Metal paid approximately $1.8 million to the Crow Tribe in June 2018.  The coal lease will still require approval from the U.S. Department of the Interior and related regulatory actions before it is effective.  Exercise of the Upper Youngs Creek option and payment of the initial option payments for the Squirrel Creek and Tanner Creek project areas trigger commencement of the first option extension periods for Squirrel Creek and Tanner Creek through December 31, 2025.

Since inception of the option agreement, Big Metal has made option and lease bonus payments totaling approximately $12 million to the Crow Tribe, including the option exercise payments in June 2018.  The coal located at the Big Metal project is similar quality to that of our Spring Creek Mine and offers lower sodium levels.

Any future development and coal production from the Big Metal project remains subject to regulatory approvals, completion of access agreements, and significant risk and uncertainty, including coal demand and pricing in the U.S. and internationally.  In addition, portions of the potential project remain subject to exercise of additional options.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these Unaudited Condensed Consolidated Financial Statements do not include certain information and footnote disclosures that are required to be included in annual financial statements prepared in conformity with U.S. GAAP.  The year-end Unaudited Condensed Consolidated Balance Sheet data was derived from the Audited Consolidated Financial Statements.  Accordingly, these Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements as of December 31, 2017 and 2016, and for each of the three years ended December 31, 2017, included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”).  In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, which are of a normal and recurring nature, necessary for a fair statement of our financial position as of September 30, 2018, and the results of our operations, comprehensive income (loss), and cash flows for the nine months ended September 30, 2018 and 2017, in conformity with U.S. GAAP.  Our results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2018.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense.  The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted.  The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  We will adopt the new standard as of January 1, 2020 on a prospective basis.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2017, the FASB issued ASU 2017-04, Goodwill — Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates the second step in the goodwill impairment test whereby a company measures an impairment loss by calculating the implied fair value of goodwill of a reporting unit and comparing it against its carrying value.  As a result, a goodwill impairment loss will be calculated by comparing the fair value of a reporting unit with its carrying amount.  The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  The amendments in this update should be applied prospectively, with added disclosure regarding the nature of and reason for the change in accounting principal.  We will early adopt this standard as of December 31, 2018 in conjunction with our fourth-quarter impairment analysis.

From February 2016 through July 2018, the FASB issued several ASUs on Leases (“ASC 842”), which would require the lessee to recognize the assets and liabilities on all leases that may have not been recognized in the past, specifically, leases classified as operating leases under current U.S. GAAP (“ASC 840”).  The core principal of ASC 842 is that a lessee should recognize both a lease liability for its obligation to make lease payments to the lessor and a right-of-use asset reflecting its right to use the underlying asset during the term of the lease.  Under ASC 842, a lessee recognizes either an operating or a finance lease, with the pattern of expense recognition in the income statement differing depending on classification of the lease. There are also additional disclosure requirements under ASC 842, including expanded quantitative disclosures regarding the location and amounts related to operating and finance leases included in the financial statements, as well as qualitative disclosures about the nature of an entity’s leases. Certain arrangements are outside the scope of ASC 842, including leases to explore for or use natural resources.

The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We will adopt the new standard effective January 1, 2019 and will elect the optional transition practical expedient, which allows us to adopt the standard on the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will not retrospectively adjust prior periods, which will continue to be reported under ASC 840. Further, disclosures related to prior periods will also be reported under ASC 840.  We will also elect the transitional package of practical expedients available within the new standard, which, among other things, allows a lessee to carry forward existing lease classification.  Lastly, ASC 842 includes an accounting policy election whereby a lessee may choose not to apply ASC 842 to leases with terms of one year or less. Instead, a lessee recognizes the lease payments in the statement of operations on a straight-line basis over the term of the lease. We have made this policy election and leases of this nature will not be included on our Unaudited Condensed Consolidated Balance Sheets.

During 2017 and throughout the third quarter of 2018, we have continued to evaluate our contracts with our vendors under ASC 842.  Based upon this review, we do not expect the adoption of this standard to have a material impact on our results of operations, financial position, and cash flows.  The impact of ASC 842 is not expected to be material to our results due to our ownership of substantially all of our equipment and the fact that we have entered into very few operating leases. Additionally, the result of our review of our contracts with vendors through the third quarter yielded no change to our initial conclusion that these contracts did not contain a lease, as there were either no identified assets, or we did not obtain the right to control the use of an identified asset

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

over a period of time. The adoption of ASC 842 will not have an impact on our accounting for capital leases, which will be classified as finance leases under ASC 842.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurement.  The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  The guidance allows an entity to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. Certain amendments should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption, with all other amendments applied retrospectively to all periods presented upon adoption.  We have early adopted the removed or modified disclosures as of September 30, 2018, which had little impact on our disclosures.  We have evaluated the additional disclosures required and have concluded that they will not have an impact on our current disclosures.  See Note 10 for our updated disclosure that reflects the early adoption of ASU 2018-13.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effect of the retrospective presentation change related to the net periodic cost of our other postretirement employee benefits (“OPEB”) plan on our Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 was as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
	Previously Reported	Adjustment	As Revised	Previously Reported	Adjustment	As Revised

Cost of product sold	$204,301	$1,330	$205,631	$567,610	$3,990	$571,600
Selling, general and administrative expenses	$12,798	$261	$13,059	$33,077	$784	$33,861
Operating income (loss)	$11,848	$(1,591)	$10,257	$7,380	$(4,774)	$2,606

Net periodic postretirement benefit income (cost), excluding service cost	$—	$1,591	$1,591	$—	$4,774	$4,774
Total other income (expense)	$(9,524)	$1,591	$(7,933)	$(32,593)	$4,774	$(27,819)

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Revenue

In accordance with the new revenue standard requirements, the impact of the adoption of ASC 606 on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and Unaudited Condensed Consolidated Balance Sheets is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	As Reported	Balances Without the Adoption of ASC 606	Effect of Change Higher (Lower)	As Reported	Balances Without the Adoption of ASC 606	Effect of Change Higher (Lower)
Revenue	$233,080	$233,322	$(242)	$655,087	$655,606	$(519)
Cost of product sold	208,504	208,675	(171)	597,448	597,929	(481)
Net income (loss)	12,691	12,762	(71)	(24,919)	(24,881)	(38)

Income (loss) per common share:
Basic	$0.17	$0.17	$—	$(0.33)	$(0.33)	$—
Diluted	$0.16	$0.17	$(0.01)	$(0.33)	$(0.33)	$—

	September 30, 2018
	As Reported	Balances Without the Adoption of ASC 606	Effect of Change Higher (Lower)
Accounts receivable	$62,266	$62,004	$262
Inventories, net	69,474	69,652	(178)
Retained earnings	322,248	322,319	(71)

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

Our revenue is derived from sales to customers of coal produced at our facilities and coal purchased from other companies.  We categorize our customers by how we sell coal to them.  Our mine customers purchase coal directly from our mine sites, where the sale occurs at the mine site and where title, risk of loss, and control typically pass to the customer at that point.  This revenue is generally recorded in our Owned and Operated Mines Segment.  Mine customers arrange for and bear the costs of transporting their coal from our mines to their plants or other specified discharge points.  Our mine customers are typically domestic utility companies primarily located in the mid-west and south central U.S., although we also sell to other domestic utility companies, as well as to third-party brokers.  Our coal sales agreements with our mine customers are generally fixed-price, fixed-volume supply contracts, or include a pre-determined escalation in price for each year.  Some of our customer contracts may include variable pricing and volumes.  Price re-opener and index provisions may allow either party to commence a renegotiation of the contract price at a pre-determined time.  Price re-opener provisions may automatically set a new price based on prevailing market price or, in some instances, require us to negotiate a new price, sometimes within specified ranges of prices.  In some agreements, if the parties do not agree on a new price, either party has an option to terminate the contract.  The terms of our coal sales agreements result from

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

competitive bidding and extensive negotiations with customers.  Consequently, the terms of these contracts vary by customer.

Our logistics customers purchase coal from us, along with logistics services to deliver the coal to the customer at a terminal or the customer’s plant or other delivery point remote from our mine site.  Title, risk of loss, and control pass to the customer at the remote delivery point.  This revenue is recorded in our Logistics and Related Activities Segment.  Our logistics services are designed to facilitate the sale and delivery of coal.  These services include the purchase of coal from third parties or from our owned and operated mines, coordination of the transportation and delivery of purchased coal, negotiation of take-or-pay rail agreements and take-or-pay port agreements and demurrage settlements with vessel operators.  We also bear the costs of transporting the coal to the delivery point.  For our international customers, this means that we cover the costs associated with an export terminal located in the Pacific Northwest.  Refer to Note 5 for further information.  Our logistics customers located overseas are generally responsible for paying the cost of ocean freight, although occasionally we may arrange or be responsible for the cost of that transportation as well.  Logistics customers are primarily foreign and domestic utility companies as well as third-party brokers.  With respect to our international sales, at present, we are primarily focused on end-user customers.  However, a portion of our sales are made to international traders who sell on to end-user customers.  Our coal sales agreements with our domestic logistics customers are generally fixed-price, fixed-volume supply contracts with terms of one to three years, or less.  The terms of our coal sales agreements result from competitive bidding and extensive negotiations with customers.  Consequently, the terms of these contracts vary by customer.  With our international logistics customers, we often enter into contracts that contain multi-year terms with future year pricing to be agreed upon, meaning that there is an expectation of sales, provided that mutual agreement on pricing can be reached.  This is consistent with conventional industry standards for sales into the Asian Pacific region.  We typically agree upon volumes and pricing under these international customer agreements one to six months in advance of shipment.  Our Asian delivered shipments are typically priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria.  These indices have included the Newcastle benchmark price, as published by Global Coal and others, and the Platts Kalimantan 5000.  Contracts with our logistics customers include terms similar to those described for our mine customers and may also include terms relating to: demurrage fees for international contracts, fixed pricing for the current year of sales, and additional coal quality requirements.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

In the following table, Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
United States (1)	$143,963	$183,428	$411,060	$519,699
South Korea (2)	73,642	60,951	210,176	141,568
Other (2)	15,475	4,505	33,851	12,546
Total revenue from external customers	$233,080	$248,884	$655,087	$673,813

(1)                                 The majority of our domestic revenue is attributable to the Owned and Operated segment.

(2)                                 All South Korean revenue and the majority of Other geographical revenue is attributable to our Logistics and Related Activities segment.

We attribute revenue to individual countries based on the location of the physical delivery of the coal.  All of our revenue for the nine months ended September 30, 2018 and 2017 originated in the United States.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In our Owned and Operated Segment, we have remaining performance obligations relating to fixed priced contracts of approximately $844 million, which represent the average fixed prices on our committed contracts as of September 30, 2018.  We expect to recognize approximately 62% of this revenue through 2019, with the remainder recognized thereafter.  We have remaining performance obligations relating to index priced contracts or contracts with price reopeners of approximately $278 million, which represent the average re-opener/indexed price on committed contracts as of September 30, 2018.  We expect to recognize approximately 30% of this revenue through 2019, with the remainder recognized thereafter.  In our Logistics and Related Activities segment, we have remaining performance obligations relating to our fixed price contracts of approximately $59 million, which we expect to recognize in 2018.

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

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Trade accounts receivable	$61,891	$47,872
Other receivables	375	2,203
Accounts receivable, net	$62,266	$50,075

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

Revenue

The following table presents Revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Owned and Operated Mines	$161,977	$197,974	$459,570	$550,228
Logistics and Related Activities	90,982	67,679	249,951	161,905
Other	3	595	8	3,028
Eliminations	(19,882)	(17,364)	(54,442)	(41,348)
Consolidated	$233,080	$248,884	$655,087	$673,813

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capital Expenditures

The following table presents purchases of property, plant and equipment, investment in development projects, and capital expenditures included in Property, plant and equipment, net, Other assets, and Accounts payable (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Owned and Operated Mines	$14,224	$13,053
Logistics and Related Activities	—	—
Other	299	1,420
Consolidated	$14,523	$14,473

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

The following table reconciles segment Adjusted EBITDA to Income (loss) before income tax provision and earnings from unconsolidated affiliates (in thousands):

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Adjusted EBITDA
Owned and Operated Mines (1)	$32,289	$45,597	$56,195	$116,056
Logistics and Related Activities	10,471	3,150	24,858	2,215
Total Adjusted EBITDA for reportable segments	42,760	48,747	81,053	118,271

Unallocated net expenses	(2,059)	(12,794)	(21,487)	(32,307)

Adjustments to Income (loss) before income tax provision and earnings from unconsolidated affiliates
Depreciation and depletion	(17,392)	(18,789)	(46,788)	(56,683)
Accretion	(1,947)	(1,865)	(5,359)	(5,532)
Impairments	—	—	(800)	—
Debt restructuring costs	—	—	—	(23)
Derivative financial instruments:
Gain (loss) on derivative financial instruments (2)	730	838	730	(3,102)
Inclusion of cash amounts (received) paid (3)	—	821	—	1,968
Total derivative financial instruments	730	1,659	730	(1,134)
Interest expense, net	(8,107)	(9,426)	(27,300)	(32,047)
(Income) loss from unconsolidated affiliates, net of tax	(3)	(138)	(269)	(771)
Non-cash throughput amortization expense and contract termination payments	(1,288)	(5,069)	(4,668)	(14,989)
Income (loss) before income tax provision and earnings from unconsolidated affiliates (4)	$12,693	$2,324	$(24,886)	$(25,213)

(1)                                 Adjusted EBITDA for the Owned and Operated Mines segment includes a non-cash gain on the termination of our postretirement medical plan of $16.2 million for the three and nine months ended September 30, 2018.  Excluding this non-cash gain, Adjusted EBITDA for the Owned and Operated Mines segment would have been $16.1 million and $40.0 million for the three and nine months ended September 30, 2018, respectively.

(2)                                 (Gain) loss on derivative financial instruments reflected in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(3)                                 Cash amounts received and paid reflected within operating cash flows in the Unaudited Condensed Consolidated Statements of Cash Flows.

(4)                                 Includes a non-cash gain on the termination of our postretirement medical plan of $19.5 million for the three and nine months ended September 30, 2018.  See Note 15 for a discussion regarding the termination of our postretirement medical plan effective January 1, 2019.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have a throughput agreement with Westshore Terminals Limited Partnership (“Westshore”) for our export sales through their export terminal in Vancouver, British Columbia, and a complementary agreement with Burlington Northern Santa Fe Railroad (“BNSF”).

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

In December 2017, we extended the agreement with Westshore through the end of 2020 with minimum payment commitments for each year.  We further amended this agreement in July 2018 to extend through 2022 and allow for greater capacity in 2021 and 2022 to 10.5 million total annual throughput tons.  We retain the right to terminate our commitments at any time in exchange for a buyout payment.  The termination payment varies throughout the period based upon an agreed schedule.  Additionally, after this Westshore agreement terminates and through 2024, if we ship to export customers, we are required to offer to ship through Westshore up to a specified annual tonnage on terms similar to the agreement before shipping through any other export terminal.  Westshore has the right to accept or reject our offer in its sole discretion.

In January 2018, we extended the agreement with BNSF through the end of 2020 with minimum payment commitments for each year.  We have the right to terminate our commitments for the remaining years at any time in exchange for buyout payments.  We are currently in discussions with BNSF regarding an extension through December 2022 to support our increased port capacity for our Asian export business.

All termination payments made in prior years related to these agreements have been deferred and will be amortized, along with the previous amendment payments made in 2015, over the remaining life of the latest agreements.  As of September 30, 2018 and December 31, 2017, there was $17.8 million and $22.4 million, respectively, recorded as a deferred asset for these agreements and these amounts are included in Other prepaid and deferred charges in the Unaudited Condensed Consolidated Balance Sheets.  We incurred $58.4 million and $49.1 million in costs under our export logistics agreements with Westshore and BNSF, including amortization of $3.8 million and $8.4 million, during the three months ended September 30, 2018 and 2017, respectively.  We incurred $161.1 million and $120.6 million in costs under our export logistics agreements with Westshore and BNSF, including amortization of $12.1 million and $27.4 million, during the nine months ended September 30, 2018 and 2017, respectively.  These costs are included in Cost of product sold in the Unaudited Condensed Statements of Operations and Comprehensive Income (Loss).

We had outstanding purchase commitments related to transportation agreements consisting of the following (in thousands):

	September 30,	December 31,
	2018	2017
Services
Transportation agreements (1) (2)	$85,119	$45,708

(1)                                 Includes undiscounted port take-or-pay commitments as agreed to in July 2018 for 2018-2022.  We have the right to terminate our commitments at any time in exchange for a buyout payment.  These amounts are considered minimum payments on services.  The per tonne loading charges reflect these advance payments.

(2)                                 Includes undiscounted rail take-or-pay commitments as agreed to in January 2018 for 2018-2020.  We have the right to terminate our commitments at any time in exchange for a buyout payment.  If we do not

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

meet the required portion of our future nominated tons, there would be incremental liquidated damages due under the agreement.

6.  Interest Expense

Interest expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Senior notes	$6,359	$6,559	$19,213	$21,127
Credit facility unutilized fee	495	949	1,849	3,328
Federal coal lease obligations imputed interest	69	88	205	259
Amortization of deferred financing costs and original issue discount	1,453	1,930	5,151	5,862
Other	35	47	112	193
Subtotal	8,411	9,573	26,530	30,769

Premium on early retirement of debt	—	—	—	880
Write-off of deferred financing costs and original issue discount	—	—	1,611	702
Total cost of early retirement of debt and refinancings	—	—	1,611	1,582
Total interest expense	$8,411	$9,573	$28,141	$32,351

Debt issuance costs of $1.6 million, related to a decrease in the Amended Credit Agreement’s borrowing capacity, were written off in the nine months ended September 30, 2018.  See Note 14 for a discussion of the changes in the Amended Credit Agreement.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2018 and December 31, 2017, we had deferred tax assets principally arising from: AROs, postretirement benefits, contract rights, and net operating loss carry-forwards.  As management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established.

Our statutory income tax rate including state income taxes, for the three and nine months ended September 30, 2018 was approximately 23%, while the rate for the three and nine months ended September 30, 2017, was approximately 37%.  Our effective tax rate for the three months ended September 30, 2018 and 2017 was 0.0% and (4.9)%, respectively.  Our effective tax rate for the nine months ended September 30, 2018 and 2017 was (1.2)% and (0.1)%, respectively.  The difference between the statutory rates for each period is due to TCJA.  In addition, the difference between our statutory income tax rates and our effective income tax rates for the three and nine months ended September 30, 2018 and 2017 is primarily the result of the impact of percentage depletion, income tax in the states in which we do business and changes in our valuation allowance.

As of September 30, 2018 and December 31, 2017, we had no uncertain tax positions that we expect to have a material impact on the financial statements as a result of tax deductions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  We are open to federal and state tax audits until the applicable statutes of limitations expire.  The statute of limitations has expired for all federal and state returns filed for periods ending before 2012.

8.  Equity Method Investments

Equity method investments include our 50% equity investment in Venture Fuels Partnership, a coal marketing company.  We have received distributions of $1.0 million and $4.5 million from the Venture Fuels Partnership during the nine months ended September 30, 2018 and 2017, respectively.  Our equity method investments are included in noncurrent Other assets on the Unaudited Condensed Consolidated Balance Sheets and had a carrying amount of the following (in thousands):

	September 30,	December 31,
	2018	2017
Venture Fuels Partnership	$3,028	$3,774
Other	1,003	989
Total equity method investments	$4,031	$4,763

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculation of diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator for calculation of diluted earnings (loss) per share:
Net income (loss)	$12,691	$2,577	$(24,919)	$(24,478)
Denominator for basic income (loss) per share — weighted-average shares outstanding	75,778	75,139	75,623	72,152
Dilutive effect of stock equivalents	1,505	1,751	—	—
Denominator for diluted earnings (loss) per share	77,283	76,890	75,623	72,152

Basic earnings (loss) per share	$0.17	$0.03	$(0.33)	$(0.34)
Diluted earnings (loss) per share	$0.16	$0.03	$(0.33)	$(0.34)

For the periods presented, the following items were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Anti-dilutive stock equivalents	2,075	2,461	3,239	3,944

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

•                  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We had no Level 3 financial instruments as of September 30, 2018 or December 31, 2017.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Fair Value as of September 30, 2018
	Level 1	Level 2	Total
Assets
Money market funds (1)	$33,581	$—	$33,581
Derivative financial instruments(2)	$—	$730	$730

	Fair Value as of December 31, 2017
	Level 1	Level 2	Total
Assets
Money market funds (1)	$49,102	$—	$49,102
Derivative financial instruments(2)	$—	$—	$—

(1)                                 Included in Cash and cash equivalents in the Unaudited Condensed Consolidated Balance Sheets along with $75.9 million and $58.8 million of demand deposits as of September 30, 2018 and December 31, 2017, respectively.

(2)                                 See Note 11 for information on the (Gain) loss on derivative financial instruments recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

11.  Derivative Financial Instruments

WTI Derivatives

We use derivative financial instruments, such as swaps and collars, to help manage our exposure to market changes in diesel fuel prices.  The derivatives are indexed to the West Texas Intermediate (“WTI”) crude oil price as quoted on the New York Mercantile Exchange.  As such, the nature of the derivatives did not directly offset market changes to our diesel costs.

Under a swap agreement, if the monthly average index price is higher than the swap price, we receive the difference and if the monthly average index price is lower than the swap price, we pay the difference.  We used swap agreements to fix our forecasted diesel costs for 2017.  All swap agreements were settled as of December 31, 2017.  We currently do not hold any swap agreements.

In July 2018, we entered into collar agreements to fix a portion of our forecasted diesel costs for the remainder of 2018 and all of 2019. Under a collar agreement, we pay the difference between the monthly average index price and a floor price if the index price is below the floor, and we receive the difference between the ceiling price and the monthly average index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and ceiling prices.  While we would not receive the full benefit of price decreases beyond the floor price, the collars mitigate the risk of crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on our cash flow.

As of September 30, 2018, we held the following WTI derivative financial instruments:

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Floor		Ceiling
Settlement Period	Notional Amount	Weighted- Average per Barrel	Notional Amount	Weighted- Average per Barrel
	(barrels in thousands)		(barrels in thousands)
2018 collar positions(1)	132	$55.00	132	$76.00
2019 collar positions(2)	252	$55.00	252	$76.00
Total	384		384

(1)                                 Represents 100% of expected diesel consumption for the remainder of 2018.

(2)                                 Represents 50% of expected diesel consumption for 2019.

Offsetting and Balance Sheet Presentation

	September 30, 2018
	Gross Amounts Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
WTI derivative financial instruments	$730	$—	$—	$—	$730	$—

December 31, 2017
	Gross Amounts Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
WTI derivative financial instruments	$—	$—	$—	$—	$—	$—

Derivative Gains and Losses

(Gain) loss on derivative financial instruments recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
WTI derivative financial instruments	$(730)	$(838)	$(730)	$3,102

See Note 10 for a discussion related to the fair value of derivative financial instruments.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  Inventories, Net

Inventories, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Materials and supplies	$69,364	$68,461
Less: Obsolescence allowance	(1,062)	(1,094)
Material and supplies, net	68,302	67,367
Coal inventory	1,172	5,537
Inventories, net	$69,474	$72,904

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

Senior notes consisted of the following (in thousands):

	September 30, 2018
	Carrying Value	Unamortized Discount and Debt Issuance Costs	Unamortized Deferred Gain on Forgiven Debt	Principal	Fair Value (1)
12.00% second lien senior notes due 2021	$346,263	$10,771	$(66,668)	$290,366	$293,996
6.375% senior notes due 2024	55,651	757	—	56,408	42,024
Total senior notes	$401,914	$11,528	$(66,668)	$346,774	$336,020

	December 31, 2017
	Carrying Value	Unamortized Discount and Debt Issuance Costs	Unamortized Deferred Gain on Forgiven Debt	Principal	Fair Value (1)
12.00% second lien senior notes due 2021	$349,719	$13,614	$(72,967)	$290,366	$315,773
6.375% senior notes due 2024	55,547	861	—	56,408	45,973
Total senior notes	$405,266	$14,475	$(72,967)	$346,774	$361,746

(1)                                 The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.  See Note 10 for further information on Level 2 fair value measurements.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  Other Obligations

Capital Equipment Lease Obligations

From time to time, we enter into capital leases on equipment under various lease schedules, which are subject to a master lease agreement, and are pre-payable at our option.  Our capital equipment lease obligations are included in Other liabilities.  As of September 30, 2018, future payments for these obligations are as follows (in thousands):

2018	$512
2019	1,706
2020	857
2021	27
2022	—
Thereafter	—
Total	3,102
Less: interest	115
Total principal payments	2,987
Less: current portion	1,707
Capital equipment lease obligations, net of current portion	$1,280

Federal Coal Lease Obligations

Our federal coal lease obligations, as reflected in the Unaudited Condensed Consolidated Balance Sheets, consist of obligations payable to the Bureau of Land Management of the U.S. Department of the Interior for the West Antelope II South lease modification.  The future payments for our federal coal lease obligations are $0.6 million per year through 2022.  The balance of our federal coal lease obligations is $1.8 million as of September 30, 2018.

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

On May 24, 2018, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) that amended and restated the existing Credit Agreement.  The Amended Credit Agreement extended the maturity of the Credit Agreement from February 21, 2019 to May 24, 2021 and reduced the maximum borrowing capacity to $150 million from the previous maximum capacity of $400 million.  The borrowing capacity under the Amended Credit Agreement is reduced by the undrawn face amount of letters of credit issued and outstanding under the Amended Credit Agreement, which may be up to $70 million at any time.  The Amended Credit Agreement also requires new quarterly financial covenants of (a) a ratio of first lien gross debt under the Amended Credit Agreement, capital leases and the A/R Securitization Program (including issued but undrawn letters of credit) to EBITDA (as defined in the Amended Credit Agreement) equal to or less than 1.75 to 1; (b) a ratio of EBITDA less capital expenditures to Fixed Charges (as defined in the Amended Credit Agreement) of not less than 1.15 to 1; and (c) a ratio of funded debt (excluding issued but undrawn letters of credit) less unrestricted cash to EBITDA equal to or less than (i) 4.00 to 1 through June 30, 2019, (ii) 3.50 to 1 from September 30, 2019 to December 31, 2019, (iii) 3.00 to 1 from March 31, 2020 to June 30, 2020 and (iv) 2.50 to 1 from September 30, 2020 to maturity.  The Amended Credit Agreement also revised the minimum liquidity covenant to require minimum liquidity of not less than $100 million as of the last day of each fiscal

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

quarter, which was reduced from the prior requirement under the Credit Agreement to maintain monthly liquidity of not less than $125 million.  Lastly, it revised various negative covenants and baskets that would apply to, among other things, the incurrence of debt, making investments, asset dispositions, and restricted payments.  The borrowing capacity is limited by the financial covenants, calculated on a quarterly basis, and will fluctuate from quarter to quarter.

We were in compliance with the covenants contained in the Amended Credit Agreement as of September 30, 2018 and December 31, 2017.  As of September 30, 2018, based upon the quarterly financial covenant calculation, we had $16.2 million of borrowing capacity available under the Amended Credit Agreement.

As of September 30, 2018 and December 31, 2017, we had no borrowings under the Amended Credit Agreement.  There were no undrawn letters of credit under the Amended Credit Agreement as all issued letters of credit had been transferred to the A/R Securitization Program as of December 31, 2017.  Based on current operating plans and forecasts and ongoing challenging industry conditions, there are no assurances that we will remain in compliance with the Amended Credit Agreement’s financial covenants for the next 12 months.

A default under the Amended Credit Agreement would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, and require cash collateralization if there were any outstanding letters of credit obligations.  A default and acceleration of obligations under the Amended Credit Agreement would also trigger cross-defaults for our Senior Notes due 2021 and 2024, which would permit the Senior Notes’ lenders to require immediate repayment of all principal, interest, fees and other amounts payable thereunder.  A default under the Amended Credit Agreement would also trigger a cross-default for our A/R Securitization Program, which would permit the lender to terminate the A/R Securitization Program and trigger collateralization requirements for outstanding letter of credit obligations.  In the event of a potential or actual default, we may not be granted waivers or be able to reach agreement on amendments under our Amended Credit Agreement.

We reserve the right to terminate the Amended Credit Agreement should we deem it appropriate to achieve our business objectives and priorities.  A potential Amended Credit Agreement termination would not result in a default under the A/R Securitization Program or Senior Notes due 2021 and 2024.  Based on our current forecast, we expect that we will not remain in compliance with our Amended Credit Agreement within the next 12 months.  We are currently evaluating various scenarios, which include the potential near-term termination of the Amended Credit Agreement, which would eliminate any potential noncompliance with the Amended Credit Agreement.  This would permanently reduce our sources of liquidity to our cash and our A/R Securitization Program capacity, which would have been $115.4 million at September 30, 2018.

Accounts Receivable Securitization Program

On May 24, 2018, the Accounts Receivable Securitization Program (the “A/R Securitization Program”) was amended to extend the term of the A/R Securitization Program to May 24, 2021 from January 23, 2020.  All other terms of the program remained substantially the same.  The A/R Securitization Program allows for a maximum borrowing capacity of $70 million.  The borrowing capacity is limited by eligible accounts receivable (as defined under the terms of the A/R Securitization Program), calculated on a monthly basis, and will fluctuate from month to month.  The borrowing capacity is reduced by the undrawn face amount of letters of credit issued and outstanding under the A/R Securitization Program.  As of September 30, 2018, we had $27.9 million of borrowing capacity under the A/R Securitization Program, of which $5.9 million was available.  The undrawn face amount of letters of credit outstanding was $22.0 million as of September 30, 2018.  As of December 31, 2017, there was a $1.1 million deficit between the borrowing capacity and the undrawn face amount of letters of credit, which was cash-collateralized into a restricted cash account in early January 2018.  The restriction was lifted on the $1.1 million in early March 2018.  There were no borrowings outstanding under the A/R Securitization Program as of September 30, 2018 or December 31, 2017.

Our A/R Securitization Program supports the current collateral requirements associated with outstanding third-party surety bonds that primarily secure the performance of our reclamation and lease obligations.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

Our aggregate availability for borrowing under the Amended Credit Agreement and the A/R Securitization Program was approximately $22.1 million as of September 30, 2018.  Our total liquidity, which includes cash and cash equivalents and amounts available under both our Amended Credit Agreement and the A/R Securitization Program, was $131.6 million as of September 30, 2018.

Debt Issuance Costs

Debt issuance costs of $1.6 million, related to the decrease in the Amended Credit Agreement’s borrowing capacity, were written off in the nine months ended September 30, 2018.  Debt issuance costs of $4.6 million were incurred in connection with the changes to the Amended Credit Agreement and A/R Securitization Program described above.  These costs were deferred and are being amortized to Interest expense over the remaining terms of the agreements.  There were $5.1 million and $4.4 million of unamortized debt issuance costs as of September 30, 2018 and December 31, 2017, respectively, related to the Amended Credit Agreement and the A/R Securitization Program included in noncurrent Other assets.

15.  Postretirement Medical Plan

We maintain an unfunded postretirement medical plan to provide certain postretirement medical benefits to eligible employees.  Net periodic postretirement benefit costs included the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$66	$223	$459	$670
Interest cost	73	230	513	689
Amortization of prior service cost (credit)	(612)	(1,821)	(4,287)	(5,462)
Postretirement medical plan termination (gain) loss	(19,477)	—	(19,477)	—
Net periodic benefit cost (credit)	$(19,950)	$(1,368)	$(22,792)	$(4,103)

On January 1, 2018, we adopted ASU 2017-07, which requires separate presentation of service costs and all other components of net periodic benefit costs on the income statement.  See Note 2 for further information regarding the impact of this ASU on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

In August 2018, we communicated the termination of our postretirement medical plan, effective January 1, 2019, to our employees.  Employees who retire on, or after, January 1, 2019 will not be eligible for postretirement benefits. As part of this termination, we will provide contributions for the remainder of 2018 and a lump-sum contribution for 2019 benefits to all eligible retirees.  These changes reduced the number of employees who are eligible for the plan and, therefore, reduced our Accumulated postretirement medical benefit obligation by $24.7 million as of September 30, 2018.  As a result of these changes, we recognized a non-cash net gain on the termination of the plan of $19.5 million in the three and nine months ended September 30, 2018 in Net periodic postretirement benefit income (cost), excluding service cost on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  An additional non-cash gain of $8.2 million will be released ratably through the plan termination date of December 31, 2019.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.  Equity-Based Compensation

Our LTIP permits awards to our employees and eligible non-employee directors, which we generally grant in the first quarter of each year.  The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.  At our 2018 annual meeting, stockholders approved an additional 3.0 million shares for issuance under the LTIP.  As of September 30, 2018, shares available for issuance under the LTIP were approximately 3.5 million shares.

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

Restricted Stock Units

We have granted restricted stock units under the LTIP to eligible employees and non-employee directors.  A summary of restricted stock unit award activity is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested units as of January 1, 2018	2,813	$3.75
Granted	866	$3.50
Forfeited	(227)	$3.23
Vested	(504)	$5.99
Non-vested units as of September 30, 2018	2,948	$3.33

As of September 30, 2018, unrecognized compensation cost related to restricted stock awards was $3.1 million, which will be recognized over a weighted-average period of 1.9 years prior to vesting, which is included within Additional paid-in capital in our Unaudited Condensed Consolidated Balance Sheets.  These awards are ultimately delivered in common stock and are classified as equity awards.

Performance Share Units

Performance share units represent the right to receive a number of shares of common stock (or the equivalent cash value thereof) based on the achievement of targeted performance levels related to pre-established total stockholder return goals over a three-year period, and pay out may range from 0% to 200% of the targeted share number.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In most years, including 2018 and 2017, the performance-based units are expected to be settled in shares of common stock and the grant date fair value of the awards is calculated using a Monte Carlo simulation and amortized over the performance period.  The 2016 grants are currently expected to be settled in cash upon any vesting in March 2019, and therefore, are accounted for as a liability award and are included within Accrued expenses in the Unaudited Condensed Consolidated Balance Sheets and marked to market on a quarterly basis.  The balance of the liability relating to the 2016 grants was $5.2 million as of September 30, 2018.  Using the current fair market value of this award, the total cash payout in March 2019 is currently estimated at $6.2 million.  The fair market value is driven by the Company’s share price and total stockholder return and these amounts will not be finalized and known until December 31, 2018.  If we were to have sufficient available shares under our LTIP as approved by our stockholders, the Compensation Committee could elect to settle the 2016 performance-based share units in shares of common stock.  There are currently 2.1 million shares outstanding relating to the 2016 grant and a payout of 200% would equate to approximately 4.2 million shares.

The weighted-average grant date fair values of the performance share units granted during the nine months ended September 30, 2018 and the year ended December 31, 2017 were $4.05 and $5.85 per share, respectively.  As of September 30, 2018, $5.7 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of performance share units granted, is expected to be recognized over a weighted-average vesting period of 1.8 years.

A summary of performance share unit award activity is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested units as of January 1, 2018	3,685	$4.08
Granted	1,153	$4.05
Forfeited	(334)	$3.89
Vested	(530)	$9.66
Non-vested units as of September 30, 2018	3,974	$3.34

The assumptions used to estimate the fair value of the performance-based share units granted on March 2, 2018 are as follows:

Risk-free interest rate	2.4%
Expected volatility	62.3%
Term (in years)	2.8
Fair value (per share)	$4.05

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.  Commitments and Contingencies

Commitments

Purchase Commitments (1)

We had outstanding purchase commitments consisting of the following (in thousands):

	September 30,	December 31,
	2018	2017
Capital Commitments
Equipment	$5,269	$4,191

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Current Schedule— OSM answered the plaintiffs’ complaint on August 24, 2017.  OSM lodged the administrative record with the court and served the record on all parties on January 17, 2018.  Plaintiffs filed their motion for summary judgment on April 6, 2018.  Federal Defendants filed their response and cross motion for summary judgment on June 1, 2018; and Spring Creek filed its opposition and cross motion on June 6, 2018.  Plaintiffs filed their reply brief on June 29, 2018 and the reply briefs for the Federal Defendants and Spring Creek were filed on July 23, 2018 and July 25, 2018, respectively.  Merits briefing has been completed.  The parties are waiting for the Court to schedule a hearing on the pending cross motions for summary judgment.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Current Schedule — On July 17, 2017, Plaintiffs filed their lawsuits in the Superior Court of the State of California for the County of San Mateo, the Superior Court of the State of California for the County of Marin, and the Superior Court for the County of Contra Costa, respectively.  On August 24, 2017, the cases were removed to the U.S. District Court for the Northern District of California, where they were deemed related and assigned to Judge Vince Chhabria.  Plaintiffs indicated that they intended to move to remand the cases back to state court, and the parties stipulated that Defendants would not be required to respond to the complaints until the Court ruled on the motion to remand.  The Court signed that Stipulation and Order on September 22, 2017.  On September 25, 2017, Plaintiffs filed their motion to remand.  The Court granted Plaintiffs’ motion to remand on March 16, 2018.  On March 26, 2018, Defendants filed (1) a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit relating to the District Court’s order granting remand, and (2) a motion to stay the remand order pending appeal.  On April 9, 2018, Judge Chhabria granted Defendants’ motion to stay the remand order pending appeal.  On June 6, 2018, Plaintiffs filed a motion to partially dismiss Defendants’ appeal, arguing the Court of Appeals lacked jurisdiction to consider certain aspects of the remand order.  Defendants opposed the motion.  On August 20, 2018, the Ninth Circuit motions panel referred Plaintiffs’ motion to partially dismiss to the merits panel for decision, and set a schedule for briefing on the merits.  Defendants’ opening brief is currently due October 22, 2018; Plaintiffs’ answering brief is currently due November 21, 2018; and Defendants’ reply brief is due 21 days after service of the answering brief.

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

The parties were unable to reach agreement on the appropriate remedy and each filed a separate remedy brief on May 25, 2018.  On June 14, 2018, Federal Defendants and Defendant- Intervenors each filed a motion seeking the Court’s leave to file a brief in response to Plaintiffs’ remedies brief.  Plaintiffs filed a joint opposition brief to these motions on June 28, 2018.  On July 31, 2018, the Court issued a final remedy order that directed BLM to complete a new remedial environmental analysis (and related coal screening) by November 29, 2019.  During the pendency of that supplemental analysis, BLM is also ordered to undertake a comprehensive environmental analysis for any new coal or oil & gas leasing decision in compliance with the Court’s March 26, 2018 Order.  The Court rejected Plaintiffs request for injunctive relief that would have impacted mining operations during the completion of BLM’s supplemental environmental analysis.

On August 1, 2018, the Court entered judgment for the Plaintiffs on Claims 1, 3, and 5 of their complaint, and for Defendants and Defendant-Intervenors (including Cloud Peak Energy) on Claims 2, 4, and 6 of Plaintiffs’ complaint.  The Court’s judgment also implemented the Court’s July 31, 2018 remedy order.  On October 1, 2018, BLM filed a protective notice of appeal in the Montana District Court appealing that Court’s August 1, 2018 judgment to the U.S. Court of Appeals for the Ninth Circuit.  On October 11, 2018, the State of Wyoming filed a notice of appeal.  On October 12, 2018, Plaintiffs filed a notice of cross-appeal.  On October 15, 2018, Cloud Peak and Peabody each filed notices of appeal.

We believe the Plaintiffs’ challenge is without merit.  Nevertheless, if Plaintiffs are successful in obtaining their requested remedies on appeal, the timing and ability of Cloud Peak Energy to obtain leases and permit approvals could be materially adversely impacted.  We are unable to estimate a loss or range of loss for this contingency because (1) the challenge does not seek monetary relief, (2) the nature of the relief sought is broad and the only relief the Court has ordered to date would require BLM to prospectively address alleged deficiencies in complying with applicable legal and regulatory requirements, and (3) although  the Court has declined to issue any injunctive relief that might adversely affect Cloud Peak Energy’s leases and permit approvals, that decision could potentially be revised on appeal.

Other Legal Proceedings

We are involved in other legal proceedings arising in the ordinary course of business and may become involved in additional proceedings from time to time.  We believe that there are no other legal proceedings

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Concentrations of Risk and Major Customers

For the nine months ended September 30, 2018, there was one customer that represented 10% or more of consolidated revenue.  For the nine months ended September 30, 2017, there was no single customer that represented 10% or more of consolidated revenue.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  Credit risk is controlled through credit approvals and monitoring procedures.

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

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company.  Specific bond amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  As of September 30, 2018, we had $407.6 million of reclamation and lease bonds backed by collateral of $22.0 million in the form of letters of credit under our A/R Securitization Program used for mining, securing coal lease obligations, and for other operating requirements.  If we are unable to obtain or retain required surety bonds, we may be unable to satisfy legal requirements necessary to conduct our mining operations.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.  Accumulated Other Comprehensive Income (Loss)

In August 2018, we communicated the termination of our postretirement medical plan, effective January 1, 2019, to our employees.  Employees who retire on, or after, January 1, 2019 will not be eligible for postretirement benefits. As part of this termination, we will provide contributions for the remainder of 2018, in addition to a lump-sum contribution for 2019 benefits, to all eligible retirees.  These changes reduced the number of employees who are eligible for the plan, and therefore reduced our Accumulated postretirement medical benefit obligation by $24.7 million as of September 30, 2018.

As a result of these changes we recognized a net gain on the termination of the plan of $19.5 million in the three and nine months ended September 30, 2018 in Net periodic postretirement benefit income (cost), excluding service cost on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). This gain was reclassified from Accumulated Other Comprehensive Income (Loss) (“AOCI”), and was primarily related to the existing negative prior service cost base from the plan amendment in 2016.

The termination of the plan resulted in a negative plan amendment and established a new negative prior service cost base of $24.4 million.  The new negative prior service cost, in addition to the actuarial loss in AOCI will be amortized into Net periodic postretirement benefit income (cost), excluding service cost on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the remaining term of the plan, which was 17 months at the date of the termination.

The changes in AOCI related to our postretirement medical plan by component, net of tax are as follows (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Beginning balance, January 1,	$13,807	$21,884
Amounts reclassified from accumulated other comprehensive income (loss)	(18,298)	(5,462)
Postretirement medical plan change	24,659	—
Tax expense (benefit)	(5,466)	—
Net current period other comprehensive income (loss)	895	(5,462)
Ending balance, September 30,	$14,702	$16,422

The reclassifications out of AOCI are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Postretirement Medical Plan (1)
Amortization of prior service costs (credits), before tax(2)	$(612)	$(1,821)	$(4,287)	$(5,462)
Postretirement medical plan termination	(19,477)	—	(19,477)	—
Total before tax	(20,089)	(1,821)	(23,764)	(5,462)
Tax expense (benefit)	4,620	—	5,466	—
Amounts reclassified from AOCI	$(15,469)	$(1,821)	$(18,298)	$(5,462)

(1)                                 See Note 15 for the components of our net periodic postretirement benefit costs.

(2)                                 Presented on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The balances disclosed for the three and nine months ended September 30, 2017 were

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

previously included in Cost of product sold and Selling, general, and administrative expenses, respectively.  See Note 2 for information regarding ASU 2017-07, which we adopted on January 1, 2018.

19.  Supplemental Cash Flow Information

Restricted Cash

The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2018 and 2017 that sum to the total of such amounts in the Unaudited Condensed Consolidated Statements of Cash Flows:

	September 30,
	2018	2017
Cash and cash equivalents	$109,459	$120,942
Restricted cash in other current assets	725	725
Restricted cash in other noncurrent assets	3,807	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$113,991	$121,667

The restricted cash in other noncurrent assets represents the difference between the borrowing capacity of the A/R Securitization Program and the undrawn face amount of the letters of credit that was cash-collateralized as of September 30, 2018 based on the prior month’s calculation.

Other Cash Flow Information

	Nine Months Ended
	September 30,
	2018	2017
Supplemental cash flow disclosures
Interest paid	$17,190	$21,485
Income taxes paid (refunded)	$220	$(538)
Supplemental non-cash investing and financing activities
Capital expenditures included in accounts payable	$3,108	$1,036
Assets acquired under federal coal lease	$2,356	$—

20.  Supplemental Guarantor/Non-Guarantor Financial Information

In accordance with the indentures governing the senior notes outstanding as of September 30, 2018, CPE Inc. and certain of our 100% owned U.S. subsidiaries (the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed the senior notes on a joint and several basis.  These guarantees of either series of senior notes are subject to release in the following customary circumstances:

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•                  the release, other than the discharge through payment by the Guarantor Subsidiary, of all other guarantees by such Restricted Subsidiary of Debt (as defined in the applicable indenture) of either issuer of the senior notes or the debt of another Guarantor Subsidiary under the Amended Credit Agreement; or

•                  in the case of the indenture for the 12% Second Lien Senior Notes due 2021, as set forth in the First Lien/Second Lien Intercreditor Agreement, dated October 17, 2016, among Cloud Peak Energy Resources LLC, Cloud Peak Energy Finance Corp., PNC Bank, National Association, as Senior Representative for the First Lien Credit Agreement Secured Parties and Wilmington Trust, National Association, as the Second Priority Representative for the Second Lien Indenture Secured Parties.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following historical financial statement information is provided for CPE Inc., Cloud Peak Energy Resources LLC, and the Guarantor/Non-Guarantor Subsidiaries:

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(in thousands)

	Three Months Ended September 30, 2018
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$1,650	$—	$233,080	$—	$(1,650)	$233,080
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	—	11	208,493	—	—	208,504
Depreciation and depletion	—	305	17,087	—	—	17,392
Accretion	—	—	1,947	—	—	1,947
(Gain) loss on derivative financial instruments	—	—	(730)	—	—	(730)
Selling, general and administrative expenses	—	6,751	—	—	(1,650)	5,101
Other operating costs	—	—	149	—	—	149
Total costs and expenses	—	7,067	226,946	—	(1,650)	232,363
Operating income (loss)	1,650	(7,067)	6,134	—	—	717
Other income (expense)
Net periodic postretirement benefit income (cost), excluding service cost	—	3,354	16,662	—	—	20,016
Interest income	—	301	3	—	—	304
Interest expense	—	(7,975)	(103)	(333)	—	(8,411)
Other, net	—	(101)	67	101	—	67
Total other income (expense)	—	(4,421)	16,629	(232)	—	11,976
Income (loss) before income tax provision and earnings from unconsolidated affiliates	1,650	(11,488)	22,763	(232)	—	12,693
Income tax benefit (expense)	(5)	—	—	—	—	(5)
Income (loss) from unconsolidated affiliates, net of tax	—	6	(3)	—	—	3
Income (loss) from consolidated affiliates, net of tax	11,046	22,528	(232)	—	(33,342)	—
Net income (loss)	12,691	11,046	22,528	(232)	(33,342)	12,691
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	(612)	(612)	(612)	—	1,224	(612)
Postretirement medical plan change	24,659	24,659	24,659	—	(49,318)	24,659
Postretirement medical plan termination	(19,477)	(19,477)	(19,477)	—	38,954	(19,477)
Income tax on postretirement medical plan	—	—	—	—	—	—
Other comprehensive income (loss)	4,570	4,570	4,570	—	(9,140)	4,570
Total comprehensive income (loss)	$17,261	$15,616	$27,098	$(232)	$(42,482)	$17,261

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(in thousands)

	Three Months Ended September 30, 2017
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$2,238	$—	$248,884	$—	$(2,238)	$248,884
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	—	2	205,629	—	—	205,631
Depreciation and depletion	—	245	18,544	—	—	18,789
Accretion	—	—	1,865	—	—	1,865
(Gain) loss on derivative financial instruments	—	—	(838)	—	—	(838)
Selling, general and administrative expenses	—	15,297	—	—	(2,238)	13,059
Other operating costs	—	—	121	—	—	121
Total costs and expenses	—	15,544	225,321	—	(2,238)	238,627
Operating income (loss)	2,238	(15,544)	23,563	—	—	10,257
Other income (expense)
Net periodic postretirement benefit income (cost), excluding service cost	—	261	1,330	—	—	1,591
Interest income	—	147	—	—	—	147
Interest expense	—	(9,243)	(135)	(195)	—	(9,573)
Other, net	—	(54)	(98)	54	—	(98)
Total other income (expense)	—	(8,889)	1,097	(141)	—	(7,933)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	2,238	(24,433)	24,660	(141)	—	2,324
Income tax benefit (expense)	115	—	—	—	—	115
Income (loss) from unconsolidated affiliates, net of tax	—	5	133	—	—	138
Income (loss) from consolidated affiliates, net of tax	224	24,652	(141)	—	(24,735)	—
Net income (loss)	2,577	224	24,652	(141)	(24,735)	2,577
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	(1,821)	(1,821)	(1,821)	—	3,642	(1,821)
Income tax on postretirement medical plan	—	—	—	—	—	—
Other comprehensive income (loss)	(1,821)	(1,821)	(1,821)	—	3,642	(1,821)
Total comprehensive income (loss)	$756	$(1,597)	$22,831	$(141)	$(21,093)	$756

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(in thousands)

	Nine Months Ended September 30, 2018
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$6,053	$—	$655,087	$—	$(6,053)	$655,087
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	—	3	597,404	41	—	597,448
Depreciation and depletion	—	859	45,929	—	—	46,788
Accretion	—	—	5,359	—	—	5,359
(Gain) loss on derivative financial instruments	—	—	(730)	—	—	(730)
Selling, general and administrative expenses	—	31,446	—	—	(6,053)	25,393
Impairments	—	—	800	—	—	800
Other operating costs	—	—	331	—	—	331
Total costs and expenses	—	32,308	649,093	41	(6,053)	675,389
Operating income (loss)	6,053	(32,308)	5,994	(41)	—	(20,302)
Other income (expense)
Net periodic postretirement benefit income (cost), excluding service cost	—	3,894	19,357	—	—	23,251
Interest income	2	836	3	—	—	841
Interest expense	—	(27,014)	(317)	(810)	—	(28,141)
Other, net	—	(323)	(535)	323	—	(535)
Total other income (expense)	2	(22,607)	18,508	(487)	—	(4,584)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	6,055	(54,915)	24,502	(528)	—	(24,886)
Income tax benefit (expense)	(302)	—	—	—	—	(302)
Income (loss) from unconsolidated affiliates, net of tax	—	15	254	—	—	269
Income (loss) from consolidated affiliates, net of tax	(30,673)	24,228	(528)	—	6,973	—
Net income (loss)	(24,919)	(30,673)	24,228	(528)	6,973	(24,919)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	(4,287)	(4,287)	(4,287)	—	8,574	(4,287)
Postretirement medical plan change	24,659	24,659	24,659	—	(49,318)	24,659
Postretirement medical plan termination	(19,477)	(19,477)	(19,477)	—	38,954	(19,477)
Income tax on postretirement medical plan	—	—	—	—	—	—
Other comprehensive income (loss)	895	895	895	—	(1,790)	895
Total comprehensive income (loss)	$(24,024)	$(29,778)	$25,123	$(528)	$5,183	$(24,024)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(in thousands)

	Nine Months Ended September 30, 2017
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$5,887	$—	$673,813	$—	$(5,887)	$673,813
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	—	9	571,588	3	—	571,600
Depreciation and depletion	—	626	56,057	—	—	56,683
Accretion	—	—	5,532	—	—	5,532
(Gain) loss on derivative financial instruments	—	—	3,102	—	—	3,102
Selling, general and administrative expenses	—	39,748	—	—	(5,887)	33,861
Impairments	—	—	—	—	—	—
Other operating costs	—	23	406	—	—	429
Total costs and expenses	—	40,406	636,685	3	(5,887)	671,207
Operating income (loss)	5,887	(40,406)	37,128	(3)	—	2,606
Other income (expense)
Net periodic postretirement benefit income (cost), excluding service cost	—	784	3,990	—	—	4,774
Interest income	1	303	—	—	—	304
Interest expense	(48)	(31,309)	(404)	(590)	—	(32,351)
Other, net	—	(183)	(546)	183	—	(546)
Total other income (expense)	(47)	(30,405)	3,040	(407)	—	(27,819)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	5,840	(70,811)	40,168	(410)	—	(25,213)
Income tax benefit (expense)	(36)	—	—	—	—	(36)
Income (loss) from unconsolidated affiliates, net of tax	—	15	756	—	—	771
Income (loss) from consolidated affiliates, net of tax	(30,282)	40,514	(410)	—	(9,822)	—
Net income (loss)	(24,478)	(30,282)	40,514	(410)	(9,822)	(24,478)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	(5,462)	(5,462)	(5,462)	—	10,924	(5,462)
Income tax on postretirement medical plan	—	—	—	—	—	—
Other comprehensive income (loss)	(5,462)	(5,462)	(5,462)	—	10,924	(5,462)
Total comprehensive income (loss)	$(29,940)	$(35,744)	$35,052	$(410)	$1,102	$(29,940)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	September 30, 2018
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$109,347	$112	$—	$—	$109,459
Accounts receivable	—	—	19,751	42,515	—	62,266
Due from related parties	—	45,888	46,055	—	(90,334)	1,609
Inventories, net	—	—	69,474	—	—	69,474
Derivative financial instruments	—	—	730	—	—	730
Income tax receivable	14,727	—	—	—	—	14,727
Other prepaid and deferred charges	482	—	19,838	—	—	20,320
Other assets	—	—	806	—	—	806
Total current assets	15,209	155,235	156,766	42,515	(90,334)	279,391
Noncurrent assets
Property, plant and equipment, net	—	2,916	1,330,726	—	—	1,333,642
Goodwill	—	—	2,280	—	—	2,280
Income tax receivable	14,727	—	—	—	—	14,727
Other assets	1,014,268	1,268,159	37,679	4,881	(2,284,631)	40,356
Total assets	$1,044,204	$1,426,310	$1,527,451	$47,396	$(2,374,965)	$1,670,396

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$—	$185	$40,708	$76	$—	$40,969
Royalties and production taxes	—	—	56,088	—	—	56,088
Accrued expenses	7,139	9,919	22,027	—	—	39,085
Due to related parties	50,250	72	—	40,012	(90,334)	—
Current portion of federal coal lease obligations	—	—	379	—	—	379
Other liabilities	—	—	1,707	—	—	1,707
Total current liabilities	57,389	10,176	120,909	40,088	(90,334)	138,228
Noncurrent liabilities
Senior notes	—	401,914	—	—	—	401,914
Federal coal lease obligations, net of current portion	—	—	1,404	—	—	1,404
Asset retirement obligations, net of current portion	—	—	108,359	—	—	108,359
Accumulated postretirement medical benefit obligation, net of current portion	—	—	—	—	—	—
Royalties and production taxes	—	—	27,079	—	—	27,079
Other liabilities	—	—	6,597	—	—	6,597
Total liabilities	57,389	412,090	264,348	40,088	(90,334)	683,581
Total equity	986,815	1,014,220	1,263,103	7,308	(2,284,631)	986,815
Total liabilities and equity	$1,044,204	$1,426,310	$1,527,451	$47,396	$(2,374,965)	$1,670,396

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Nine Months Ended September 30, 2018
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$7,928	$11,397	$4,743	$—	$24,068

Investing activities
Purchases of property, plant and equipment	—	(114)	(7,051)	—	—	(7,165)
Investment in development projects	—	—	(1,894)	—	—	(1,894)
Other	—	13	56	—	—	69
Net cash provided by (used in) investing activities	—	(101)	(8,889)	—	—	(8,990)

Financing activities
Principal payments of federal coal leases	—	—	(574)	—	—	(574)
Payment of deferred financing costs	—	—	—	(936)	—	(936)
Payment amortized to deferred gain	—	(6,298)	—	—	—	(6,298)
Other	—	—	(1,952)	—	—	(1,952)
Net cash provided by (used in) financing activities	—	(6,298)	(2,526)	(936)	—	(9,760)

Net increase (decrease) in cash, cash equivalents, and restricted cash	—	1,529	(18)	3,807	—	5,318
Cash, cash equivalents, and restricted cash at beginning of period	—	107,818	856	—	—	108,673
Cash, cash equivalents, and restricted cash at the end of period	$—	$109,347	$837	$3,807	$—	$113,991

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Nine Months Ended September 30, 2017
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$42,610	$14,014	$408	$—	$57,032

Investing activities
Purchases of property, plant and equipment	—	(1,420)	(9,907)	—	—	(11,327)
Investment in development projects	—	—	(2,110)	—	—	(2,110)
Other	—	—	33	—	—	33
Net cash provided by (used in) investing activities	—	(1,420)	(11,984)	—	—	(13,404)

Financing activities
Repayment of senior notes	—	(62,094)	—	—	—	(62,094)
Payment of debt refinancing costs	—	—	—	(408)	—	(408)
Payment amortized to deferred gain	—	(6,294)	—	—	—	(6,294)
Proceeds from issuance of common stock	—	68,850	—	—	—	68,850
Cash paid for equity offering	—	(4,490)	—	—	—	(4,490)
Other	—	(23)	(1,935)	—	—	(1,958)
Net cash provided by (used in) financing activities	—	(4,051)	(1,935)	(408)	—	(6,394)

Net increase (decrease) in cash, cash equivalents, and restricted cash	—	37,139	95	—	—	37,234
Cash, cash equivalents, and restricted cash at beginning of period	—	83,673	760	—	—	84,433
Cash, cash equivalents, and restricted cash at the end of period	$—	$120,812	$855	$—	$—	$121,667

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

•                  our ability to obtain new coal sales agreements on favorable terms, to resolve customer requests for reductions or deferrals of coal deliveries, and to respond to any cancellations of their committed volumes on terms that preserve the amount and timing of our forecasted economic value;

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

•                  weather conditions and weather-related damage that impact our mining operations, our customers, or transportation infrastructure, including the adverse impacts on our 2018 costs and production volumes of the heavy rain experienced during the second quarter of 2018, particularly at our Antelope Mine and our ability to reach agreements with customers to address currently committed 2018 shipments that we do not expect to be able to satisfy;

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

•                  the terms and restrictions of our indebtedness, including our ability to satisfy the quarterly financial covenants in our Amended Credit Agreement and avoid an event of default;

•                  liquidity constraints, access to capital and credit markets and availability and costs of credit, surety bonds, letters of credit, and insurance, including risks resulting from the cost or unavailability of financing due to debt and equity capital and credit market conditions for the coal sector or in general, changes in our credit rating, our compliance with the covenants in our debt agreements, the credit pressures on our industry due to depressed conditions, or any demands for increased collateral by our surety bond providers, or the continued significant reduction in our borrowing capacity under our Amended Credit Agreement;

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

As previously disclosed, in January 2013, Big Metal Coal Co, LLC (“Big Metal”), our wholly-owned subsidiary, entered into an option agreement and a corresponding exploration agreement with the Crow Tribe of Indians (“Crow Tribe”).  These agreements were approved by the U.S. Department of the Interior in June 2013.  The option and exploration agreements provided for exploration rights and exclusive options to lease three separate coal deposits on the Crow Indian Reservation over an initial five-year term, which would have expired June 14, 2018, with two extension periods through 2035 if certain conditions were met.  On June 7, 2018, Big Metal delivered notice to the Crow Tribe to exercise the Upper Youngs Creek coal lease option and extend the coal lease options for the Squirrel Creek and Tanner Creek project areas.  In connection with the option exercise and option extensions, Big Metal paid approximately $1.8 million to the Crow Tribe in June 2018.  The coal lease will still require approval from the U.S. Department of the Interior and related regulatory actions before it is effective.  Exercise of the Upper Youngs Creek option and payment of the initial option payments for the Squirrel Creek and Tanner Creek project areas trigger commencement of the first option extension periods for Squirrel Creek and Tanner Creek through December 31, 2025.

Since inception of the option agreement, Big Metal has made option and lease bonus payments totaling approximately $12 million to the Crow Tribe, including the option exercise payments in June 2018.  The coal located at the Big Metal project is similar quality to that of our Spring Creek Mine and offers lower sodium levels.

Any future development and coal production from the Big Metal project remains subject to regulatory approvals, completion of access agreements, and significant risk and uncertainty, including coal demand and pricing in the U.S. and internationally.  In addition, portions of the potential project remain subject to exercise of additional options.

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

The price at which we sell our coal is a function of the demand for coal relative to the supply.  We typically seek to enter into multi-year contracts with our customers, which helps mitigate the risks associated with any short-term imbalance in supply and demand.  We have historically entered each year with expected production related to domestic sales effectively fully sold.  This strategy helped us run our mines at predictable production rates, which improved control of operating costs.  In recent years, our business has become more variable and less predictable because utilities are adjusting their purchasing pattern based on natural gas prices, weather, and other factors and have also been increasingly purchasing coal for shorter terms.  As of October 17, 2018, we have current commitments to sell 52 million tons for 2018.  Due to operational issues at the Antelope Mine, we currently expect to ship between 49 and 51 million tons in 2018.  We are working with our customers to move Antelope tons to our other mines or into 2019 where possible.

As is common in the PRB, coal seams at our existing mines naturally deepen, resulting in additional overburden to be removed at additional cost.  We have experienced increased operating costs for longer haul distances, maintenance and supplies, and employee wages and salaries.  We use derivative financial instruments to help manage our exposure to diesel fuel prices.  In July 2018, we entered into West Texas Intermediate (“WTI”) derivative financial instruments to hedge our diesel fuel costs for the remainder of 2018 and all of 2019.

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

Current Considerations

Owned and Operated Mines Segment

Mine shipments to domestic customers during the three months ended September 30, 2018 were 11.6 million tons, compared to 14.2 million tons shipped to domestic customers in the same period in 2017.  Shipments during the third quarter of 2018 were negatively impacted by lower shipments at the Antelope Mine, as well as low demand at the Cordero Rojo Mine.  Antelope production continued to be impacted by the heavy rain experienced during the second quarter.  While the immediate impact of the rain was mitigated by early August, the increased moisture caused significant spoil failures in both dragline pits in mid-August.  This occurred as coal was removed from the base of the wet spoil piles and is still occurring as coal is removed in mid-October.  The resulting rehandle of spoil out of the pits reduced coal shipments and diverted resources from pre-stripping, which significantly increased per ton costs.  We continue to work with our customers to agree on deferrals, or other resolutions, for a portion of contracted volumes that we do not expect to be able to ship from the Antelope Mine in the fourth quarter due to the ongoing impact of the spoil failures.

Natural gas prices during the third quarter remained in the range of $2.75 to $3.00 per MMBtu and have recently increased to over $3.20 per MMBtu.  While storage volumes remain well below average, natural gas prices have been steady due to increasing production.  As of October 12, 2018, U.S. Energy Information Administration data showed that natural gas inventories have declined by 17% compared to year ago levels.

Energy Ventures Analysis estimates there were 51 million tons of PRB coal inventories on utility stockpiles at the end of September 2018, a decline of 21 million tons from December 2017 levels.  We believe declining customer inventories will increase contracting approaching winter, although our capacity to contract for additional 2018 shipments is limited due to the operational issues at our Antelope Mine discussed above.

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

Logistics and Related Activities Segment

The international thermal Newcastle coal price index during the three months ended September 30, 2018 remained over $100 per tonne, currently settling around $114 per tonne due to strong demand.  During the same period, the Kalimantan 5000 GAR index price, which the Spring Creek Mine coal typically prices against, has declined to under $55 per tonne.  The recent collapse of the Indonesian rupiah has lowered producers’ U.S. Dollar cost and the Indonesian Government has removed export restrictions to increase U.S. Dollar exports.  The result has been an increase in Indonesian exports and a drop in the Kalimantan 5000 index.  The current wide gap between Newcastle and Kalimantan 5000 index pricing is not common compared to historical spreads between those indices.

Based on estimates through August 2018, year-to-date thermal imports into China have increased 33 million tonnes, or almost 27%, compared to August 2017.  China’s electricity generation has increased by 7.8% through August after increasing by 6.5% last year, with most of this increase from thermal coal generation.

Thermal coal imports to India have increased by nearly 18% this year as domestic coal production has struggled to keep pace with rising demand.  South Korean thermal coal imports continue to grow as recently commissioned plants increase their generation.  Since we announced the JERA Trading contract to supply a new integrated gasification combined cycle (“IGCC”) power plant in Japan from late 2019, we have been discussing test burns with five Japanese utilities.  Two test burns have been successfully completed and discussions for five more test cargos are underway.  There is no assurance that these test burns will lead to future sales.

We exported 1.5 million tons during the three months ended September 30, 2018.  We expect lower prices during the fourth quarter of 2018 as subbituminous prices have declined.  Demand for our coal has remained strong, and the rail and port system operated as expected.  We expect export shipments of approximately 5.5 million tons in 2018.

Potential for Asset Impairments

The carrying value of our mineral properties, equipment, and other long-lived assets are sensitive to declines in domestic and international coal prices.  Lower coal prices and lower production volumes, such as those experienced recently, may not only decrease our revenues and cash flows but also may reduce the amount of coal we can produce economically.  Lower coal prices may result in asset impairment charges on our long-lived assets, including development projects, due to reductions in the future cash flows associated with our Owned and Operated Mines.  The cash flow model that we use to assess impairment includes numerous assumptions, such as our current estimates of forecast coal production, market outlook on forward commodity prices, operating and development costs, and discount rates.  All inputs to the cash flow model must be evaluated at each date of estimate.  Additional triggering events could include, but are not limited to, an impairment of coal reserves caused by continued declines in coal prices, increasing costs of production, or regulatory changes that adversely impact coal-fired electricity generation.  If prices and demand decline, remain at current levels for an extended period of time, or do not improve as expected, we may incur impairment charges with respect to certain of our long-lived assets, primarily associated with our Cordero Rojo Mine.  The actual amount of impairment incurred, if any, for our properties will depend on a variety of factors including, but not limited to, subsequent forward price curve changes, the additional risk-adjusted value of proven and probable reserves, weighted-average cost of capital, operating cost estimates and future capital expenditure estimates.  Additionally, a further decrease in forward coal prices could result in additional long-lived assets being at risk for impairment.  See Item 1A in our 2017 Form 10-K - “Risk Factors—Risks Related to Our Business and Industry—We may not recover our investments in our mining, exploration, port access rights, development projects, and other assets, which may require us to recognize impairment charges related to those assets.”

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Summary

The following table summarizes key results (in millions, except per share amounts and percentages):

	Three Months Ended
	September 30,		Change
	2018	2017	Amount	Percent
Total tons sold	13.1	15.6	(2.5)	(16.0)
Total revenue	$233.1	$248.9	$(15.8)	(6.3)
Net income (loss)	$12.7	$2.6	$10.1	*
Diluted EPS	$0.16	$0.03	$0.13	*
Adjusted EBITDA (1)	$40.7	$36.0	$4.7	13.1

*                                         Not meaningful

(1)                                 EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by U.S. GAAP.  A quantitative reconciliation of Net income (loss) to Adjusted EBITDA is found in “Non-GAAP Financial Measures” below.

Results of Operations

Revenue

The following table presents Revenue and tons sold (in millions, except per ton amounts and percentages):

	Three Months Ended
	September 30,		Change
	2018	2017	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$12.16	$12.32	$(0.16)	(1.3)
Tons sold	13.1	15.5	(2.4)	(15.5)
Coal revenue	$159.0	$191.5	$(32.5)	(17.0)
Other revenue	$2.9	$6.5	$(3.6)	(55.4)
Logistics and Related Activities
Total tons sold	1.5	1.4	0.1	7.1
Realized price per ton sold - Asian export	$60.63	$48.67	$11.96	24.6
Tons sold - Asian export	1.5	1.3	0.2	15.4
Realized price per ton sold - Domestic	$53.28	$50.48	$2.80	5.5
Tons sold - Domestic (1)	—	—	—	—
Revenue	$91.0	$67.7	$23.3	34.4
Other
Revenue	$—	$0.6	$(0.6)	(100.0)
Eliminations of Intersegment Sales
Revenue	$(19.8)	$(17.4)	$(2.4)	(13.8)
Total Consolidated
Revenue	$233.1	$248.9	$(15.8)	(6.3)

(1)                                 For the three months ended September 30, 2018 and 2017, the domestic logistics volumes were 35,000 tons and 44,100 tons, respectively.

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 (in millions):

Three months ended September 30, 2017	$191.5
Changes associated with volumes	(30.4)
Changes associated with prices	(2.1)
Three months ended September 30, 2018	$159.0

Coal revenue decreased for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to fewer tons sold.  Volumes decreased due to the continued impact from the heavy rain seen in the second quarter which caused spoil failures in two pits at the Antelope Mine, and has resulted in significant overburden rehandling during the third quarter of 2018.  Realized prices for the three months ended September 30, 2018 decreased as compared to the same period in 2017 due to the expiration of higher priced contracts being replaced by lower priced contracts.

Logistics and Related Activities Segment

Revenue increased for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to an improved export market.  We shipped 11 vessels during the three months ended September 30, 2018 compared to nine vessels during the same period in 2017.  Realized prices have increased 24.6% for the three months ended September 30, 2018 compared to the same period in 2017.

Other

Revenue decreased for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to no brokered sales for the three months ended September 30, 2018 compared to $0.5 million for the same period in 2017.

Cost of Product Sold

The following table presents Cost of product sold (in millions, except per ton amounts and percentages):

	Three Months Ended
	September 30,		Change
	2018	2017	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$11.05	$9.65	$1.40	14.5
Cost of product sold (produced coal)	$144.5	$150.0	$(5.5)	(3.7)
Other cost of product sold	$1.7	$2.7	$(1.0)	(37.0)
Logistics and Related Activities
Average cost per ton sold - Asian export	$53.57	$46.42	$7.15	15.4
Average cost per ton sold - Domestic	$50.89	$47.83	$3.06	6.4
Cost of product sold	$81.8	$69.6	$12.2	17.5
Other
Cost of product sold	$—	$0.6	$(0.6)	(100.0)
Eliminations of Intersegment Sales
Cost of product sold	$(19.5)	$(17.3)	$(2.2)	(12.7)
Total Consolidated
Cost of product sold	$208.5	$205.6	$2.9	1.4

Owned and Operated Mines Segment

Cost of product sold decreased in the three months ended September 30, 2018 as compared to the same period in 2017 primarily due to the decrease in tons sold, which decreased production taxes and royalties.  In addition, labor costs decreased due to decreased headcount and benefit costs.  Partially offsetting these decreases were increases in fuel and lubes, repairs and maintenance, and explosives.  Fuel and lubes increased as a result of an increase in the price of diesel and higher consumption rates.  Repairs and maintenance increased as a result of running more haul trucks, as well as work done at our rebuild center on various draglines, dippers and buckets.  Explosives increased as a result of an increase in overburden removal.  The average cost per ton sold increased primarily due to the lower production and higher strip ratio.  Cost of product sold and average cost per ton sold have been revised for the three months ended September 30, 2017 from prior period presentation to reflect the adoption of Accounting Standards Update (“ASU”) 2017-07.  The adoption, which required certain postretirement benefit costs to be relocated out of Operating income (loss), increased Cost of product sold and average cost per ton sold by $1.3 million and $0.09, respectively, from what was previously reported for the three months ended September 30, 2017.  See Note 2 for further information regarding the impact of this ASU on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Logistics and Related Activities Segment

Cost of product sold increased in the three months ended September 30, 2018 as compared to the same period in 2017 primarily due to an increase in rail fuel surcharges, higher severance taxes, and price variable rail rates on our export sales.  We shipped 11 vessels during the three months ended September 30, 2018 compared to nine vessels during the same period in 2017.

Other

Cost of product sold decreased in the three months ended September 30, 2018 due to a decrease in our broker activity as compared to the same period in 2017.

Operating Income (Loss)

The following table presents Operating income (loss) (in millions, except for percentages):

	Three Months Ended
	September 30,		Change
	2018	2017	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$(2.6)	$25.8	$(28.4)	(110.1)
Logistics and Related Activities
Operating income (loss)	$9.2	$(1.9)	$11.1	*
Other
Operating income (loss)	$(5.5)	$(13.4)	$7.9	59.0
Eliminations of Intersegment Sales
Operating income (loss)	$(0.4)	$(0.2)	$(0.2)	(100.0)
Total Consolidated
Operating income (loss)	$0.7	$10.3	$(9.6)	(93.2)

*                                         Not meaningful

Owned and Operated Mines Segment

Operating income decreased in the three months ended September 30, 2018 as compared to the same period in 2017 primarily due to the decrease in Revenue as previously discussed.  Partially offsetting this was the decrease in Cost of product sold as previously discussed.  In addition, Depreciation and depletion decreased $1.5 million primarily due to the decrease in production.  Operating income (loss) has been revised for the three months ended September 30, 2017 from prior period presentation to reflect the adoption of ASU 2017-07.  The adoption, which required certain postretirement benefit costs to be relocated out of Operating income (loss), decreased operating income by $1.3 million from what was previously reported for the three months ended September 30, 2017.  See Note 2 for further information regarding the impact of this ASU on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Logistics and Related Activities Segment

There were no factors other than those previously discussed for Revenue and Cost of product sold that influenced the increase in operating income during the three months ended September 30, 2018 as compared to the same period in 2017.

Other

Operating loss decreased during the three months ended September 30, 2018 as compared to the same period in 2017.  The decrease was primarily related to the $8.0 million decrease in Selling, general and administrative expenses (“SG&A”).  SG&A decreased due to lower stock based compensation and benefit costs.

Other Income (Expense)

The following table presents Other income (expense) (in millions, except for percentages):

	Three Months Ended
	September 30,		Change
	2018	2017	Amount	Percent
Other income (expense)	$12.0	$(7.9)	$19.9	251.9

Other income increased for the three months ended September 30, 2018 as compared to the same period in 2017 primarily due to the $19.5 million gain on the termination of our postretirement medical plan.  See Note 15 for further information.  Other income (expense) has been revised for the three months ended September 30, 2017 from prior period presentation to reflect the adoption of ASU 2017-07.  The adoption, which required certain postretirement benefit costs to be relocated out of Operating income (loss), decreased Other expense by $1.6 million from what was previously reported for the three months ended September 30, 2017.  See Note 2 for further information regarding the impact of this ASU on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Income Tax Provision

As of September 30, 2018 and December 31, 2017, we had deferred tax assets principally arising from: AROs, alternative minimum tax credits, postretirement benefits, contract rights, and net operating loss carry-forwards.  As management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established.

Our statutory income tax rate, including state income taxes, for the three months ended September 30, 2018 was approximately 23%, while the rate for the three months ended September 30, 2017 was approximately 37%.  Our effective tax rate for the three months ended September 30, 2018 and 2017 was 0.0% and (4.9)%, respectively.  The difference between the statutory rates for each period is due to the recent enactment of the Tax Cuts and Jobs Act (“TCJA”) (see Liquidity below).  In addition, the difference between our statutory income tax rate and our effective income tax rate for the three months ended September 30, 2018 and 2017 is primarily the result of the impact of percentage depletion, income tax in the states in which we do business and changes in our valuation allowance.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Summary

The following table summarizes key results (in millions, except per share amounts and percentages):

	Nine Months Ended
	September 30,		Change
	2018	2017	Amount	Percent
Total tons sold	36.9	44.1	(7.2)	(16.3)
Total revenue	$655.1	$673.8	$(18.7)	(2.8)
Net income (loss)	$(24.9)	$(24.5)	$(0.4)	(1.6)
Diluted EPS	$(0.33)	$(0.34)	$0.01	2.9
Adjusted EBITDA (1)	$59.6	$86.0	$(26.4)	(30.7)

(1)                                 EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by U.S. GAAP. A quantitative reconciliation of Net income (loss) to Adjusted EBITDA is found in “Non-GAAP Financial Measures” below.

Results of Operations

Revenue

The following table presents Revenue and tons sold (in millions, except per ton amounts and percentages):

	Nine Months Ended
	September 30,		Change
	2018	2017	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$12.18	$12.23	$(0.05)	(0.4)
Tons sold	36.9	43.9	(7.0)	(15.9)
Coal revenue	$449.4	$536.8	$(87.4)	(16.3)
Other revenue	$10.2	$13.4	$(3.2)	(23.9)
Logistics and Related Activities
Total tons delivered	4.2	3.3	0.9	27.3
Realized price per ton sold - Asian export	$59.21	$48.97	$10.24	20.9
Tons sold - Asian export	4.1	3.1	1.0	32.3
Realized price per ton sold - Domestic	$47.68	$48.75	$(1.07)	(2.2)
Tons sold - Domestic	0.1	0.2	(0.1)	(50.0)
Revenue	$250.0	$161.9	$88.1	54.4
Other
Revenue	$—	$3.0	$(3.0)	(100.0)
Eliminations of Intersegment Sales
Revenue	$(54.5)	$(41.3)	$(13.2)	(32.0)
Total Consolidated
Revenue	$655.1	$673.8	$(18.7)	(2.8)

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 (in millions):

Nine months ended September 30, 2017	$536.8
Changes associated with volumes	(85.6)
Changes associated with prices	(1.8)
Nine months ended September 30, 2018	$449.4

Coal revenue decreased for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to fewer tons sold.  Volumes decreased due to excessive rain, a longer than planned dragline outage, and below plan truck productivity primarily at the Antelope Mine during the second quarter of 2018.  Antelope production continued to be impacted by the heavy rain which caused spoil failures in two pits and has resulted in significant overburden rehandling in the third quarter of 2018.  Realized prices for the nine months ended September 30, 2018 were slightly lower than those seen in the same period in 2017.

Logistics and Related Activities Segment

Revenue increased for the nine months ended September 30, 2018 compared to the same period in 2017 due to an improved export market.  We shipped 31 vessels and a total of 4.1 million tons internationally in the first nine months of 2018 compared to 3.3 million tons on 23 vessels in the first nine months of 2017.  Realized prices on our export sales have increased 20.9% for the nine months ended September 30, 2018 compared to the same period in 2017.

Other

Revenue decreased for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to no brokered sales for the nine months ended September 30, 2018 compared to $2.8 million for the same period in 2017.

Cost of Product Sold

The following table presents Cost of product sold (in millions, except per ton amounts and percentages):

	Nine Months Ended
	September 30,		Change
	2018	2017	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$11.28	$9.77	$1.51	15.5
Cost of product sold (produced coal)	$416.2	$429.0	$(12.8)	(3.0)
Other cost of product sold	5.6	6.2	(0.6)	(9.7)
Logistics and Related Activities
Average cost per ton sold - Asian export	$53.31	$48.52	$4.79	9.9
Average cost per ton sold - Domestic	$43.11	$46.05	$(2.94)	(6.4)
Cost of product sold	$229.8	$174.7	$55.1	31.5
Other
Cost of product sold	$—	$2.9	$(2.9)	(100.0)
Eliminations of Intersegment Sales
Cost of product sold	$(54.2)	$(41.2)	$(13.0)	(31.6)
Total Consolidated
Cost of product sold	$597.4	$571.6	$25.8	4.5

Owned and Operated Mines Segment

Cost of product sold decreased in the nine months ended September 30, 2018 as compared to the same period in 2017 primarily due the decrease in tons sold, which decreased production taxes and royalties.  In addition, labor costs decreased due to decreased headcount and benefit costs.  Partially offsetting these decreases were increases in fuel and lubes and repairs and maintenance.  Fuel and lubes increased as a result of an increase in the price of diesel and consumption rates.  Repairs and maintenance increased as a result of running more haul trucks, as well as work done at our rebuild center on various draglines, dippers and buckets.  The average cost per ton sold increased primarily due to the lower production and higher strip ratios.  Cost of product sold and average cost per ton sold have been revised for the nine months ended September 30, 2017 from prior period presentation to reflect the adoption of ASU 2017-07.  The adoption, which required certain postretirement benefit costs to be relocated out of Operating income (loss), increased Cost of product sold and average cost per ton sold by $4.0 million and $0.09, respectively, from what was previously reported for the nine months ended September 30, 2017.  See Note 2 for further information regarding the impact of this ASU on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Logistics and Related Activities Segment

Cost of product sold increased in the nine months ended September 30, 2018 as compared to the same period in 2017 due to the increase in export sales.  We shipped 4.1 million tons on 31 vessels during the nine months ended September 30, 2018 compared to 3.1 million tons on 23 vessels during the nine months ended September 30, 2017.  In addition, rail fuel surcharges, severance taxes, and price variable rail rates on our export sales have increased.

Other

Cost of product sold decreased in the nine months ended September 30, 2018 due to a decrease in our broker activity as compared to the same period in 2017.

Operating Income (Loss)

The following table presents Operating income (loss) (in millions, except for percentages):

	Nine Months Ended
	September 30,		Change
	2018	2017	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$(13.6)	$50.4	$(64.0)	(127.0)
Logistics and Related Activities
Operating income (loss)	$20.2	$(12.8)	$33.0	*
Other
Operating income (loss)	$(26.7)	$(34.8)	$8.1	23.3
Eliminations of Intersegment Sales
Operating income (loss)	$(0.2)	$(0.2)	$—	—
Total Consolidated
Operating income (loss)	$(20.3)	$2.6	$(22.9)	*

*                                         Not meaningful

Owned and Operated Mines Segment

Operating income decreased in the nine months ended September 30, 2018 as compared to the same period in 2017 primarily due to the decrease in Revenue as previously discussed.  Partially offsetting this was the decrease in Cost of product sold as previously discussed.  In addition, Depreciation and depletion decreased $10.1 million primarily due to the decrease in production.  Finally, we recognized mark-to-market losses on our WTI derivative financial instruments of $3.1 million in the nine months ended September 30, 2017.  We recognized a gain of $0.7 million in the nine months ended September 30, 2018.  Operating income (loss) has been revised for the nine months ended September 30, 2017 from prior period presentation to reflect the adoption of ASU 2017-07.  The adoption, which required certain postretirement benefit costs to be relocated out of Operating income (loss), decreased operating income by $4.0 million from what was previously reported for the nine months ended September 30, 2017.  See Note 2 for further information regarding the impact of this ASU on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Logistics and Related Activities Segment

There were no factors other than those previously discussed for Revenue and Cost of product sold that influenced the increase in operating income during the nine months ended September 30, 2018 as compared to the same period in 2017.

Other

Operating loss decreased during the nine months ended September 30, 2018 as compared to the same period in 2017.  The decrease was primarily related to a decrease of $8.5 million in SG&A costs, partially offset by the factors already discussed related to Revenue and Cost of product sold.  The decrease in SG&A costs were due to lower stock based compensation, benefit costs, and outside services.

Other Income (Expense)

The following table presents Other income (expense) (in millions, except for percentages):

	Nine Months Ended
	September 30,		Change
	2018	2017	Amount	Percent
Other income (expense)	$(4.6)	$(27.8)	$23.2	83.5

Other expense decreased for the nine months ended September 30, 2018 as compared to the same period in 2017 primarily due to the $19.5 million gain on the termination of our postretirement medical plan.  See Note 15 for further information.  In addition, interest expense decreased $1.3 million related to the early retirement of the 2019 Notes during the first quarter of 2017 and $1.3 million related to the letters of credit we obtained.  Not only has the amount of letters of credit decreased, the fees related to the letters of credit have also decreased.  Other income (expense) has been revised for the nine months ended September 30, 2017 from prior period presentation to reflect the adoption of ASU 2017-07.  The adoption, which required certain postretirement benefit costs to be relocated out of Operating income (loss), decreased Other expense by $3.2 million from what was previously reported for the nine months ended September 30, 2017.  See Note 2 for further information regarding the impact of this ASU on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Income Tax Provision

Our statutory income tax rate, including state income taxes for the nine months ended September 30, 2018, was approximately 23%, while the rate for the nine months ended September 30, 2017, was approximately 37%.  Our effective tax rate for the nine months ended September 30, 2018 and 2017 was (1.2)% and (0.1)%, respectively.  The difference between the statutory rates for each period is due to the recent enactment of the Tax Cuts and Jobs Act (“TCJA”) (see Liquidity below).  In addition, the difference between our statutory income tax rate and our effective income tax rate for the nine months ended September 30, 2018 and 2017 is primarily the result of the impact of percentage depletion, income tax in the states in which we do business, and changes in our valuation allowance.

Liquidity and Capital Resources

	September 30,	December 31,
	2018	2017
	(in millions)
Cash and cash equivalents	$109.5	$107.9

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations and, to the extent available under the terms of our agreements, any borrowing capacity under our Amended Credit Agreement and A/R Securitization Program (as defined below).  Additionally, we may also seek to periodically access debt and equity markets depending on market conditions, although we cannot assure you that we will be able to issue debt or equity in the future on terms that we deem acceptable or at all.

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

Capital expenditures are necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and to add new equipment as necessary.  Capital expenditures for the nine months ended September 30, 2018 and 2017 were $7.2 million and $11.3 million, respectively.  Our anticipated capital expenditures are expected to be between $13 million and $15 million in 2018, which we plan to fund through cash from operations.

Overview of Cash Transactions

We started 2018 with cash, cash equivalents, and restricted cash of $108.7 million and concluded the nine months ended September 30, 2018 with $114.0 million.  The primary reason for this increase was cash provided by operating activities of $24.1 million.  This was partially offset by capital expenditures of $7.2 million, cash paid for investments in development projects of $1.9 million, and the 2021 Senior Note payment amortized to deferred gain of $6.3 million. The following table represents cash flows (in millions, except percentages).

	Nine Months Ended
	September 30,		Change
	2018	2017	Amount	Percent
Beginning balance - cash, cash equivalents, and restricted cash	$108.7	$84.4	$24.3	28.8
Net cash provided by (used in) operating activities	24.1	57.0	(32.9)	(57.7)
Net cash provided by (used in) investing activities	(9.0)	(13.4)	4.4	32.8
Net cash provided by (used in) financing activities	(9.8)	(6.4)	(3.4)	(53.1)
Ending balance - cash, cash equivalents, and restricted cash	$114.0	$121.7	$(7.7)	(6.3)

Net cash provided by operating activities decreased for the nine months ended September 30, 2018 as compared to the same period in 2017 primarily due to a decrease in Net income (loss) adjusted for non-cash items of $55.0 million partially offset by an increase in working capital of $22.0 million.

The decrease in cash used in investing activities for the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily related to a decrease in capital expenditures of $4.1 million.

Cash used in financing activities increased for the nine months ended September 30, 2018 as compared to the same period in 2017 primarily due to making our first payment of $0.6 million related to the West Antelope II South lease modification as we received approval during the year in addition to the payment of $0.9 million for deferred financing costs related to the refinancing of the A/R Securitization Program.  During 2017, we received cash proceeds of $68.9 million from the issuance of 13.5 million shares of common stock partially offset by underwriting discounts and commissions related to the equity offering of $4.4 million and the redemption of our outstanding 2019 Notes of $62.1 million.

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

On May 24, 2018, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) that amended and restated the existing Credit Agreement.  The Amended Credit Agreement extended the maturity of the Credit Agreement from February 21, 2019 to May 24, 2021 and reduced the maximum borrowing capacity to $150 million from the previous maximum capacity of $400 million.  The borrowing capacity under the Amended Credit Agreement is reduced by the undrawn face amount of letters of credit issued and outstanding under the Amended Credit Agreement, which may be up to $70 million at any time.  The Amended Credit Agreement also requires new quarterly financial covenants of (a) a ratio of first lien gross debt under the Amended Credit Agreement, capital leases and the A/R Securitization Program (including issued but undrawn letters of credit) to EBITDA (as defined in the Amended Credit Agreement) equal to or less than 1.75 to 1; (b) a ratio of EBITDA less capital expenditures to Fixed Charges (as defined in the Amended Credit Agreement) of not less than 1.15 to 1; and (c) a ratio of funded debt (excluding issued but undrawn letters of credit) less unrestricted cash to EBITDA equal to or less than (i) 4.00 to 1 through June 30, 2019, (ii) 3.50 to 1 from September 30, 2019 to December 31, 2019, (iii) 3.00 to 1 from March 31, 2020 to June 30, 2020 and (iv) 2.50 to 1 from September 30, 2020 to maturity.  The Amended Credit Agreement also revised the minimum liquidity covenant to require minimum liquidity of not less than $100 million as of the last day of each fiscal quarter, which was reduced from the prior requirement under the Credit Agreement to maintain monthly liquidity of not less than $125 million.  Lastly, it revised various negative covenants and baskets that would apply to, among other things, the incurrence of debt, making investments, asset dispositions, and restricted payments.  The borrowing capacity is limited by the financial covenants, calculated on a quarterly basis, and will fluctuate from quarter to quarter.

We were in compliance with the covenants contained in the Amended Credit Agreement as of September 30, 2018 and December 31, 2017.  As of September 30, 2018, based upon the quarterly financial covenant calculation, we had $16.2 million of borrowing capacity available under the Amended Credit Agreement.

As of September 30, 2018 and December 31, 2017, we had no borrowings under the Amended Credit Agreement.  There were no longer any undrawn letters of credit under the Amended Credit Agreement as all issued letters of credit had been transferred to the A/R Securitization Program as of December 31, 2017.  Based on current operating plans and forecasts and ongoing challenging industry conditions, there are no assurances that we will remain in compliance with the Amended Credit Agreement’s financial covenants for the next 12 months.

A default under the Amended Credit Agreement would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, and require cash collateralization if there were any outstanding letters of credit obligations.  A default and acceleration of obligations under the Amended Credit Agreement would also trigger cross-defaults for our Senior Notes due 2021 and 2024, which would permit the Senior Notes’ lenders to require immediate repayment of all principal, interest, fees and other amounts payable thereunder.  A default under the Amended Credit Agreement would also trigger a cross-default for our A/R Securitization Program, which would permit the lender to terminate the A/R Securitization Program and trigger collateralization requirements for outstanding letter of credit obligations.  In the event of a potential or actual default, we may not be granted waivers or be able to reach agreement on amendments under our Amended Credit Agreement.

We reserve the right to terminate the Amended Credit Agreement should we deem it appropriate to achieve our business objectives and priorities.  A potential Amended Credit Agreement termination would not result in a default under the A/R Securitization Program or Senior Notes due 2021 and 2024.  Based on our current forecast, we expect that we will not remain in compliance with our Amended Credit Agreement within the next 12 months.  We are currently evaluating various scenarios, which include the potential near-term termination of the Amended Credit Agreement, which would eliminate any potential noncompliance with the Amended Credit Agreement.  This would permanently reduce our sources of liquidity to our cash and our A/R Securitization Program capacity, which would have been $115.4 million at September 30, 2018.

Upon the execution of the Amended Credit Agreement, we recorded a charge of $1.6 million in interest expense to write off certain deferred financing costs as certain banks of the syndicate changed and recorded $3.6 million of new deferred financing costs.  The aggregate deferred financing costs are being amortized on a straight-line basis to interest expense over the remaining term of the Amended Credit Agreement.

A/R Securitization Program

On May 24, 2018, the Accounts Receivable Securitization Program (the “A/R Securitization Program”) was amended to extend the term of the A/R Securitization Program to May 24, 2021 from January 23, 2020.  All other terms of the program remained substantially the same.  The A/R Securitization Program allows for a maximum borrowing capacity of $70 million.  The borrowing capacity is limited by eligible accounts receivable (as defined under the terms of the A/R Securitization Program), calculated on a monthly basis, and will fluctuate from month to month.  The borrowing capacity is reduced by the undrawn face amount of letters of credit issued and outstanding under the A/R Securitization Program.  As of September 30, 2018, we had $27.9 million of borrowing capacity under the A/R Securitization Program, of which $5.9 million was available.  The undrawn face amount of letters of credit outstanding was $22.0 million as of September 30, 2018.  As of December 31, 2017, there was a $1.1 million deficit between the borrowing capacity and the undrawn face amount of letters of credit, which was cash-collateralized into a restricted cash account in early January 2018.  The restriction was lifted on the $1.1 million in early March 2018.  There were no borrowings outstanding under the A/R Securitization Program as of September 30, 2018 or December 31, 2017.

Upon the execution of the amendment we recorded $0.9 million of new deferred financing costs.  The aggregate deferred financing costs are being amortized on a straight-line basis to interest expense over the remaining term of the A/R Securitization Program.

Our A/R Securitization Program supports the current collateral requirements associated with outstanding third-party surety bonds that primarily secure the performance of our reclamation and lease obligations.

Liquidity

Our aggregate availability for borrowing under the Amended Credit Agreement and the A/R Securitization Program was approximately $22.1 million as of September 30, 2018.  Our total liquidity, which includes cash and cash equivalents and, to the extent available under the terms of our agreements, amounts available under both our Amended Credit Agreement and the A/R Securitization Program, was $131.6 million as of September 30, 2018.

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

In addition, we believe our sources of liquidity will be sufficient to fund the expected cash settlement of our 2016 performance share units upon any vesting in March 2019.  The balance of the liability relating to the

2016 grants was $5.2 million as of September 30, 2018.  Using the current fair market value of this award, the total cash payout in March 2019 is currently estimated at $6.2 million.

If we do not have sufficient resources from ongoing operations to satisfy our obligations or the timing of payments on our obligations does not coincide with cash inflows from operations, we may need to use our cash on hand or, to the extent available under the terms of our agreements, borrow under our Amended Credit Agreement or our A/R Securitization Program.  Any further issuance of letters of credit through our A/R Securitization Program to support additional surety bond collateral requirements would restrict cash and directly reduce liquidity available to operations.  If the obligation is in excess of these amounts or if we do not have sufficient or any borrowing capacity under these agreements, we may need to seek additional borrowing sources or take other actions.  Depending upon existing circumstances at the time, we may not be able to obtain additional funding on acceptable terms or at all.  In addition, our existing debt instruments contain restrictive covenants, which may prohibit us from borrowing under our Amended Credit Agreement or pursuing certain alternatives to obtain additional funding.

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

As of September 30, 2018, we had $407.6 million of reclamation and lease bonds with underwriters backed by collateral of approximately 5%, or $22.0 million, in the form of letters of credit under our A/R Securitization Program.  The terms and conditions with the issuers of the surety bonds allow for collateral calls to mitigate their exposure.  The amount of collateral that could be required under these collateral calls would be based on the underlying bonded assets and their risks, our credit profile, and overall market conditions.  Should further collateral for these obligations be called, this could utilize a significant portion of our existing liquidity or potentially exceed our existing liquidity.  If we are unable to obtain or retain required surety bonds, we may be unable to satisfy legal requirements necessary to conduct our mining operations.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of results that can be expected for future quarters or the full year.  Refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K for a discussion of our critical accounting policies and estimates.

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

The following tables present a reconciliation of consolidated Net income (loss) to consolidated Adjusted EBITDA,  consolidated Net income (loss) to consolidated Operating income (loss), and segment Operating income (loss) to segment Adjusted EBITDA (in millions):

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) (1)	$12.7	$2.6	$(24.9)	$(24.5)
Interest income	(0.3)	(0.1)	(0.8)	(0.3)
Interest expense	8.4	9.6	28.1	32.4
Income tax (benefit) expense	—	(0.1)	0.3	—
Depreciation and depletion	17.4	18.8	46.8	56.7
EBITDA	38.2	30.7	49.5	64.3
Accretion	1.9	1.9	5.4	5.5
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains) (2)	(0.7)	(0.8)	(0.7)	3.1
Inclusion of cash amounts received (paid) (3)	—	(0.8)	—	(2.0)
Total derivative financial instruments	(0.7)	(1.6)	(0.7)	1.1
Impairments	—	—	0.8	—
Non-cash throughput amortization expense and contract termination payments	1.3	5.1	4.7	15.0
Adjusted EBITDA (1)	$40.7	$36.0	$59.6	$86.0

(1)                                 Includes a non-cash gain on the termination of our postretirement medical plan of $19.5 million for the three and nine months ended September 30, 2018.  Excluding this non-cash gain, Adjusted EBITDA would have been $21.2 million and $40.1 million for the three and nine months ended September 30, 2018, respectively.  See Note 15 for a discussion regarding the termination of our postretirement medical plan effective January 1, 2019.

(2)                                 Fair value mark-to-market (gains) losses reflected on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(3)                                 Cash amounts received and paid reflected within operating cash flows in the Unaudited Condensed Consolidated Statements of Cash Flows.

Adjusted EBITDA by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) (1)	$12.7	$2.6	$(24.9)	$(24.5)
Interest income	(0.3)	(0.1)	(0.8)	(0.3)
Interest expense	8.4	9.6	28.1	32.4
Other, net	(0.1)	0.1	0.5	0.5
Income tax expense (benefit)	—	(0.1)	0.3	—
Loss (income) from unconsolidated affiliates, net of tax	—	(0.1)	(0.3)	(0.8)
Net periodic postretirement benefit cost (income), excluding service cost	(20.0)	(1.6)	(23.3)	(4.8)
Consolidated operating income (loss) (1)	$0.7	$10.3	$(20.3)	$2.6

Owned and Operated Mines
Operating income (loss) (2)	$(2.6)	$25.8	$(13.6)	$50.3
Depreciation and depletion	17.1	18.5	45.9	56.1
Accretion	1.8	1.7	5.0	5.1
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)	(0.7)	(0.8)	(0.7)	3.1
Inclusion of cash amounts received (paid)	—	(0.8)	—	(2.0)
Total derivative financial instruments	(0.7)	(1.6)	(0.7)	1.1
Impairments	—	—	0.8	—
Net periodic postretirement benefit income (cost), excluding service cost	16.7	1.3	19.4	4.0
Other	—	(0.1)	(0.6)	(0.5)
Adjusted EBITDA (2)	$32.3	$45.6	$56.2	$116.1

Logistics and Related Activities
Operating income (loss)	$9.2	$(1.9)	$20.2	$(12.8)
Non-cash throughput amortization expense and contract termination payments	1.3	5.1	4.7	15.0
Adjusted EBITDA	$10.5	$3.2	$24.9	$2.2

Other Unallocated Operating Income (Loss)
Other operating income (loss)	$(5.5)	$(13.4)	$(26.7)	$(34.8)
Elimination of intersegment operating income (loss)	$(0.3)	$(0.2)	$(0.2)	$(0.2)

(1)                                 Includes a non-cash gain on the termination of our postretirement medical plan of $19.5 million for the three and nine months ended September 30, 2018.  See Note 15 for a discussion regarding the termination of our postretirement medical plan effective January 1, 2019.

(2)                                 The Owned and Operated Mines segment includes a non-cash gain on the termination of our postretirement medical plan of $16.2 million for the three and nine months ended September 30, 2018.  Excluding this non-cash gain, Adjusted EBITDA for the Owned and Operated Mines segment would have been $16.1 million and $40.0 million for the three and nine months ended September 30, 2018, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices or credit standings.  We believe our principal market risks are commodity price risk, interest rate risk, and credit risk.

Commodity Price Risk

Historically, we have principally managed the commodity price risk for our coal contract portfolio with long-term coal sales agreements of varying terms and durations.  In recent years, our business has become more variable and less predictable because utilities are adjusting their purchasing pattern based on natural gas prices, weather, and other factors.  Market risk includes the potential for changes in the market value of our coal portfolio, which includes index sales and export pricing.  As of October 17, 2018, we have contracted to sell approximately 52 million tons during 2018, all of which are under fixed-price contracts.  Due to operational issues at the Antelope Mine, we currently expect to ship between 49 and 51 million tons in 2018.  We are working with our customers to move a portion of Antelope tons to our other mines or into 2019 where possible.

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $4.7 million over the next 12 months.  In July 2018, we entered into WTI derivative financial instruments to manage certain exposures to diesel fuel prices.  The terms of the program are disclosed in Note 11 of our Unaudited Condensed Consolidated Financial Statements in Item 1.

Interest Rate Risk

Our Amended Credit Agreement, certain of our capital leases, and our A/R Securitization Program are subject to adjustable interest rates.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of our 2017 Form 10-K.  We had no outstanding borrowings under our Amended Credit Agreement or A/R Securitization Program as of September 30, 2018.  If we borrow funds under the Amended Credit Agreement or A/R Securitization Program, we may be subject to increased sensitivity to interest rate movements.

Some of the $3.0 million of borrowings under the capital leasing program are also subject to adjustable interest rates although any change to the rate would not have a significant impact on cash flow.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to senior management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018, and has concluded that such disclosure controls and procedures are effective.

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

Covenants under our Amended Credit Agreement may limit the amount of funds available to us or potentially result in an event of default.

Our ability to borrow is subject to the terms and conditions of our Amended Credit Agreement.  The financial covenants are based on EBITDA for the preceding four fiscal quarters (which is defined in the Amended Credit Agreement and is not the same as EBITDA or Adjusted EBITDA otherwise presented).  The covenants include:  (a) a ratio of first lien gross debt under the Amended Credit Agreement, capital leases and the A/R Securitization Program (including issued but undrawn letters of credit) to EBITDA equal to or less than 1.75 to 1; (b) a ratio of EBITDA less capital expenditures to Fixed Charges (as defined in the Amended Credit Agreement) of not less than 1.15 to 1; and (c) a ratio of funded debt (excluding issued but undrawn letters of credit) less unrestricted cash to EBITDA equal to or less than (i) 4.00 to 1 through June 30, 2019, (ii) 3.50 to 1 from September 30, 2019 to December 31, 2019, (iii) 3.00 to 1 from March 31, 2020 to June 30, 2020 and (iv) 2.50 to 1 from September 30, 2020 to maturity.  The Amended Credit Agreement also requires us to maintain liquidity of not less than $100 million as of the last day of each fiscal quarter.  Although we were in compliance with the covenants contained in the Amended Credit Agreement as of September 30, 2018, our available borrowing capacity under the Amended Credit Agreement was reduced to approximately $16.2 million as of September 30, 2018.  As of September 30, 2018, we had no borrowings under the Amended Credit Agreement.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement.”

We cannot assure you that we will remain in compliance with the Amended Credit Agreement’s financial covenants.  In the event of a potential or actual default, we may not be granted waivers or be able to reach agreement on amendments to our Amended Credit Agreement.  A default under the Amended Credit Agreement would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, and require cash collateralization if there were any outstanding letters of credit obligations.

A default under the Amended Credit Agreement would also trigger a cross-default for our A/R Securitization Program, which would permit the lender to terminate the A/R Securitization Program and trigger collateralization requirements for outstanding letter of credit obligations.

A default and acceleration of obligations under the Amended Credit Agreement would also trigger cross-defaults on our Senior Notes due 2021 and 2024, which would permit the Senior Notes’ lenders to require immediate repayment of all principal, interest, fees and other amounts payable thereunder.  The Senior Notes due 2021 and 2024 require a double-trigger (two conditions): a default and an acceleration of an amount greater than $50 million.  As of September 30, 2018, our combined obligations under the Amended Credit Agreement and the A/R Securitization Program were below $50 million

Our reliance on information technology, including systems managed by third parties, exposes us to risks from system failures and cybersecurity incidents that could materially and adversely affect our operations, financial results and reputation and result in significant costs and liabilities.

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

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index at page 75 of this report.

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

CLOUD PEAK ENERGY INC.

	By:	/s/ HEATH A. HILL
Date: October 25, 2018		Heath A. Hill
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)