Form 10-Q
period 2019-03-31
CLOUD PEAK ENERGY INC.
filed 2019-05-10
CIK 1441849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes      ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each Exchange on which registered
*	*	*

* On April 11, 2019, the New York Stock Exchange filed a Form 25 with the Securities and Exchange Commission to remove the common stock of Cloud Peak Energy Inc. from listing and registration on the New York Stock Exchange. Deregistration under Section 12(b) of the Act will become effective 90 days after the filing date of the Form 25.

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 76,507,272 shares outstanding as of May 3, 2019.

CLOUD PEAK ENERGY INC.

PART I — FINANCIAL INFORMATION

Unless the context indicates otherwise, the terms “Cloud Peak Energy,” the “Company,” “we,” “us,” and “our” refer to Cloud Peak Energy Inc. (“CPE Inc.”) and its subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$145,077	$216,309
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	159,960	192,534
Depreciation and depletion	10,687	14,996
Accretion	1,604	1,706
(Gain) loss on derivative financial instruments	(1,809)	—
Selling, general and administrative expenses	18,572	7,318
Impairments	104	—
Other operating costs	239	126
Total costs and expenses	189,357	216,680
Operating income (loss)	(44,280)	(371)
Other income (expense)
Net periodic postretirement benefit income (cost), excluding service cost	1,755	1,617
Interest income	287	263
Interest expense	(7,692)	(9,188)
Other, net	(14)	(268)
Total other income (expense)	(5,664)	(7,576)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(49,944)	(7,947)
Income tax benefit (expense)	(40)	(63)
Income (loss) from unconsolidated affiliates, net of tax	236	272
Net income (loss)	(49,748)	(7,738)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	—	(1,837)
Postretirement medical plan termination	(1,755)	—
Income tax on postretirement medical plan	—	—
Other comprehensive income (loss)	(1,755)	(1,837)
Total comprehensive income (loss)	$(51,503)	$(9,575)
Income (loss) per common share:
Basic	$(0.65)	$(0.10)
Diluted	$(0.65)	$(0.10)
Weighted-average shares outstanding - basic	76,020	75,329
Weighted-average shares outstanding - diluted	76,020	75,329

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$43,633	$91,196
Accounts receivable, net	24,706	33,527
Due from related parties	108	—
Inventories, net	70,722	70,040
Income tax receivable	15,768	15,808
Other prepaid and deferred charges	32,392	27,527
Other assets	804	4,205
Total current assets	188,133	242,303

Noncurrent assets
Property, plant and equipment, net	642,810	654,372
Income tax receivable	15,768	15,768
Other assets	35,617	16,213
Total assets	$882,328	$928,656

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$34,770	$34,210
Royalties and production and property taxes	48,686	53,232
Accrued expenses	29,578	26,385
Due to related parties	1	71
Current portion of federal coal lease obligations	420	379
Other liabilities	2,574	4,019
Total current liabilities	116,029	118,296

Noncurrent liabilities
Senior notes	397,327	396,373
Federal coal lease obligations, net of current portion	984	1,404
Asset retirement obligations, net of current portion	93,923	92,591
Royalties and production and property taxes	25,679	20,587
Other liabilities	5,088	5,731
Total liabilities	639,030	634,982
Commitments and Contingencies (Notes 5 and 17)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 76,984 and 76,283 shares issued and 76,507 and 75,806 outstanding as of March 31, 2019 and December 31, 2018, respectively)	765	758
Treasury stock, at cost (477 shares as of both March 31, 2019 and December 31, 2018)	(6,498)	(6,498)
Additional paid-in capital	657,799	656,925
Retained earnings (accumulated deficit)	(420,297)	(370,795)
Accumulated other comprehensive income (loss)	11,529	13,284
Total equity	243,298	293,674
Total liabilities and equity	$882,328	$928,656

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Three Months Ended March 31, 2019
						Retained	Accumulated
					Additional	Earnings/	Other
	Common Stock		Treasury Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balances as of January 1, 2019	75,806	$758	477	$(6,498)	$656,925	$(370,795)	$13,284	$293,674
Net income (loss)	—	—	—	—	—	(49,748)	—	(49,748)
Adoption of new accounting standard	—	—	—	—	—	246	—	246
Postretirement benefit adjustment, net of tax	—	—	—	—	—	—	(1,755)	(1,755)
Equity-based compensation expense	—	—	—	—	1,106	—	—	1,106
Employee common stock withheld to cover withholding taxes	701	7	—	—	(232)	—	—	(225)
Balances as of March 31, 2019	76,507	$765	477	$(6,498)	$657,799	$(420,297)	$11,529	$243,298

	Three Months Ended March 31, 2018
						Retained	Accumulated
					Additional	Earnings/	Other
	Common Stock		Treasury Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balances as of January 1, 2018	75,167	$752	477	$(6,498)	$652,702	$347,046	$13,807	$1,007,809
Net income (loss)	—	—	—	—	—	(7,738)	—	(7,738)
Adoption of new accounting standard	—	—	—	—	—	121	—	121
Postretirement benefit adjustment, net of tax	—	—	—	—	—	—	(1,837)	(1,837)
Equity-based compensation expense	—	—	—	—	1,644	—	—	1,644
Restricted stock issuance, net of forfeitures	502	5	—	—	(5)	—	—	—
Employee common stock withheld to cover withholding taxes	—	—	—	—	(1,165)	—	—	(1,165)
Balances as of March 31, 2018	75,669	$757	477	$(6,498)	$653,176	$339,429	$11,969	$998,833

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CLOUD PEAK ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(49,748)	$(7,738)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	10,687	14,996
Accretion	1,604	1,706
Impairments	104	—
Loss (income) from unconsolidated affiliates, net of tax	(236)	(272)
Distributions of income from unconsolidated affiliates	—	1,000
Gain on sale of assets	(1,376)	—
Equity-based compensation expense	1,106	(1,709)
Settlement of completed derivatives	(1,809)	—
Net periodic postretirement benefit cost (credit)	(1,755)	(1,421)
Payments for logistics contracts	(2,500)	(2,500)
Logistics throughput contract amortization expense	3,777	4,161
Other	1,077	2,075
Changes in operating assets and liabilities:
Accounts receivable	8,821	5,050
Inventories, net	(693)	2,523
Due to or from related parties	(179)	193
Other assets	(2,604)	6,524
Accounts payable and accrued expenses	3,365	(327)
Asset retirement obligations	(272)	(185)
Net cash provided by (used in) operating activities	(30,631)	24,076

Investing activities
Purchases of property, plant and equipment	(1,143)	(2,646)
Investment in development projects	—	(360)
Proceeds from the sale of assets	3,198	—
Net cash provided by (used in) investing activities	2,055	(3,006)

Financing activities
Principal payments on federal coal leases	(379)	(574)
Principal payments on finance leases	(408)	(648)
Net cash provided by (used in) financing activities	(787)	(1,222)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(29,363)	19,848
Cash, cash equivalents, and restricted cash at beginning of period	92,128	108,673
Cash, cash equivalents, and restricted cash at end of period	$62,765	$128,521

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business

We produce coal in the United States of America (“U.S.”) and the Powder River Basin (“PRB”).  We operate some of the safest mines in the coal industry.  According to the most current Mine Safety and Health Administration (“MSHA”) data, we have one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.  We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., where we own and operate three surface coal mines: the Antelope Mine, the Cordero Rojo Mine, and the Spring Creek Mine.

Our Antelope Mine and Cordero Rojo Mine are located in Wyoming and our Spring Creek Mine is located in Montana.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation.  In 2018, the coal we produced generated approximately 2% of the electricity produced in the U.S.  We do not produce any metallurgical coal.  Our Cordero Rojo Mine was impaired down to the fair value of associated land and certain mining equipment in the fourth quarter of 2018.  See Note 7 of Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Form 10-K”) for further details.

In addition, we have two development projects, both located in the Northern PRB.  For purposes of this report, the term “Northern PRB” refers to the area in the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.  The Youngs Creek project is an undeveloped surface mine project located in Wyoming, seven miles south of our Spring Creek Mine and contiguous with the Wyoming-Montana state line.  The Big Metal project is located near the Youngs Creek project on the Crow Indian Reservation in southeast Montana.  Any future development and coal production from these two projects remains subject to significant risk and uncertainty.  These two development projects were fully impaired in the fourth quarter of 2018, other than the fair value of associated land.  See Note 7 of Notes to Consolidated Financial Statements in Item 8 of our 2018 Form 10-K for further details.

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

Filing under Chapter 11 of the United States Bankruptcy Code

During the fourth quarter of 2018 and through the filing date of this Form 10-Q, we made a number of announcements regarding our engagement of various advisors to assist in reviewing alternatives including the potential sale of the Company and to assist in reviewing our capital structure and strategic restructuring alternatives.  During that time, we experienced a number of adverse events that negatively impacted our financial results, liquidity and future prospects, which raised substantial doubt about our ability to continue as a going concern, and resulted in our decision to seek Chapter 11 bankruptcy protection.

On May 10, 2019 (the “Petition Date”), Cloud Peak Energy Inc. (“CPE,” the “Company” or “we”) and substantially all of its wholly owned domestic subsidiaries (the “Filing Subsidiaries” and, together with Cloud Peak Energy, the “Debtors”) filed voluntary petitions (collectively, the “Bankruptcy Petitions”) under Chapter 11 (“Chapter 11”) of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  The Debtors have filed a motion to have their Chapter 11 cases (collectively, the “Chapter 11 Cases”) jointly administered under the caption In re Cloud Peak Energy Inc., et al.  Each Debtor will continue to operate its business as a “debtor in possession” (“DIP”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On the Petition Date, the Debtors filed a number of motions with the Bankruptcy Court generally designed to stabilize their operations and facilitate the Debtors’ transition into Chapter 11.  Certain of these motions seek authority from the Bankruptcy Court for the Debtors to make payments upon, or otherwise honor, certain obligations that arose prior to the Petition Date, including obligations related to employee wages, salaries and benefits, taxes, and certain vendors and other providers essential to the Debtors’ businesses. The Debtors expect that the Bankruptcy Court will approve the relief sought in these motions on an interim basis.

The Debtors are seeking to sell all or substantially all of their assets pursuant to Section 363 of the Bankruptcy Code.  To facilitate their continued marketing and sales process, the Debtors will be filing a motion with the Bankruptcy Court to approve a marketing and bidding procedures process, including milestones by which parties in interest will be required to submit indications of interest and bids for all or a portion of the Debtors’ assets.

For the duration of the Chapter 11 Cases, the Company’s operations and its ability to develop and execute its business plan are subject to risks and uncertainties associated with the Chapter 11 Cases. As a result of these risks and uncertainties, the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of its operations, properties and capital plans included in these financial statements may not accurately reflect its operations, properties and capital plans following the Chapter 11 Cases.

As disclosed in our Current Report on Form 8-K on March 26, 2019, we were notified by the New York Stock Exchange (“NYSE”) that they had determined our common stock was no longer suitable for listing on the NYSE based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual, and commenced proceedings to delist our common stock.  Trading in our common stock was suspended immediately.  Our common stock began trading on the OTC Pink on March 27, 2019, under the symbol “CLDP”.  We expect that our existing common stock will be extinguished upon our emergence from Chapter 11, and existing equity holders are unlikely to receive any consideration in respect of their equity interests.

Sale and Plan Support Agreement

Prior to filing the Bankruptcy Petitions, on May 6, 2019, the Company and the Filing Subsidiaries entered into a Sale and Plan Support Agreement (the “Support Agreement”) with holders of approximately 62% in principal amount of the 12.00% second lien senior notes due 2021 (the “2021 Notes”) and holders of more than 50% in principal amount of the 6.375% senior notes due 2024 (the “2024 Notes” and together with the 2021 Notes, the “Notes”).  The Support Agreement provides that the holders of Notes party thereto will, among other things, support a marketing and sale process to be conducted by the Company in Chapter 11 and vote in favor of an orderly plan of liquidation that complies with certain provisions of the Support Agreement.

Subsequently, on May 9, 2019, the Company and the Filing Subsidiaries entered into an Amended and Restated Sale and Plan Support Agreement (the “Amended and Restated Support Agreement”) with holders of approximately 62% in principal amount of the 2021 Notes and holders of more than 50% in principal amount of the 2024 Notes.

The Amended and Restated Support Agreement provides, among other things, that:

•                  the holders of the Notes party thereto (the “Noteholders”) will support the sale process the Debtors will conduct during their Chapter 11 Cases;

•      the Noteholders will vote in favor of an orderly plan of liquidation that complies with certain provisions of the Amended and Restated Support Agreement;

•                  the holders of 2021 Notes will consent to priming liens and the use of cash collateral in connection with the DIP Financing (described below);

•                  certain of the Noteholders have committed to provide the DIP Financing;

•                  the Noteholders consent to receiving distributions of any sale proceeds after the payment of certain administrative and priority claims;

•                  the Company and the subsidiary guarantors under the indenture governing the 2021 Notes reaffirm the guarantees under the 2021 Notes and stipulate to the validity of liens held by the secured parties under the 2021 Notes; and

•                  the Company and the subsidiary guarantors under the indenture governing the 2024 Notes reaffirm the guarantees under the 2024 Notes.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debtor-in-Possession Financing

The Debtors expect to enter into an approximately $35 million debtor-in-possession term loan facility (the “DIP Financing”) with certain of the Noteholders on terms and conditions set forth in the DIP credit agreement filed with the Bankruptcy Court.  The Company expects $10 million of the total DIP Financing will be available on an interim basis.  Upon approval by the Bankruptcy Court and the satisfaction of the conditions set forth in the DIP credit agreement, the DIP Financing will provide the Debtors with valuable liquidity, which, along with the A/R Securitization Program, cash on hand and cash generated from ongoing operations, will be used to support the business and the marketing and sale process.

Amendment to A/R Securitization Program

Cloud Peak Energy Resources LLC (“CPE Resources”) is party to an Accounts Receivable Securitization Program (the “A/R Securitization Program”) with PNC Bank, National Association, as administrator.  Effective May 10, 2019, we entered into a second amendment to the Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement Amendment”) that modified the Receivables Purchase Agreement such that the Chapter 11 Cases would not result in an automatic termination of the A/R Securitization Program and resulting acceleration of the obligations thereunder.  However, if an order approving certain amendments to the A/R Securitization Program, the assumption of the related documents and superpriority status for the claims under the program is not entered on or prior to May 15, 2019, a termination event under the A/R Securitization Program will occur.  Should the A/R Securitization Program terminate, the Company would have to cash-collateralize the portion of letters of credit not currently cash-collateralized.

Liquidity and Ability to Continue as a Going Concern

Our liquidity outlook has continued to decline since the fourth quarter of 2018, which included the termination of our Amended Credit Agreement in November 2018.  Severe weather and train unavailability further compounded operational issues in the first quarter of 2019, affecting production at all three of our mines.  Further, lower export prices, and lower demand overall, are expected to result in significantly lower levels of cash flow from operating activities in the future and have limited our ability to access capital markets.  These factors raise substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should we be unable to continue as a going concern.  See “Filing under Chapter 11 of the United States Bankruptcy Code” above for information on our Bankruptcy Petitions.

Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these Unaudited Condensed Consolidated Financial Statements do not include certain information and footnote disclosures that are required to be included in annual financial statements prepared in conformity with U.S. GAAP.  The year-end Unaudited Condensed Consolidated Balance Sheet data was derived from the Audited Consolidated Financial Statements.  Accordingly, these Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements as of December 31, 2018 and 2017, and for each of the three years ended December 31, 2018, included in our 2018 Form 10-K.  In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, which are of a normal and recurring nature, necessary for a fair statement of our financial position as of March 31, 2019, and the results of our operations, comprehensive income (loss), and cash flows for the three months ended March 31, 2019 and 2018, in conformity with U.S. GAAP.  Our results of operations for the three months ended March 31, 2019 are

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2019.

The preparation of our Unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods.  Significant estimates in these Unaudited Condensed Consolidated Financial Statements include: assumptions about the amount and timing of future cash flows and related discount rates used in determining asset retirement obligations (“AROs”) and in testing long-lived assets for impairment; the fair value of derivative financial instruments; the calculation of mineral reserves; equity-based compensation expense; workers’ compensation claims; reserves for contingencies and litigation; useful lives of long-lived assets; postretirement employee benefit obligations; the recognition and measurement of income tax benefits and related deferred tax asset valuation allowances; and allowances for inventory obsolescence and net realizable value.  Actual results could differ materially from those estimates.

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

Recently Adopted Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows companies to make a one-time reclassification of the stranded tax effects (as defined by ASU 2018-02) from accumulated other comprehensive income to retained earnings as a result of the tax legislation enacted in December 2017, commonly known as the “Tax Cuts and Jobs Act” (“TCJA”), and requires certain disclosures about stranded tax effects.  The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effects of the change in the U.S. federal corporate income tax rate in the TCJA is recognized.  We adopted this standard as of January 1, 2019.  As a result of our full valuation allowance on our net deferred tax asset, there was no revaluation impact due to the TCJA.  As such, there was no stranded tax impact to accumulated other comprehensive income (loss) (“AOCI”) as a result of the change in tax law.

From February 2016 through March 2019, the FASB issued several ASUs related to Leases (“ASC 842”), which required the lessee to recognize the assets and liabilities on all leases that may have not been recognized in the past, specifically, leases classified as operating leases under current U.S. GAAP (“ASC 840”).  The core principle of ASC 842 is that a lessee should recognize both a lease liability for its obligation to make lease payments to the lessor and a right-of-use asset reflecting its right to use the underlying asset during the term of the lease.  Under ASC 842, a lessee recognizes either an operating or a finance lease, with the pattern of expense recognition in the income statement differing depending on classification of the lease. There are also additional disclosure requirements under ASC 842, including expanded quantitative disclosures regarding the location and amounts related to operating and finance leases included in the financial statements, as well as qualitative disclosures about the nature of an entity’s leases.

The new guidance is effective for fiscal years beginning after December 15, 2018, including interim

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

periods within those fiscal years.  We adopted the new standard effective January 1, 2019 and elected the optional transition practical expedient, which allows us to adopt the standard on the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will not retrospectively adjust prior periods, which will continue to be reported under ASC 840. Further, disclosures related to prior periods will also be reported under ASC 840.  We also elected the transitional package of practical expedients available within the new standard, which, among other things, allows a lessee to carry forward existing lease classification.  ASC 842 also includes an accounting policy election whereby a lessee may choose not to apply ASC 842 to leases with terms of one year or less. Instead, a lessee recognizes the lease payments in the statement of operations on a straight-line basis over the term of the lease. We have made this policy election and leases of this nature will not be included on our Unaudited Condensed Consolidated Balance Sheets.  Lastly, we elected the practical expedient whereby a lessee may include both lease and non-lease components in the calculation of the lease liability and right-of-use asset.

During 2017 and 2018, we evaluated our contracts with vendors under ASC 842.  Based upon our review, the adoption of this standard did not have a material impact on our results of operations, financial position, and cash flows.  The impact of ASC 842 is not material to our results due to our ownership of substantially all of our equipment and the fact that we have entered into very few operating leases. Additionally, the result of our review of our contracts with vendors yielded no change to our initial conclusion that these contracts did not contain a lease, as there were either no identified assets, or we did not obtain the right to control the use of an identified asset over a period of time. The adoption of ASC 842 did not have an impact on our accounting for capital leases, which are classified as finance leases under ASC 842.  In addition, the adoption of ASC 842 did not have an impact on our liquidity.

The following table reflects the adoption of ASC 842 on our Condensed Consolidated Balance Sheets as of January 1, 2019 (in thousands):

	Balance as of December 31, 2018	Adjustment Due to ASC 842	Balance as of January 1, 2019
Assets
Other assets (noncurrent)	$16,213	$1,785	$17,998

Liabilities
Accrued expenses	$26,385	$(106)	$26,279
Other liabilities (current)	4,019	937	4,956
Other liabilities (noncurrent)	5,731	708	6,439

Equity
Retained earnings	$(370,795)	$246	$(370,549)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Revenue

Disaggregation of Revenue

In the following table, Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended
	March 31,
	2019	2018
United States (1)	$107,818	$138,232
South Korea (2)	31,822	66,021
Other (2)	5,437	12,056
Total revenue from external customers	$145,077	$216,309

(1)                                 The majority of our domestic revenue is attributable to the Owned and Operated Mines segment.

(2)                                 All South Korean revenue and the majority of Other geographical revenue is attributable to our Logistics and Related Activities segment.

We attribute revenue to individual countries based on the location of the physical delivery of the coal.  All of our revenue for the three months ended March 31, 2019 and 2018 originated in the United States.

Performance Obligations

In our Owned and Operated Mines segment, we have remaining performance obligations relating to fixed priced contracts of approximately $827 million, which represents the average fixed prices on our committed contracts as of March 31, 2019.  We expect to recognize approximately 88% of this revenue through 2020, with the remainder recognized thereafter.  We have remaining performance obligations relating to index priced contracts or contracts with price reopeners of approximately $164 million, which represents the average re-opener/indexed price on committed contracts as of March 31, 2019.  We expect to recognize approximately 44% of this revenue through 2020, with the remainder recognized thereafter.  In our Logistics and Related Activities segment, we have remaining performance obligations relating to our fixed price contracts of approximately $50 million, which represents the average fixed prices on our committed contracts as of March 31, 2019.  We expect to recognize approximately 81% of this revenue in 2019, and the remainder in 2020.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Trade accounts receivable	$24,300	$33,062
Other receivables	406	464
Accounts receivable, net	$24,706	$33,527

4.  Segment Information

We have two reportable segments: our Owned and Operated Mines segment and our Logistics and Related Activities segment.

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

Our Logistics and Related Activities segment is characterized by the services we provide to our international and certain of our domestic customers where we deliver coal to the customer at a terminal or the customer’s plant or other delivery point, remote from our mine site.  Services provided include the purchase of coal from third parties or from our Owned and Operated Mines segment, at market prices, as well as the contracting and coordination of the transportation and other handling services from third-party operators, which are typically rail and terminal companies and may include chartering of a vessel.  Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process.  Title and risk of loss pass to the customer in accordance with the contract and typically occur at a vessel loading terminal, a vessel unloading terminal or an end use facility.  Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment.  The gains and losses resulting from any international coal forward contracts and international coal put options are reported within this segment.  Amortization related to the amended port and rail take-or-pay agreements are also included in this segment.  See Note 5 for additional information about the amended transportation agreements.  Incremental production taxes and royalties associated with the sales made by our Logistics and Related Activities segment are also included in this segment.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue

The following table presents Revenue (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Owned and Operated Mines	$115,643	$153,653
Logistics and Related Activities	39,134	79,636
Other	—	3
Eliminations	(9,700)	(16,983)
Consolidated	$145,077	$216,309

Capital Expenditures

The following table presents purchases of property, plant and equipment, investment in development projects, and capital expenditures included in Property, plant and equipment, net, Other assets, and Accounts payable (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Owned and Operated Mines	$1,262	$6,182
Logistics and Related Activities	—	—
Other	77	31
Consolidated	$1,339	$6,213

Adjusted EBITDA

EBITDA represents net income (loss) before: (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, and (4) amortization.  Adjusted EBITDA represents EBITDA as further adjusted for accretion, which represents non-cash increases in asset retirement obligation liabilities resulting from the passage of time, and specifically identified items that management believes do not directly reflect our core operations.  The specifically identified items that we routinely adjust for are:  (1) adjustments to exclude non-cash impairment charges, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including derivative settlements, (3) adjustments to exclude debt restructuring costs, and (4) non-cash amortization expense related to transportation agreements with BNSF and Westshore.

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

The following table reconciles segment Adjusted EBITDA to Income (loss) before income tax provision and earnings from unconsolidated affiliates (in thousands):

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2019	2018
Adjusted EBITDA
Owned and Operated Mines	$(8,380)	$18,616
Logistics and Related Activities	(1,956)	7,098
Total Adjusted EBITDA for reportable segments	(10,336)	25,714

Unallocated net expenses	(18,284)	(6,072)

Adjustments to Income (loss) before income tax provision and earnings from unconsolidated affiliates
Depreciation and depletion	(10,687)	(14,996)
Accretion	(1,604)	(1,706)
Impairments	(104)	—
Derivative financial instruments:
Gain (loss) on derivative financial instruments (1)	1,809	—
Settlement of derivative financial instruments	(1,809)	—
Total derivative financial instruments	—	—
Interest expense, net	(7,405)	(8,925)
(Income) loss from unconsolidated affiliates, net of tax	(236)	(272)
Non-cash throughput amortization expense and contract termination payments	(1,288)	(1,690)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	$(49,944)	$(7,947)

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

Current Agreements

Our current agreement with Westshore extends through 2022 and allows for greater capacity in 2021 and 2022 to 10.5 million total annual throughput tons.  We retain the right to terminate our commitments at any time in exchange for a buyout payment.  The termination payment varies throughout the period based upon an agreed schedule.  Additionally, after this Westshore agreement terminates and through 2024, if we ship to export customers, we are required to offer to ship through Westshore up to a specified annual tonnage on terms similar

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to the agreement before shipping through any other export terminal.  Westshore has the right to accept or reject our offer in its sole discretion.

Our current agreement with BNSF extends through the end of 2020 with minimum payment commitments for each year.  We have the right to terminate our commitments for the remaining years at any time in exchange for buyout payments.  We have initiated discussions with BNSF regarding an extension through December 2022 to support our increased port capacity for our Asian export business.

In arriving at our current agreements, certain termination payments were made in prior years related to prior agreements.  These termination payments have been deferred and are being amortized over the remaining life of the current agreements.  As of March 31, 2019, there was $15.3 million recorded as a deferred asset for these agreements, of which $12.9 million and $2.4 million, were included in Other prepaid and deferred charges and Other assets, respectively, in the Unaudited Condensed Consolidated Balance Sheets.  As of December 31, 2018, there was $16.6 million recorded as a deferred asset for these agreements, of which $13.4 million and $3.2 million, were included in Other prepaid and deferred charges and Other assets, respectively, in the Unaudited Condensed Consolidated Balance Sheets.  We incurred $29.3 million and $52.3 million in costs under our export logistics agreements with Westshore and BNSF, including amortization of $3.8 million and $4.2 million, during the three months ended March 31, 2019 and 2018, respectively.  These costs are included in Cost of product sold in the Unaudited Condensed Statements of Operations and Comprehensive Income (Loss).

We had outstanding purchase commitments related to transportation agreements consisting of the following (in thousands):

	March 31,	December 31,
	2019	2018
Services
Transportation agreements (1)(2)	$74,298	$80,768

(1)                                 Includes undiscounted port take-or-pay commitments as agreed to in July 2018 for 2019-2022.  We have the right to terminate our commitments at any time in exchange for a buyout payment.  These amounts are considered minimum payments on services.  The per tonne loading charges reflect these advance payments.

(2)                                 Includes undiscounted rail take-or-pay commitments as agreed to in January 2018 for 2019-2020.  We have the right to terminate our commitments at any time in exchange for a buyout payment.  If we do not meet the required portion of our future nominated tons, there would be incremental liquidated damages due under the agreement.

6.  Income Taxes

Our statutory income tax rate including state income taxes, for the three months ended March 31, 2019 and 2018 was approximately 23%.  Our effective tax rate for the three months ended March 31, 2019 and 2018 was  (0.1)% and (0.8)%, respectively.  The difference between our statutory income tax rates and our effective income tax rates for the three months ended March 31, 2019 and 2018 is primarily the result of the impact of percentage depletion, income tax in the states in which we do business and changes in our valuation allowance.

The elimination of the Alternative Minimum Tax (“AMT”) and the ability to offset our regular tax liability or claim refunds for taxable years 2018 through 2021 for our AMT credits carried forward from prior periods, was a material impact of the Tax Cuts and Jobs Act legislation enacted in December 2017.  We currently anticipate we will realize approximately $31.5 million in AMT value over the next four years with approximately half of this value realized in 2019 for taxable year 2018.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 and December 31, 2018, we had deferred tax assets principally arising from: AROs, postretirement benefits, contract rights, and net operating loss carry-forwards.  As management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established.

As of March 31, 2019 and December 31, 2018, we had no uncertain tax positions that we expect to have a material impact on the financial statements as a result of tax deductions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  We are open to federal and state tax audits until the applicable statutes of limitations expire.  The statute of limitations has expired for all federal and state returns filed for periods ending before 2012.

7.  Equity Method Investments

Equity method investments include our 50% equity investment in Venture Fuels Partnership, a coal marketing company.  We have received distributions of $0.0 million and $1.0 million from the Venture Fuels Partnership during the three months ended March 31, 2019 and 2018, respectively.  Our equity method investments are included in noncurrent Other assets on the Unaudited Condensed Consolidated Balance Sheets and had a carrying amount of the following (in thousands):

	March 31,	December 31,
	2019	2018
Venture Fuels Partnership	$3,273	$3,040
Other	985	982
Total equity method investments	$4,258	$4,022

8.  Common Stock and Earnings (Loss) per Share

Common Stock

On March 26, 2019, we were notified by the NYSE that they had determined our common stock was no longer suitable for listing on the NYSE based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual, and commenced proceedings to delist our common stock.  Trading in our common stock was suspended immediately.  Our common stock began trading on the OTC Pink on March 27, 2019, under the symbol “CLDP”.  We expect that our existing common stock will be extinguished upon our emergence from Chapter 11, and existing equity holders are unlikely to receive any consideration in respect of their equity interests.

To be quoted on the OTC Pink, a market maker must have sponsored the security and comply with SEC Rule 15c2-11 before it can initiate a quote in a specific security.  The OTC Pink is a significantly more limited market than the NYSE, and the quotation of our common stock on the OTC Pink may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock.  This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. There can be no assurance that any public market for our common stock will exist in the future or that we will be able to relist our common stock on a national securities exchange.  In connection with the delisting of our common stock, there may also be other negative implications, including the potential loss of confidence in the Company by suppliers, customers and employees and the loss of institutional investor interest in our common stock.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings (Loss) per Share

Potential dilutive shares of common stock may include restricted units, options, and performance share units issued under our Long Term Incentive Plan (“LTIP”).  See Note 16.  We apply the treasury stock method to determine dilution from restricted units, options, and performance share units.

The following table summarizes the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Numerator for calculation of diluted earnings (loss) per share:
Net income (loss)	$(49,748)	$(7,738)
Denominator for basic income (loss) per share — weighted-average shares outstanding	76,020	75,329
Dilutive effect of stock equivalents	—	—
Denominator for diluted earnings (loss) per share	76,020	75,329

Basic earnings (loss) per share	$(0.65)	$(0.10)
Diluted earnings (loss) per share	$(0.65)	$(0.10)

For the periods presented, the following items were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Anti-dilutive stock equivalents	3,256	4,227

9.  Fair Value of Financial Instruments

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•                  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We had no Level 3 financial instruments as of March 31, 2019 or December 31, 2018.

The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Fair Value as of March 31, 2019
	Level 1	Level 2	Total
Assets
Money market funds (1)	$22,896	$—	$22,896

	Fair Value as of December 31, 2018
	Level 1	Level 2	Total
Assets
Money market funds (1)	$28,740	$—	$28,740
Liabilities
Derivative financial instruments (2)	$—	$2,386	$2,386

(1)                                 Included in Cash and cash equivalents in the Unaudited Condensed Consolidated Balance Sheets along with $20.7 million and $62.5 million of demand deposits as of March 31, 2019 and December 31, 2018, respectively.

(2)                                 See Note 10 for information on the (Gain) loss on derivative financial instruments recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

10.  Derivative Financial Instruments

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

In July 2018, we entered into collar agreements to fix a portion of our forecasted diesel costs for the remainder of 2018 and all of 2019. Under a collar agreement, we pay the difference between the monthly average index price and a floor price if the index price is below the floor, and we receive the difference between the ceiling price and the monthly average index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and ceiling prices.  While we would not receive the full benefit of price decreases beyond the floor price, the collars mitigate the risk of crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on our cash flow.  During the first quarter of 2019, we closed out our collar agreements.  We currently do not hold any collar agreements.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offsetting and Balance Sheet Presentation

March 31, 2019
	Gross Amounts Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
WTI derivative financial instruments	$—	$—	$—	$—	$—	$—

	December 31, 2018
	Gross Amounts Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
WTI derivative financial instruments	$—	$2,642	$—	$—	$—	$2,642

Derivative Gains and Losses

(Gain) loss on derivative financial instruments recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
WTI derivative financial instruments	$(1,809)	$—

See Note 9 for a discussion related to the fair value of derivative financial instruments.

11.  Inventories, Net

Inventories, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Materials and supplies	$68,438	$68,519
Less: Obsolescence allowance	(1,100)	(1,089)
Material and supplies, net	67,338	67,430
Coal inventory	3,384	2,610
Inventories, net	$70,722	$70,040

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  Senior Notes

Senior notes consisted of the following (in thousands):

	March 31, 2019
	Carrying Value	Unamortized Discount and Debt Issuance Costs	Unamortized Deferred Gain on Forgiven Debt	Principal	Fair Value (1)
12.00% second lien senior notes due 2021	$341,608	$8,925	$(60,167)	$290,366	$75,495
6.375% senior notes due 2024	55,720	688	—	56,408	5,641
Total senior notes	$397,327	$9,613	$(60,167)	$346,774	$81,136

	December 31, 2018
	Carrying Value	Unamortized Discount and Debt Issuance Costs	Unamortized Deferred Gain on Forgiven Debt	Principal	Fair Value (1)
12.00% second lien senior notes due 2021	$340,688	$9,845	$(60,167)	$290,366	$177,123
6.375% senior notes due 2024	55,685	723	—	56,408	13,538
Total senior notes	$396,373	$10,568	$(60,167)	$346,774	$190,661

(1)                                 The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.  See Note 9 for further information on Level 2 fair value measurements.

See Note 21 “Subsequent Events” for information regarding events of default under each of the 2024 Notes and the 2021 Notes and the consequences of the Bankruptcy Petitions.

The 2021 Notes were issued with joint and several guarantees by CPE Inc. and by all of our existing and future domestic restricted subsidiaries, and secured by second-priority liens on substantially all of our assets.  The 2024 Notes were issued with joint and several guarantees by CPE Inc. and by all of our existing and future domestic restricted subsidiaries.  The termination of the Amended Credit Agreement in November 2018 may have resulted in a release of the guarantees granted under the 2024 Notes Indenture and the guarantees and security interests granted under the 2021 Notes Indenture, in each case by all of our existing and future domestic restricted subsidiaries.  However, we believe that holders of the 2021 Notes and 2024 Notes may challenge whether such releases described above occurred, or were permitted to have occurred under applicable law.  As noted above, in connection with the Amended and Restated Support Agreement, the Company and the holders of the 2021 Notes and 2024 Notes agreed to settle this dispute and the Company agreed to reaffirm the liens and guarantees under the 2021 Notes and the guarantees under the 2024 Notes.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  Leases

Leasing Activities

We have operating leases related to office space, railcars, and land with remaining lease terms ranging from less than two years to approximately 27 years.  In total, our operating leases were not material to our Unaudited Condensed Consolidated Balance Sheets, and required no significant judgments.  As these leases do not provide an implicit discount rate, we calculated the discount rate using various inputs such as the interest rate on our 2021 Notes adjusted for fair value, and the credit curve for CCC rated companies.  Some of our leases have renewal options.  For purposes of calculating the right-of-use asset and lease liability, we have assumed we will not exercise those renewal options.  Our office space lease includes common area maintenance, which is considered a non-lease component.  These costs are variable in nature and as such we have excluded them from the calculation of the right-of-use asset and lease liability.  Our leases related to office space and land are included in the Owned and Operated Mines segment, while the railcar lease is part of our Logistics and Related Activities segment.

We lease various equipment for use in our mining operations.  This equipment was previously classified as a capital lease under ASC 840, and capitalized on the Unaudited Condensed Consolidated Balance Sheets. Under ASC 842, these leases are classified as finance leases as ownership transfers at the end of the lease term.  These leases are included in the Owned and Operated Mines segment.

Weighted-average information related to our operating and finance leases as of March 31, 2019 was as follows:

Lease Term
Weighted-average remaining lease term - finance leases	1.3	years
Weighted-average remaining lease term - operating leases	3.3	years

Discount Rate
Weighted-average discount rate - finance leases	4.4%
Weighted-average discount rate - operating leases	18.4%

The components of our expenses related to our leases for the three months ended March 31, 2019 were as follows (in thousands):

Finance Lease Cost
Amortization of right-of-use assets	$283
Interest expense on finance lease liabilities	26
Operating Lease Cost
Lease expense	272
Impairment of right-of-use asset	104
Short-term Lease Cost
Short-term lease cost	12
Total lease cost	$697

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to our leases as of March 31, 2019 were as follows (in thousands):

Operating Leases
Other assets (noncurrent)	$1,502

Other liabilities (current)	$940
Other liabilities (noncurrent)	671
Total operating lease liabilities	$1,611

Finance Leases
Property, plant, and equipment	$13,967
Accumulated amortization	(9,985)
Property, plant and equipment, net	$3,982

Other liabilities (current)	$1,633
Other liabilities (noncurrent)	464
Total finance lease liabilities	$2,097

Maturity of our lease liabilities as of March 31, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2019	$772	$1,276
2020	937	858
2021	109	28
2022	13	—
2023	13	—
Thereafter	370	—
Total	2,214	2,162
Less: interest	603	65
Total principal payments	1,611	2,097
Less: current portion	940	1,633
Lease obligations, net of current portion	$671	$464

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As we adopted ASC 842 as of January, 1, 2019, prior period information continues to be reported under ASC 840. As such, information regarding balances related to our leasing activities in these prior periods is included below.

Operating Leases

The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to December 31, 2018, were as follows (in thousands):

2019	$1,525
2020	1,446
2021	201
2022	13
2023	13
Thereafter	370

Finance Leases

Assets under finance lease consisted of the following as of December 31, 2018 (in thousands):

Property, plant and equipment	$13,967
Accumulated amortization	(8,987)
Property, plant and equipment, net	$4,980

Our finance equipment lease obligations are included in Other liabilities.  Future payments for these obligations as of December 31, 2018 were as follows (in thousands):

2019	$1,711
2020	858
2021	28
2022	—
2023	—
Total	2,597
Less: interest	91
Total principal payments	2,505
Less: current portion	1,633
Lease obligations, net of current portion	$872

Interest on the variable rate finance leases is imputed based on the one-month LIBOR plus 1.95% for a rate of 4.41% as of December 31, 2018.  Due to the variable nature of the imputed interest, fair value is equal to carrying value.

Federal Coal Lease Obligations

Our federal coal lease obligations, as reflected in the Unaudited Condensed Consolidated Balance Sheets, consist of obligations payable to the Bureau of Land Management of the U.S. Department of the Interior

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the West Antelope II South lease modification.  The future payments for our federal coal lease obligations are $0.6 million per year through 2022.  The balance of our federal coal lease obligations is $1.4 million as of March 31, 2019.  Leases of this nature are excluded from the scope of ASC 842 as they represent a lease for natural resources.

14.  Other Obligations

Accounts Receivable Securitization Program

On May 24, 2018, the A/R Securitization Program was amended to extend the term of the A/R Securitization Program to May 24, 2021 from January 23, 2020.  All other terms of the program remained substantially the same.  The A/R Securitization Program allows for a maximum borrowing capacity of $70 million.  The borrowing capacity is limited by eligible accounts receivable (as defined under the terms of the A/R Securitization Program), calculated on a daily basis, and will fluctuate from day to day.  The borrowing capacity is reduced by the undrawn face amount of letters of credit issued and outstanding under the A/R Securitization Program.  As of March 31, 2019, we had $14.6 million of borrowing capacity under the A/R Securitization Program, which was less than the undrawn face amount of letters of credit outstanding under the A/R Securitization Program of $25.7 million.  The $11.1 million difference between the borrowing capacity and the undrawn face amount of the letters of credit outstanding was cash-collateralized into a restricted cash account in early April 2019, thus bringing the borrowing capacity to zero as of March 31, 2019.  As of December 31, 2018, there was a $4.4 million deficit between the borrowing capacity and the undrawn face amount of letters of credit, which was cash-collateralized into a restricted cash account in early January 2019.  There were no borrowings outstanding under the A/R Securitization Program as of March 31, 2019 or December 31, 2018.

Our A/R Securitization Program supports the current collateral requirements associated with outstanding third-party surety bonds that primarily secure the performance of our reclamation and lease obligations.

On March 14, 2019, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) by and among Cloud Peak Energy Receivables LLC, CPE Resources and PNC Bank, National Association, as administrator, relating to the A/R Securitization Program, which provided that PNC Bank, National Association would not exercise any of its remedies upon a default under the A/R Securitization Program based on the existence of substantial doubt regarding our ability to continue as a going concern. Pursuant to the Forbearance Agreement, the forbearance period would have terminated on the earlier of (i) April 14, 2019 and (ii) the date on which any additional events of default may occur, as specified therein.  See Note 21 “Subsequent Events” for information regarding certain forbearance agreements and amendments entered into subsequent to March 31, 2019.

Liquidity

We had no availability for borrowing under the A/R Securitization Program as of March 31, 2019.  Our total liquidity, which includes cash and cash equivalents, was $43.6 million as of March 31, 2019.

Debt Issuance Costs

There were $0.9 million and $1.0 million of unamortized debt issuance costs as of March 31, 2019 and December 31, 2018, respectively, related to the A/R Securitization Program included in noncurrent Other assets.

15.  Postretirement Medical Plan

We maintain an unfunded postretirement medical plan to provide certain postretirement medical benefits to eligible employees.  In August 2018, we communicated the termination of our postretirement medical plan, effective January 1, 2019, to our employees.  Employees who retire on, or after, January 1, 2019 will not be

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

eligible for postretirement benefits.  As part of the postretirement termination, we provided contributions for the remainder of 2018 and a lump-sum contribution for 2019 benefits to all eligible retirees.  An additional non-cash gain of $5.3 million will be released ratably through the plan termination date of December 31, 2019.  Net periodic postretirement benefit costs included the following components (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Service cost	$—	$197
Interest cost	—	220
Amortization of prior service cost (credit)	—	(1,837)
Postretirement medical plan termination (gain) loss	(1,755)	—
Net periodic benefit cost (credit)	$(1,755)	$(1,420)

16.  Equity-Based Compensation

Our LTIP permits awards to our employees and eligible non-employee directors, which we generally grant in the first quarter of each year.  No LTIP awards were granted during the first quarter of 2019.  The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.  As of March 31, 2019, shares available for issuance under the LTIP were approximately 3.7 million shares.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

We have granted restricted stock units under the LTIP to eligible employees and non-employee directors.  A summary of restricted stock unit award activity is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested units as of January 1, 2019	2,861	$3.34
Granted	—	$—
Forfeited	(55)	$3.43
Vested	(1,180)	$2.00
Non-vested units as of March 31, 2019	1,626	$4.31

As of March 31, 2019, unrecognized compensation cost related to restricted stock awards was $1.8 million, which will be recognized over a weighted-average period of 1.6 years prior to vesting, which is included within Additional paid-in capital in our Unaudited Condensed Consolidated Balance Sheets.  These awards are ultimately delivered in common stock and are classified as equity awards.

Performance Share Units

Performance share units represent the right to receive a number of shares of common stock (or the equivalent cash value thereof) based on the achievement of targeted performance levels related to pre-established total stockholder return goals over a three-year period, and pay out may range from 0% to 200% of the targeted share number.

In previous years, the performance share units were settled in shares of common stock and the grant date fair value of the awards was calculated using a Monte Carlo simulation and amortized over the performance period.  The 2016 grants were expected to be settled in cash upon any vesting in March 2019, and therefore, were accounted for as a liability award and were included within Accrued expenses in the Unaudited Condensed Consolidated Balance Sheets and marked to market on a quarterly basis.  This award did not achieve its performance target related to total shareholder return and therefore the payout was zero.  As such, all compensation expense associated with the 2016 PSUs was reversed in December 2018.

The weighted-average grant date fair values of the performance share units granted during the year ended December 31, 2018 was $4.05 per share.  As of March 31, 2019, $3.5 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of performance share units granted, is expected to be recognized over a weighted-average vesting period of 1.6 years.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of performance share unit award activity is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested units as of January 1, 2019	3,928	$3.33
Granted	—	$—
Forfeited	(76)	$4.27
Canceled	(2,075)	$1.95
Non-vested units as of March 31, 2019	1,777	$4.90

17.  Commitments and Contingencies

Commitments

Purchase Commitments (1)

We had outstanding purchase commitments consisting of the following (in thousands):

	March 31,	December 31,
	2019	2018
Capital Commitments
Equipment	$2,951	$1,861

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Current Schedule— OSM answered the plaintiffs’ complaint on August 24, 2017.  OSM lodged the administrative record with the court and served the record on all parties on January 17, 2018.  Plaintiffs filed their motion for summary judgment on April 6, 2018.  Federal Defendants filed their response and cross motion for summary judgment on June 1, 2018; and Spring Creek filed its opposition and cross motion on June 6, 2018.  Plaintiffs filed their reply brief on June 29, 2018 and the reply briefs for the Federal Defendants and Spring Creek were filed on July 23, 2018 and July 25, 2018, respectively.  On February 11, 2019, Magistrate Judge Cavan issued his Findings of Fact and Recommendations of Law (“Magistrate’s Order”) finding that OSM had failed to fully analyze the environmental impacts of approving the Spring Creek mining plan.  He did not recommend vacatur of the current mine plan, but instead recommended that OSM be given 240 days to prepare a supplemental environmental analysis to address several alleged deficiencies while the current mine plan remains in effect.  On March 21, 2019, the parties filed their briefs with objections to the Magistrate’s Order with District

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Judge Watters.  The parties all filed their responses to the other parties’ objections with District Judge Watters on April 22, 2019.  The briefing is now completed and the parties are awaiting a decision from the court.

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

WildEarth’s Appeal of OSM Decision Denying Request for Informal Review of Inspection Request at Spring Creek Mine.

Background—On April 23, 2019, WildEarth filed an appeal with the IBLA challenging OSM’s denial of WildEarth’s request that OSM inspect and issue a cessation order to Spring Creek Mine alleging that OSM should not permit Spring Creek to continue mining coal from a federal lease that WildEarth believes was improperly issued by the BLM ten years ago.  OSM had previously denied two previous requests by WildEarth (one to the local OSM office and another to the Western Regional OSM Director) asking for the same relief.  OSM rejected WildEarth’s request on the basis that there was no reason to believe any violation had occurred at the Spring Creek Mine.

Current Schedule—WildEarth has until May 13, 2019 to file its Statement of Reasons setting forth the factual and legal basis for its appeal.

We believe the WildEarth appeal challenging OSM’s denial of WildEarth’s inspection and cessation request are without merit.  Nevertheless, if WildEarth’s appeal is successful, the timing and ability of Cloud Peak Energy to mine the coal underlying the affected lease at the Spring Creek Mine could be materially adversely impacted.  We are unable to estimate a loss or range of loss for this contingency because (1) WildEarth has not yet set forth the factual and legal basis of its appeal and has not yet pled any specific request for relief, (2) the appeal does not seek monetary relief, and (3) even if the appeal is successful in whole or in part, the IBLA has broad discretion in determining the nature of the relief ultimately granted.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Current Schedule — On July 17, 2017, Plaintiffs filed their lawsuits in the Superior Court of the State of California for the County of San Mateo, the Superior Court of the State of California for the County of Marin, and the Superior Court for the County of Contra Costa, respectively.  On August 24, 2017, the cases were removed to the U.S. District Court for the Northern District of California (the “Court”), where they were deemed related and assigned to Judge Vince Chhabria.  Plaintiffs indicated that they intended to move to remand the cases back to state court, and the parties stipulated that Defendants would not be required to respond to the complaints until the Court ruled on the motion to remand.  The Court signed that Stipulation and Order on September 22, 2017.  On September 25, 2017, Plaintiffs filed their motion to remand.  The Court granted Plaintiffs’ motion to remand on March 16, 2018.  On March 26, 2018, Defendants filed (1) a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit relating to the District Court’s order granting remand, and (2) a motion to stay the remand order pending appeal.  On April 9, 2018, Judge Chhabria granted Defendants’ motion to stay the remand order pending appeal.  On June 6, 2018, Plaintiffs filed a motion to partially dismiss Defendants’ appeal, arguing the Court of Appeals lacked jurisdiction to consider certain aspects of the remand order.  Defendants opposed the motion.  On August 20, 2018, the Ninth Circuit motions panel referred Plaintiffs’ motion to partially dismiss to the merits panel for decision, and set a schedule for briefing on the merits.  Defendants’ filed their opening brief on November 21, 2018 and Plaintiffs’ filed their answering brief on January 22, 2019; Defendants filed their reply brief on March 14, 2019.  The Ninth Circuit has not set a date for oral argument.

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

We believe the Plaintiffs’ challenge is without merit.  While the court ordered BLM to prepare supplemental environmental analyses for each RMP, it declined to grant any remedy that would disrupt or adversely impact the operations at any of the coal mines (including our mines) within the two planning areas.  Nevertheless, if Plaintiffs decided to challenge any subsequent planning decisions by BLM, and if they were successful in obtaining remedies adversely impacting the operations at any of our mines, the timing and our ability to obtain leases and permit approvals could be materially adversely impacted.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Most of our pending legal proceedings have been stayed as a result of filing the Bankruptcy Petitions on May 10, 2019 and the effect of the automatic stay.

Effect of Automatic Stay

Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim.  Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

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

Concentrations of Risk and Major Customers

For the three months ended March 31, 2019, there was one customer that represented 10% or more of consolidated revenue.  For the three months ended March 31, 2018, there was no single customer that represented 10% or more of consolidated revenue.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  Credit risk is controlled through credit approvals and monitoring procedures.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company.  Specific bond amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  As of March 31, 2019, we had $407.3 million of reclamation and lease bonds backed by collateral of $25.7 million in the form of letters of credit under our A/R Securitization Program used for mining, securing coal lease obligations, and for other operating requirements.  We have self-bonded, by cash collateralizing, an additional $1.7 million in April 2019.  If we are unable to obtain or retain required surety bonds, we may be unable to satisfy legal requirements necessary to conduct our mining operations.

18.  Accumulated Other Comprehensive Income (Loss)

The changes in AOCI related to our postretirement medical plan by component, net of tax are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Beginning balance, January 1,	$13,284	$13,807
Amounts reclassified from accumulated
other comprehensive income (loss)	(1,351)	(1,415)
Postretirement medical plan change	—	—
Tax expense (benefit)	(404)	(422)
Net current period other comprehensive income (loss)	(1,755)	(1,837)
Ending balance, March 31,	$11,529	$11,969

The reclassifications out of AOCI are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Postretirement Medical Plan (1)
Amortization of prior service costs (credits), before tax (2)	$—	$(1,837)
Postretirement medical plan termination (2)	(1,755)	—
Total before tax	(1,755)	(1,837)
Tax expense (benefit)	404	422
Amounts reclassified from AOCI	$(1,351)	$(1,415)

(1)                                 See Note 15 for the components of our net periodic postretirement benefit costs.

(2)                                 Presented on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.  Supplemental Cash Flow Information

Restricted Cash

The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2019 and 2018 that sum to the total of such amounts in the Unaudited Condensed Consolidated Statements of Cash Flows:

	March 31,
	2019	2018
Cash and cash equivalents	$43,633	$127,796
Restricted cash in other current assets	725	725
Restricted cash in other noncurrent assets	18,407	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$62,765	$128,521

The restricted cash in other noncurrent assets represents the difference between the borrowing capacity of the A/R Securitization Program and the undrawn face amount of the letters of credit that was cash-collateralized as of March 31, 2019 based on the prior business day’s calculation.

Other Cash Flow Information

	Three Months Ended
	March 31,
	2019	2018
Supplemental cash flow disclosures
Interest paid	$770	$2,835
Income taxes paid (refunded)	$(5)	$(24)

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(267)	$—
Operating cash flows from finance leases	$(26)	$—

Supplemental non-cash investing and financing activities
Capital expenditures included in accounts payable	$196	$851
Assets acquired under federal coal lease	$—	$2,356
Operating right-of-use assets recognized	$1,606	$—
Impairment of right-of-use asset	$(104)	$—

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.  Supplemental Guarantor/Non-Guarantor Financial Information

In accordance with the indentures governing the senior notes outstanding as of March 31, 2019, CPE Inc. and certain of our 100% owned U.S. subsidiaries (the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed the senior notes on a joint and several basis.  These guarantees of either series of senior notes are subject to release in the following customary circumstances:

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

•                  the release, other than the discharge through payment by the Guarantor Subsidiary, of all other guarantees by such Restricted Subsidiary of Debt (as defined in the applicable indenture) of either issuer of the senior notes or the debt of another Guarantor Subsidiary under the Amended Credit Agreement; or

•                  in the case of the indenture for the 2021 Notes, as set forth in the First Lien/Second Lien Intercreditor Agreement, dated October 17, 2016, among CPE Resources, Cloud Peak Energy Finance Corp., PNC Bank, National Association, as Senior Representative for the First Lien Credit Agreement Secured Parties and Wilmington Trust, National Association, as the Second Priority Representative for the Second Lien Indenture Secured Parties.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following historical financial statement information is provided for CPE Inc., CPE Resources, and the Guarantor/Non-Guarantor Subsidiaries:

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(in thousands)

	Three Months Ended March 31, 2019
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$2,159	$—	$145,077	$—	$(2,159)	$145,077
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	—	5	159,914	41	—	159,960
Depreciation and depletion	—	270	10,417	—	—	10,687
Accretion	—	—	1,604	—	—	1,604
(Gain) loss on derivative financial instruments	—	—	(1,809)	—	—	(1,809)
Selling, general and administrative expenses	—	20,731	—	—	(2,159)	18,572
Impairments	—	—	104	—	—	104
Other operating costs	—	—	239	—	—	239
Total costs and expenses	—	21,006	170,469	41	(2,159)	189,357
Operating income (loss)	2,159	(21,006)	(25,392)	(41)	—	(44,280)
Other income (expense)
Net periodic postretirement benefit income (cost), excluding service cost	—	294	1,461	—	—	1,755
Interest income	—	281	6	—	—	287
Interest expense	—	(7,209)	(139)	(344)	—	(7,692)
Other, net	—	(114)	(14)	114	—	(14)
Total other income (expense)	—	(6,748)	1,314	(230)	—	(5,664)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	2,159	(27,754)	(24,078)	(271)	—	(49,944)
Income tax benefit (expense)	(40)	—	—	—	—	(40)
Income (loss) from unconsolidated affiliates, net of tax	—	3	233	—	—	236
Income (loss) from consolidated affiliates, net of tax	(51,866)	(24,116)	(271)	—	76,253	—
Net income (loss)	(49,748)	(51,866)	(24,116)	(271)	76,253	(49,748)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	—	—	—	—	—	—
Postretirement medical plan termination	(1,755)	(1,755)	(1,755)	—	3,510	(1,755)
Income tax on postretirement medical plan	—	—	—	—	—	—
Other comprehensive income (loss)	(1,755)	(1,755)	(1,755)	—	3,510	(1,755)
Total comprehensive income (loss)	$(51,503)	$(53,621)	$(25,871)	$(271)	$79,763	$(51,503)

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	March 31, 2019
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$43,519	$114	$—	$—	$43,633
Accounts receivable	—	—	5,086	19,620	—	24,706
Due from related parties	—	120,941	180	—	(121,013)	108
Inventories, net	—	—	70,722	—	—	70,722
Income tax receivable	15,768	—	—	—	—	15,768
Other prepaid and deferred charges	4,010	—	28,382	—	—	32,392
Other assets	—	—	804	—	—	804
Total current assets	19,778	164,460	105,288	19,620	(121,013)	188,133
Noncurrent assets
Property, plant and equipment, net	—	2,543	640,267	—	—	642,810
Goodwill	—	—	—	—	—	—
Income tax receivable	15,768	—	—	—	—	15,768
Other assets	291,869	533,472	22,231	19,279	(831,234)	35,617
Total assets	$327,415	$700,475	$767,786	$38,899	$(952,247)	$882,328

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$2	$—	$34,639	$129	$—	$34,770
Royalties and production and property taxes	—	—	48,686	—	—	48,686
Accrued expenses	255	11,255	18,068	—	—	29,578
Due to related parties	83,860	71	5,240	31,843	(121,013)	1
Current portion of federal coal lease obligations	—	—	420	—	—	420
Other liabilities	—	—	2,574	—	—	2,574
Total current liabilities	84,117	11,326	109,627	31,972	(121,013)	116,029
Noncurrent liabilities
Senior notes	—	397,327	—	—	—	397,327
Federal coal lease obligations, net of current portion	—	—	984	—	—	984
Asset retirement obligations, net of current portion	—	—	93,923	—	—	93,923
Royalties and production and property taxes	—	—	25,679	—	—	25,679
Other liabilities	—	—	5,088	—	—	5,088
Total liabilities	84,117	408,653	235,301	31,972	(121,013)	639,030
Total equity	243,298	291,822	532,485	6,927	(831,234)	243,298
Total liabilities and equity	$327,415	$700,475	$767,786	$38,899	$(952,247)	$882,328

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	December 31, 2018
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$91,083	$113	$—	$—	$91,196
Accounts receivable	—	55	5,048	28,424	—	33,527
Due from related parties	—	61,960	35,025	—	(96,985)	—
Inventories, net	—	—	70,040	—	—	70,040
Income tax receivable	15,808	—	—	—	—	15,808
Other prepaid and deferred charges	281	—	27,246	—	—	27,527
Other assets	1	—	4,204	—	—	4,205
Total current assets	16,090	153,096	141,678	28,424	(96,985)	242,303
Noncurrent assets
Property, plant and equipment, net	—	2,735	651,637	—	—	654,372
Income tax receivable	15,768	—	—	—	—	15,768
Other assets	338,229	583,793	21,202	1,179	(928,190)	16,213
Total assets	$370,087	$739,626	$814,515	$29,603	$(1,025,175)	$928,656

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$—	$—	$34,080	$130	$—	$34,210
Royalties and production and property taxes	—	—	53,232	—	—	53,232
Accrued expenses	1,703	5,001	19,681	—	—	26,385
Due to related parties	74,710	71	—	22,275	(96,985)	71
Current portion of federal coal lease obligations	—	—	379	—	—	379
Other liabilities	—	—	4,019	—	—	4,019
Total current liabilities	76,413	5,072	111,391	22,405	(96,985)	118,296
Noncurrent liabilities
Senior notes	—	396,373	—	—	—	396,373
Federal coal lease obligations, net of current portion	—	—	1,404	—	—	1,404
Asset retirement obligations, net of current portion	—	—	92,591	—	—	92,591
Royalties and production and property taxes	—	—	20,587	—	—	20,587
Other liabilities	—	—	5,731	—	—	5,731
Total liabilities	76,413	401,445	231,704	22,405	(96,985)	634,982
Total equity	293,674	338,181	582,811	7,198	(928,190)	293,674
Total liabilities and equity	$370,087	$739,626	$814,515	$29,603	$(1,025,175)	$928,656

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Three Months Ended March 31, 2019
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(47,486)	$(1,345)	$18,200	$—	$(30,631)

Investing activities
Purchases of property, plant and equipment	—	(77)	(1,066)	—	—	(1,143)
Other	—	—	3,198	—	—	3,198
Net cash provided by (used in) investing activities	—	(77)	2,132	—	—	2,055

Financing activities
Principal payments of federal coal leases	—	—	(379)	—	—	(379)
Principal payments on finance leases	—	—	(408)	—	—	(408)
Net cash provided by (used in) financing activities	—	—	(787)	—	—	(787)

Net increase (decrease) in cash, cash equivalents, and restricted cash	—	(47,563)	—	18,200	—	(29,363)
Cash, cash equivalents, and restricted cash at beginning of period	—	91,083	837	207	—	92,128
Cash, cash equivalents, and restricted cash at the end of period	$—	$43,520	$837	$18,407	$—	$62,765

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Three Months Ended March 31, 2018
	Parent Guarantor (CPE Inc.)	Issuing Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$19,898	$4,178	$—	$—	$24,076

Investing activities
Purchases of property, plant and equipment	—	(31)	(2,615)	—	—	(2,646)
Investment in development projects	—	—	(360)	—	—	(360)
Net cash provided by (used in) investing activities	—	(31)	(2,975)	—	—	(3,006)

Financing activities
Principal payments of federal coal leases	—	—	(574)	—	—	(574)
Principal payments on finance leases	—	—	(648)	—	—	(648)
Net cash provided by (used in) financing activities	—	—	(1,222)	—	—	(1,222)

Net increase (decrease) in cash, cash equivalents, and restricted cash	—	19,867	(19)	—	—	19,848
Cash, cash equivalents, and restricted cash at beginning of period	—	107,818	856	—	—	108,673
Cash, cash equivalents, and restricted cash at the end of period	$—	$127,684	$836	$—	$—	$128,521

21.  Subsequent Events

Nonpayment of Interest Due Under the Senior Notes

CPE Resources, a wholly owned subsidiary of the Company, elected not to make an interest payment under its 2024 Notes of approximately $1.8 million, which was due on March 15, 2019.  The 2024 Notes Indenture provided a 30-day grace period that extended the last date to make the interest payment to April 14, 2019 before an event of default would occur under the 2024 Notes Indenture.  As a result of CPE Resources’ decision not to make the interest payment by April 14, 2019, an event of default occurred under the 2024 Notes Indenture.  This event of default allows the trustee or the holders of at least 25% of principal amount of the 2024 Notes to accelerate maturity of the principal, plus any accrued and unpaid interest, on the 2024 Notes.  In the event of acceleration, we do not have adequate liquidity to repay the principal balance.

On April 15, 2019, CPE Resources entered into a Forbearance Agreement (the “2024 Notes Forbearance Agreement”) with CPE, Cloud Peak Finance Corp. and Nomura Corporate Research and Asset Management Inc. (“Nomura”), which provided that Nomura, an investment advisor for the holders or beneficial owners of a majority

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(but less than 75%) of the 2024 Notes outstanding, would not enforce any of its rights and remedies available under the 2024 Notes Indenture as a result of the event of default caused by the continued non-payment of interest under the 2024 Notes until the earlier of (i) May 1, 2019 and (ii) two business days following written notice from Nomura of any breach of the 2024 Notes Forbearance Agreement.  On April 30, 2019, the parties entered into a letter agreement amending the 2024 Notes Forbearance Agreement, which extended the May 1, 2019 termination date to May 7, 2019.  On May 7, 2019, the parties entered into a second letter agreement amending the 2024 Notes Forbearance Agreement, which further extended the termination date to May 10, 2019.

An event of default under the 2024 Notes for failure to pay interest does not result in a default under the 2021 Notes unless the 2024 Notes are accelerated.  The event of default under the 2024 Notes Indenture for failure to pay interest on the 2024 Notes resulted in a cross-default under our A/R Securitization Program, which permits PNC Bank, National Association, as administrator, to terminate the A/R Securitization Program.  On April 12, 2019, we entered into an Amended and Restated Forbearance Agreement (the “PNC Forbearance Agreement”), with Cloud Peak Energy Receivables LLC, CPE Resources and PNC Bank, National Association, as administrator, which amended and restated the Forbearance Agreement originally dated March 14, 2019 and provided that PNC Bank, National Association would not exercise any of its remedies upon a default under the A/R Securitization Program based on (i) the existence of a going concern qualification in our annual audit for fiscal year 2018 or (ii) the event of default under the 2024 Notes Indenture for failure to pay interest on the 2024 Notes.  The parties entered into a Second Amended and Restated Forbearance Agreement, dated as of April 30, 2019, which provided that the forbearance period under the PNC Forbearance Agreement would terminate on the earlier of (x) May 7, 2019 and (y) the date on which any additional events of default may occur, as specified therein.  On May 7, 2019, the parties entered into a Third Amended and Restated Forbearance Agreement, which extended the termination date to May 10, 2019.

CPE Resources elected not to make an interest payment obligation under the 2021 Notes of approximately $17.4 million, which was due on May 1, 2019.  The 2021 Notes Indenture provides a 30-day grace period that extends the latest date for making this interest payment to May 31, 2019, before an event of default occurs under the 2021 Notes Indenture.  If CPE Resources does not make this interest payment by May 31, 2019, an event of default would occur under the 2021 Notes Indenture, which would give the trustee or the holders of at least 25% of principal amount of the 2021 Notes the option to accelerate maturity of the principal, plus any accrued and unpaid interest, on the 2021 Notes.  An event of default under the 2021 Notes for failure to pay interest would not result in a default under the 2024 Notes unless the 2021 Notes were accelerated.  An event of default under the 2021 Notes for failure to pay interest, at the end of the grace period, would result in a cross-default under our A/R Securitization Program and permit the lender to terminate the A/R Securitization Program.  In the event of a default and acceleration, we do not have adequate liquidity to repay the principal balance.

See “—Senior Notes” below regarding the consequences of the Bankruptcy Petitions.

Filing under Chapter 11 of the United States Bankruptcy Code

On May 10, 2019, the Debtors filed Bankruptcy Petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.  The Debtors have filed a motion to have their Chapter 11 Cases jointly administered under the caption In re Cloud Peak Energy Inc., et al.  Each Debtor will continue to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On the Petition Date, the Debtors filed a number of motions with the Bankruptcy Court generally designed to stabilize their operations and facilitate the Debtors’ transition into Chapter 11.  Certain of these motions seek authority from the Bankruptcy Court for the Debtors to make payments upon, or otherwise honor, certain obligations that arose prior to the Petition Date, including obligations related to employee wages, salaries and benefits, taxes,  and certain vendors and other providers essential to the Debtors’ businesses.  The Debtors expect that the Bankruptcy Court will approve the relief sought in these motions on an interim basis.

The Debtors are seeking to sell all or substantially all of their assets pursuant to Section 363 of the Bankruptcy Code.  To facilitate their continued marketing and sales process, the Debtors will be filing a motion with the Bankruptcy Court to approve a marketing and bidding procedures process, including milestones by which parties in interest will be required to submit indications of interest and bids for all or a portion of the Debtors’ assets.

Plan and Sale Support Agreement

Prior to filing the Bankruptcy Petitions, on May 6, 2019, the Company and the Filing Subsidiaries entered into the Support Agreement with holders of approximately 62% in principal amount of the 2021 Notes and holders of more than 50% in principal amount of the 2024 Notes.  The Support Agreement provides that the holders of Notes party thereto will, among other things, support a marketing and sale process to be conducted by the Company in Chapter 11 and vote in favor of an orderly plan of liquidation that complies with certain provisions of the Support Agreement.

Subsequently, on May 9, 2019, the Company and the Filing Subsidiaries entered into the Amended and Restated Support Agreement with holders of approximately 62% in principal amount of the 2021 Notes and holders of more than 50% in principal amount of the 2024 Notes.

The Amended and Restated Support Agreement provides, among other things, that:

•                  the Noteholders party thereto will support the sale and marketing process the Debtors will conduct during their Chapter 11 Cases;

•      the Noteholders will vote in favor of an orderly plan of liquidation that complies with certain provisions of the Amended and Restated Support Agreement;

•                  the holders of 2021 Notes will consent to priming liens and the use of cash collateral in connection with the DIP Financing;

•                  certain of the Noteholders have committed to provide the DIP Financing;

•                  the Noteholders consent to receiving distributions of any sale proceeds after the payment of certain administrative and priority claims;

•                  the Company and the subsidiary guarantors under the 2021 Notes Indenture reaffirm the guarantees under the 2021 Notes and stipulate to the validity of liens held by the secured parties under the 2021 Notes; and

•                  the Company and the subsidiary guarantors under the 2024 Notes Indenture reaffirm the guarantees under the 2024 Notes.

Debtor-in-Possession Financing

The Debtors expect to enter into an approximately $35 million DIP Financing with certain of the Noteholders on terms and conditions set forth in the DIP credit agreement filed with the Bankruptcy Court.  The Company expects $10 million of the total DIP Financing will be available on an interim basis.  Upon approval by the Bankruptcy Court and the satisfaction of the conditions set forth in the DIP credit agreement, the DIP Financing will provide the Debtors with valuable liquidity, which, along with the A/R Securitization Program, cash on hand and cash generated from ongoing operations, will be used to support the business and the marketing and sale process.

Amendment to A/R Securitization Program

CPE Resources is party to an A/R Securitization Program with PNC Bank, National Association, as administrator.  Effective May 10, 2019, we entered into a second amendment to the Amended and Restated Receivables Purchase Agreement that modified the Receivables Purchase Agreement such that the Chapter 11 Cases would not result in an automatic termination of the A/R Securitization Program and resulting acceleration of the obligations thereunder.  However, if an order approving certain amendments to the A/R Securitization Program, the assumption of the related documents and superpriority status for the claims under the program is not entered on or prior to May 15, 2019, a termination event under the A/R Securitization Program will occur.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Should the A/R Securitization Program terminate, the Company would have to cash-collateralize the portion of letters of credit not currently cash-collateralized.

Senior Notes

The filing of the Bankruptcy Petitions constituted an event of default that accelerated our obligations under the documents governing each of our 2024 Notes and 2021 Notes.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.  Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim.  Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words.  You should read statements that contain these words carefully because they discuss our current plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters.  While we believe that these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate.  Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions, divestitures, or other transactions.  The factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Form 10-K”) and Item 1A of Part II of this report, as well as any cautionary language in this report, describe the known material risks, uncertainties, and events that may cause our actual results to differ materially and adversely from the expectations we describe in our forward-looking statements.  Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them.  You are cautioned not to place undue reliance on the forward-looking statements contained herein.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.  The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

•                  substantial doubt about our ability to continue as a going concern;

•                  our ability to successfully complete a sale process under Chapter 11 (as defined below);

•                  potential adverse effects of the Chapter 11 Cases (as defined below) on our liquidity and results of operations;

•                  our ability to obtain timely approval by the Bankruptcy Court (as defined below) with respect to the motions filed in the Chapter 11 Cases;

•                  objections to our sale process, DIP Financing (as defined below), or other pleadings filed that could protract the Chapter 11 Cases;

•                  employee attrition and our ability to retain senior management and other key personnel due to the distractions and uncertainties, including our ability to provide adequate compensation and benefits during the Chapter 11 Cases;

•                  our ability to comply with the restrictions imposed by our A/R Securitization Program (as defined below), DIP Financing, and other financing arrangements;

•                  our ability to maintain relationships with suppliers, customers, employees and other third parties and regulatory authorities as a result of our Chapter 11 filing;

•                  the effects of the Bankruptcy Petitions (as defined below) on us and on the interests of various constituents, including holders of our common stock;

•                  the Bankruptcy Court’s rulings in the Chapter 11 Cases, including the approvals of the Amended and Restated Support Agreement (as defined below), the Receivables Purchase Agreement Amendment (as defined below), and the DIP Financing, and the outcome of the Chapter 11 Cases generally;

•                  the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;

•                  risks associated with third party motions in the Chapter 11 Cases, which may interfere with our ability to consummate a sale;

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

•                  the timing and extent of any sustained recovery of the currently depressed PRB (as defined below) thermal coal industry and the impact of ongoing or further depressed PRB thermal coal industry conditions on our financial performance, liquidity, and any financial covenant compliance;

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

•                  our plans and objectives for future operations and the development of additional coal reserves;

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

•                  the negative impacts of the delisting of our common stock on March 26, 2019, including the likelihood that our existing common stock will be extinguished upon emergence from Chapter 11 and that existing equity holders will not receive any consideration in respect of their equity interest, the possibility that any public market for our common stock will not exist in the future or that we will be able to relist our common stock on a national securities exchange, long-term adverse effects on our ability to raise capital, loss of confidence in the Company by suppliers, customers and employees, and the loss of institutional investor interest in our common stock, among other negative impacts;

•                  litigation and other contingencies;

•                  the authority of federal and state regulatory authorities to order any of our mines to be temporarily or permanently closed under certain circumstances; and

•                  other risk factors or cautionary language described from time to time in the reports and registration statements we file with the Securities and Exchange Commission, including those in Item 1A - Risk Factors in our 2018 Form 10-K and any updates thereto in our Forms 10-Q and Forms 8-K, including Item 1A of Part II of this report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note

This Item 2 may contain forward-looking statements that involve substantial risks and uncertainties.  When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and our other Securities and Exchange Commission (“SEC”) filings, including the Risk Factors in Item 1A of our 2018 Form 10-K and Item 1A of Part II of this report.  See also “Cautionary Notice Regarding Forward-Looking Statements” in Item 1 above.

This Item 2 is intended to help the reader understand our results of operations and financial condition.  This discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements in Item 1 of this report and our other SEC filings, including our Audited Consolidated Financial Statements in Item 8 of our 2018 Form 10-K.

Recent Developments

Restructuring

During the fourth quarter of 2018 and through the filing date of this Form 10-Q, we made a number of announcements regarding our engagement of various advisors to assist in reviewing alternatives including the potential sale of the Company and to assist in reviewing our capital structure and strategic restructuring alternatives.  During that time, we experienced a number of adverse events that negatively impacted our financial results, liquidity and future prospects, which raised substantial doubt about our ability to continue as a going concern, and resulted in our decision to seek Chapter 11 bankruptcy protection.  See Item 7  “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” in our 2018 Form 10-K.  See also “—Current Considerations.”

As previously disclosed, we announced a Strategic Alternatives Review in November 2018.  Our Board of Directors, working together with its management team and legal and financial advisors, commenced a review of strategic alternatives, including a potential sale of the Company.  We engaged J.P. Morgan Securities LLC as our financial advisor and Allen & Overy LLP as our legal counsel in connection with our review of strategic alternatives.  This fourth quarter 2018 process did not result in a transaction.  In January 2019, we announced the retention of Centerview Partners LLC as our investment banker, Vinson & Elkins LLP as our legal advisor, and FTI Consulting, Inc. as our financial advisor to assist us in our review of capital structure and restructuring alternatives.  We will continue to work with our advisors throughout the Chapter 11 process.

On May 10, 2019 (the “Petition Date”), the Company and substantially all of its wholly owned domestic subsidiaries (the “Filing Subsidiaries” and, together with Cloud Peak Energy, the “Debtors”) filed voluntary petitions (collectively, the “Bankruptcy Petitions”) under Chapter 11 (“Chapter 11”) of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  The Debtors have filed a motion to have their Chapter 11 cases (collectively, the “Chapter 11 Cases”) jointly administered under the caption In re Cloud Peak Energy Inc., et al.  Each Debtor will continue to operate its business as a “debtor in possession” (“DIP”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

On the Petition Date, the Debtors filed a number of motions with the Bankruptcy Court generally designed to stabilize their operations and facilitate the Debtors’ transition into Chapter 11.  Certain of these motions seek authority from the Bankruptcy Court for the Debtors to make payments upon, or otherwise honor, certain obligations that arose prior to the Petition Date, including obligations related to employee wages, salaries and benefits, taxes, and certain vendors and other providers essential to the Debtors’ businesses.  The Debtors expect that the Bankruptcy Court will approve the relief sought in these motions on an interim basis.

The Debtors are seeking to sell all or substantially all of their assets pursuant to Section 363 of the Bankruptcy Code. To facilitate their continued marketing and sales process, the Debtors will be filing a motion with the Bankruptcy Court to approve a marketing and bidding procedures process, including milestones by which parties in interest will be required to submit indications of interest and bids for all or a portion of the Debtors’ assets.

The filing of the Bankruptcy Petitions constituted an event of default that accelerated our obligations under the indentures governing each of the 6.375% Senior Notes due 2024 (the “2024 Notes”) and 12.00%

Second Lien Senior Secured Notes due 2021 (the “2021 Notes”, and together with the 2024 Notes, the “Notes”) all as further described in Note 21, “Subsequent Events” to the Unaudited Condensed Consolidated Financial Statements in Item 1.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.  Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim.  Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

For the duration of the Chapter 11 Cases, the Company’s operations and its ability to develop and execute its business plan are subject to risks and uncertainties associated with the Chapter 11 Cases. As a result of these risks and uncertainties, the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of its operations, properties and capital plans included in this Form 10-Q may not accurately reflect its operations, properties and capital plans following the Chapter 11 Cases.

We expect our mining operations and reclamation activities to continue in the ordinary course of business.

As a result of the Chapter 11 Cases, we currently expect to delay our 2019 annual stockholders meeting.

Sale and Plan Support Agreement

Prior to filing the Bankruptcy Petitions, on May 6, 2019, the Company and the Filing Subsidiaries entered into the Sale and Plan Support Agreement (the “Support Agreement”) with holders of approximately 62% in principal amount of the 2021 Notes and holders of more than 50% in principal amount of the 2024 Notes.  The Support Agreement provides that the holders of Notes party thereto will, among other things, support a marketing and sale process to be conducted by the Company in Chapter 11 and vote in favor of an orderly plan of liquidation that complies with certain provisions of the Support Agreement.

Subsequently, on May 9, 2019, the Company and the Filing Subsidiaries entered into an Amended and Restated Sale and Plan Support Agreement (the “Amended and Restated Support Agreement”) with holders of approximately 62% in principal amount of the 2021 Notes and holders of more than 50% in principal amount of the 2024 Notes.

The Amended and Restated Support Agreement provides, among other things, that:

•                  the holders of the Notes party thereto (the “Noteholders”) will support the sale process the Debtors will conduct during their Chapter 11 Cases;

•      the Noteholders will vote in favor of an orderly plan of liquidation that complies with certain provisions of the Amended and Restated Support Agreement;

•                  the holders of 2021 Notes will consent to priming liens and the use of cash collateral in connection with the DIP Financing (described below);

•                  certain of the Noteholders have committed to provide the DIP Financing;

•                  the Noteholders consent to receiving distributions of any sale proceeds after the payment of certain administrative and priority claims;

•                  the Company and the subsidiary guarantors under the indenture governing the 2021 Notes reaffirm the guarantees under the 2021 Notes and stipulate to the validity of liens held by the secured parties under the 2021 Notes; and

•                  the Company and the subsidiary guarantors under the indenture governing the 2024 Notes reaffirm the guarantees under the 2024 Notes.

Debtor-In-Possession Financing

The Debtors expect to enter into an approximately $35 million debtor-in-possession term loan facility (the “DIP Financing”) with certain of the Noteholders on terms and conditions set forth in the DIP credit agreement filed with the Bankruptcy Court. The Company expects $10 million of the total DIP Financing will be available on an interim basis. Upon approval by the Bankruptcy Court and the satisfaction of the conditions set forth in the DIP credit agreement, the DIP Financing will provide the Debtors with valuable liquidity, which, along with the A/R Securitization Program (as described below), cash on hand and cash generated from ongoing operations, will be used to support the business and the marketing and sale process.

Amendment to A/R Securitization Program

As previously disclosed, Cloud Peak Energy Resources LLC (“CPE Resources”), a wholly owned subsidiary of the Company, is party to an Accounts Receivable Securitization Program (the “A/R Securitization Program”) with PNC Bank, National Association, as administrator.  Effective May 10, 2019, we entered into a second amendment to the Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement Amendment”) that modified the Receivables Purchase Agreement such that the Chapter 11 Cases would not result in an automatic termination of the A/R Securitization Program and resulting termination of the obligations thereunder.  However, if an order approving certain amendments to the A/R Securitization Program, the assumption of the related documents and superpriority status for the claims under the program is not entered on or prior to May 15, 2019, a termination event under the A/R Securitization Program will occur.  Should the A/R Securitization Program terminate, the Company would have to cash-collateralize the portion of letters of credit not currently cash-collateralized.

Nonpayment of Interest Due Under the Senior Notes

CPE Resources elected not to make an interest payment under the 2024 Notes of approximately $1.8 million, which was due on March 15, 2019.  The indenture governing the 2024 Notes (the “2024 Notes Indenture”) provided a 30-day grace period that extended the last date to make the interest payment to April 14, 2019 before an event of default would occur under the 2024 Notes Indenture.  As a result of CPE Resources’ decision not to make the interest payment by April 14, 2019, an event of default occurred under the 2024 Notes Indenture.  This event of default allows the trustee or the holders of at least 25% of principal amount of the 2024 Notes to accelerate maturity of the principal, plus any accrued and unpaid interest, on the 2024 Notes.  In the event of acceleration, we do not have adequate liquidity to repay the principal balance.

On April 15, 2019, CPE Resources entered into a Forbearance Agreement (the “2024 Notes Forbearance Agreement”) with CPE, Cloud Peak Finance Corp. and Nomura Corporate Research and Asset Management Inc. (“Nomura”), which provided that Nomura, an investment advisor for the holders or beneficial owners of a majority (but less than 75%) of the 2024 Notes outstanding, would not enforce any of its rights and remedies available under the 2024 Notes Indenture as a result of the event of default caused by the continued non-payment of interest under the 2024 Notes until the earlier of (i) May 1, 2019 and (ii) two business days following written notice from Nomura of any breach of the 2024 Notes Forbearance Agreement.  On April 30, 2019, the parties entered into a letter agreement amending the 2024 Notes Forbearance Agreement, which extended the May 1, 2019 termination date to May 7, 2019.  On May 7, 2019, the parties entered into a second letter agreement amending the 2024 Notes Forbearance Agreement, which further extended the termination date to May 10, 2019.

An event of default under the 2024 Notes for failure to pay interest does not result in a default under the 2021 Notes unless the 2024 Notes are accelerated.  The event of default under the 2024 Notes Indenture for failure to pay interest on the 2024 Notes resulted in a cross-default under our A/R Securitization Program, which permits PNC Bank, National Association, as administrator, to terminate the A/R Securitization Program.  On April 12, 2019, we entered into an Amended and Restated Forbearance Agreement (the “PNC Forbearance Agreement”), with Cloud Peak Energy Receivables LLC, CPE Resources and PNC Bank, National Association, as administrator, which amended and restated the Forbearance Agreement originally dated March 14, 2019 and provided that PNC Bank, National Association would not exercise any of its remedies upon a default under the A/R Securitization Program based on (i) the existence of a going concern qualification in our annual audit for fiscal year 2018 or (ii) the event of default under the 2024 Notes Indenture for failure to pay interest on the 2024 Notes.  On April 30 , 2019, the parties entered into a Second Amended and Restated Forbearance Agreement, which provided that the forbearance period under the PNC Forbearance Agreement will terminate on the earlier of (x) May 7, 2019 and (y) the date on which any additional events of default may occur, as specified therein.  On May 7, 2019, the parties entered into a Third Amended and Restated Forbearance Agreement, which extended the termination date to May 10, 2019.

CPE Resources elected not to make an interest payment obligation under the 2021 Notes of approximately $17.4 million, which was due on May 1, 2019.  The indenture governing the 2021 Notes (the “2021 Notes Indenture”) provides a 30-day grace period that extends the latest date for making this interest payment to May 31, 2019, before an event of default occurs under the 2021 Notes Indenture.  If CPE Resources does not make this interest payment by May 31, 2019, an event of default would occur under the 2021 Notes Indenture, which would give the trustee or the holders of at least 25% of principal amount of the 2021 Notes the option to accelerate maturity of the principal, plus any accrued and unpaid interest, on the 2021 Notes.  An event of default under the 2021 Notes for failure to pay interest would not result in a default under the 2024 Notes unless the 2021 Notes were accelerated.  An event of default under the 2021 Notes for failure to pay interest, at the end of the grace period, would result in a cross-default under our A/R Securitization Program and permit the lender to terminate the A/R Securitization Program.  In the event of a default and acceleration, we do not have adequate liquidity to repay the principal balance.

For information regarding the consequences of the Bankruptcy Petitions, see “ —Restructuring” above and Note 21, “Subsequent Events”, of the Unaudited Condensed Consolidated Financial Statements in Item 1.

As of March 31, 2019, CPE Resources had $290.4 million in outstanding indebtedness under the 2021 Notes and $56.4 million in outstanding indebtedness under the 2024 Notes.

Noncompliance with the NYSE’s Continued Listing Requirements and Delisting of our Common Stock

As disclosed in our Current Report on Form 8-K on March 26, 2019, we were notified by the NYSE that they had determined our common stock was no longer suitable for listing on the NYSE based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual, and commenced proceedings to delist our common stock.  Trading in our common stock was suspended immediately.  Our common stock began trading on the OTC Pink on March 27, 2019, under the symbol “CLDP”.  We expect that our existing common stock will be extinguished upon our emergence from Chapter 11 and existing equity holders are unlikely to receive any consideration in respect of their equity interests.

Overview

We produce coal in the United States of America (“U.S.”) and the Powder River Basin (“PRB”).  We operate some of the safest mines in the coal industry.  According to the most current Mine Safety and Health Administration (“MSHA”) data, we have one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.   We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., where we own and operate three surface coal mines: the Antelope Mine, the Cordero Rojo Mine, and the Spring Creek Mine.

Our Antelope Mine and Cordero Rojo Mine are located in Wyoming and our Spring Creek Mine is located in Montana.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation.  In 2018, the coal we produced generated approximately 2% of the electricity produced in the U.S.  As of December 31, 2018, we controlled approximately 1.0 billion tons of proven and probable reserves.  We do not produce any metallurgical coal.  Our Cordero Rojo Mine was impaired down to the fair value of associated land and certain mining equipment in the fourth quarter of 2018.  See Note 7 of Notes to Consolidated Financial Statements in Item 8 of our 2018 Form 10-K for further details.

In addition, we have two development projects, both located in the Northern PRB.  For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.  The Youngs Creek project is an undeveloped surface mine project located in Wyoming, seven miles south of our Spring Creek Mine and contiguous with the Wyoming-Montana state line.  The Big Metal project is located near the Youngs Creek project on the Crow Indian Reservation in southeast Montana.  Any future development and coal production from these two projects remains subject to significant risk and uncertainty.  These two development projects were fully impaired in the fourth quarter of 2018, other than the fair value of associated land.  See Note 7 of Notes to Consolidated Financial Statements in Item 8 of our 2018 Form 10-K for further details.

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

The volume of coal that we sell in any given year is driven by global and domestic demand for coal-generated electric power.  Demand for coal-generated electric power may be affected by many factors including weather patterns, natural gas prices, railroad performance, the availability of coal-fired and alternative generating capacity and utilization, the closure of coal-fired power plants, environmental and legal challenges, political and regulatory factors, energy policies, international and domestic economic conditions, currency exchange rate fluctuations, and other factors discussed in this Item 2 and in our 2018 Form 10-K.

The price at which we sell our coal is a function of the demand for coal relative to the supply.  We typically seek to enter into multi-year contracts with our customers, which helps mitigate the risks associated with any short-term imbalance in supply and demand.  We have historically entered each year with expected production related to domestic sales effectively fully sold.  This strategy helped us run our mines at predictable production rates, which improved control of operating costs.  In recent years, our business has become more variable and less predictable because utilities are adjusting their purchasing pattern based on natural gas prices, weather, and other factors and have also been increasingly purchasing coal for shorter terms.  As of May 3, 2019, we have current commitments to sell approximately 45 million tons for 2019.

As is common in the PRB, coal seams at our existing mines naturally deepen, resulting in additional overburden to be removed at additional cost.  We have experienced increased operating costs for longer haul distances, maintenance and supplies, and employee wages and salaries.  We have used derivative financial instruments to help manage our exposure to diesel fuel prices.  In July 2018, we entered into West Texas

Intermediate (“WTI”) derivative financial instruments to hedge our diesel fuel costs for the remainder of 2018 and all of 2019.  We closed out these positions in March 2019, and no longer hold any derivative financial instruments.

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

Current Considerations

Owned and Operated Mines Segment

Mine shipments to domestic customers of 8.9 million tons for the three months ended March 31, 2019 declined from 10.8 million tons in the three months ended March 31, 2018.  Adverse weather in February and March 2019 impacted train loadings and caused the drop in shipments.  Very cold temperatures in February 2019 slowed our ability to mine coal, the railroads’ ability to move trains, and our customers’ ability to unload trains.  Severe flooding across the Midwest in March 2019 damaged rail lines, significantly impairing the railroads’ ability to cycle trains to customer plants and to the PRB for loading. Impacts from this flooding are anticipated to continue into the second quarter while the railroads reroute trains, repair, and rebuild their infrastructure.  We believe a substantial portion of the backlog of purchased coal that has not been delivered due to this disruption will be rescheduled for delivery throughout the balance of the year.

Energy Ventures Analysis estimates there were 45 million tons of PRB coal inventories on utility stockpiles at the end of March 2019, a decline of 22 million tons from March 2018 levels.  The rail disruptions caused by flooding should slow inventory builds through April as rail performance recovers.

Natural gas prices were below $3.00 per MMBtu for most of the first quarter of 2019.  Strong natural gas production, often as a by-product of oil production, capped natural gas prices despite above average heating degree days this winter and 2019 storage levels that were frequently far below those in 2018.  As of April 26, 2019, U.S. Energy Information Administration data showed that natural gas inventories are 10% above year ago levels.

Logistics and Related Activities Segment

The international Newcastle thermal coal price index during the first quarter of 2019 declined from around $100 per tonne to under $90 per tonne at the end of the first quarter.  Chinese import restrictions on Australian coal and weak demand due to a mild winter in East Asia pushed prices lower.  However, the Kalimantan 5000 GAR index price, which the Spring Creek Mine coal typically prices against, increased 17% and was above $53 per tonne at the end of the first quarter.  As of May 3, 2019, the Kalimantan 5000 GAR index price was above $53 per tonne.

Based on estimates through March, 2019, year-to-date thermal imports into China have decreased six million tonnes, or 10%, compared to March 2018.  China’s electricity generation has increased by 6% through March with most of this increase from thermal coal generation.

Thermal coal imports to India have increased by 16% through March compared to 2018 but power generation declined and stockpiles are at multi-year highs to start the year.  Indonesia has been the largest supplier into India in 2019, increasing imports by 32% compared to 2018.

We exported 0.7 million tons during the three months ended March 31, 2019 compared to 1.4 million tons during the three months ended March 31, 2018.  Weak pricing made new sales uneconomic for most of the first quarter.  After two successful test burns with Japanese utilities in 2018, we contracted to ship coal to one Japanese utility in the back half of 2019.  There is no assurance any additional sales will be made from these test burns or current sales.

Potential for Further Asset Impairments

In the fourth quarter of 2018, we impaired the long-lived assets of our Cordero Rojo Mine as well as our two development projects.  See Note 7 of Notes to Consolidated Financial Statements in Item 8 of our 2018 Form 10-K for further details.  The carrying value of our remaining mineral properties, equipment, and other long-lived assets continue to be sensitive to declines in domestic and international coal prices.  Lower coal prices and lower production volumes, such as those experienced recently, may not only continue to decrease our revenues and cash flows but also may reduce the amount of coal we can produce economically.  Lower coal prices may result in asset impairment charges on our long-lived assets due to reductions in the future cash flows associated with our Owned and Operated Mines segment.  Furthermore, the ongoing operational challenges experienced at the Antelope Mine have significantly increased our cost per ton and resulted in a negative cash flow at this Mine.  Should these issues continue, the Antelope Mine may be at risk for impairment.  The cash flow model that we use to assess impairment includes numerous assumptions, such as our current estimates of forecast coal production, market outlook on forward commodity prices, operating and development costs, and discount rates.  All inputs to the cash flow model must be evaluated at each date of estimate.  Additional triggering events could include, but are not limited to, an impairment of coal reserves caused by continued declines in coal prices, increasing costs of production, or regulatory changes that adversely impact coal-fired electricity generation.  If prices and demand decline, remain at current levels for an extended period of time, or do not improve, or costs continue to rise, we may incur impairment charges with respect to certain of our long-lived assets, primarily associated with our Antelope Mine.  The actual amount of impairment incurred, if any, for our properties will depend on a variety of factors including, but not limited to, subsequent forward price curve changes, the additional risk-adjusted value of proven and probable reserves, weighted-average cost of capital, operating cost estimates and future capital expenditure estimates.  Additionally, a further decrease in forward coal prices could result in additional long-lived assets being at risk for impairment.  See Item 1A in our 2018 Form 10-K - “Risk Factors—Risks Related to Our Business and Industry—We may not recover our investments in our mining, exploration, port access rights, development projects, and other assets, which may require us to recognize impairment charges related to those assets.”

Environmental and Other Regulatory Matters

Federal, state, and local authorities regulate the U.S. coal mining industry with respect to various matters, including air quality standards, water pollution, plant and wildlife protection, the discharge of materials into the environment, and the effects of mining on surface and groundwater quality and availability.  These laws and regulations have had, and will continue to have, a significant adverse effect on our production costs and our competitive position relative to certain other sources of electricity generation.  Future laws, regulations, or orders, including those relating to global climate change, may cause coal to become a less attractive fuel source, thereby reducing coal’s share of the market for fuels and other energy sources used to generate electricity.  See “Climate Change Regulatory Environment” below and Part I—Item I. Business—“Environmental and Other Regulatory Matters” in our 2018 Form 10-K for additional climate disclosures.

On July 1, 2016 the U.S. Department of the Interior (“DOI”) published the final Consolidated Federal Oil & Gas and Federal & Indian Coal Valuation Reform Rule (“2016 Valuation Rule”).  This rule was developed by the Office of Natural Resources Revenue to significantly change the manner in which non-arm’s length sales of natural resources from federal lands are valued for royalty purposed by mandating a net-back calculation from the first third-party sale and introducing a ‘default rule’ that will require substantial judgement.  On February 27, 2017, the DOI postponed implementation of the 2016 Valuation Rule pending review of several petitions that were filed challenging the rule, including one from Cloud Peak Energy.  On April 4, 2017, the DOI announced its intention to repeal the 2016 Valuation Rule and stated it would instead return to the valuation benchmarks which had been consistently and successfully utilized by the energy industry since the late 1980’s to ensure that the royalty amount paid was based on the value of the coal severed while the DOI reconsidered whether the changes made by the 2016 Valuation Rule were warranted.  Subsequently, the states of California and New Mexico filed suit against the DOI seeking to reinstate the 2016 Valuation Rule.  On March 29, 2019, the Northern District of California ruled in favor of the Plaintiffs, thereby reinstating the 2016 Valuation Rule retroactively to January 1, 2017.  We are currently evaluating our options, including litigation, related to the 2016 Valuation Rule.  It is unclear whether the DOI will appeal this ruling to the 9th Circuit Court of Appeals.  Additionally, we cannot predict how any replacement rule proposed by the DOI would affect our business.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Summary

The following table summarizes key results (in millions, except per share amounts and percentages):

	Three Months Ended
	March 31,		Change
	2019	2018	Amount	Percent
Total tons sold	9.7	12.3	(2.6)	(21.1)
Total revenue	$145.1	$216.3	$(71.2)	(32.9)
Net income (loss)	$(49.7)	$(7.7)	$(42.0)	*
Diluted EPS	$(0.65)	$(0.10)	$(0.55)	*
Adjusted EBITDA (1)	$(28.6)	$19.6	$(48.2)	*

*                                         Not meaningful

(1)                                 EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by U.S. GAAP.  A quantitative reconciliation of Net income (loss) to Adjusted EBITDA is found in “Non-GAAP Financial Measures” below.

Results of Operations

Revenue

The following table presents Revenue and tons sold (in millions, except per ton amounts and percentages):

	Three Months Ended
	March 31,		Change
	2019	2018	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$11.66	$12.20	$(0.54)	(4.4)
Tons sold	9.7	12.3	(2.6)	(21.1)
Coal revenue	$112.7	$149.5	$(36.8)	(24.6)
Other revenue	$3.0	$4.1	$(1.1)	(26.8)
Logistics and Related Activities
Total tons sold	0.7	1.4	(0.7)	(50.0)
Realized price per ton sold - Asian export	$53.04	$57.13	$(4.09)	(7.2)
Tons sold - Asian export	0.7	1.4	(0.7)	(50.0)
Realized price per ton sold - Domestic	$55.93	$35.61	$20.32	57.1
Tons sold - Domestic (1)	—	—	—	—
Revenue	$39.1	$79.6	$(40.5)	(50.9)
Eliminations of Intersegment Sales
Revenue	$(9.7)	$(16.9)	$7.2	42.6
Total Consolidated
Revenue	$145.1	$216.3	$(71.2)	(32.9)

(1)                                 For the three months ended March 31, 2019 and 2018, the domestic logistics volumes were 33,500 tons and 43,800 tons, respectively.

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 (in millions):

Three months ended March 31, 2018	$149.5
Changes associated with volumes	(31.6)
Changes associated with prices	(5.2)
Three months ended March 31, 2019	$112.7

Coal revenue decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to fewer tons sold.  Volumes decreased due to the severe weather experienced during the first quarter of 2019, which limited the availability of rail cars.  These impacts may carry over into the second quarter as record flooding damaged bridges and rail tracks that will take time to repair.  Realized prices for the three months ended March 31, 2019 decreased as compared to the same period in 2018 due to a lower Black Lung tax rate, which is included as part of the majority of our customers’ sales price and lowered the realized price by approximately $0.25 per ton during the quarter.

Logistics and Related Activities Segment

Revenue decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to less favorable conditions in the export market.  We shipped six vessels during the three months ended March 31, 2019 compared to 11 vessels during the same period in 2018.  Realized prices for exports have decreased 7.2% for the three months ended March 31, 2019 compared to the same period in 2018.

Cost of Product Sold

The following table presents Cost of product sold (in millions, except per ton amounts and percentages):

	Three Months Ended
	March 31,		Change
	2019	2018	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$12.92	$10.94	$1.98	18.1
Cost of product sold (produced coal)	$124.8	$134.1	$(9.3)	(6.9)
Other cost of product sold	$2.2	$1.9	$0.3	15.8
Logistics and Related Activities
Average cost per ton sold - Asian export	$55.83	$52.09	$3.74	7.2
Average cost per ton sold - Domestic	$55.83	$30.82	$25.01	81.1
Cost of product sold	$42.4	$74.2	$(31.8)	(42.9)
Eliminations of Intersegment Sales
Cost of product sold	$(9.4)	$(17.7)	$8.3	46.9
Total Consolidated
Cost of product sold	$160.0	$192.5	$(32.5)	(16.9)

Owned and Operated Mines Segment

Cost of product sold decreased in the three months ended March 31, 2019 as compared to the same period in 2018 primarily due to the decrease in tons sold, which decreased production taxes and royalties.  The lower Black Lung tax rate also decreased production taxes and royalties.  In addition, labor costs decreased due to decreased headcount and benefit costs.  Partially offsetting these decreases were increases in repairs and maintenance, and explosives.  Repairs and maintenance increased as a result of running more haul trucks, as well as work done at our rebuild center on various draglines, dozers, dippers and buckets.  Explosives increased as a result of an increase in overburden removal.  The average cost per ton sold increased primarily due to the lower production and higher strip ratio.

Logistics and Related Activities Segment

Cost of product sold decreased in the three months ended March 31, 2019 as compared to the same period in 2018 primarily due to a decrease in price variable rail rates on our export sales.  We shipped six vessels during the three months ended March 31, 2019 compared to 11 vessels during the same period in 2018.  The average cost per ton sold increased due to the lower tons sold.

Operating Income (Loss)

The following table presents Operating income (loss) (in millions, except for percentages):

	Three Months Ended
	March 31,		Change
	2019	2018	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$(21.8)	$1.2	$(23.0)	*
Logistics and Related Activities
Operating income (loss)	$(3.2)	$5.4	$(8.6)	(159.3)
Other
Operating income (loss)	$(19.0)	$(7.7)	$(11.3)	(146.8)
Eliminations of Intersegment Sales
Operating income (loss)	$(0.3)	$0.7	$(1.0)	(142.9)
Total Consolidated
Operating income (loss)	$(44.3)	$(0.4)	$(43.9)	*

*                                         Not meaningful

Owned and Operated Mines Segment

Operating income decreased in the three months ended March 31, 2019 as compared to the same period in 2018 primarily due to the decrease in Revenue as previously discussed.  Partially offsetting this was the decrease in Cost of product sold as previously discussed.  In addition, Depreciation and depletion decreased $4.3 million primarily due to the decrease in production, as well as the 2018 impairment of certain assets, and we recorded $1.8 million in derivative gains in the three months ended March 31, 2019.

Logistics and Related Activities Segment

There were no factors other than those previously discussed for Revenue and Cost of product sold that influenced the decrease in operating income during the three months ended March 31, 2019 as compared to the same period in 2018.

Other

Operating loss increased during the three months ended March 31, 2019 as compared to the same period in 2018.  The increase was primarily related to an increase in Selling, general and administrative expenses (“SG&A”) of $11.3 million.  SG&A increased $8.6 million primarily due to higher legal and consulting costs related to our restructuring advisors.  SG&A also increased by $2.6 million due to higher stock based compensation due to the credit recorded in the first quarter of 2018 related to a decrease in our stock price.

Other Income (Expense)

The following table presents Other income (expense) (in millions, except for percentages):

	Three Months Ended
	March 31,		Change
	2019	2018	Amount	Percent
Other income (expense)	$(5.7)	$(7.6)	$1.9	25.0

Other income increased $1.9 million for the three months ended March 31, 2019 as compared to the same period in 2018 primarily due to a decrease in interest expense, in part related to the cancellation of our credit agreement in November 2018.

Income Tax Provision

Our statutory income tax rate, including state income taxes, for the three months ended March 31, 2019 and 2018 was approximately 23%.  Our effective tax rate for the three months ended March 31, 2019 and 2018 was  (0.1)% and (0.8)%, respectively.  The difference between our statutory income tax rate and our effective income tax rate for the three months ended March 31, 2019 and 2018 is primarily the result of the impact of percentage depletion, income tax in the states in which we do business and changes in our valuation allowance.

As of March 31, 2019 and December 31, 2018, we had deferred tax assets principally arising from: AROs, alternative minimum tax credits, postretirement benefits, contract rights, and net operating loss carry-forwards.  As management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established.

Liquidity and Capital Resources

	March 31,	December 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$43.6	$91.2

Liquidity Before Filing Under Chapter 11 of the United States Bankruptcy Code

Our liquidity outlook has continued to decline since the fourth quarter of 2018.  Severe weather and train unavailability further compounded operational issues in the first quarter of 2019, affecting production at all three of our mines.  Further, lower export prices, and lower demand overall, are expected to result in significantly lower levels of cash flow from operating activities in the future and have limited our ability to access capital markets.  These factors along with the termination of our Amended Credit Agreement in November 2018 raise substantial doubt about our ability to continue as going concern.

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations and any borrowing capacity under our A/R Securitization Program.  We had no availability for borrowing under the A/R Securitization Program as of March 31, 2019.  Our total liquidity, which includes cash and cash equivalents, was $43.6 million as of March 31, 2019.  We also have a capital leasing program, with a balance of $2.1 million as of March 31, 2019, for some of our capital equipment purchases subject to the conditions in the master lease agreement.

Cash balances depend on a number of factors, such as the volume of coal sold by our Owned and Operated Mines segment; the price for which we sell our coal; the costs of mining, including labor, repairs and maintenance, fuel, and explosives; the amount of royalties, severance taxes, and other governmental levies that we pay; capital expenditures to acquire property, plant and equipment; the volume of deliveries coordinated by our Logistics and Related Activities segment to customer contracted destinations; the revenue we receive for our logistics services; demurrage and any take-or-pay charges; coal-fired electricity demand, regulatory changes and energy policies impacting our business; and other risks and uncertainties, including those discussed in Item 1A in our 2018 Form 10-K and in Item 1A of Part II of this report.

Capital expenditures are necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and to add new equipment as necessary.  Capital expenditures for the three months ended March 31, 2019 and 2018 were $1.1 million and $2.6 million, respectively.  We have budgeted approximately $16 million of maintenance capital expenditures in 2019.

The elimination of the Alternative Minimum Tax (“AMT”) and the ability to offset our regular tax liability or claim refunds for taxable years 2018 through 2021 for AMT credits carried forward from prior periods was a material impact of the Tax Cuts and Jobs Act legislation enacted in December 2017.  We currently anticipate we will realize approximately $31.5 million in AMT value over the next four years with approximately half of this value realized in 2019 for taxable year 2018.

Liquidity After Filing Under Chapter 11 of the United States Bankruptcy Code

Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions.  Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive.  In addition to the cash requirements necessary to fund ongoing operations, we have incurred, and expect to continue to incur, significant professional fees and other costs in connection with our Chapter 11 proceedings.  As of May 9, 2019, our total available liquidity, consisting of cash on hand, was $27.3 million.  We expect to continue using additional cash that will further reduce this liquidity. However, with the DIP Financing, we believe we have sufficient liquidity, including cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 proceedings for minimum operating and working capital purposes and excluding principal and interest payments on our outstanding debt.  As such, we expect to pay vendor and royalty obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders, if any, approving such payments.  There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or to pursue confirmation of a Chapter 11 plan of reorganization or plan of liquidation.  We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

Our ability to maintain adequate liquidity through the sale process depends on our ability to successfully consummate a sale in Chapter 11, successful operation of our business, and appropriate management of operating expenses and capital spending.  Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.  If we are unable to meet our liquidity needs, we may have to take other actions to seek additional financing to the extent available or we could be forced to consider other alternatives to maximize potential recovery for the creditors, including possible liquidation under Chapter 7 of the Bankruptcy Code.

The filing of the Bankruptcy Petitions constituted an event of default that accelerated our obligations, all as further described in Note 21, “Subsequent Events”, of the Unaudited Condensed Consolidated Financial

Statements in Item 1.  Pursuant to the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.  Accordingly, although the filing of the Bankruptcy Petitions triggered defaults under the Debt Instruments, creditors are stayed from taking action as a result of these defaults.  Additionally, under Section 502(b)(2) of the Bankruptcy Code, the Company is no longer required to pay interest on its senior notes accruing on or after the Petition Date.  However, the Debtors will be required to pay interest on amounts borrowed under DIP Financing.

Support Agreement

Prior to filing the Bankruptcy Petitions, on May 6, 2019, the Company and the Filing Subsidiaries entered into the Support Agreement with holders of approximately 62% in principal amount of the 2021 Notes and holders of more than 50% in principal amount of the  2024 Notes.  The Support Agreement provides that the holders of Notes party thereto will, among other things, support a marketing and sale process to be conducted by the Company in Chapter 11 and vote in favor of an orderly plan of liquidation that complies with certain provisions of the Support Agreement.

Subsequently, on May 9, 2019, the Company and the Filing Subsidiaries entered into the Amended and Restated Support Agreement with holders of approximately 62% in principal amount of the 2021 Notes and holders of more than 50% in principal amount of the 2024 Notes.

The Amended and Restated Support Agreement provides, among other things, that:

•                  the Noteholders party thereto will support the sale and marketing process the Debtors will conduct during their Chapter 11 Cases;

•      the Noteholders will vote in favor of an orderly plan of liquidation that complies with certain provisions of the Amended and Restated Support Agreement;

•                  the holders of 2021 Notes will consent to priming liens and the use of cash collateral in connection with the DIP Financing;

•                  certain of the Noteholders have committed to provide the DIP Financing;

•                  the Noteholders consent to receiving distributions of any sale proceeds after the payment of certain administrative and priority claims;

•                  the Company and the subsidiary guarantors under the indenture governing the 2021 Notes reaffirm the guarantees under the 2021 Notes and stipulate to the validity of liens held by the secured parties under the 2021 Notes; and

•                  the Company and the subsidiary guarantors under the indenture governing the 2024 Notes reaffirm the guarantees under the 2024 Notes.

Debtor-in-Possession Financing

The Debtors expect to enter into an approximately $35 million DIP Financing with certain of the Noteholders on terms and conditions set forth in the DIP credit agreement filed with the Bankruptcy Court.  The Company expects $10 million of the total DIP Financing will be available on an interim basis.  Upon approval by the Bankruptcy Court and the satisfaction of the conditions set forth in the DIP credit agreement, the DIP Financing will provide the Debtors with valuable liquidity, which, along with the A/R Securitization Program, cash on hand and cash generated from ongoing operations, will be used to support the business and the marketing and sale process.

Amendment to A/R Securitization Program

CPE Resources is party to the A/R Securitization Program with PNC Bank, National Association, as administrator.  Effective May 10, 2019, we entered into the Receivables Purchase Agreement Amendment that modified the Receivables Purchase Agreement such that the Chapter 11 Cases would not result in an automatic termination of the A/R Securitization Program and resulting acceleration of the obligations thereunder.  However, if an order approving certain amendments to the A/R Securitization Program, the assumption of the related documents and superpriority status for the claims under the program is not entered on or prior to May 15, 2019, a termination event under the A/R Securitization Program will occur.  Should the A/R Securitization Program terminate, the Company would have to cash-collateralize the portion of letters of credit not currently cash-collateralized.

Overview of Cash Transactions

We started 2019 with cash, cash equivalents, and restricted cash of $92.1 million and concluded the three months ended March 31, 2019 with $62.8 million.  The primary reason for this decrease was cash used in operating activities of $30.6 million.  This was partially offset by proceeds from the sale of assets of $3.2 million. The following table represents cash flows (in millions, except percentages).

	Three Months Ended
	March 31,		Change
	2019	2018	Amount	Percent
Beginning balance - cash, cash equivalents, and restricted cash	$92.1	$108.7	$(16.6)	(15.3)
Net cash provided by (used in) operating activities	(30.6)	24.1	(54.7)	*
Net cash provided by (used in) investing activities	2.1	(3.0)	5.1	170.0
Net cash provided by (used in) financing activities	(0.8)	(1.2)	0.4	33.3
Ending balance - cash, cash equivalents, and restricted cash	$62.8	$128.5	$(65.7)	(51.1)

*                                         Not meaningful

Net cash provided by operating activities decreased for the three months ended March 31, 2019 as compared to the same period in 2018 primarily due to a decrease in Net income (loss) of $42.0 million.  In addition, there was a decrease in other non-cash items and working capital.

The increase in cash provided by investing activities for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily related to $3.2 million in proceeds from the sale of our Gillette office building as well as a parcel of land and a building near our Cordero Rojo Mine.  In addition, there was a decrease in capital expenditures of $1.5 million from the prior year.

Cash used in financing activities decreased for the three months ended March 31, 2019 as compared to the same period in 2018 due to a decrease in federal coal lease payments and finance lease payments.

Senior Notes

CPE Resources elected not to make an interest payment under the 2024 Notes of approximately $1.8 million, which was due on March 15, 2019. The 2024 Notes Indenture provided a 30-day grace period that extended the last day to make the interest payment to April 14, 2019 before an event of default would occur under the 2024 Notes Indenture. As a result of CPE Resources’ decision not to make the interest payment by April 14, 2019, an event of default occurred under the 2024 Notes Indenture. This event of default allows the trustee or the holders of at least 25% of principal amount of the 2024 Notes to accelerate maturity of the principal, plus any accrued and unpaid interest, on the 2024 Notes. In the event of acceleration, we do not have adequate liquidity to repay the principal balance. On April 15, 2019, CPE Resources entered into the 2024 Notes Forbearance Agreement, which provided that Nomura, an investment advisor for the holders or beneficial owners of a majority (but less than 75%) of the 2024 Notes outstanding, would not enforce any of its rights and remedies available under the 2024 Notes Indenture as a result of the event of default caused by the continued non-payment of interest under the 2024 Notes until the earlier of (i) May 1, 2019 and (ii) two business days following written notice from Nomura of any breach of the 2024 Notes Forbearance Agreement. On April 30, 2019, the parties entered into a letter agreement amending the 2024 Notes Forbearance Agreement, which extended the May 1, 2019 termination date to May 7, 2019.  On May 7, 2019, the parties entered into a second letter agreement amending the 2024 Notes Forbearance Agreement, which further extended the termination date to May 10, 2019.

An event of default under the 2024 Notes for failure to pay interest does not result in a default under the 2021 Notes unless the 2024 Notes are accelerated. The event of default under the 2024 Notes Indenture for failure to pay interest on the 2024 Notes resulted in a cross-default under the A/R Securitization Program, which permits PNC Bank, National Association, as administrator, to terminate the A/R Securitization Program. On April 12, 2019, we entered into the PNC Forbearance Agreement, which amended and restated the Forbearance Agreement originally dated March 14, 2019 and provided that PNC Bank, National Association would not exercise any of its remedies upon a default under the A/R Securitization Program based on (i) the existence of a going concern qualification in our annual audit for fiscal year 2018 or (ii) the event of default under the 2024 Notes Indenture for failure to pay interest on the 2024 Notes. On April 30, 2019, the parties entered into a Second Amended and Restated Forbearance Agreement, which provided that the forbearance period under the PNC Forbearance Agreement will terminate on the earlier of (x) May 7, 2019 and (y) the date on which any additional events of default may occur, as specified therein.  On May 7, 2019, the parties entered into a Third Amended and Restated Forbearance Agreement, which extended the termination date to May 10, 2019.

CPE Resources elected not to make an interest payment obligation under the 2021 Notes of approximately $17.4 million, which was due on May 1, 2019.  The 2021 Notes Indenture provides a 30-day grace period that extends the latest date for making this interest payment to May 31, 2019, before an event of default occurs under the 2021 Notes Indenture.  If CPE Resources does not make this interest payment by May 31, 2019, an event of default would occur under the 2021 Notes Indenture, which would give the trustee or the holders of at least 25% of principal amount of the 2021 Notes the option to accelerate maturity of the principal, plus any accrued and unpaid interest, on the 2021 Notes.  An event of default under the 2021 Notes for failure to pay interest would not result in a default under the 2024 Notes unless the 2021 Notes were accelerated. An event of default under the 2021 Notes for failure to pay interest, at the end of the grace period, would result in a cross-default under our A/R Securitization Program and permit the lender to terminate the A/R Securitization Program.  In the event of a default and acceleration, we do not have adequate liquidity to repay the principal balance.

The filing of the Bankruptcy Petitions constituted an event of default that accelerated our obligations under the documents governing each of our 2024 Notes and 2021 Notes.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.  Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim.  Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

For more information, see “Recent Developments” above and Note 21, “Subsequent Events”, of the Unaudited Condensed Consolidated Financial Statements in Item 1.

A/R Securitization Program

On May 24, 2018, the A/R Securitization Program was amended to extend the term of the A/R Securitization Program to May 24, 2021 from January 23, 2020.  All other terms of the program remained substantially the same.  The A/R Securitization Program allows for a maximum borrowing capacity of $70 million.  The borrowing capacity is limited by eligible accounts receivable (as defined under the terms of the A/R Securitization Program), calculated on a daily basis, and will fluctuate from day to day.  The borrowing capacity is reduced by the undrawn face amount of letters of credit issued and outstanding under the A/R Securitization Program.  As of March 31, 2019, we had $14.6 million of borrowing capacity under the A/R Securitization Program, which was less than the undrawn face amount of letters of credit outstanding under the A/R Securitization Program of $25.7 million.  The $11.1 million difference between the borrowing capacity and the undrawn face amount of the letters of credit outstanding was cash-collateralized into a restricted cash account in early April 2019, thus bringing the borrowing capacity to zero as of March 31, 2019.  As of December 31, 2018, there was a $4.4 million deficit between the borrowing capacity and the undrawn face amount of letters of credit, which was cash-collateralized into a restricted cash account in early January 2019.  There were no borrowings outstanding under the A/R Securitization Program as of March 31, 2019 or December 31, 2018.

Our A/R Securitization Program supports the current collateral requirements associated with outstanding third-party surety bonds that primarily secure the performance of our reclamation and lease obligations.

On March 14, 2019, we entered into a Forbearance Agreement (the “Forbearance Agreement”) by and among Cloud Peak Energy Receivables LLC, CPE Resources and PNC Bank, National Association, as administrator, relating to the A/R Securitization Program, which provided that PNC Bank, National Association would not exercise any of its remedies upon a default under the A/R Securitization Program based on the existence of substantial doubt regarding our ability to continue as a going concern. Pursuant to the Forbearance Agreement, the forbearance period would have terminated on the earlier of (i) April 14, 2019 and (ii) the date on which any additional events of default may occur, as specified therein. For information regarding certain forbearance agreements and amendments entered into subsequent to March 31, 2019, see “Recent Developments” above and Note 21, “Subsequent Events”, of the Unaudited Condensed Consolidated Financial Statements in Item 1.

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

As of March 31, 2019, we had $407.3 million of reclamation and lease bonds with underwriters backed by collateral of approximately 6%, or $25.7 million, in the form of letters of credit under our A/R Securitization Program.  The terms and conditions with the issuers of the surety bonds allow for collateral calls to mitigate their exposure.  The amount of collateral that could be required under these collateral calls would be based on the underlying bonded assets and their risks, our credit profile, and overall market conditions.  Should further collateral for these obligations be called, this could utilize a significant portion of our existing liquidity or potentially exceed our existing liquidity.  We have self-bonded, by cash collateralizing, an additional $1.7 million in April 2019.  If we are unable to obtain or retain required surety bonds, we may be unable to satisfy legal requirements necessary to conduct our mining operations.

Climate Change Regulatory Environment

Enactment of current, proposed, or future laws or regulations regarding emissions from the combustion of coal by the U.S., some of its states, or by other countries, or other actions to limit such emissions, like the creation of mandatory use requirements for renewable fuel sources, will likely result in electricity generators further switching from coal to other fuel sources.  Public concern and the political environment may also continue to materially and adversely impact future coal demand and usage to generate electricity, regardless of applicable legal and regulatory requirements.  Additionally, the creation and issuance of subsidies designed to encourage use of alternative energy sources could further decrease the demand for coal as an energy source.  The potential financial impact on us as a result of these factors will depend upon the degree to which electricity generators diminish their reliance on coal as a fuel source as a result thereof.  That, in turn, will depend on a number of factors, including the appeal and design of the subsidies being offered, the specific requirements imposed by any such laws or regulations such as mandating use by utilities of renewable fuel sources, the time periods over which those laws or regulations would be phased in, and the state of any commercial development and deployment of carbon capture technologies, including storage, conversion, or other commercial use for captured carbon.  In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws or regulations may have on our results of operations, financial condition, or cash flows, however, such impacts may be significant.  See Item 1 “Business—Environmental and Other Regulatory Matters—Global Climate Change” and Item 1A “Risk Factors” of our 2018 Form 10-K for additional discussion regarding how climate change and other environmental regulatory matters may materially adversely impact our business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results that can be expected for future quarters or the full year.  Refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K for a discussion of our critical accounting policies and estimates.

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

EBITDA represents Net income (loss) before: (1) interest income (expense), net, (2) income tax provision, (3) depreciation and depletion, and (4) amortization.  Adjusted EBITDA represents EBITDA as further adjusted for accretion, which represents non-cash increases in asset retirement obligation liabilities resulting from the passage of time, and specifically identified items that management believes do not directly reflect our core operations.  The specifically identified items that we routinely adjust for are:  (1) adjustments to exclude non-cash impairment charges, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including derivative settlements, (3) adjustments to exclude debt restructuring costs, and (4) non-cash amortization expense related to transportation agreements with BNSF and Westshore.

Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.  Our management recognizes that using Adjusted EBITDA as a performance measure has inherent limitations as compared to Net income (loss) or other U.S. GAAP financial measures, as this non-GAAP measure excludes certain items, including items that are recurring in nature, which may be meaningful to investors.  As a result of the exclusions, Adjusted EBITDA should not be considered in isolation and does not purport to be an alternative to Net income (loss) or other U.S. GAAP financial measures as a measure of our operating performance.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” of our 2018 Form 10-K for additional information regarding Adjusted EBITDA and its limitations compared to U.S. GAAP financial measures.

The following tables present a reconciliation of consolidated Net income (loss) to consolidated Adjusted EBITDA,  consolidated Net income (loss) to consolidated Operating income (loss), and segment Operating income (loss) to segment Adjusted EBITDA (in millions):

Adjusted EBITDA

	Three Months Ended
	March 31,
	2019	2018
Net income (loss)	$(49.7)	$(7.7)
Interest income	(0.3)	(0.3)
Interest expense	7.7	9.2
Income tax (benefit) expense	—	0.1
Depreciation and depletion	10.7	15.0
EBITDA	(31.6)	16.2
Accretion	1.6	1.7
Derivative financial instruments:
Exclusion of fair value mark-to-market loss (gain) (1)	(1.8)	—
Settlement of derivative financial instruments	1.8	—
Total derivative financial instruments	—	—
Impairments	0.1	—
Non-cash throughput amortization expense and contract termination payments	1.3	1.7
Adjusted EBITDA	$(28.6)	$19.6

(1)                                 Fair value mark-to-market (gains) losses reflected in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Adjusted EBITDA by Segment

	Three Months Ended
	March 31,
	2019	2018
Net income (loss)	$(49.7)	$(7.7)
Interest income	(0.3)	(0.3)
Interest expense	7.7	9.2
Other, net	—	0.3
Income tax expense (benefit)	—	0.1
Loss (income) from unconsolidated affiliates, net of tax	(0.2)	(0.3)
Net periodic postretirement benefit cost (income), excluding service cost	(1.8)	(1.6)
Consolidated operating income (loss)	$(44.3)	$(0.4)

Owned and Operated Mines
Operating income (loss)	$(21.8)	$1.2
Depreciation and depletion	10.4	14.7
Accretion	1.5	1.6
Derivative financial instruments:
Exclusion of fair value mark-to-market loss (gain)	(1.8)	—
Settlement of derivative financial instruments	1.8	—
Total derivative financial instruments	—	—
Impairments	0.1	—
Net periodic postretirement benefit income (cost), excluding service cost	1.5	1.3
Other	(0.1)	(0.2)
Adjusted EBITDA	$(8.4)	$18.6

Logistics and Related Activities
Operating income (loss)	$(3.2)	$5.4
Non-cash throughput amortization expense and contract termination payments	1.3	1.7
Adjusted EBITDA	$(2.0)	$7.1

Other Unallocated Operating Income (Loss)
Other operating income (loss)	$(19.0)	$(7.7)
Elimination of intersegment operating income (loss)	$(0.2)	$0.7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices or credit standings.  We believe our principal market risks are commodity price risk, interest rate risk, and credit risk.

Commodity Price Risk

Historically, we have principally managed the commodity price risk for our coal contract portfolio with long-term coal sales agreements of varying terms and durations.  In recent years, our business has become more variable and less predictable because utilities are adjusting their purchasing pattern based on natural gas prices, weather, and other factors.  Market risk includes the potential for changes in the market value of our coal portfolio, which may include index sales, export pricing, and PRB derivative financial instruments.  As of May 3, 2019, we have contracted to sell approximately 45 million tons during 2019, all of which are under fixed-price contracts.

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $5.8 million over the next 12 months.  In July 2018, we entered into WTI derivative financial instruments to manage certain exposures to diesel fuel prices.  The terms of the program are disclosed in Note 10 of our Unaudited Condensed Consolidated Financial Statements in Item 1.  We closed out these positions in March 2019, and no longer hold any derivative financial instruments.

Interest Rate Risk

Certain of our capital leases, and our A/R Securitization Program are subject to adjustable interest rates.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of our 2018 Form 10-K.  We had no outstanding borrowings under our A/R Securitization Program as of March 31, 2019.  If we borrow funds under the A/R Securitization Program, we may be subject to increased sensitivity to interest rate movements.

Some of the $2.1 million of borrowings under the capital leasing program are also subject to adjustable interest rates although any change to the rate would not have a significant impact on cash flow.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

When appropriate (as determined by our credit management function), we have taken steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated.  These steps include obtaining letters of credit and requiring prepayments for shipments.  See Item 1A “Risk Factors—Risks Related to Our Business and Industry—We are exposed to counterparty risk with our customers, trading partners, financial institutions, and other parties with whom we conduct business” in our 2018 Form 10-K.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to senior management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019, and has concluded that such disclosure controls and procedures are effective.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, including the risk factors set forth below, you should carefully consider the risks and uncertainties described in Item 1A of our 2018 Form 10-K.  The risks described herein and in our 2018 Form 10-K are not the only risks we may face.  If any of those risk factors, as well as other risks and uncertainties that are not currently known to us or that we currently believe are not material, actually occur, our business, financial condition, results of operations, cash flows, and liquidity could be materially and adversely affected.  In our judgment, other than as set forth below, there were no material changes in the risk factors as previously disclosed in Item 1A of our 2018 Form 10-K.

Risks Related to Our Chapter 11 Cases

As a result of the filing of the Bankruptcy Petitions, we are subject to the risks and uncertainties associated with bankruptcy proceedings, and operating under Chapter 11 may restrict our ability to pursue strategic and operational initiatives.

For the duration of the Chapter 11 Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy.  These risks include:

•                  our ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases from time to time;

•                  our ability to comply with and operate under any cash management orders entered by the Bankruptcy Court from time to time;

•                  our ability to comply with our Amended and Restated Support Agreement and DIP Financing terms and conditions;

•                  our ability to consummate a sale of all or substantially all of the Company’s assets;

•                  our ability to fund and execute our business plan; and

•                  our ability to continue as a going concern.

These risks and uncertainties could affect our business and operations in various ways.  For example, negative events or publicity associated with the Chapter 11 Cases could adversely affect our relationships with our suppliers, customers and employees.  In particular, critical vendors may determine not to do business with us due to our Chapter 11 filing and we may not be successful in securing alternative sources.  Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of opportunities.  Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 process may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

Additionally, the terms of the DIP Financing will require us to comply with certain financial maintenance covenants, including a minimum liquidity requirement.

The DIP Financing also will contain customary affirmative and negative covenants for debtor-in-possession financings, which include restrictions on (i) indebtedness, (ii) liens and guaranties, (iii) liquidations, mergers, consolidations, acquisitions, (iv) disposition of assets or subsidiaries, (v) affiliate transactions, (vi) creation or ownership of certain subsidiaries, partnerships and joint ventures, (vii) continuation of or change in business, (viii) restricted payments, (ix) sanctions and anti-corruption matters, (x) no restriction in agreements on dividends or certain loans, (xi) loans and investments, (xii) transactions with respect to our subsidiaries and (xiii) hedging transactions.  In addition, the DIP Financing contains milestones relating to the Chapter 11 Cases.  Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply could result in an event of default under the DIP Financing.

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.  We expect that the existing common stock of the Company will be extinguished and existing equity holders are unlikely to receive consideration in respect of their equity interests.

If a sale of the Company’s assets is consummated or a plan of reorganization is approved in the Chapter 11 Cases, it is likely that our existing common stock will be extinguished, and existing equity holders will likely not receive consideration in respect of their existing equity interests.  Further, on March 26, 2019, we were notified by the NYSE that they had determined our common stock was no longer suitable for listing on the NYSE based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual, and commenced proceedings to delist our common stock.  Trading in our common stock was suspended immediately.  Following delisting from the NYSE, our common stock has been traded over the counter in the OTC Pink, but this may not always be the case.  The delisting by the NYSE could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell shares of our common stock.  Accordingly, we urge extreme caution with respect to existing and future investments in our equity or other securities.

The pursuit of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the cases.  This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

During the pendency of the Chapter 11 Cases, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition.  A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations.  The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

If we are not able to consummate a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or are unable to confirm a Chapter 11 plan of reorganization or liquidation, we could be required to liquidate under Chapter 7 of the Bankruptcy Code.

The Company intends to pursue the consummation of a sale or other disposition of all or substantially all assets of the Company and certain of its subsidiaries pursuant to Section 363 of the Bankruptcy Code, and has filed a motion with the Bankruptcy Court for entry of order approving bidding procedures, scheduling bid deadlines and the auction, and other matters related to the bidding and auction process.  Subsequent to a Section 363 sale, the Company is not expected to emerge from the Chapter 11 proceedings as a reorganized, ongoing operating entity.  If we are not able to consummate a Section 363 sale, or confirm a Chapter 11 plan of reorganization or liquidation, we could be forced to liquidate under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code.  We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a Chapter 11 sale because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

There can be no assurance that our current cash position and amounts of cash from future operations will be sufficient to fund operations.  In the event that we do not have sufficient cash to meet our liquidity requirements, and our current financing is insufficient or exit financing is not available, we may be required to seek additional financing.  There can be no assurance that such additional financing would be available, or, if available, would be available on acceptable terms.  Failure to secure any necessary exit financing or additional financing would have a material adverse effect on our operations and ability to continue as a going concern.

If we pursue a Chapter 11 plan of reorganization, our post-bankruptcy capital structure is yet to be determined, and any changes to our capital structure may have a material adverse effect on existing debt and security holders.

If we pursue a Chapter 11 plan of reorganization, our post-bankruptcy capital structure will be set pursuant to a plan that requires Bankruptcy Court approval.  Any reorganization of our capital structure may include exchanges of new debt or equity securities for our existing debt and equity securities, and such new debt or equity securities may be issued at different interest rates, payment schedules and maturities than our existing creditors.  The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification, and there can be no guarantee of success.  If such exchanges or modifications are successful, holders of our debt may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates.  There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance.  If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future.

Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, or adverse market conditions persist or worsen, our plan may be unsuccessful in its execution.

Any plan of reorganization that we may implement will affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances.  Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and coal industries, both in the U.S. and in global markets.  The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate.  In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure.  Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated.  Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations.  The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

We may be unable to comply with restrictions imposed by our DIP Financing, our A/R Securitization Program and other financing arrangements.

The agreements governing our outstanding financing arrangements impose a number of restrictions on us.  For example, the terms of our A/R Securitization Program and other financing arrangements contain financial and other covenants that create limitations on our ability to borrow the full amount under our A/R Securitization Program, effect acquisitions or dispositions and incur additional debt and require us to maintain minimum levels of liquidity and various financial ratios and comply with various other financial covenants.  Effective May 10, 2019, we entered into the Receivables Purchase Agreement Amendment, which modified the Receivables Purchase Agreement such that the Chapter 11 Cases would not result in an automatic termination of the A/R Securitization Program and resulting termination of the obligations thereunder.  However, if an order approving certain amendments to the A/R Securitization Program, the assumption of the related documents and superpriority status for the claims under the program is not entered on or prior to May 15, 2019, a termination event under the A/R Securitization Program will occur.  Should the A/R Securitization Program terminate, the Company would have to cash-collateralize the portion of letters of credit not currently cash-collateralized.

The terms of the DIP Financing also will require us to comply with certain financial maintenance covenants, including a minimum liquidity requirement.  The DIP Financing also will contain customary affirmative and negative covenants for debtor-in-possession financings, which include restrictions on (i) indebtedness, (ii) liens and guaranties, (iii) liquidations, mergers, consolidations, acquisitions, (iv) disposition of assets or subsidiaries, (v) affiliate transactions, (vi) creation or ownership of certain subsidiaries, partnerships and joint ventures, (vii) continuation of or change in business, (viii) restricted payments, (ix) sanctions and anti-corruption matters, (x) no restriction in agreements on dividends or certain loans, (xi) loans and investments, (xii) transactions with respect to our subsidiaries and (xiii) hedging transactions. In addition, the DIP Financing contains milestones relating to the Chapter 11 Cases.  Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply could result in an event of default under the DIP Financing, the A/R Securitization Program or our other financing arrangements.

Even if we pursue a Chapter 11 plan of reorganization and such plan is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if we pursue a Chapter 11 plan of reorganization and such plan is consummated, we will continue to face a number of risks, including further deterioration in commodity prices or other changes in economic conditions, changes in our industry, changes in demand for our coal and increasing expenses.  Accordingly, we cannot guarantee that any Chapter 11 plan of reorganization will achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through such plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of our Chapter 11 proceedings.  Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all.  Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital. As a result, we cannot give any assurance of our ability to continue as a going concern, even if a Chapter 11 plan of reorganization is confirmed.

We have substantial liquidity needs and may not be able to obtain sufficient liquidity during the pendency of the Chapter 11 proceedings or to confirm a plan of reorganization or liquidation.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive.  In addition to the cash requirements necessary to fund ongoing operations, we have incurred, and expect to continue to incur, significant professional fees and other costs in connection with our Chapter 11 proceedings.  As of May 9, 2019, our total available liquidity, consisting of cash on hand, was $27.3 million.  We expect to continue using additional cash that will further reduce this liquidity. However, with the DIP Financing, we believe we have sufficient liquidity, including cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 proceedings for minimum operating and working capital purposes and excluding principal and interest payments on our outstanding debt.  As such, we expect to pay vendor and royalty obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders, if any, approving such payments.  There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or to pursue confirmation of a Chapter 11 plan of reorganization or plan of liquidation.  We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

We may be subject to claims that will not be discharged in our Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation.  With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization.  Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Operating in bankruptcy for a long period of time may harm our business.

A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations, and liquidity.  So long as the proceedings related to these Chapter 11 Cases continue, senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations.  A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success of our business.  In addition, the longer the proceedings related to the Chapter 11 Cases continue, the more likely it is that customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.

So long as the proceedings related to these cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases, including the cost of litigation.  In general, litigation can be expensive and time consuming to bring or defend against.  Such litigation could result in settlements or damages that could significantly affect our financial results.  It is also possible that certain parties will commence litigation with respect to the treatment of their claims under a plan of reorganization.  It is not possible to predict the potential litigation that we may become party to, nor the final resolution of such litigation.  The impact of any such litigation on our business and financial stability, however, could be material.

Should the Chapter 11 proceedings be protracted, we may also need to seek new financing to fund operations.  If we are unable to obtain such financing on favorable terms or at all, the chances of successfully reorganizing our business may be seriously jeopardized and the likelihood that we will instead be required to liquidate our assets may increase.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

CPE Resources elected not to make an interest payment under the 2024 Notes of approximately $1.8 million, which was due on March 15, 2019. The 2024 Notes Indenture provided a 30-day grace period that extended the last day to make the interest payment to April 14, 2019 before an event of default would occur under the 2024 Notes Indenture. As a result of CPE Resources’ decision not to make the interest payment by April 14, 2019, an event of default occurred under the 2024 Notes Indenture. This event of default allows the trustee or the holders of at least 25% of principal amount of the 2024 Notes to accelerate maturity of the principal, plus any accrued and unpaid interest, on the 2024 Notes. In the event of acceleration, we do not have adequate liquidity to repay the principal balance. On April 15, 2019, CPE Resources entered into the 2024 Notes Forbearance Agreement, which provided that Nomura, an investment advisor for the holders or beneficial owners of a majority (but less than 75%) of the 2024 Notes outstanding, would not enforce any of its rights and remedies available under the 2024 Notes Indenture as a result of the event of default caused by the continued non-payment of interest under the 2024 Notes until the earlier of (i) May 1, 2019 and (ii) two business days following written notice from Nomura of any breach of the 2024 Notes Forbearance Agreement. On April 30, 2019, the parties entered into a letter agreement amending the 2024 Notes Forbearance Agreement, which extended the May 1, 2019 termination date to May 7, 2019.  On May 7, 2019, the parties entered into a second letter agreement amending the 2024 Notes Forbearance Agreement, which further extended the termination date to May 10, 2019.

The event of default under the 2024 Notes Indenture for failure to pay interest on the 2024 Notes resulted in a cross-default under the A/R Securitization Program, which permits PNC Bank, National Association, as administrator, to terminate the A/R Securitization Program. On April 12, 2019, we entered into the PNC Forbearance Agreement, which amended and restated the Forbearance Agreement originally dated March 14, 2019 and provided that PNC Bank, National Association would not exercise any of its remedies upon a default under the A/R Securitization Program based on (i) the existence of a going concern qualification in our annual audit for fiscal year 2018 or (ii) the event of default under the 2024 Notes Indenture for failure to pay interest on the 2024 Notes. On April 30, 2019, the parties entered into a Second Amended and Restated Forbearance Agreement, which provided that the forbearance period under the PNC Forbearance Agreement will terminate on the earlier of (x) May 7, 2019 and (y) the date on which any additional events of default may occur, as specified therein.  On May 7, 2019, the parties entered into a Third Amended and Restated Forbearance Agreement, which extended the termination date to May 10, 2019.

The filing of the Bankruptcy Petitions constituted an event of default that accelerated our obligations under the documents governing each of our 2024 Notes and 2021 Notes.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.  Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim.  Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

Item 4.  Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index at page 77 of this report.

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents

3.1

Amended and Restated Certificate of Incorporation of Cloud Peak Energy Inc. effective November 25, 2009 (incorporated by reference to Exhibit 3.1 to Cloud Peak Energy Inc.’s Annual Report on Form 10-K filed on February 14, 2014 (File No. 001-34547))

3.2

Amended and Restated Bylaws of Cloud Peak Energy Inc., effective July 11, 2018 (incorporated by reference to Exhibit 3.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 11, 2018 (File No. 001-34547))

10.1

Forbearance Agreement, dated as of April 15, 2019, by and among Cloud Peak Energy Resources LLC, Cloud Peak Energy Inc., Cloud Peak Finance Corp., and Nomura Corporate Research and Asset Management Inc. (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on April 15, 2019 (File No. 001-34547))

10.2

Amended and Restated Forbearance Agreement, dated April 12, 2019, by and among Cloud Peak Energy Receivables LLC, Cloud Peak Energy Resources LLC, and PNC Bank, National Association as the Administrator, a Purchaser, a Purchaser Agent and the LC Bank (incorporated by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on April 15, 2019 (File No. 001-34547))

10.3

Letter Agreement, dated as of April 30, 2019, by and among Cloud Peak Energy Resources LLC, Cloud Peak Energy Inc., Cloud Peak Finance Corp., and Nomura Corporate Research and Asset Management Inc. (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on May 1, 2019 (File No. 001-34547))

10.4

Second Amended and Restated Forbearance Agreement, dated April 30, 2019, by and among Cloud Peak Energy Receivables LLC, Cloud Peak Energy Resources LLC, and PNC Bank, National Association as the Administrator, a Purchaser, a Purchaser Agent and the LC Bank (incorporated by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on May 1, 2019 (File No. 001-34547))

10.5

Letter Agreement, dated as of May 7, 2019, by and among Cloud Peak Energy Resources LLC, Cloud Peak Energy Inc., Cloud Peak Finance Corp., and Nomura Corporate Research and Asset Management Inc. (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on May 8, 2019 (File No. 001-34547))

10.6

Third Amended and Restated Forbearance Agreement, dated May 7, 2019, by and among Cloud Peak Energy Receivables LLC, Cloud Peak Energy Resources LLC, and PNC Bank, National Association as the Administrator, a Purchaser, a Purchaser Agent and the LC Bank (incorporated by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on May 8, 2019 (File No. 001-34547))

10.7

Amended and Restated Sale and Plan Support Agreement, dated May 9, 2019, by and among Cloud Peak Energy Inc. and certain of its direct and indirect subsidiaries, certain holders of 2021 Notes, and certain holders of 2024 Notes (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on May 10, 2019 (File No. 001-34547))

10.8

Receivables Purchase Agreement Amendment, dated as of May 10, 2019, by and among Cloud Peak Energy Receivables LLC, Cloud Peak Energy Resources LLC, and PNC Bank, National Association as the Administrator, a Related Committed Purchaser and Purchaser Agent, an LC Participant and the LC Bank (incorporated by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on May 10, 2019 (File No. 001-34547))

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

CLOUD PEAK ENERGY INC.

	By:	/s/ HEATH A. HILL
Date: May 10, 2019		Heath A. Hill Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)