Form 10-Q
period 2019-06-30
CLOUD PEAK ENERGY INC.
filed 2019-09-20
CIK 1441849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

☐  Yes      ☒  No

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 76,508,294 shares outstanding as of September 6, 2019.

CLOUD PEAK ENERGY INC.

Unless the context indicates otherwise, the terms “Cloud Peak Energy,” the “Company,” “we,” “us,” and “our” refer to Cloud Peak Energy Inc. (“CPE Inc.”) and its subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.                    Financial Statements.

CLOUD PEAK ENERGY INC.

(DEBTOR-IN-POSSESSION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue (Note 3)	$168,451	$205,698	$313,528	$422,007
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	162,847	196,410	322,806	388,944
Depreciation and depletion	11,897	14,401	22,583	29,396
Accretion	1,493	1,706	3,097	3,411
(Gain) loss on derivative financial instruments	—	—	(1,809)	—
Selling, general and administrative expenses	14,963	12,975	33,535	20,292
Impairments (Note 6)	620,901	800	621,005	800
Other operating costs	111	55	351	183
Total costs and expenses	812,212	226,347	1,001,568	443,026
Operating income (loss)	(643,761)	(20,649)	(688,040)	(21,019)
Other income (expense)
Net periodic postretirement benefit income (cost), excluding service cost	1,755	1,617	3,510	3,235
Interest income	106	274	393	538
Interest expense (contractual interest of $11 million and $20.6 million for the three and six months ended June 30, 2019, respectively)	(5,081)	(10,541)	(12,773)	(19,729)
Reorganization items, net (Note 7)	37,190	—	37,190	—
Other, net	(483)	(334)	(498)	(604)
Total other income (expense)	33,487	(8,984)	27,822	(16,560)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(610,274)	(29,633)	(660,218)	(37,579)
Income tax benefit (expense)	(35)	(234)	(74)	(297)
Income (loss) from unconsolidated affiliates, net of tax	630	(5)	866	266
Net income (loss)	(609,679)	(29,872)	(659,426)	(37,610)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	—	(1,837)	—	(3,675)
Postretirement medical plan termination	(1,755)	—	(3,510)	—
Other comprehensive income (loss)	(1,755)	(1,837)	(3,510)	(3,675)
Total comprehensive income (loss)	$(611,434)	$(31,709)	$(662,936)	$(41,285)
Income (loss) per common share:
Basic and Diluted	$(7.97)	$(0.39)	$(8.65)	$(0.50)
Weighted-average shares outstanding - basic and diluted	76,508	75,756	76,265	75,544

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CLOUD PEAK ENERGY INC.

(DEBTOR-IN-POSSESSION)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$64,425	$91,196
Accounts receivable, net	44,937	33,527
Due from related parties	108	—
Inventories, net (Notes 6 and 13)	16,961	70,040
Income tax receivable	7,944	15,808
Other prepaid and deferred charges	25,798	27,527
Other assets	6,810	4,205
Total current assets	166,983	242,303

Noncurrent assets
Property, plant and equipment, net (Note 6)	68,468	654,372
Income tax receivable	7,884	15,768
Other assets	31,476	16,213
Total assets	$274,811	$928,656

LIABILITIES AND EQUITY
Liabilities not subject to compromise
Current liabilities
Accounts payable	$31,780	$34,210
Royalties and production and property taxes (Note 19)	13,974	53,232
Accrued expenses	14,610	26,385
Due to related parties	—	71
Current portion of federal coal lease obligations (Notes 15 and 19)	—	379
Debtor-in-possession financing	11,313	—
Other liabilities	1,556	4,019
Total current liabilities	73,233	118,296

Noncurrent liabilities
Senior notes (Notes 14 and 19)	—	396,373
Federal coal lease obligations, net of current portion (Notes 15 and 19)	—	1,404
Asset retirement obligations, net of current portion	100,939	92,591
Royalties and production and property taxes (Note 19)	3,124	20,587
Other liabilities	181	5,731
Total liabilities not subject to compromise	177,477	634,982
Liabilities subject to compromise (Note 19)	464,369	—
Total liabilities	641,846	634,982
Commitments and Contingencies (Notes 5 and 20)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 76,985 and 76,283 shares issued and 76,508 and 75,806 outstanding as of June 30, 2019 and December 31, 2018, respectively)	765	758
Treasury stock, at cost (477 shares as of both June 30, 2019 and December 31, 2018)	(6,498)	(6,498)
Additional paid-in capital	658,899	656,925
Retained earnings (accumulated deficit)	(1,029,975)	(370,795)
Accumulated other comprehensive income (loss)	9,774	13,284
Total equity	(367,035)	293,674
Total liabilities and equity	$274,811	$928,656

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CLOUD PEAK ENERGY INC.

(DEBTOR-IN-POSSESSION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Six Months Ended June 30, 2019
						Retained	Accumulated
					Additional	Earnings/	Other
	Common Stock		Treasury Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balances as of January 1, 2019	75,806	$758	477	$(6,498)	$656,925	$(370,795)	$13,284	$293,674
Net income (loss)	—	—	—	—	—	(49,748)	—	(49,748)
Adoption of new accounting standard	—	—	—	—	—	246	—	246
Postretirement benefit adjustment, net of tax	—	—	—	—	—	—	(1,755)	(1,755)
Equity-based compensation expense	—	—	—	—	1,106	—	—	1,106
Employee common stock withheld to cover withholding taxes	701	7	—	—	(232)	—	—	(225)
Balances as of March 31, 2019	76,507	$765	477	$(6,498)	$657,799	$(420,297)	$11,529	$243,298

Net income (loss)	—	—	—	—	—	(609,679)	—	(609,679)
Postretirement benefit adjustment, net of tax	—	—	—	—	—	—	(1,755)	(1,755)
Equity-based compensation expense	—	—	—	—	1,100	—	—	1,100
Employee common stock withheld to cover withholding taxes	1	—	—	—	—	—	—	—
Balances as of June 30, 2019	76,508	$765	477	$(6,498)	$658,899	$(1,029,975)	$9,774	$(367,035)

	Six Months Ended June 30, 2018
						Retained	Accumulated
					Additional	Earnings/	Other
	Common Stock		Treasury Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balances as of January 1, 2018	75,167	$752	477	$(6,498)	$652,702	$347,046	$13,807	$1,007,809
Net income (loss)	—	—	—	—	—	(7,738)	—	(7,738)
Adoption of new accounting standard	—	—	—	—	—	121	—	121
Postretirement benefit adjustment, net of tax	—	—	—	—	—	—	(1,837)	(1,837)
Equity-based compensation expense	—	—	—	—	1,644	—	—	1,644
Restricted stock issuance, net of forfeitures	502	5	—	—	(5)	—	—	—
Employee common stock withheld to cover withholding taxes	—	—	—	—	(1,165)	—	—	(1,165)
Balances as of March 31, 2018	75,669	$757	477	$(6,498)	$653,176	$339,429	$11,970	$998,834

Net income (loss)	—	—	—	—	—	(29,872)	—	(29,872)
Postretirement benefit adjustment, net of tax	—	—	—	—	—	—	(1,837)	(1,837)
RSU/PSU terminations & retirements	109	1	—	—	—	—	—	1
Restricted stock issuance, net of forfeitures	—	—	—	—	1,235	—	—	1,235
Exercise of stock options	—	—	—	—	(218)	—	—	(218)
Balances as of June 30, 2018	75,778	$758	477	$(6,498)	$654,193	$309,557	$10,133	$968,143

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CLOUD PEAK ENERGY INC.

(DEBTOR-IN-POSSESSION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(659,426)	$(37,610)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	22,583	29,396
Accretion	3,097	3,411
Impairments	621,005	800
Loss (income) from unconsolidated affiliates, net of tax	(866)	(266)
Distributions of income from unconsolidated affiliates	1,250	1,000
Gain on sale of assets	(1,056)	—
Equity-based compensation expense	2,206	1,878
Settlement of completed derivatives	(1,809)	—
Non-cash interest expense related to refinancings	216	1,611
Non-cash reorganization items	(44,327)	—
Payment of deferred financing costs	—	(3,621)
Net periodic postretirement benefit cost (credit)	(3,510)	(2,841)
Payments for logistics contracts	(5,000)	(5,000)
Logistics throughput contract amortization expense	7,554	8,322
Other	1,576	3,773
Accounts receivable	(11,410)	8,097
Inventories, net	3,544	2,307
Due to or from related parties	(179)	(574)
Other assets	1,786	2,995
AMT tax refund	15,768	—
Accounts payable and accrued expenses	38,888	(9,628)
Asset retirement obligations	(5,772)	(482)
Net cash provided by (used in) operating activities	(13,882)	3,568

Investing activities
Purchases of property, plant and equipment	(1,299)	(4,831)
Investment in development projects	—	(1,894)
Proceeds from the sale of assets	3,208	69
Net cash provided by (used in) investing activities	1,909	(6,656)

Financing activities
Principal payments on federal coal leases	(379)	(574)
Principal payments on finance leases	(768)	(648)
Borrowings on debtor-in-possession financing	10,000	—
Payment of deferred financing costs	(500)	(907)
Payment amortized to deferred gain	—	(6,298)
Other	—	(652)
Net cash provided by (used in) financing activities	8,353	(9,079)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,620)	(12,167)
Cash, cash equivalents, and restricted cash at beginning of period	92,128	108,673
Cash, cash equivalents, and restricted cash at end of period	$88,508	$96,506

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

Our Antelope Mine and Cordero Rojo Mine are located in Wyoming and our Spring Creek Mine is located in Montana.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation.  In 2018, the coal we produced generated approximately 2% of the electricity produced in the U.S.  We do not produce any metallurgical coal.  Our Cordero Rojo Mine was impaired down to the estimated fair value of associated land and certain mining equipment in the fourth quarter of 2018.  We also impaired our Antelope Mine assets during the second quarter of 2019 as a result of the Winning Bid (defined below) received during the sale process that is part of our Chapter 11 filing.  See Note 6 of this Form 10-Q and Note 7 of Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Form 10-K”) for further details.

In addition, we have two development projects, both located in the Northern PRB.  For purposes of this report, the term “Northern PRB” refers to the area in the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.  The Youngs Creek project is an undeveloped surface mine project located in Wyoming, seven miles south of our Spring Creek Mine and contiguous with the Wyoming-Montana state line.  The Big Metal project is located near the Youngs Creek project on the Crow Indian Reservation in southeast Montana.  Any future development and coal production from these two projects remains subject to significant risk and uncertainty.  These two development projects were fully impaired in the fourth quarter of 2018, other than the estimated fair value of associated land.  Our Spring Creek Mine assets were also significantly impaired in the second quarter of 2019 as a result of the Winning Bid (defined below) received during the sale process that is part of our Chapter 11 filing.  See Note 6 of this Form 10-Q and Note 7 of Notes to Consolidated Financial Statements in Item 8 of our 2018 Form 10-K for further details.

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

Filing under Chapter 11 of the United States Bankruptcy Code

During the fourth quarter of 2018 and through the filing date of our Quarterly Report on Form 10-Q for the period ended March 31, 2019, we made a number of announcements regarding our engagement of various advisors to assist in reviewing alternatives including the potential sale of the Company and/or its assets and to assist in reviewing our capital structure and strategic restructuring alternatives.  During that time, we experienced a number of adverse events that negatively impacted our financial results, liquidity and future prospects, which raised substantial doubt about our ability to continue as a going concern, and resulted in our decision to seek Chapter 11 bankruptcy protection.

On May 10, 2019 (the “Petition Date”), Cloud Peak Energy Inc. (“CPE,” the “Company” or “we”) and substantially all of its wholly owned domestic subsidiaries (the “Filing Subsidiaries” and, together with CPE, the “Debtors”) filed voluntary petitions (collectively, the “Bankruptcy Petitions”) under Chapter 11 (“Chapter 11”) of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  Pursuant to an order entered by the Bankruptcy Court the Chapter 11 cases (collectively, the “Chapter 11 Cases”) are being jointly administered under the caption In re Cloud Peak Energy

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inc., et al., Case No. 19-11047.  Each Debtor continues to operate its business as a “debtor in possession” (“DIP”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

The filing of the Bankruptcy Petitions constituted an event of default that accelerated our obligations under the documents governing each of our 12.00% second lien senior notes due 2021 (the “2021 Notes”) and the 6.375% senior notes due 2024 (the “2024 Notes” and together with the 2021 Notes, the “Notes”).  Immediately after filing the Bankruptcy Petitions, the Company began notifying all known current or potential creditors of the Debtors of the bankruptcy filings.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.  Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless the Bankruptcy Court modifies or lifts the automatic stay as to any such claim.  Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

On the Petition Date, the Debtors filed a number of motions with the Bankruptcy Court generally designed to stabilize their operations and facilitate the Debtors’ transition into Chapter 11.  Certain of these motions seek authority from the Bankruptcy Court for the Debtors to make payments upon, or otherwise honor, certain obligations that arose prior to the Petition Date, including obligations related to employee wages, salaries and benefits, taxes, and certain vendors and other providers essential to the Debtors’ businesses.  On May 14, 2019, the Bankruptcy Court approved the relief sought in these motions on an interim basis.

The Debtors sought to sell all or substantially all of their assets pursuant to Section 363 of the Bankruptcy Code.  To facilitate their marketing and sales process, the Debtors conducted an auction (the “Auction”) on August 15, 2019 and August 16, 2019, pursuant to bidding procedures approved by the Bankruptcy Court.  Following the completion of the Auction, on August 16, 2019, the Debtors announced that the bid submitted by Navajo Transitional Energy Company, LLC (“NTEC”) was the winning bid (the “Winning Bid”), and the bid submitted by Aspen Coal & Energy, LLC was the backup bid.  On August 19, 2019, the Debtors and NTEC entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) providing for the acquisition by NTEC of substantially all of the Debtors’ assets, including the Spring Creek, Cordero Rojo and Antelope mines (the “Assets”), in exchange for the payment of $15.7 million of cash at closing, a $40.0 million first lien promissory note secured by a first lien on all assets of NTEC (including the Assets), but subordinated to collateral for certain permitted senior lien debt (not to exceed $120 million) (the “Purchaser Take-Back Note”) and a $0.15/ton royalty, payable quarterly for a period of five years, on all tons produced and sold at the Antelope and Spring Creek mines, and on all tons produced and sold in excess of 10 million tons per year at the Cordero Rojo mine, as well as the assumption of coal production-related pre- and post-petition tax liabilities and coal royalty payments in an amount projected to be approximately $94 million as of September 30, 2019, all reclamation obligations, up to $20 million in post-petition accounts payables, and cash to fund approximately $1.1 million in cure costs.  The Assets do not include certain immaterial non-operating real estate assets, and the Company is evaluating its options to sell these assets.

On August 19, 2019, the Bankruptcy Court approved the transactions contemplated by the Asset Purchase Agreement, subject to the Debtors finalizing and submitting a proposed sale order under Section 363 of the Bankruptcy Code that must be entered by the Bankruptcy Court (the “Sale Order”).  As part of the finalization of the proposed Sale Order, the U.S. Justice Department has asserted that the Sale Order should expressly require NTEC to assume any potential exposure with respect to certain open federal royalty audits and a related appeal.  The parties to the Asset Purchase Agreement are in discussion with respect to this asserted requirement.  The Justice Department represents the interests of the U.S. Government in Chapter 11

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

bankruptcy cases.  Subject to the satisfaction of closing conditions, the transactions contemplated by the Asset Purchase Agreement are expected to close in October 2019. The Company anticipates filing with and seeking confirmation from the Bankruptcy Court of a Chapter 11 plan in the near term.

For the duration of the Chapter 11 Cases, the Company’s operations and its ability to develop and execute its business plan are subject to risks and uncertainties associated with the Chapter 11 Cases. As a result of these risks and uncertainties, the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of its operations, properties and capital plans included in these financial statements may not accurately reflect its operations, properties and capital plans following the Chapter 11 Cases.  If we are not able to confirm a Chapter 11 plan, we could be forced to liquidate under Chapter 7 of the Bankruptcy Code.

As previously disclosed, we were notified by the New York Stock Exchange (“NYSE”) that they had determined our common stock was no longer suitable for listing on the NYSE based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual, and commenced proceedings to delist our common stock.  Trading in our common stock was suspended immediately.  Our common stock began trading on the OTC Pink on March 27, 2019, and trades under the symbol “CLDPQ”.  We expect that our existing common stock will be extinguished following confirmation of a Chapter 11 plan, and existing equity holders are unlikely to receive any consideration in respect of their equity interests.

For periods subsequent to filing the Bankruptcy Petitions, the Company will apply the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations”, in preparing its consolidated financial statements.  ASC 852 requires that financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in Reorganization items, net on the Unaudited Condensed Consolidated Statement of Operations.  In addition, the Unaudited Condensed Consolidated Balance Sheet has distinguished pre-petition liabilities subject to compromise from those that are not and post-petition liabilities.  Obligations that may be impacted by the bankruptcy reorganization process have been classified as Liabilities subject to compromise.  These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

Potential Claims

The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to certain assumptions filed in connection therewith.  These schedules and statements remain subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims, which was on August 1, 2019 (the “Bar Date”).  The Debtors’ have received approximately 431 proofs of claim as of September 6, 2019 for an amount of approximately $1.8 billion.  Such amount includes duplicate claims across multiple debtor legal entities.  These claims will be reconciled to amounts recorded in the Company’s accounting records.  Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate.  The Bankruptcy Court does not allow for claims that have been acknowledged as duplicates.  In addition, the Company may ask the Bankruptcy Court to disallow claims that the Company believes have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons.  In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to Liabilities subject to compromise.  In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the effective date of any Chapter 11 plan.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•                  the holders of 2021 Notes will consent to priming liens and the use of cash collateral in connection with the DIP Credit Agreement (described below);

•                  certain of the Noteholders have provided the DIP Credit Agreement;

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

On July 16, 2019, the Company and the Filing Subsidiaries and holders of approximately 62% in principal amount of the 2021 Notes and holders of more than 50% in principal amount of the 2024 Notes entered into Amendment No. 1 to the Support Agreement (“Support Agreement Amendment”).

The Support Agreement Amendment amended the definition of “Plan” (i.e., the Chapter 11 plan of liquidation that the parties to the Support Agreement agree to support) to include (i) a release of avoidance actions against holders of general unsecured claims, (ii) the payment of fees of the 2024 Notes trustee, (iii) the appointment of a general unsecured claims administrator and (iv) the effectuation of the Unsecured Creditor Sharing Agreement (as defined below).

The Support Agreement Amendment also provides consent by the parties thereto of certain uses of cash on hand by the Company and certain of its subsidiaries prior to any sale, including to pay “Critical Vendor Payments” (as defined in the Support Agreement Amendment), certain administrative expense and priority claims, expenses arising under certain executory contracts and unexpired leases in connection with a sale, and certain professional fees and expenses relating to key employee incentive and retention plans.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Support Agreement Amendment also provides that the Plan shall include an agreement to share certain proceeds between the holders of Contingent Roll-Up Loans (as defined in the DIP Credit Agreement) under the DIP Credit Agreement and holders of 2021 Notes, on the one hand, and holders of unsecured claims, on the other (the “Unsecured Creditor Sharing Agreement”).  The Unsecured Creditor Sharing Agreement provides that, upon recovery by the holders of 2021 Notes and Contingent Roll-Up Loans of at least 50% of their total claims, excess amounts up to 75% of such total claims will be distributed 90% to holders of such claims and 10% to holders of unsecured claims.  Distributions in excess of 75% of the total claims of the holders of 2021 Notes and Contingent Roll-Up Loans will be paid 80% to holders of such claims and 20% to holders of unsecured claims.  As a result of the satisfaction of the Specified Tax Condition (as defined in the DIP Credit Agreement) prior to the date of the Second Borrowing (as defined in the DIP Credit Agreement), no Contingent Roll-Up Loans were issued pursuant to the DIP Credit Agreement.

On July 18, 2019, the Bankruptcy Court entered an Order (Approving) (I) Authorizing the Debtors to Assume the Amended and Restated Sale and Plan Support Agreement, (II) Approving the Lien and Guaranty Settlement Contained in the Amended and Restated Sale and Support Agreement, (III) Modifying the Automatic Stay, and (IV) Granting Related Relief [Docket No. 478] pursuant to which the Bankruptcy Court approved the Support Agreement, as amended.

Debtor-In-Possession Financing

On May 15, 2019, the Debtors entered into a Superpriority Senior Secured Priming Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) by and among Cloud Peak Energy Inc. and the other Debtors, as borrowers, the various lenders from time to time party thereto (the “Lenders”) and Ankura Trust Company, LLC, as administrative agent and collateral agent providing for a debtor-in-possession term loan facility  in an amount not to exceed (i) $35 million (as may be increased to give effect to any fees or interest that are paid in kind and to give effect to any incremental loans described below) (the “New Money Loans”) plus (ii) subject to the entry of a final order of the Bankruptcy Court approving the financing under the DIP Credit Agreement (the “Final DIP Order”), Roll-Up Loans (as defined below) on terms and conditions set forth in the DIP Credit Agreement.  On May 15, 2019, the Bankruptcy Court granted interim approval of the motion to approve the DIP Credit Agreement (the “Interim DIP Order”) and borrowing of up to $10 million of the New Money Loans thereunder.

The Debtors’ obligations under the DIP Credit Agreement are secured by first priority priming liens on substantially all of the Debtors’ assets, subject to certain permitted liens and agreed exclusions, including the exclusion of assets that secure obligations under the A/R Securitization Program.   The DIP Credit Agreement terminates on the earliest of: (a) February 15, 2020; (b) the date that without prior written consent of the requisite Lenders, any of the Chapter 11 Cases are converted to cases under chapter 7 of the Bankruptcy Code; (c) the date of dismissal of any of the Chapter 11 Cases without the prior written consent of the requisite Lenders; (d) the date of appointment in any Chapter 11 Case of a trustee without the prior written consent of the requisite Lenders; (e) the date of appointment in any of the Chapter 11 Cases of an examiner with expanded powers without prior written consent of the requisite Lenders; (f) consummation of a sale of all or substantially all of the Debtors’ assets, whether under Section 363 of the Bankruptcy Code or otherwise; (g) the consummation date of any plan under Chapter 11; (h) the termination in whole of the commitments following an event of default under the DIP Credit Agreement; or (i) thirty-five days after entry of the Interim DIP Order (or such later date as agreed by the Lenders), if the Final DIP Order has not been entered.

Proceeds of the New Money Loans are used only in connection with an approved budget (adjusted for agreed variances), for the purposes of: (i) general corporate and working capital purposes; (ii) costs of the administration of the Chapter 11 Cases; and (iii) payment of transaction costs, fees and expenses with respect to the DIP Credit Agreement.  New Money Loans were made available in two or, if the Specified Tax Condition was not satisfied at the time of the Second Borrowing, three draws, each subject to the satisfaction of certain conditions under the DIP Credit Agreement, including compliance with a Borrowing Base (as defined in the DIP Credit Agreement).  Borrowings under the DIP Credit Agreement are funded by the Lenders into an escrow account.  The Debtors may request draws of funds from the escrow account on a weekly basis, subject to

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

satisfaction of certain conditions, including the absence of defaults, that the draw is in accordance with the approved budget, that the SAPSA (as defined in the DIP Credit Agreement) remain in full force and effect and other customary conditions.  Amounts that remain in the escrow account upon termination of the DIP Credit Agreement are returned to the collateral agent to pay off obligations outstanding in respect of the DIP Credit Agreement in the order provided therein.  The Debtors borrowed $10 million for the first borrowing and $25 million for the second borrowing under the DIP Credit Agreement on May 16, 2019 and August 1, 2019, respectively, which were funded into the escrow account.  There was no third borrowing as the Specified Tax Condition was satisfied at the time of the Second Borrowing.

On June 12, 2019, the Company launched a tender offer providing eligible holders of 2021 Notes the opportunity to participate as a lender under the DIP Credit Agreement on a pro rata basis up to such holder’s percentage ownership of the outstanding 2021 Notes, and to exchange, or “roll-up” a principal amount of their 2021 Notes equal to 80% of the New Money Loans provided by such Lender for an equal amount of loans incurred under the DIP Credit Agreement (all such loans, the “Roll-Up Loans”).  The transactions contemplated by the tender offer closed on August 1, 2019.  The tender offer participants that were not existing lenders under the DIP Credit Agreement (the “Non-Backstop Lenders”) subscribed for the assignment from the existing lenders (the “Backstop Lenders”) of approximately $3.8 million of New Money Loans, and the Non-Backstop Lenders and Backstop Lenders exchanged a total of $28 million of their 2021 Notes for Roll-Up Loans.

New Money Loans bear interest at a rate equal to, at our option, (a) the alternate base rate (subject to a 2% floor) plus 8% per annum or (b) the adjusted LIBOR rate (subject to a 1% floor) plus 9% annum.  Roll-Up Loans bear interest at the adjusted LIBOR rate (subject to a 1% floor) plus 9% per annum rate.  The Debtors will pay certain other agreed fees to the Lenders and the agents under the DIP Credit Agreement.  Fees and interest are paid-in-kind and added to the principal amount of loans outstanding under the DIP Credit Agreement.

The DIP Credit Agreement contains usual and customary affirmative and negative covenants and events of default for transactions of this type. In addition, the Debtors are required to maintain a minimum liquidity of $12 million at all times, $6 million of which must be held at all times in a segregated escrow account.

On June 19, 2019, the DIP Credit Agreement was amended to extend the date by which the DIP Credit Agreement would otherwise terminate if the Final DIP Order were not entered and other milestone dates.

On June 25, 2019, the DIP Credit Agreement was further amended to, among other things, provide that upon entry of the Final DIP Order, the DIP Credit Agreement will be amended to accommodate and provide for the borrowing and roll-up mechanics described in the tender offer documentation.

On July 16, 2019, the Debtors entered into a Limited Waiver and Amendment No. 3 to the DIP Credit Agreement (the “DIP Limited Waiver”).  The DIP Limited Waiver, among other things, waived the events of default arising under the DIP Credit Agreement as a result of the non-commencement of an auction for substantially all assets of the Debtors and the non-occurrence of a sale order under Section 363 of Title 11 of the U.S. Code by the Bankruptcy Court by the respective milestone dates set forth in the DIP Credit Agreement and amends the milestones for these and other events in the auction process.

On July 18, 2019, the Bankruptcy Court entered a Final Order (I) Authorizing the Debtors to (A) Obtain Postpetition Financing Secured by Senior Priming Liens and (B) Use Cash Collateral, (II) Granting Liens and Providing Superpriority Administrative Expense Status, (III) Granting Adequate Protection, (IV) Modifying the Automatic Stay and (V) Granting Related Relief [Docket No. 407] pursuant to which the Bankruptcy Court approved the DIP Credit Agreement, as amended.

On August 8, 2019, the DIP Credit Agreement was further amended to, among other things extend the milestone dates by which (i) an auction must commence for substantially all assets of the Debtors and (ii) a sale order under Section 363 of the Bankruptcy Code by the Bankruptcy Court must be entered.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 19, 2019, August 23, 2019, August 29, 2019, and September 6, 2019, the DIP Credit Agreement was further amended to, among other things, extend the milestone dates by which a sale order under Section 363 of the Bankruptcy Code by the Bankruptcy Court must be entered.

On September 13, 2019, the DIP Credit Agreement was further amended to, among other things, (i) extend the milestone dates set forth in the DIP Credit Agreement by which a sale order under Section 363 of the Bankruptcy Code by the Bankruptcy Court must be entered and (ii) waive the event of default arising, and which continues arising, under the DIP Credit Agreement as a result of non-compliance with the Approved Budget (as defined in the DIP Credit Agreement) due to an Unpermitted Variance (as defined in the DIP Credit Agreement) with respect to receipts for the week ending on September 6, 2019.

Amendment to A/R Securitization Program

Cloud Peak Energy Resources LLC (“CPE Resources”), a wholly owned subsidiary of the Company, is party to an Accounts Receivable Securitization Program (the “A/R Securitization Program”) with PNC Bank, National Association, as administrator.  On May 15, 2019, we entered into a Second Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement Amendment”), by and among Cloud Peak Energy Receivables LLC (“CPE Receivables”), CPE Resources, the various Conduit Purchasers and Related Committed Purchasers (collectively, the “Purchasers”), LC Participants and Purchaser Agents from time to time party thereto, PNC Bank, National Association, as Administrator (the “Administrator”), and PNC Capital Markets LLC, as Structuring Agent.  Prior to entering into the Receivables Purchase Agreement Amendment, it was approved by the Bankruptcy Court on May 14, 2019.

Under the terms of the A/R Securitization Program, eligible trade receivables consist of certain trade receivables from certain of the Company’s operating subsidiaries.  The amount available with respect to the receivables sold into the A/R Securitization Program is subject to customary limits and reserves, including reserves based on customer concentration and prior past due balances.  Of the eligible pool of receivables sold to CPE Receivables, undivided interests in only a portion of the pool are sold to the Purchasers under the facility, subject to a $35 million purchase limit, which was reduced from $70 million under the A/R Securitization Program prior to the Receivables Purchase Agreement Amendment.  Although the Purchasers in the program bear the risk of non-payment of purchased receivables, CPE Resources has agreed to indemnify the Purchasers, Purchaser Agents, Administrator and other secured parties with respect to various matters, including any defaults by CPE Resources or its operating subsidiaries under the documents relating to the A/R Securitization Program, and may be required to repurchase receivables which do not comply with the requirements of the program.  CPE Resources services the receivables sold into the A/R Securitization Program.

The Purchasers under the A/R Securitization Program will be entitled to receive payments reflecting a specified discount on amounts funded thereunder calculated on the basis of the commercial paper rate or alternate rate, as applicable.  The commercial paper rate, which is applicable to the extent a Purchaser issues commercial paper to fund its purchases of receivables, is a rate equivalent to the weighted average cost incurred in connection with the issuance of such commercial paper.  If the commercial paper rate is not applicable, the alternate rate will apply.  The alternate rate is equal to 2.00% plus (i) one month LIBOR (subject to a 0% floor) or, (ii) if LIBOR is unavailable, the daily average base rate which is defined as the higher of either the prime rate or the federal funds rate plus 50 basis points.  CPE Receivables will pay fees to the Administrator and Purchaser, including paying (i) the Administrator a structuring fee, (ii) each of the Purchasers facility fees and program fees and (iii) letter of credit fees to each letter of credit participants.

The Receivables Purchase Agreement Amendment contains representations and warranties and affirmative, negative and financial covenants customary for financings of this type. The Receivables Purchase Agreement Amendment includes customary termination events for facilities of this type (with customary grace periods, if applicable), including termination events that relate specifically to certain aspects of the Chapter 11 Cases.

Liquidity and Ability to Continue as a Going Concern

Our liquidity outlook has continued to decline since the fourth quarter of 2018, which included the termination of our Amended Credit Agreement in November 2018.  Severe weather and train unavailability further compounded operational issues in the first quarter of 2019, affecting production at all three of our mines.  As a result of severe weather and flooding in the first quarter of 2019, the railroads serving the PRB were forced to

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

reroute trains and repair and rebuild significant portions of their infrastructure.  The impacts of these conditions carried over into the second quarter of 2019 and were exacerbated by further flooding.  Further, lower export prices and lower demand overall, are expected to result in significantly lower levels of cash flow from operating activities in the future and have limited our ability to access capital markets.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these Unaudited Condensed Consolidated Financial Statements do not include certain information and footnote disclosures that are required to be included in annual financial statements prepared in conformity with U.S. GAAP.  The year-end Unaudited Condensed Consolidated Balance Sheet data was derived from the Audited Consolidated Financial Statements.  Accordingly, these Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements as of December 31, 2018 and 2017, and for each of the three years ended December 31, 2018, included in our 2018 Form 10-K.  In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, which are of a normal and recurring nature, necessary for a fair statement of our financial position as of June 30, 2019, and the results of our operations, comprehensive income (loss), equity, and cash flows for the six months ended June 30, 2019 and 2018, in conformity with U.S. GAAP.  Our results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2019.

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

2.  Accounting Policies and Standards Update

Recently Issued Accounting Pronouncements

From time to time, the FASB or other standard setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”).

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the adoption of ASC 842 on our Condensed Consolidated Balance Sheets as of January 1, 2019 (in thousands):

	Balance as of December 31, 2018	Adjustment Due to ASC 842	Balance as of January 1, 2019
Assets
Other assets (noncurrent)	$16,213	$1,785	$17,998

Liabilities
Accrued expenses	$26,385	$(106)	$26,279
Other liabilities (current)	—	937	937
Other liabilities (noncurrent)	5,731	708	6,439

Equity
Retained earnings	$(370,795)	$246	$(370,549)

3.  Revenue

Disaggregation of Revenue

In the following table, Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
United States (1)	$135,343	$128,864	$243,161	$267,097
South Korea (2)	32,884	70,513	64,706	136,533
Other (2)	224	6,321	5,661	18,377
Total revenue from external customers	$168,451	$205,698	$313,528	$422,007

(1)                                 The majority of our domestic revenue is attributable to the Owned and Operated Mines segment.

(2)                                 All South Korean revenue and the majority of Other geographical revenue is attributable to our Logistics and Related Activities segment.

We attribute revenue to individual countries based on the location of the physical delivery of the coal.  All of our revenue for the six months ended June 30, 2019 and 2018 originated in the United States.

Performance Obligations

In our Owned and Operated Mines segment, we have remaining performance obligations relating to fixed priced contracts of approximately $807 million, which represents the average fixed prices on our committed contracts as of June 30, 2019.  We expect to recognize approximately 81% of this revenue through 2020, with the remainder recognized thereafter.  We have remaining performance obligations relating to index priced contracts or contracts with price reopeners of approximately $162 million, which represents the average re-opener/indexed price on committed contracts as of June 30, 2019.  We expect to recognize approximately 44% of this revenue

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

through 2020, with the remainder recognized thereafter.  In our Logistics and Related Activities segment, we have remaining performance obligations relating to our fixed price contracts of approximately $99 million, which represents the average fixed prices on our committed contracts as of June 30, 2019.  We expect to recognize approximately 90% of this revenue in 2019, and the remainder in 2020.

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

Contract Balances

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Trade accounts receivable	$44,184	$33,062
Other receivables	753	464
Accounts receivable, net	$44,937	$33,527

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

Revenue

The following table presents Revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Owned and Operated Mines	$142,294	$143,940	$257,937	$297,593
Logistics and Related Activities	35,766	79,333	74,900	158,969
Other	—	3	—	6
Eliminations	(9,609)	(17,578)	(19,309)	(34,561)
Consolidated	$168,451	$205,698	$313,528	$422,007

Total Assets

The following table presents Total assets (in thousands):

	June 30,	December 31,
	2019	2018
Owned and Operated Mines	$97,378	$735,022
Logistics and Related Activities	26,961	29,327
Other	150,779	164,879
Eliminations	(307)	(572)
Consolidated	$274,811	$928,656

As of June 30, 2019 and December 31, 2018, all of our long-lived assets were located in the U.S.  The change in Total assets, from December 31, 2018 to June 30, 2019, is primarily due to the impairment charge as described in Note 6.

Capital Expenditures

The following table presents purchases of property, plant and equipment, investment in development projects, and capital expenditures included in Property, plant and equipment, net, Other assets, and Accounts payable (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Owned and Operated Mines	$1,395	$11,693
Logistics and Related Activities	—	—
Other	108	108
Consolidated	$1,503	$11,801

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Adjusted EBITDA

EBITDA represents net income (loss) before: (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, and (4) amortization.  Adjusted EBITDA represents EBITDA as further adjusted for accretion, which represents non-cash increases in asset retirement obligation liabilities resulting from the passage of time, and specifically identified items that management believes do not directly reflect our core operations.  The specifically identified items that we routinely adjust for are:  (1) adjustments to exclude non-cash impairment charges, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including derivative settlements, (3) adjustments to exclude debt restructuring costs, (4) non-cash amortization expense related to transportation agreements with BNSF and Westshore, and (5) reorganization items incurred since our filing for Chapter 11.

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

The following table reconciles segment Adjusted EBITDA to Income (loss) before income tax provision and earnings from unconsolidated affiliates (in thousands):

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Adjusted EBITDA
Owned and Operated Mines	$14,547	$5,290	$6,167	$23,906
Logistics and Related Activities	(6,582)	7,290	(8,538)	14,388
Total Adjusted EBITDA for reportable segments	7,965	12,580	(2,371)	38,294

Unallocated net expenses	(14,244)	(13,354)	(32,528)	(19,430)

Adjustments to Income (loss) before income tax provision and earnings from unconsolidated affiliates
Depreciation and depletion	(11,897)	(14,401)	(22,583)	(29,396)
Accretion	(1,493)	(1,706)	(3,097)	(3,411)
Impairments	(620,901)	(800)	(621,005)	(800)
Reorganization items, net	37,190	—	37,190	—
Derivative financial instruments:
Gain (loss) on derivative financial instruments (1)	—	—	1,809	—
Settlement of derivative financial instruments	—	—	(1,809)	—
Total derivative financial instruments	—	—	—	—
Interest expense, net	(4,975)	(10,267)	(12,380)	(19,191)
(Income) loss from unconsolidated affiliates, net of tax	(630)	5	(866)	(266)
Non-cash throughput amortization expense and contract termination payments	(1,289)	(1,690)	(2,578)	(3,379)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	$(610,274)	$(29,633)	$(660,218)	$(37,579)

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

In arriving at our current agreements, certain termination payments were made in prior years related to prior agreements.  These termination payments have been deferred and are being amortized over the remaining life of the current agreements.  As of June 30, 2019, there was $14 million recorded as a deferred asset for these agreements, of which $12.4 million and $1.6 million, were included in Other prepaid and deferred charges and Other assets, respectively, in the Unaudited Condensed Consolidated Balance Sheets.  As of December 31, 2018, there was $16.6 million recorded as a deferred asset for these agreements, of which $13.4 million and $3.2 million, were included in Other prepaid and deferred charges and Other assets, respectively, in the Unaudited Condensed Consolidated Balance Sheets.  We incurred $32.5 million and $50.4 million in costs under our export logistics agreements with Westshore and BNSF, including amortization of $9.6 million and $4.2 million, during the three months ended June 30, 2019 and 2018, respectively.  We incurred $61.8 million and $102.7 million in costs under our export logistics agreements with Westshore and BNSF, including amortization of $13.3 million and $8.3 million, during the six months ended June 30, 2019 and 2018, respectively.  These costs are included in Cost of product sold in the Unaudited Condensed Statements of Operations and Comprehensive Income (Loss).

We had outstanding purchase commitments related to transportation agreements consisting of the following (in thousands):

	June 30,	December 31,
	2019	2018
Services
Transportation agreements (1)(2)	$71,632	$80,768

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

6.  Impairments

To facilitate the sale of all or substantially all of their assets pursuant to Section 363 of the Bankruptcy Code, the Debtors filed a motion with the Bankruptcy Court to approve a marketing and bidding procedures process, including milestones by which interested parties were required to submit indications of interest and bids for all or a portion of the Debtors’ assets.

This motion was approved by the Bankruptcy Court in June 2019 and during July 2019, the Debtors received indicative bids, all of which indicated that the market value of the Debtor’s assets were significantly lower than their current book value.  On August 15, 2019 and August 16, 2019, the Auction was held, and on August 19, 2019, the Bankruptcy Court approved the sale to NTEC subject to the Debtors finalizing and submitting a proposed sale order.  See Note 24 for details of the Asset Purchase Agreement and the Winning Bid.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Winning Bid, which was the primary basis for estimating the forecasted cash flows under the income approach to determine the fair market value of our assets, we recorded an impairment of approximately $621 million.  $618.4 million of the impairment is related to the Owned and Operated Mines segment, while the Logistics and Related Activities segment accounted for $0.5 million of the impairment.  The remaining $2.1 million is related to Other.  The impairment was comprised of $568 million of long-lived assets and mineral rights, primarily at our Antelope and Spring Creek mines as well as $49.5 million in materials and supplies inventory.  The remaining $3.5 million is related to project development costs and right-of-use assets.

7.  Reorganization items, net

In accordance with ASC 852, the statement of operations shall portray the results of operations of the reporting entity while it is in Chapter 11.  Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from reorganization and restructuring of the business shall be reported separately as reorganization items.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2019	2019
Write-off of deferred gain on 2021 Notes(1)	$53,455	$53,455
Gain on settlement of liabilities subject to compromise (2)	77	77
Interest income	6	6
Write-off of debt issuance costs on debt subject to compromise	(9,203)	(9,203)
Professional fees	(7,087)	(7,087)
Other reorganization expenses	(58)	(58)
Reorganization items, net	$37,190	$37,190

(1)                                 See Note 14 for information on the deferred gain.

(2)                                 See Note 19 for information on liabilities subject to compromise.

8.  Income Taxes

Our statutory income tax rate including state income taxes, for the three and six months ended June 30, 2019 and 2018 was approximately 23%.  Our effective tax rate for the three months ended June 30, 2019 and 2018 was 0.0% and (0.8)%, respectively.  Our effective tax rate for the six months ended June 30, 2019 and 2018 was 0.0% and (0.8)%, respectively.  The difference between our statutory income tax rates and our effective income tax rates for the three and six months ended June 30, 2019 and 2018 is primarily the result of the impact of percentage depletion, income tax in the states in which we do business and changes in our valuation allowance.

The elimination of the Alternative Minimum Tax (“AMT”) and the ability to offset our regular tax liability or claim refunds for taxable years 2018 through 2021 for our AMT credits carried forward from prior periods, was a material impact of the TCJA.  In May 2019, we received $15.8 million in AMT credit refunds.  We currently anticipate receipt of an additional approximately $15.8 million in AMT credit refunds over the next three years with approximately half of this value realized in 2020.

As of June 30, 2019, we had deferred tax assets principally arising from: AROs, postretirement benefits, contract rights, property, plant, equipment, mineral rights, and net operating loss carry-forwards.  As of December 31, 2018, we had deferred tax assets principally arising from: AROs, postretirement benefits, contract rights, interest deduction carry-forwards, and net operating loss carry-forwards.  As management cannot determine that

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established.

As of June 30, 2019 and December 31, 2018, we had no uncertain tax positions that we expect to have a material impact on the Unaudited Condensed Consolidated Financial Statements as a result of tax deductions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  We are open to federal and state tax audits until the applicable statutes of limitations expire.  The statute of limitations has expired for all federal and state returns filed for periods ending before 2012.

9.  Equity Method Investments

Equity method investments include our 50% equity investment in Venture Fuels Partnership, a coal marketing company.  We have received distributions of $1.3 million and $1.0 million from the Venture Fuels Partnership during the six months ended June 30, 2019 and 2018, respectively.  Our equity method investments are included in noncurrent Other assets on the Unaudited Condensed Consolidated Balance Sheets and had a carrying amount of the following (in thousands):

	June 30,	December 31,
	2019	2018
Venture Fuels Partnership	$2,651	$3,040
Other	988	982
Total equity method investments	$3,639	$4,022

10.  Common Stock and Earnings (Loss) per Share

Common Stock

On March 26, 2019, we were notified by the NYSE that they had determined our common stock was no longer suitable for listing on the NYSE based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual, and commenced proceedings to delist our common stock.  Trading in our common stock was suspended immediately.  Our common stock began trading on the OTC Pink on March 27, 2019 and trades under the symbol “CLDPQ”.

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

We expect that our existing common stock will be extinguished following confirmation of a Chapter 11 plan, and existing equity holders are unlikely to receive any consideration in respect of their equity interests.

Earnings (Loss) per Share

Potential dilutive shares of common stock may include restricted stock units, options, and performance share units issued under our Long Term Incentive Plan (“LTIP”).  See Note 18.  We apply the treasury stock method to determine dilution from restricted stock units, options, and performance share units.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator for calculation of diluted earnings (loss) per share:
Net income (loss)	$(609,678)	$(29,872)	$(659,426)	$(37,610)
Denominator for basic income (loss) per share — weighted-average shares outstanding	76,508	75,756	76,265	75,544
Dilutive effect of stock equivalents	—	—	—	—
Denominator for diluted earnings (loss) per share	76,508	75,756	76,265	75,544

Basic earnings (loss) per share	$(7.97)	$(0.39)	$(8.65)	$(0.50)
Diluted earnings (loss) per share	$(7.97)	$(0.39)	$(8.65)	$(0.50)

For the periods presented, the following items were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Anti-dilutive stock equivalents	2,450	3,852	2,816	4,048

11.  Fair Value of Financial Instruments

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

•                  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We had no Level 3 financial instruments as of June 30, 2019 or December 31, 2018.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Fair Value as of June 30, 2019
	Level 1	Level 2	Total
Assets
Money market funds (1)	$4,927	$—	$4,927

	Fair Value as of December 31, 2018
	Level 1	Level 2	Total
Assets
Money market funds (1)	$28,740	$—	$28,740
Liabilities
Derivative financial instruments (2)	$—	$2,386	$2,386

(1)                                 Included in Cash and cash equivalents in the Unaudited Condensed Consolidated Balance Sheets along with $59.5 million and $62.5 million of demand deposits as of June 30, 2019 and December 31, 2018, respectively.

(2)                                 See Note 12 for information on the (Gain) loss on derivative financial instruments recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

12.  Derivative Financial Instruments

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

June 30, 2019
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

Derivative Gains and Losses

(Gain) loss on derivative financial instruments recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
WTI derivative financial instruments	$—	$—	$(1,809)	$—

See Note 11 for a discussion related to the fair value of derivative financial instruments.

13.  Inventories, Net

Inventories, net consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Materials and supplies	$66,611	$68,519
Less: Obsolescence allowance	(50,750)	(1,089)
Material and supplies, net	15,861	67,430
Coal inventory	1,100	2,610
Inventories, net	$16,961	$70,040

During the second quarter of 2019, we increased our obsolescence allowance to reflect the fair value of our inventory as determined under the income approach based primarily on cash flows from the Winning Bid.  The increase in this allowance was recorded as part of the overall asset impairment taken during the quarter.  See Note 6 for further details on the asset impairment.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  Senior Notes

Senior notes consisted of the following (in thousands):

	June 30, 2019
	Carrying Value(1)	Unamortized Discount and Debt Issuance Costs	Unamortized Deferred Gain on Forgiven Debt(2)	Principal	Fair Value (3)
12.00% second lien senior notes due 2021	$290,366	$—	$—	$290,366	$40,651
6.375% senior notes due 2024	56,408	—	—	56,408	1,974
Total senior notes	$346,774	$—	$—	$346,774	$42,625

	December 31, 2018
	Carrying Value	Unamortized Discount and Debt Issuance Costs	Unamortized Deferred Gain on Forgiven Debt	Principal	Fair Value (3)
12.00% second lien senior notes due 2021	$340,688	$9,845	$(60,167)	$290,366	$177,123
6.375% senior notes due 2024	55,685	723	—	56,408	13,538
Total senior notes	$396,373	$10,568	$(60,167)	$346,774	$190,661

(1)                                 The carrying value of our senior notes has been reclassified to Liabilities subject to compromise in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2019.

(2)                                 The deferred gain of $60.2 million relating to the 2021 Notes was written off reducing the carrying value to the principal amount.  An additional $6.7 million in interest was accrued to reflect interest payable at the stated rate of 12%, rather than the troubled debt effective rate of 6.46% as of June 30, 2019.  The net amount of $53.5 million was recorded as Reorganization items, net in the three and six month ended June 30, 2019.

(3)                                 The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.  See Note 11 for further information on Level 2 fair value measurements.

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

CPE Resources elected not to make an interest payment obligation under the 2021 Notes of approximately $17.4 million, which was due on May 1, 2019.  The 2021 Notes Indenture provided a 30-day grace period that extended the latest date for making this interest payment to May 31, 2019, before an event of default would occur under the 2021 Notes Indenture.

The filing of the Bankruptcy Petitions on May 10, 2019, constituted an event of default that accelerated our obligations under the documents governing each of our 2024 Notes and 2021 Notes.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.  Subject to certain exceptions under the Bankruptcy Code,

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless the Bankruptcy Court modifies or lifts the automatic stay as to any such claim.  Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

The 2021 Notes were issued with joint and several guarantees by CPE Inc. and by all of our existing and future domestic restricted subsidiaries, and secured by second-priority liens on substantially all of our assets.  The 2024 Notes were issued with joint and several guarantees by CPE Inc. and by all of our existing and future domestic restricted subsidiaries.  The termination of the Amended Credit Agreement in November 2018 may have resulted in a release of the guarantees granted under the 2024 Notes Indenture and the guarantees and security interests granted under the 2021 Notes Indenture, in each case by all of our existing and future domestic restricted subsidiaries.  In connection with the Amended and Restated Support Agreement, the Company agreed to reaffirm the liens and guarantees under the 2021 Notes and the guarantees under the 2024 Notes.

In conjunction with the filing of the Debtors’ Chapter 11 Cases, debt issuance costs of $9.2 million were written off and recorded to Reorganization items, net on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2019.

On June 12, 2019, the Company launched a tender offer providing eligible holders of 2021 Notes the opportunity to participate as a lender under the DIP Credit Agreement on a pro rata basis up to such holder’s percentage ownership of the outstanding 2021 Notes, and to exchange, or “roll-up” a principal amount of their 2021 Notes equal to 80% of their commitments as a lender under the DIP Credit Agreement for an equal amount of Roll-Up Loans under the DIP Credit Agreement.  The transactions contemplated by the tender offer closed on August 1, 2019.  The Non-Backstop Lenders subscribed for the assignment from the Backstop Lenders of approximately $3.8 million of New Money Loans, and the Non-Backstop Lenders and Backstop Lenders exchanged a total of $28 million of their 2021 Notes for Roll-Up Loans.

15.  Leases

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average information related to our operating and finance leases as of June 30, 2019 was as follows:

Lease Term
Weighted-average remaining lease term - finance leases	1.1	years
Weighted-average remaining lease term - operating leases	3.3	years

Discount Rate
Weighted-average discount rate - finance leases	4.3%
Weighted-average discount rate - operating leases	18.4%

The components of our expenses related to our leases for the three and six months ended June 30, 2019 were as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2019	2019
Finance Lease Cost
Amortization of right-of-use assets	$280	$563
Interest expense on finance lease liabilities	19	46
Operating Lease Cost
Lease expense	259	531
Impairment of right-of-use asset	—	104
Short-term Lease Cost
Short-term lease cost	32	64
Total lease cost	$590	$1,308

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to our leases as of June 30, 2019 were as follows (in thousands):

Operating Leases
Other assets (noncurrent)(1)	$—

Liabilities subject to compromise (current portion)	$943
Liabilities subject to compromise (noncurrent portion)	481
Total operating lease liabilities	$1,424

Finance Leases
Property, plant, and equipment	$13,967
Accumulated amortization	(10,265)
Property, plant and equipment, net	$3,702

Other liabilities (current)	$1,556
Other liabilities (noncurrent)	181
Total finance lease liabilities	$1,737

(1)                                 During the second quarter of 2019, we recorded an impairment of our right-of-use assets to reflect the fair value as determined under the income approach based primarily on cash flows from the Winning Bid.  See Note 6 for further details on the asset impairment.

Maturity of our lease liabilities as of June 30, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2019	$515	$846
2020	937	871
2021	109	63
2022	13	—
2023	13	—
Thereafter	370	—
Total	1,957	1,780
Less: interest	533	43
Total principal payments	1,424	1,737
Less: current portion	943	1,556
Lease obligations, net of current portion	$481	$181

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

Federal Coal Lease Obligations

Our federal coal lease obligations consist of obligations payable to the Bureau of Land Management of the U.S. Department of the Interior for the West Antelope II South lease modification.  Leases of this nature are

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

excluded from the scope of ASC 842 as they represent a lease for natural resources.  The future payments for our federal coal lease obligations are $0.6 million per year through 2022.  The balance of our federal coal lease obligations is $1.4 million as of June 30, 2019, and has been reclassified to Liabilities subject to compromise in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2019.

16.  Other Obligations

Debtor-in-Possession Financing

See Note 1 for a description of our DIP Credit Agreement.  There was $10 million funded to the escrow account under the DIP Credit Agreement as of June 30, 2019.  As of June 30, 2019, the Debtors had drawn on $4 million of this balance, leaving $6 million remaining in escrow.  As of June 30, 2019, there was $11.3 million outstanding under the DIP Credit Agreement, including interest and fees.

A/R Securitization Program

On May 24, 2018, the A/R Securitization Program was amended to extend the term of the A/R Securitization Program to May 24, 2021 from January 23, 2020.  All other terms of the program remained substantially the same.  The A/R Securitization Program allows for a maximum borrowing capacity of $70 million.  The borrowing capacity is limited by eligible accounts receivable (as defined under the terms of the A/R Securitization Program), calculated on a daily basis, and will fluctuate from day to day.  The borrowing capacity is reduced by the undrawn face amount of letters of credit issued and outstanding under the A/R Securitization Program.  As of June 30, 2019, we had $23.1 million of borrowing capacity under the A/R Securitization Program, which was less than the undrawn face amount of letters of credit outstanding under the A/R Securitization Program of $25.7 million.  The $2.6 million difference between the borrowing capacity and the undrawn face amount of the letters of credit outstanding was cash-collateralized into a restricted cash account in early July 2019, thus bringing the borrowing capacity to zero as of June 30, 2019.  As of December 31, 2018, there was a $4.4 million deficit between the borrowing capacity and the undrawn face amount of letters of credit, which was cash-collateralized into a restricted cash account in early January 2019.  There were no borrowings outstanding under the A/R Securitization Program as of June 30, 2019 or December 31, 2018.

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

On May 15, 2019, we entered into a Second Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement Amendment”), by and among Cloud Peak Energy Receivables LLC (“CPE Receivables”), CPE Resources, the various Conduit Purchasers and Related Committed Purchasers (collectively, the “Purchasers”), LC Participants and Purchaser Agents from time to time party thereto, PNC Bank, National Association, as Administrator (the “Administrator”), and PNC Capital Markets LLC, as Structuring Agent. Prior to entering into the Receivables Purchase Agreement Amendment, it was approved by the Court on May 14, 2019.

Under the terms of the A/R Securitization Program, eligible trade receivables consist of certain trade receivables from certain of the Company’s operating subsidiaries. The amount available with respect to the

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

receivables sold into the A/R Securitization Program is subject to customary limits and reserves, including reserves based on customer concentration and prior past due balances. Of the eligible pool of receivables sold to CPE Receivables, undivided interests in only a portion of the pool are sold to the Purchasers under the facility, subject to a $35 million purchase limit, which was reduced from $70 million under the A/R Securitization Program prior to the Receivables Purchase Agreement Amendment. Although the Purchasers in the program bear the risk of non-payment of purchased receivables, CPE Resources has agreed to indemnify the Purchasers, Purchaser Agents, Administrator and other secured parties with respect to various matters, including any defaults by CPE Resources or its operating subsidiaries under the documents relating to the A/R Securitization Program, and may be required to repurchase receivables which do not comply with the requirements of the program. CPE Resources services the receivables sold into the A/R Securitization Program.

The Purchasers under the A/R Securitization Program will be entitled to receive payments reflecting a specified discount on amounts funded thereunder calculated on the basis of the commercial paper rate or alternate rate, as applicable.  The commercial paper rate, which is applicable to the extent a Purchaser issues commercial paper to fund its purchases of receivables, is a rate equivalent to the weighted average cost incurred in connection with the issuance of such commercial paper.  If the commercial paper rate is not applicable, the alternate rate will apply.  The alternate rate is equal to 2.00% plus (i) one month LIBOR (subject to a 0% floor) or, (ii) if LIBOR is unavailable, the daily average base rate which is defined as the higher of either the prime rate or the federal funds rate plus 50 basis points.  CPE Receivables will pay fees to the Administrator and Purchaser, including paying (i) the Administrator a structuring fee, (ii) each of the Purchasers facility fees and program fees and (iii) letter of credit fees to each letter of credit participants.

The Receivables Purchase Agreement Amendment contains representations and warranties and affirmative, negative and financial covenants customary for financings of this type. The Receivables Purchase Agreement Amendment includes customary termination events for facilities of this type (with customary grace periods, if applicable), including termination events that relate specifically to certain aspects of the Chapter 11 Cases.

Liquidity

We had no availability for borrowing under the A/R Securitization Program as of June 30, 2019.  Our total liquidity, which includes cash and cash equivalents and undrawn funding under the DIP Credit Agreement, was $70.4 million as of June 30, 2019.

Debt Issuance Costs

There were $1.1 million and $1.0 million of unamortized debt issuance costs as of June 30, 2019 and December 31, 2018, respectively, related to the A/R Securitization Program (part of a non-debtor subsidiary) included in noncurrent Other assets.  Debt issuance costs of $0.2 million were written off in the six months ended June 30, 2019 related to the Receivable Purchase Agreement Amendment.

17.  Postretirement Medical Plan

We maintain an unfunded postretirement medical plan to provide certain postretirement medical benefits to eligible employees.  In August 2018, we communicated the termination of our postretirement medical plan, effective January 1, 2019, to our employees.  Employees who retire on, or after, January 1, 2019 will not be eligible for postretirement benefits.  As part of the postretirement termination, we provided contributions for the remainder of 2018 and a lump-sum contribution for 2019 benefits to all eligible retirees.  An additional non-cash

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

gain of $3.5 million will be released ratably through the plan termination date of December 31, 2019.  Net periodic postretirement benefit costs included the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$—	$197	$—	$394
Interest cost	—	220	—	440
Amortization of prior service cost (credit)	—	(1,837)	—	(3,675)
Postretirement medical plan termination (gain) loss	(1,755)	—	(3,510)	—
Net periodic benefit cost (credit)	$(1,755)	$(1,420)	$(3,510)	$(2,841)

18.  Equity-Based Compensation

Our LTIP permits awards to our employees and eligible non-employee directors, which we generally grant in the first quarter of each year.  No LTIP awards were granted during the six months ended June 30, 2019.  The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.  As of June 30, 2019, shares available for issuance under the LTIP were approximately 3.7 million shares.

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

Restricted Stock Units

We have granted restricted stock units under the LTIP to eligible employees and non-employee directors.  A summary of restricted stock unit award activity is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested units as of January 1, 2019	2,861	$3.34
Granted	—	$—
Forfeited	(57)	$3.46
Vested	(1,181)	$2.00
Non-vested units as of June 30, 2019	1,623	$4.31

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019, unrecognized compensation cost related to restricted stock awards was $1.5 million, which will be recognized over a weighted-average period of 1.4 years prior to vesting, which is included within Additional paid-in capital in our Unaudited Condensed Consolidated Balance Sheets.  These awards are ultimately delivered in common stock and are classified as equity awards.

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

The weighted-average grant date fair values of the performance share units granted during the year ended December 31, 2018 was $4.05 per share.  As of June 30, 2019, $2.9 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of performance share units granted, is expected to be recognized over a weighted-average vesting period of 1.4 years.

A summary of performance share unit award activity is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
		(per share)
Non-vested units as of January 1, 2019	3,928	$3.33
Granted	—	$—
Forfeited	(78)	$4.29
Canceled	(2,075)	$1.95
Non-vested units as of June 30, 2019	1,775	$4.90

19.  Liabilities Subject to Compromise

Liabilities subject to compromise (“LSTC”) represent liabilities incurred prior to the Chapter 11 filing that are unsecured or under-secured.  These liabilities are reported at the estimated allowed claim amount, but are subject to adjustment through the Chapter 11 bankruptcy process and therefore have at least a possibility of not being repaid at the full claim amount.  Furthermore, as the bankruptcy process continues, circumstances may arise that may change the classification of LSTC to liabilities not subject to compromise or vice versa.  Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liabilities subject to compromise consist of the following (in thousands):

June 30,
2019
Senior notes	$346,774
Accounts payable	22,949
Royalties and production and property taxes	59,328
Accrued expenses	28,445
Federal coal lease obligations	1,404
Other liabilities	5,469
Total Liabilities subject to compromise	$464,369

20.  Commitments and Contingencies

Commitments

Purchase Commitments (1)

We had outstanding purchase commitments consisting of the following (in thousands):

	June 30,	December 31,
	2019	2018
Capital Commitments
Equipment	$3,689	$1,861

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

Current Schedule—On November 25, 2015, the OSM filed a motion to sever WildEarth’s complaint and transfer those claims against the two Wyoming mines (Antelope and Black Thunder) to the District of Wyoming

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and the New Mexico mine (El Segundo) to the District of New Mexico.  Each of the prospective intervenors filed conditional responses in support of OSM’s transfer motion, and WildEarth filed an opposition to OSM’s transfer motion.  On June 17, 2016, the Colorado District Court granted OSM’s motion to sever and transfer WildEarth’s claims against the Antelope and Black Thunder mine plans to the District of Wyoming and the El Segundo mine plan to the District of New Mexico.  The challenges against the Antelope and Black Thunder mine plans, which are docketed as separate cases, have both been assigned to Judge Johnson of the District of Wyoming.  Because Antelope Coal and Wyoming had each been granted intervention by the Colorado District Court, the Wyoming District Court acknowledged both parties as Intervenor-Defendants after WildEarth’s challenge to the Antelope Mine was transferred to the District of Wyoming.  On October 7, 2016, OSM filed its administrative record for the case challenging the Antelope mine plan.  On October 21, 2016, WildEarth filed a motion to supplement the administrative record with three administrative documents prepared by other federal agencies.  On November 4, 2016, OSM and Antelope Coal each filed opposition briefs.  On December 1, 2016, after full briefing, the court denied WildEarth’s motion to supplement the record.  WildEarth filed its opening merits brief on January 27, 2017.  Opposition briefs by OSM, Antelope Coal, and the State of Wyoming were filed April 5, 2017.  On June 2, 2017, WildEarth filed its reply brief.  On August 22, 2017 and September 20, 2017, WildEarth filed two separate notices of supplemental authority.  OSM and Antelope Coal each filed responses to WildEarth’s first notice on September 6, 2017 and September 21, 2017, respectively.  Antelope Coal and the State of Wyoming filed a joint response to WildEarth’s second notice on October 27, 2017.  The merits briefing has been completed and the parties are awaiting a decision from the court.  On May 21, 2019, Antelope Coal filed a Suggestion of Bankruptcy informing the court that Antelope Coal had filed a voluntary petition in the Bankruptcy Court on May 10, 2019 seeking relief under Chapter 11 of the Bankruptcy Code and, as a result, the case was automatically stayed under section 362(a) of the Bankruptcy Code.

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

Current Schedule— OSM answered the plaintiffs’ complaint on August 24, 2017.  OSM lodged the administrative record with the court and served the record on all parties on January 17, 2018.  Plaintiffs filed their motion for summary judgment on April 6, 2018.  Federal Defendants filed their response and cross motion for summary judgment on June 1, 2018; and Spring Creek filed its opposition and cross motion on June 6, 2018.  Plaintiffs filed their reply brief on June 29, 2018 and the reply briefs for the Federal Defendants and Spring Creek were filed on July 23, 2018 and July 25, 2018, respectively.  On February 11, 2019, Magistrate Judge Cavan issued his Findings of Fact and Recommendations of Law (“Magistrate’s Order”) finding that OSM had failed to fully analyze the environmental impacts of approving the Spring Creek mining plan.  He did not

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recommend vacatur of the current mine plan, but instead recommended that OSM be given 240 days to prepare a supplemental environmental analysis to address several alleged deficiencies while the current mine plan remains in effect.  On March 21, 2019, the parties filed their briefs with objections to the Magistrate’s Order with District Judge Watters.  The parties all filed their responses to the other parties’ objections with District Judge Watters on April 22, 2019.  The briefing is now completed and the parties are awaiting a decision from the court.  On May 21, 2019, Spring Creek filed a Suggestion of Bankruptcy informing the court that Spring Creek had filed a voluntary petition in the Bankruptcy Court on May 10, 2019 seeking relief under Chapter 11 of the Bankruptcy Code and, as a result, the case was automatically stayed under section 362(a) of the Bankruptcy Code.  On June 17, 2019, Judge Watters issued an order staying the case.

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

Current Schedule—On May 13, 2019, WildEarth filed its Statement of Reasons setting forth the factual and legal basis for its appeal.  On May 21, 2019, Spring Creek filed a Notice of Automatic Stay informing the IBLA that Spring Creek had filed a voluntary petition in the Bankruptcy Court on May 10, 2019 seeking relief under Chapter 11 of the Bankruptcy Code and, as a result, the appeal was automatically stayed under section 362(a) of the Bankruptcy Code.  On June 3, 2019, WildEarth filed a Response to Spring Creek’s Notice in which WildEarth maintained that the automatic stay did not apply to this appeal.  On July 1, 2019, Spring Creek filed a reply to WildEarth’s Response.  On July 19, 2019, the IBLA issued an Order holding that the appeal was exempt from the automatic stay and directing all respondents (including Spring Creek) to file their Answers (response briefs) to WildEarth’s Statement of Reasons by August 8, 2019.  On August 8, 2019, the IBLA extended the deadline for all respondents to file their Answers until August 23, 2019.  All the respondents (including Spring Creek) filed their Answers on August 23, 2019.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Effect of Automatic Stay

Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless the Bankruptcy Court modifies or lifts the automatic stay as to any such claim.  Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

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

Concentrations of Risk and Major Customers

For the six months ended June 30, 2019, there was one customer that represented 10% or more of consolidated revenue.  For the six months ended June 30, 2018, there was no single customer that represented 10% or more of consolidated revenue.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  Credit risk is controlled through credit approvals and monitoring procedures.

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

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company.  Specific bond amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  As of June 30, 2019, we had $395.1 million of reclamation and lease bonds backed by collateral of $25.7 million in the form of letters of credit under our A/R Securitization Program used for mining, securing coal lease obligations, and for other operating requirements.  We have self-bonded, by cash collateralizing, an additional $1.7 million in April 2019.  If we are unable to obtain or retain required surety bonds, we may be unable to satisfy legal requirements necessary to conduct our mining operations.

21.  Accumulated Other Comprehensive Income (Loss)

The changes in AOCI related to our postretirement medical plan by component, net of tax are as follows (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Beginning balance, January 1,	$13,284	$13,807
Amounts reclassified from accumulated other comprehensive income (loss)	(2,702)	(2,829)
Tax expense (benefit)	(808)	(846)
Net current period other comprehensive income (loss)	(3,510)	(3,675)
Ending balance, June 30,	$9,774	$10,132

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The reclassifications out of AOCI are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Postretirement Medical Plan (1)
Amortization of prior service costs (credits), before tax	$—	$(1,837)	$—	$(3,675)
Postretirement medical plan termination (2)	(1,755)	—	(3,510)	—
Total before tax	(1,755)	(1,837)	(3,510)	(3,675)
Tax benefit (expense)	404	423	808	846
Amounts reclassified from AOCI	$(1,351)	$(1,414)	$(2,702)	$(2,829)

(1)                                 See Note 17 for the components of our net periodic postretirement benefit costs.

(2)                                 Presented on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

22.  Supplemental Cash Flow Information

Restricted Cash

The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2019 and 2018 that sum to the total of such amounts in the Unaudited Condensed Consolidated Statements of Cash Flows:

	June 30,
	2019	2018
Cash and cash equivalents	$64,425	$90,174
Restricted cash in other current assets	6,731	725
Restricted cash in other noncurrent assets	17,352	5,607
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$88,508	$96,506

The restricted cash in other current assets includes $6 million in an escrow account as of June 30, 2019, related to the undrawn funding under the DIP Credit Agreement

The restricted cash in other noncurrent assets represents the difference between the borrowing capacity of the A/R Securitization Program and the undrawn face amount of the letters of credit that was cash-collateralized as of June 30, 2019 based on the prior business day’s calculation.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Cash Flow Information

	Six Months Ended
	June 30,
	2019	2018
Supplemental cash flow disclosures
Interest paid	$1,050	$14,979
Income taxes paid (refunded)	$(15,573)	$220
Reorganization items, net paid	$1,023	$—

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(525)	$—
Operating cash flows from finance leases	$(46)	$—

Supplemental non-cash investing and financing activities
Capital expenditures included in accounts payable	$204	$2,720
Assets acquired under federal coal lease	$—	$2,356
Operating right-of-use assets recognized	$1,785	$—
Impairment of right-of-use asset	$(1,418)	$—

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

23.  Supplemental Guarantor/Non-Guarantor Financial Information

In accordance with the indentures governing the senior notes outstanding as of June 30, 2019, CPE Inc. and certain of our 100% owned U.S. subsidiaries (the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed the senior notes on a joint and several basis.  These guarantees of either series of senior notes are subject to release in the following customary circumstances:

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

•                  The combination of the Parent Guarantor (CPE Inc.), Issuing Company (CPE Resources), and Guarantor Subsidiaries columns in the tables below represent the Debtors’ Statement of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2019, the Debtors’ Balance Sheet as of June 30, 2019, and the Debtors’ Statement of Cash Flows for the six months ended June 30, 2019.  Entities included in the Non-Guarantor columns in the tables below are not included in the Chapter 11 Cases.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following historical financial statement information is provided for CPE Inc., CPE Resources, and the Guarantor/Non-Guarantor Subsidiaries:

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(Debtor-in-Possession)

(in thousands)

	Three Months Ended June 30, 2019
	Parent Guarantor (CPE Inc.) (Debtor)	Issuing Company (CPE Resources) (Debtor)	Guarantor Subsidiaries (Debtor)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$1,478	$—	$168,451	$—	$(1,478)	$168,451
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	—	13	162,779	55	—	162,847
Depreciation and depletion	—	276	11,621	—	—	11,897
Accretion	—	—	1,493	—	—	1,493
Selling, general and administrative expenses	—	16,441	—	—	(1,478)	14,963
Impairments	—	1,977	618,924	—	—	620,901
Other operating costs	—	—	111	—	—	111
Total costs and expenses	—	18,707	794,928	55	(1,478)	812,212
Operating income (loss)	1,478	(18,707)	(626,477)	(55)	—	(643,761)
Other income (expense)
Net periodic postretirement benefit income (cost), excluding service cost	—	294	1,461	—	—	1,755
Interest income	—	102	4	—	—	106
Interest expense	(1,313)	(3,101)	(120)	(547)	—	(5,081)
Reorganization items, net	6	37,107	77	—	—	37,190
Other, net	—	(143)	(507)	167	—	(483)
Total other income (expense)	(1,308)	34,260	915	(380)	—	33,487
Income (loss) before income tax provision and earnings from unconsolidated affiliates	170	15,553	(625,562)	(435)	—	(610,274)
Income tax benefit (expense)	(35)	—	—	—	—	(35)
Income (loss) from unconsolidated affiliates, net of tax	—	2	628	—	—	630
Income (loss) from consolidated affiliates, net of tax	(609,814)	(625,369)	(436)	—	1,235,619	—
Net income (loss)	(609,679)	(609,814)	(625,370)	(435)	1,235,619	(609,679)
Other comprehensive income (loss)
Postretirement medical plan termination	(1,755)	(1,755)	(1,755)	—	3,510	(1,755)
Other comprehensive income (loss)	(1,755)	(1,755)	(1,755)	—	3,510	(1,755)
Total comprehensive income (loss)	$(611,434)	$(611,569)	$(627,125)	$(435)	$1,239,129	$(611,434)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(Debtor-in-Possession)

(in thousands)

	Three Months Ended June 30, 2018
	Parent Guarantor (CPE Inc.) (Debtor)	Issuing Company (CPE Resources) (Debtor)	Guarantor Subsidiaries (Debtor)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$2,615	$—	$205,698	$—	$(2,615)	$205,698
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	—	(12)	196,382	40	—	196,410
Depreciation and depletion	—	284	14,117	—	—	14,401
Accretion	—	—	1,706	—	—	1,706
Selling, general and administrative expenses	—	15,590	—	—	(2,615)	12,975
Impairments	—	—	800	—	—	800
Other operating costs	—	—	55	—	—	55
Total costs and expenses	—	15,862	213,060	40	(2,615)	226,347
Operating income (loss)	2,615	(15,862)	(7,362)	(40)	—	(20,649)
Other income (expense)
Net periodic postretirement benefit income (cost), excluding service cost	—	271	1,346	—	—	1,617
Interest income	—	274	—	—	—	274
Interest expense	—	(10,177)	(105)	(259)	—	(10,541)
Other, net	—	(75)	(334)	75	—	(334)
Total other income (expense)	—	(9,707)	907	(184)	—	(8,984)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	2,615	(25,569)	(6,455)	(224)	—	(29,633)
Income tax benefit (expense)	(234)	—	—	—	—	(234)
Income (loss) from unconsolidated affiliates, net of tax	—	4	(9)	—	—	(5)
Income (loss) from consolidated affiliates, net of tax	(32,252)	(6,688)	(224)	—	39,164	—
Net income (loss)	(29,872)	(32,252)	(6,688)	(224)	39,164	(29,872)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	(1,837)	(1,837)	(1,837)	—	3,674	(1,837)
Other comprehensive income (loss)	(1,837)	(1,837)	(1,837)	—	3,674	(1,837)
Total comprehensive income (loss)	$(31,709)	$(34,089)	$(8,525)	$(224)	$42,838	$(31,709)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(Debtor-in-Possession)

(in thousands)

	Six Months Ended June 30, 2019
	Parent Guarantor (CPE Inc.) (Debtor)	Issuing Company (CPE Resources) (Debtor)	Guarantor Subsidiaries (Debtor)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$3,637	$—	$313,528	$—	$(3,637)	$313,528
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	—	18	322,692	96	—	322,806
Depreciation and depletion	—	545	22,038	—	—	22,583
Accretion	—	—	3,097	—	—	3,097
(Gain) loss on derivative financial instruments	—	—	(1,809)	—	—	(1,809)
Selling, general and administrative expenses	—	37,172	—	—	(3,637)	33,535
Impairments	—	1,977	619,028	—	—	621,005
Other operating costs	—	—	351	—	—	351
Total costs and expenses	—	39,712	965,397	96	(3,637)	1,001,568
Operating income (loss)	3,637	(39,712)	(651,869)	(96)	—	(688,040)
Other income (expense)
Net periodic postretirement benefit income (cost), excluding service cost	—	588	2,922	—	—	3,510
Interest income	—	383	10	—	—	393
Interest expense	(1,313)	(10,309)	(259)	(892)	—	(12,773)
Reorganization items, net	6	37,107	77	—	—	37,190
Other, net	—	(257)	(521)	280	—	(498)
Total other income (expense)	(1,308)	27,513	2,229	(612)	—	27,822
Income (loss) before income tax provision and earnings from unconsolidated affiliates	2,329	(12,199)	(649,640)	(708)	—	(660,218)
Income tax benefit (expense)	(74)	—	—	—	—	(74)
Income (loss) from unconsolidated affiliates, net of tax	—	5	861	—	—	866
Income (loss) from consolidated affiliates, net of tax	(661,681)	(649,486)	(707)	—	1,311,874	—
Net income (loss)	(659,426)	(661,681)	(649,486)	(708)	1,311,874	(659,426)
Other comprehensive income (loss)
Postretirement medical plan termination	(3,510)	(3,510)	(3,510)	—	7,020	(3,510)
Other comprehensive income (loss)	(3,510)	(3,510)	(3,510)	—	7,020	(3,510)
Total comprehensive income (loss)	$(662,936)	$(665,191)	$(652,996)	$(708)	$1,318,894	$(662,936)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(Debtor-in-Possession)

(in thousands)

	Six Months Ended June 30, 2018
	Parent Guarantor (CPE Inc.) (Debtor)	Issuing Company (CPE Resources) (Debtor)	Guarantor Subsidiaries (Debtor)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4,403	$—	$422,007	$—	$(4,403)	$422,007
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	—	(8)	388,911	41	—	388,944
Depreciation and depletion	—	555	28,841	—	—	29,396
Accretion	—	—	3,411	—	—	3,411
Selling, general and administrative expenses	—	24,695	—	—	(4,403)	20,292
Impairments	—	—	800	—	—	800
Other operating costs	—	—	183	—	—	183
Total costs and expenses	—	25,242	422,146	41	(4,403)	443,026
Operating income (loss)	4,403	(25,242)	(139)	(41)	—	(21,019)
Other income (expense)
Net periodic postretirement benefit income (cost), excluding service cost	—	540	2,695	—	—	3,235
Interest income	3	535	—	—	—	538
Interest expense	—	(19,039)	(213)	(477)	—	(19,729)
Other, net	—	(222)	(604)	222	—	(604)
Total other income (expense)	3	(18,186)	1,878	(255)	—	(16,560)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	4,406	(43,428)	1,739	(296)	—	(37,579)
Income tax benefit (expense)	(297)	—	—	—	—	(297)
Income (loss) from unconsolidated affiliates, net of tax	—	8	258	—	—	266
Income (loss) from consolidated
affiliates, net of tax	(41,719)	1,701	(296)	—	40,314	—
Net income (loss)	(37,610)	(41,719)	1,701	(296)	40,314	(37,610)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service cost	(3,675)	(3,675)	(3,675)	—	7,350	(3,675)
Other comprehensive income (loss)	(3,675)	(3,675)	(3,675)	—	7,350	(3,675)
Total comprehensive income (loss)	$(41,285)	$(45,394)	$(1,974)	$(296)	$47,664	$(41,285)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(Debtor-in-Possession)

(in thousands)

	June 30, 2019
	Parent Guarantor (CPE Inc.) (Debtor)	Issuing Company (CPE Resources) (Debtor)	Guarantor Subsidiaries (Debtor)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$64,266	$159	$—	$—	$64,425
Accounts receivable	—	—	11,863	33,074	—	44,937
Due from related parties	—	76,854	28,908	—	(105,654)	108
Inventories, net	—	—	16,961	—	—	16,961
Income tax receivable	7,944	—	—	—	—	7,944
Other prepaid and deferred charges	3,620	—	22,178	—	—	25,798
Other assets	6,005	—	805	—	—	6,810
Total current assets	17,569	141,120	80,874	33,074	(105,654)	166,983
Noncurrent assets
Property, plant and equipment, net	—	322	68,146	—	—	68,468
Income tax receivable	7,884	—	—	—	—	7,884
Other assets	—	—	18,521	18,410	(5,455)	31,476
Total assets	$25,453	$141,442	$167,541	$51,484	$(111,109)	$274,811

LIABILITIES AND MEMBER’S EQUITY
Liabilities not subject to compromise
Current liabilities
Accounts payable	$2	$6	$31,699	$73	$—	$31,780
Royalties and production and property taxes	—	—	13,974	—	—	13,974
Accrued expenses	209	—	14,401	—	—	14,610
Due to related parties	60,662	71	—	44,920	(105,653)	—
Debtor-in-possession financing	11,313	—	—	—	—	11,313
Other liabilities	—	—	1,556	—	—	1,556
Total current liabilities	72,186	77	61,630	44,993	(105,653)	73,233
Noncurrent liabilities
Asset retirement obligations, net of current portion	—	—	100,939	—	—	100,939
Royalties and production and property taxes	—	—	3,124	—	—	3,124
Other liabilities	319,699	93,651	181	—	(413,350)	181
Total liabilities not subject to compromise	391,885	93,728	165,874	44,993	(519,003)	177,477
Liabilities subject to compromise	603	367,461	96,305	—	—	464,369
Total liabilities	392,488	461,189	262,179	44,993	(519,003)	641,846
Total equity	(367,035)	(319,747)	(94,638)	6,491	407,894	(367,035)
Total liabilities and equity	$25,453	$141,442	$167,541	$51,484	$(111,109)	$274,811

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(Debtor-in-Possession)

(in thousands)

	December 31, 2018
	Parent Guarantor (CPE Inc.) (Debtor)	Issuing Company (CPE Resources) (Debtor)	Guarantor Subsidiaries (Debtor)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$91,083	$113	$—	$—	$91,196
Accounts receivable	—	55	5,048	28,424	—	33,527
Due from related parties	—	61,960	35,025	—	(96,985)	—
Inventories, net	—	—	70,040	—	—	70,040
Income tax receivable	15,808	—	—	—	—	15,808
Other prepaid and deferred charges	281	—	27,246	—	—	27,527
Other assets	1	—	4,204	—	—	4,205
Total current assets	16,090	153,096	141,678	28,424	(96,985)	242,303
Noncurrent assets
Property, plant and equipment, net	—	2,735	651,637	—	—	654,372
Income tax receivable	15,768	—	—	—	—	15,768
Other assets	338,229	583,793	21,202	1,179	(928,190)	16,213
Total assets	$370,087	$739,626	$814,515	$29,603	$(1,025,175)	$928,656

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$—	$—	$34,080	$130	$—	$34,210
Royalties and production and property taxes	—	—	53,232	—	—	53,232
Accrued expenses	1,703	5,001	19,681	—	—	26,385
Due to related parties	74,710	71	—	22,275	(96,985)	71
Current portion of federal coal lease obligations	—	—	379	—	—	379
Other liabilities	—	—	4,019	—	—	4,019
Total current liabilities	76,413	5,072	111,391	22,405	(96,985)	118,296
Noncurrent liabilities
Senior notes	—	396,373	—	—	—	396,373
Federal coal lease obligations, net of current portion	—	—	1,404	—	—	1,404
Asset retirement obligations, net of current portion	—	—	92,591	—	—	92,591
Royalties and production and property taxes	—	—	20,587	—	—	20,587
Other liabilities	—	—	5,731	—	—	5,731
Total liabilities	76,413	401,445	231,704	22,405	(96,985)	634,982
Total equity	293,674	338,181	582,811	7,198	(928,190)	293,674
Total liabilities and equity	$370,087	$739,626	$814,515	$29,603	$(1,025,175)	$928,656

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(Debtor-in-Possession)

(in thousands)

	Six Months Ended June 30, 2019
	Parent Guarantor (CPE Inc.) (Debtor)	Issuing Company (CPE Resources) (Debtor)	Guarantor Subsidiaries (Debtor)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$6,005	$(36,709)	$(823)	$17,645	$—	$(13,882)

Investing activities
Purchases of property, plant and equipment	—	(108)	(1,191)	—	—	(1,299)
Proceeds from the sale of assets	—	—	3,208	—	—	3,208
Net cash provided by (used in) investing activities	—	(108)	2,017	—	—	1,909

Financing activities
Principal payments of federal coal leases	—	—	(379)	—	—	(379)
Principal payments on finance leases	—	—	(768)	—	—	(768)
Borrowings on debtor-in-possession financing	—	10,000	—	—	—	10,000
Payment of deferred financing costs	—	—	—	(500)	—	(500)
Net cash provided by (used in) financing activities	—	10,000	(1,147)	(500)	—	8,353

Net increase (decrease) in cash, cash equivalents, and restricted cash	6,005	(26,817)	47	17,145	—	(3,620)
Cash, cash equivalents, and restricted cash at beginning of period	—	91,083	838	207	—	92,128
Cash, cash equivalents, and restricted cash at the end of period	$6,005	$64,266	$885	$17,352	$—	$88,508

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(Debtor-in-Possession)

(in thousands)

	Six Months Ended June 30, 2018
	Parent Guarantor (CPE Inc.) (Debtor)	Issuing Company (CPE Resources) (Debtor)	Guarantor Subsidiaries (Debtor)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(11,680)	$8,734	$6,514	$—	$3,568

Investing activities
Purchases of property, plant and equipment	—	(60)	(4,771)	—	—	(4,831)
Investment in development projects	—	—	(1,894)	—	—	(1,894)
Proceeds from the sale of assets	—	13	56	—	—	69
Net cash provided by (used in) investing activities	—	(47)	(6,609)	—	—	(6,656)

Financing activities
Principal payments of federal coal leases	—	—	(574)	—	—	(574)
Principal payments on finance leases	—	—	(648)	—	—	(648)
Payment of deferred financing costs	—	—	—	(907)	—	(907)
Payment amortized to deferred gain	—	(6,298)	—	—	—	(6,298)
Other	—	—	(652)	—	—	(652)
Net cash provided by (used in) financing activities	—	(6,298)	(1,874)	(907)	—	(9,079)

Net increase (decrease) in cash, cash equivalents, and restricted cash	—	(18,025)	251	5,607	—	(12,167)
Cash, cash equivalents, and restricted cash at beginning of period	—	107,818	856	—	—	108,673
Cash, cash equivalents, and restricted cash at the end of period	$—	$89,792	$1,107	$5,607	$—	$96,506

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

24.  Subsequent Events

DIP Credit Agreement

On June 12, 2019, the Company launched a tender offer providing eligible holders of 2021 Notes the opportunity to participate as a lender under the DIP Credit Agreement on a pro rata basis up to such holder’s percentage ownership of the outstanding 2021 Notes, and to exchange, or “roll-up” a principal amount of their 2021 Notes equal to 80% of their commitments as a lender under the DIP Credit Agreement for an equal amount of Roll-Up Loans under the DIP Credit Agreement.  The transactions contemplated by the tender offer closed on August 1, 2019.  The Non-Backstop Lenders subscribed for the assignment from the Backstop Lenders of approximately $3.8 million of New Money Loans, and the Non-Backstop Lenders and Backstop Lenders exchanged a total of $28 million of their 2021 Notes for Roll-Up Loans.

The Debtors borrowed $25 million under the DIP Credit Agreement on August 1, 2019.  On July 16, 2019, the Debtors entered into the DIP Limited Waiver.  The DIP Limited Waiver, among other things, waived the events of default arising under the DIP Credit Agreement as a result of the non-commencement of an auction for substantially all assets of the Debtors and the non-occurrence of a sale order under Section 363 of Title 11 of the U.S. Code by the Bankruptcy Court by the respective milestone dates set forth in the DIP Credit Agreement and amends the milestones for these and other events in the auction process.

On July 18, 2019, the Bankruptcy Court entered a Final Order (I) Authorizing the Debtors to (A) Obtain Postpetition Financing Secured by Senior Priming Liens and (B) Use Cash Collateral, (II) Granting Liens and Providing Superpriority Administrative Expense Status, (III) Granting Adequate Protection, (IV) Modifying the Automatic Stay and (V) Granting Related Relief [Docket No. 407] pursuant to which the Bankruptcy Court approved the DIP Credit Agreement, as amended.

On August 8, 2019, the DIP Credit Agreement was further amended to among other things extend the milestone dates by which (i) an auction must commence for substantially all assets of the Debtors and (ii) a sale order under Section 363 of the Bankruptcy Code by the Bankruptcy Court must be entered.

On August 19, 2019, August 23, 2019, August 29, 2019, and September 6, 2019, the DIP Credit Agreement was further amended to, among other things, extend the milestone dates by which a sale order under Section 363 of the Bankruptcy Code by the Bankruptcy Court must be entered.

On September 13, 2019, the DIP Credit Agreement was further amended to, among other things, (i) extend the milestone dates set forth in the DIP Credit Agreement by which a sale order under Section 363 of the Bankruptcy Code by the Bankruptcy Court must be entered and (ii) waive the event of default arising, and which continues arising, under the DIP Credit Agreement as a result of non-compliance with the Approved Budget (as defined in the DIP Credit Agreement) due to an Unpermitted Variance (as defined in the DIP Credit Agreement) with respect to receipts for the week ending on September 6, 2019.

There was $35 million funded to the escrow account under the DIP Credit Agreement as of September 6, 2019.  As of September 6,2019, the Debtors had drawn on $4 million of this balance, leaving $31 million remaining in escrow.  As of September 6, 2019, there was $65.4 million outstanding under the DIP Credit Agreement, including interest, fees and Roll-Up Loans.

Asset Purchase Agreement

The Debtors sought to sell all or substantially all of their assets pursuant to Section 363 of the Bankruptcy Code.  To facilitate their marketing and sales process, the Debtors conducted and auction on August 15, 2019 and August 16, 2019, pursuant to bidding procedures approved by the Bankruptcy Court.  Following the completion of the Auction, on August 16, 2019, the Debtors announced that the bid submitted by NTEC was the Winning Bid, and the bid submitted by Aspen Coal & Energy, LLC was the backup bid.  On August 19, 2019, the Debtors and NTEC entered into the Asset Purchase Agreement providing for the acquisition by NTEC of substantially all of the Debtors’ assets, including the Spring Creek, Cordero Rojo and Antelope mines, in exchange for the payment of $15.7 million of cash at closing, a $40 million Purchase Take-Back Note and a $0.15/ton royalty, payable quarterly for a period of five years, on all tons produced and sold at the Antelope and Spring Creek mines, and on all tons produced and sold in excess of 10 million tons per year at the Cordero Rojo mine, as well as the assumption of coal production-related pre- and post-petition tax liabilities and coal royalty

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

payments in an amount projected to be approximately $94 million as of September 30, 2019, all reclamation obligations, up to $20 million in post-petition accounts payables, and cash to fund approximately $1.1 million in cure costs.  The Assets do not include certain immaterial non-operating real estate assets, and the Company is evaluating its options to sell these assets.

On August 19, 2019, the Bankruptcy Court approved the transactions contemplated by the Asset Purchase Agreement, subject to the finalization of a form of the Sale Order.  As part of the finalization of the proposed Sale Order, the U.S. Justice Department has asserted that the Sale Order should expressly require NTEC to assume any potential exposure with respect to certain open federal royalty audits and a related appeal.  The parties to the Asset Purchase Agreement are in discussion with respect to this asserted requirement.  The Justice Department represents the interests of the U.S. Government in Chapter 11 bankruptcy cases.  Subject to the satisfaction of closing conditions, the transactions contemplated by the Asset Purchase Agreement are expected to close in October 2019.  The Company anticipates filing with and seeking confirmation from the Bankruptcy Court of a Chapter 11 plan in the near term.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words.  You should read statements that contain these words carefully because they discuss our current plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters.  While we believe that these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate.  Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of the transactions contemplated by the Asset Purchase Agreement or any other future acquisitions, divestitures, or other transactions.  The factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Form 10-K”) and Item 1A of Part II of this report, as well as any cautionary language in this report, describe the known material risks, uncertainties, and events that may cause our actual results to differ materially and adversely from the expectations we describe in our forward-looking statements.  Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them.  You are cautioned not to place undue reliance on the forward-looking statements contained herein.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.  The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

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

•                  objections to our sale process, plan confirmation, or other pleadings filed that could protract the Chapter 11 Cases;

•                  employee attrition and our ability to retain senior management and other key personnel due to the distractions and uncertainties, including our ability to provide adequate compensation and benefits during the Chapter 11 Cases;

•                  our ability to comply with the restrictions imposed by our A/R Securitization Program (as defined below), DIP Credit Agreement, and other financing arrangements;

•                  our ability to maintain relationships with suppliers, customers, employees and other third parties and regulatory authorities as a result of our Chapter 11 filing;

•                  the effects of the Bankruptcy Petitions (as defined below) on us and on the interests of various constituents, including holders of our common stock;

•                  the Bankruptcy Court’s rulings in the Chapter 11 Cases, and the outcome of the Chapter 11 Cases generally;

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

•                  the negative impacts of the delisting of our common stock on March 26, 2019, including the likelihood that our existing common stock will be extinguished following confirmation of a Chapter 11 plan and that existing equity holders will not receive any consideration in respect of their equity interest, the possibility that any public market for our common stock will not exist in the future or that we will be able to relist our common stock on a national securities exchange, long-term adverse effects on our ability to raise capital, loss of confidence in the Company by suppliers, customers and employees, and the loss of institutional investor interest in our common stock, among other negative impacts;

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

Recent Developments

Restructuring

During the fourth quarter of 2018 and through the filing date of our Quarterly Report on Form 10-Q for the period ended March 31, 2019, we made a number of announcements regarding our engagement of various advisors to assist in reviewing alternatives including the potential sale of the Company and to assist in reviewing our capital structure and strategic restructuring alternatives.  During that time, we experienced a number of adverse events that negatively impacted our financial results, liquidity and future prospects, which raised substantial doubt about our ability to continue as a going concern, and resulted in our decision to seek Chapter 11 bankruptcy protection.  See Item 7  “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” in our 2018 Form 10-K.

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

On May 10, 2019 (the “Petition Date”), Cloud Peak Energy Inc. (“CPE,” the “Company,” or “we”) and substantially all of its wholly owned domestic subsidiaries (the “Filing Subsidiaries” and, together with CPE, the “Debtors”) filed voluntary petitions (collectively, the “Bankruptcy Petitions”) under Chapter 11 (“Chapter 11”) of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  Pursuant to an order entered by the Bankruptcy Court, the Chapter 11 cases (collectively, the “Chapter 11 Cases”) are being jointly administered under the caption In re Cloud Peak Energy Inc., et al., Case No. 19-11047.  Each Debtor continues to operate its business as a “debtor in possession” (“DIP”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

On the Petition Date, the Debtors filed a number of motions with the Bankruptcy Court generally designed to stabilize their operations and facilitate the Debtors’ transition into Chapter 11.  Certain of these motions seek authority from the Bankruptcy Court for the Debtors to make payments upon, or otherwise honor, certain obligations that arose prior to the Petition Date, including obligations related to employee wages, salaries and benefits, taxes, and certain vendors and other providers essential to the Debtors’ businesses.  On or before June 17, 2019, the Bankruptcy Court approved the relief sought in these motions on a final basis.

The Debtors sought to sell all or substantially all of their assets pursuant to Section 363 of the Bankruptcy Code.  To facilitate their marketing and sales process, the Debtors conducted an auction (the “Auction”) on

August 15, 2019 and August 16, 2019, pursuant to bidding procedures approved by the Bankruptcy Court.  Following the completion of the Auction, on August 16, 2019, the Debtors announced that the bid submitted by Navajo Transitional Energy Company, LLC (“NTEC”) was the winning bid (the “Winning Bid”), and the bid submitted by Aspen Coal & Energy, LLC was the backup bid.  On August 19, 2019, the Debtors and NTEC entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) providing for the acquisition by NTEC of substantially all of the Debtors’ assets, including the Spring Creek, Cordero Rojo and Antelope mines (the “Assets”), in exchange for the payment of $15.7 million of cash at closing, a $40.0 million first lien promissory note secured by a first lien on all assets of NTEC (including the Assets), but subordinated to collateral for certain permitted senior lien debt (not to exceed $120 million) (the “Purchaser Take-Back Note”) and a $0.15/ton royalty, payable quarterly for a period of five years, on all tons produced and sold at the Antelope and Spring Creek mines, and on all tons produced and sold in excess of 10 million tons per year at the Cordero Rojo mine, as well as the assumption of coal production-related pre- and post-petition tax liabilities and coal royalty payments in an amount projected to be approximately $94 million as of September 30, 2019, all reclamation obligations, up to $20 million in post-petition accounts payables, and cash to fund approximately $1.1 million in cure costs.  The terms of the Purchaser Take-Back Note are described in a term sheet attached as Exhibit E to the Asset Purchase Agreement filed as an exhibit to the Current Report on Form 8-K on August 20, 2019.  The Assets do not include certain immaterial non-operating real estate assets, and the Company is evaluating its options to sell these assets.

NTEC and the Company have made customary representations, warranties and covenants in the Asset Purchase Agreement. The closing of the transactions contemplated by the Asset Purchase Agreement are subject to a number of closing conditions, including (i) the entry of an order by the Bankruptcy Court approving the sale of the Assets (the “Sale Order”); (ii) the material accuracy of the representations and warranties of the parties; (iii) material compliance with the obligations of each party set forth in the Asset Purchase Agreement; (iv) the release of all liens and encumbrances pursuant to the Sale Order; (v) to the extent applicable, the waiting period applicable to the transactions contemplated by the Asset Purchase Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 shall have expired; and (vi) NTEC shall have put in place with the appropriate governmental body the applicable reclamation bonds, letters of credit and other sources of collateral and financial assurance necessary to transfer the permits and licenses of the Company and its affiliates to NTEC.

On August 19, 2019, the Bankruptcy Court approved the transactions contemplated by the Asset Purchase Agreement, subject to the Debtors finalizing and submitting a proposed Sale Order.  As part of the finalization of the proposed Sale Order, the U.S. Justice Department has asserted that the Sale Order should expressly require NTEC to assume any potential exposure with respect to certain open federal royalty audits and a related appeal.  The parties to the Asset Purchase Agreement are in discussion with respect to this asserted requirement.  The Justice Department represents the interests of the U.S. Government in Chapter 11 bankruptcy cases.  Subject to the satisfaction of closing conditions, the transactions contemplated by the Asset Purchase Agreement are expected to close in October 2019.  The Company anticipates filing with and seeking confirmation from the Bankruptcy Court of a Chapter 11 plan in the near term.

The filing of the Bankruptcy Petitions constituted an event of default that accelerated our obligations under the indentures governing each of the 6.375% Senior Notes due 2024 (the “2024 Notes”) and 12.00% Second Lien Senior Secured Notes due 2021 (the “2021 Notes”, and together with the 2024 Notes, the “Notes”) all as further described in Note 24, “Subsequent Events” to the Unaudited Condensed Consolidated Financial Statements in Item 1.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.  Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless the Bankruptcy Court modifies or lifts the automatic stay as to any such claim.  Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

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

•                  the holders of 2021 Notes will consent to priming liens and the use of cash collateral in connection with the DIP Credit Agreement (described below);

•                  certain of the Noteholders have provided the DIP Credit Agreement;

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

On July 16, 2019, the Company and the Filing Subsidiaries and holders of approximately 62% in principal amount of the 2021 Notes and holders of more than 50% in principal amount of the 2024 Notes entered into Amendment No. 1 to the Support Agreement (“Support Agreement Amendment”).

The Support Agreement Amendment amended the definition of “Plan” (i.e., the Chapter 11 plan of liquidation that the parties to the Support Agreement agree to support) to include (i) a release of avoidance actions against holders of general unsecured claims, (ii) the payment of fees of the 2024 Notes trustee, (iii) the appointment of a general unsecured claims administrator and (iv) the effectuation of the Unsecured Creditor Sharing Agreement (as defined below).

The Support Agreement Amendment also provides consent by the parties thereto of certain uses of cash on hand by the Company and certain of its subsidiaries prior to any sale, including to pay “Critical Vendor Payments” (as defined in the Support Agreement Amendment), certain administrative expense and priority claims, expenses arising under certain executory contracts and unexpired leases in connection with a sale, certain professional fees and expenses relating to key employee incentive and retention plans.

The Support Agreement Amendment also provides that the Plan shall include an agreement to share certain proceeds between the holders of Contingent Roll-Up Loans (as defined in the DIP Credit Agreement) under the DIP Credit Agreement and holders of 2021 Notes, on the one hand, and holders of unsecured claims, on the other (the “Unsecured Creditor Sharing Agreement”).  The Unsecured Creditor Sharing Agreement provides that, upon recovery by the holders of 2021 Notes and Contingent Roll-Up Loans of at least 50% of their total claims, excess amounts up to 75% of such total claims will be distributed 90% to holders of such claims and 10% to holders of unsecured claims.  Distributions in excess of 75% of the total claims of the holders of 2021 Notes and Contingent Roll-Up Loans will be paid 80% to holders of such claims and 20% to holders of unsecured claims.  As a result of the satisfaction of the Specified Tax Condition (as defined in the DIP Credit Agreement) prior to the date of the Second Borrowing (as defined in the DIP Credit Agreement), no Contingent Roll-Up Loans were issued pursuant to the DIP Credit Agreement.

On July 18, 2019, the Bankruptcy Court entered an Order (Approving) (I) Authorizing the Debtors to Assume the Amended and Restated Sale and Plan Support Agreement, (II) Approving the Lien and Guaranty Settlement Contained in the Amended and Restated Sale and Support Agreement, (III) Modifying the Automatic Stay, and (IV) Granting Related Relief [Docket No. 478] pursuant to which the Bankruptcy Court approved the Support Agreement, as amended.

Debtor-In-Possession Financing

On May 15, 2019, the Debtors entered into a Superpriority Senior Secured Priming Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) by and among Cloud Peak Energy Inc. and the other Debtors, as borrowers, the various lenders from time to time party thereto (the “Lenders”) and Ankura Trust Company, LLC, as administrative agent and collateral agent providing for a debtor-in-possession term loan facility in an amount not to exceed (i) $35 million (as may be increased to give effect to any fees or interest that are paid in kind and to give effect to any incremental loans described below) (the “New Money Loans”) plus (ii) subject to the entry of a final order of the Bankruptcy Court approving the financing under the DIP Credit Agreement (the “Final DIP Order”), Roll-Up Loans (as defined below) on terms and conditions set forth in the DIP Credit Agreement.  On May 15, 2019, the Bankruptcy Court granted interim approval of the motion to approve the DIP Credit Agreement (the “Interim DIP Order”) and borrowing of up to $10 million of the New Money Loans thereunder.

The Debtors’ obligations under the DIP Credit Agreement are secured by first priority priming liens on substantially all of the Debtors’ assets, subject to certain permitted liens and agreed exclusions, including the exclusion of assets that secure obligations under the A/R Securitization Program.   The DIP Credit Agreement terminates on the earliest of: (a) February 15, 2020; (b) the date that without prior written consent of the requisite Lenders, any of the Chapter 11 Cases are converted to cases under chapter 7 of the Bankruptcy Code; (c) the date of dismissal of any of the Chapter 11 Cases without the prior written consent of the requisite Lenders; (d) the date of appointment in any Chapter 11 Case of a trustee without the prior written consent of the requisite Lenders; (e) the date of appointment in any of the Chapter 11 Cases of an examiner with expanded powers without prior written consent of the requisite Lenders; (f) consummation of a sale of all or substantially all of the Debtors’ assets, whether under Section 363 of the Bankruptcy Code or otherwise; (g) the consummation date of any plan under Chapter 11; (h) the termination in whole of the commitments following an event of default under the DIP Credit Agreement; or (i) thirty-five days after entry of the Interim DIP Order (or such later date as agreed by the Lenders), if the Final DIP Order has not been entered.

Proceeds of the New Money Loans are used only in connection with an approved budget (adjusted for agreed variances), for the purposes of: (i) general corporate and working capital purposes; (ii) costs of the administration of the Chapter 11 Cases; and (iii) payment of transaction costs, fees and expenses with respect to the DIP Credit Agreement.  New Money Loans were made available in two or, if the Specified Tax Condition was not satisfied at the time of the Second Borrowing, three draws, each subject to the satisfaction of certain conditions under the DIP Credit Agreement, including compliance with a Borrowing Base (as defined in the DIP Credit Agreement).  The Debtors may request draws of funds from the escrow account on a weekly basis, subject to satisfaction of certain conditions, including the absence of defaults, that the draw is in accordance with the approved budget, that the SAPSA (as defined in the DIP Credit Agreement) remain in full force and effect and other customary conditions.  Amounts that remain in the escrow account upon termination of the DIP Credit Agreement are returned to the collateral agent to pay off obligations outstanding in respect of the DIP Credit Agreement in the order provided therein.  The Debtors borrowed $10 million for the first borrowing and $25 million for the second borrowing under the DIP Credit Agreement on May 16, 2019 and August 1, 2019, respectively,  which were funded into the escrow account.  There was no third borrowing as the Specified Tax Condition was satisfied at the time of the Second Borrowing.

On June 12, 2019, the Company launched a tender offer providing eligible holders of 2021 Notes the opportunity to participate as a lender under the DIP Credit Agreement on a pro rata basis up to such holder’s percentage ownership of the outstanding 2021 Notes, and to exchange, or “roll-up” a principal amount of their 2021 Notes equal to 80% of the New Money Loans provided by such Lender for an equal amount of loans incurred under the DIP Credit Agreement (all such loans, the “Roll-Up Loans”).  The transactions contemplated by the tender offer closed on August 1, 2019.  The tender offer participants that were not existing lenders under the DIP Credit Agreement (the “Non-Backstop Lenders”) subscribed for the assignment from the existing lenders (the “Backstop Lenders”) of approximately $3.8 million of New Money Loans, and the Non-Backstop Lenders and Backstop Lenders exchanged a total of $28 million of their 2021 Notes for Roll-Up Loans.

The DIP Credit Agreement also provides for up to $10 million in uncommitted incremental term loans.  Roll-Up Loans would also be incurred in an amount of up to 80% of such incremental loans if they are provided.

New Money Loans bear interest at a rate equal to, at our option, (a) the alternate base rate (subject to a 2% floor) plus 8% per annum or (b) the adjusted LIBOR rate (subject to a 1% floor) plus 9% annum.  Roll-Up Loans bear interest at the adjusted LIBOR rate (subject to a 1% floor) plus 9% per annum rate.  The Debtors will pay certain other agreed fees to the Lenders and the agents under the DIP Credit Agreement.  Fees and interest are paid-in-kind and added to the principal amount of loans outstanding under the DIP Credit Agreement.

The DIP Credit Agreement contains usual and customary affirmative and negative covenants and events of default for transactions of this type. In addition, the Debtors are required to maintain a minimum liquidity of $12 million at all times, $6 million of which must be held at all times in a segregated escrow account.

On June 19, 2019, the DIP Credit Agreement was amended to extend the date by which the DIP Credit Agreement would otherwise terminate if the Final DIP Order were not entered and other milestone dates.

On June 25, 2019, the DIP Credit Agreement was further amended to, among other things, provide that upon entry of the Final DIP Order, the DIP Credit Agreement will be amended to accommodate and provide for the borrowing and roll-up mechanics described in the tender offer documentation.

On July 16, 2019, the Debtors entered into a Limited Waiver and Amendment No. 3 to the DIP Credit Agreement (the “DIP Limited Waiver”).  The DIP Limited Waiver, among other things, waived the events of default arising under the DIP Credit Agreement as a result of the non-commencement of an auction for substantially all assets of the Debtors and the non-occurrence of a sale order under Section 363 of Title 11 of the U.S. Code by the Bankruptcy Court by the respective milestone dates set forth in the DIP Credit Agreement and amends the milestones for these and other events in the auction process.

On July 18, 2019, the Bankruptcy Court entered a Final Order (I) Authorizing the Debtors to (A) Obtain Postpetition Financing Secured by Senior Priming Liens and (B) Use Cash Collateral, (II) Granting Liens and Providing Superpriority Administrative Expense Status, (III) Granting Adequate Protection, (IV) Modifying the

Automatic Stay and (V) Granting Related Relief [Docket No. 407] pursuant to which the Bankruptcy Court approved the DIP Credit Agreement, as amended.

On August 8, 2019, the DIP Credit Agreement was further amended to, among other things, extend the milestone dates by which (i) an auction must commence for substantially all assets of the Debtors and (ii) a sale order under Section 363 of the Bankruptcy Code by the Bankruptcy Court must be entered.

On August 19, 2019, August 23, 2019, August 29, 2019, and September 6, 2019, the DIP Credit Agreement was further amended to, among other things, extend the milestone dates by which a sale order under Section 363 of the Bankruptcy Code by the Bankruptcy Court must be entered.

On September 13, 2019, the DIP Credit Agreement was further amended to, among other things, (i) extend the milestone dates set forth in the DIP Credit Agreement by which a sale order under Section 363 of the Bankruptcy Code by the Bankruptcy Court must be entered and (ii) waive the event of default arising, and which continues arising, under the DIP Credit Agreement as a result of non-compliance with the Approved Budget (as defined in the DIP Credit Agreement) due to an Unpermitted Variance (as defined in the DIP Credit Agreement) with respect to receipts for the week ending on September 6, 2019.

Amendment to A/R Securitization Program

As previously disclosed, Cloud Peak Energy Resources LLC (“CPE Resources”), a wholly owned subsidiary of the Company, is party to an Accounts Receivable Securitization Program (the “A/R Securitization Program”) with PNC Bank, National Association, as administrator.  On May 15, 2019, we entered into a Second Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement Amendment”), by and among Cloud Peak Energy Receivables LLC (“CPE Receivables”), CPE Resources, the various Conduit Purchasers and Related Committed Purchasers (collectively, the “Purchasers”), LC Participants and Purchaser Agents from time to time party thereto, PNC Bank, National Association, as Administrator (the “Administrator”), and PNC Capital Markets LLC, as Structuring Agent.  Prior to entering into the Receivables Purchase Agreement Amendment, it was approved by the Bankruptcy Court on May 14, 2019.

Under the terms of the A/R Securitization Program, eligible trade receivables consist of certain trade receivables from certain of the Company’s operating subsidiaries.  The amount available with respect to the receivables sold into the A/R Securitization Program is subject to customary limits and reserves, including reserves based on customer concentration and prior past due balances.  Of the eligible pool of receivables sold to CPE Receivables, undivided interests in only a portion of the pool are sold to the Purchasers under the facility, subject to a $35 million purchase limit, which was reduced from $70 million under the A/R Securitization Program prior to the Receivables Purchase Agreement Amendment.  Although the Purchasers in the program bear the risk of non-payment of purchased receivables, CPE Resources has agreed to indemnify the Purchasers, Purchaser Agents, Administrator and other secured parties with respect to various matters, including any defaults by CPE Resources or its operating subsidiaries under the documents relating to the A/R Securitization Program, and may be required to repurchase receivables which do not comply with the requirements of the program.  CPE Resources services the receivables sold into the A/R Securitization Program.

The Purchasers under the A/R Securitization Program will be entitled to receive payments reflecting a specified discount on amounts funded thereunder calculated on the basis of the commercial paper rate or alternate rate, as applicable.  The commercial paper rate, which is applicable to the extent a Purchaser issues commercial paper to fund its purchases of receivables, is a rate equivalent to the weighted average cost incurred in connection with the issuance of such commercial paper.  If the commercial paper rate is not applicable, the alternate rate will apply.  The alternate rate is equal to 2.00% plus (i) one month LIBOR (subject to a 0% floor) or, (ii) if LIBOR is unavailable, the daily average base rate which is defined as the higher of either the prime rate or the federal funds rate plus 50 basis points.  CPE Receivables will pay fees to the Administrator and Purchaser, including paying (i) the Administrator a structuring fee, (ii) each of the Purchasers facility fees and program fees and (iii) letter of credit fees to each letter of credit participants.

The Receivables Purchase Agreement Amendment contains representations and warranties and affirmative, negative and financial covenants customary for financings of this type. The Receivables Purchase Agreement Amendment includes customary termination events for facilities of this type (with customary grace periods, if applicable), including termination events that relate specifically to certain aspects of the Chapter 11 Cases.

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

CPE Resources elected not to make an interest payment obligation under the 2021 Notes of approximately $17.4 million, which was due on May 1, 2019.  The indenture governing the 2021 Notes (the “2021 Notes Indenture”) provides a 30-day grace period that extended the latest date for making this interest payment to May 31, 2019, before an event of default would occur under the 2021 Notes Indenture.  As a result of CPE Resources’ decision not to make the interest payment by May 31, 2019, an event of default occurred under the 2024 Notes Indenture.

The filing of the Bankruptcy Petitions on May 10, 2019, constituted an event of default that accelerated our obligations under the documents governing each of our 2024 Notes and 2021 Notes.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.  Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless the Bankruptcy Court modifies or lifts the automatic stay as to any such claim.  Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

As of June 30, 2019, CPE Resources had $290.4 million in outstanding indebtedness under the 2021 Notes and $56.4 million in outstanding indebtedness under the 2024 Notes.

Noncompliance with the NYSE’s Continued Listing Requirements and Delisting of our Common Stock

As disclosed in our Current Report on Form 8-K on March 26, 2019, we were notified by the NYSE that they had determined our common stock was no longer suitable for listing on the NYSE based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual, and commenced proceedings to delist our common stock.  Trading in our common stock was suspended immediately.  Our common stock began trading on the OTC Pink on March 27, 2019 and trades under the symbol “CLDPQ”.  We expect that our existing common stock will be extinguished following confirmation of a Chapter 11 plan, and existing equity holders are unlikely to receive any consideration in respect of their equity interests.

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

Our Antelope Mine and Cordero Rojo Mine are located in Wyoming and our Spring Creek Mine is located in Montana.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation.  In 2018, the coal we produced generated approximately 2% of the electricity produced in the U.S.  As of December 31, 2018, we controlled approximately 1.0 billion tons of proven and probable reserves.  We do not produce any metallurgical coal.  Our Cordero Rojo Mine was impaired down to the fair value of associated land and certain mining equipment in the fourth quarter of 2018.  We also impaired our Antelope Mine assets during the second quarter of 2019 as a result of the bid we received during the sale process that is part of our Chapter 11 filing.  See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q and Note 7 of Notes to Consolidated Financial Statements in Item 8 of our 2018 Form 10-K for further details.

In addition, we have two development projects, both located in the Northern PRB.  For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.  The Youngs Creek project is an undeveloped surface mine project located in Wyoming, seven miles south of our Spring Creek Mine and contiguous with the Wyoming-Montana state line.  The Big Metal project is located near the Youngs Creek project on the Crow Indian Reservation in southeast Montana.  Any future development and coal production from these two projects remains subject to significant risk and uncertainty.  These two development projects were fully impaired in the fourth quarter of 2018, other than the fair value of associated land.  Our Spring Creek Mine assets were also significantly impaired during the second quarter as a result of the bid received during the sale process that is part of our Chapter 11 filing.  See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q and Note 7 of Notes to Consolidated Financial Statements in Item 8 of our 2018 Form 10-K for further details.

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

Segment Information

Our reportable segments include Owned and Operated Mines and Logistics and Related Activities.  For a discussion of these segments, see Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

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

The price at which we sell our coal is a function of the demand for coal relative to the supply.  We typically seek to enter into multi-year contracts with our customers, which helps mitigate the risks associated with any short-term imbalance in supply and demand.  We have historically entered each year with expected production related to domestic sales effectively fully sold.  This strategy helped us run our mines at predictable production rates, which improved control of operating costs.  In recent years, our business has become more variable and less predictable because utilities are adjusting their purchasing pattern based on natural gas prices, weather, and other factors and have also been increasingly purchasing coal for shorter terms.  As of September 6, 2019, we have current commitments to sell approximately 48 million tons for 2019.

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

Current Considerations

Owned and Operated Mines Segment

Mine shipments to domestic customers of 11.3 million tons for the three months ended June 30, 2019 increased from 8.9 million tons in the three months ended March 31, 2019.  Railroad performance improved in the second quarter, helping us increase shipments compared to the first quarter of this year when flooding in large sections of the Midwestern and Southern U.S. severely impacted rail operations.  Despite setbacks caused by additional flooding later in the second quarter, the railroads’ efforts to reroute trains and repair damaged infrastructure significantly restored PRB deliveries by the end of June. We expect rail performance at our mines to continue to improve in the third quarter of 2019 as the railroads continue to bring their operations back into balance.  The unexpected closure of two competitor PRB coal mines on July 1, 2019 enhanced train line-ups available for loading committed sales at our mines.

Energy Ventures Analysis estimates there were 49 million tons of PRB coal inventories on utility stockpiles at the end of July 2019, a decline of 7.1 million tons from July 2018 levels.  Customers focused on rebuilding inventory in the second quarter by dispatching cheap natural gas over coal.

Natural gas prices were in the range of $2.50 per MMBtu for most of the second quarter of 2019. Natural gas production continued to grow in the second quarter, averaging a record 90.1 billion cubic feet per day.  Coupled with weak power burn caused by a late start to summer, this production growth allowed for strong storage injections.  As of August 16, 2019, U.S. Energy Information Administration data showed that natural gas inventories are now 15% above year ago levels and within the 5-year range.

Logistics and Related Activities Segment

Strong Indonesian coal exports, delayed summer heating demand, and Chinese import restrictions weakened international coal pricing during the second quarter.  The international Newcastle thermal coal price index declined from around $90 per tonne to under $70 per tonne at the end of the second quarter, an approximate 20% drop from the first quarter of 2019.  Prices were $63 as of August 23, 2019.  The Kalimantan 5000 GAR index price, against which the Spring Creek Mine coal typically tracks, decreased 8% during the second quarter as compared to the first quarter of 2019.  As of August 23, 2019, the Kalimantan 5000 GAR index price was below $47 per tonne.  The Kalimantan to Newcastle spread is now again within its historical range.

Based on estimates through June 2019, year-to-date thermal imports into China increased 1.1 million tonnes, or 1%, compared to June 2018.  China’s electricity generation increased by 5% through June with the largest portion of this increase coming from thermal coal generation.

Thermal coal imports to India increased by 16% through June compared to 2018. After a weak first quarter, power generation was strong in the second quarter.  For the first half of 2019, power generation from coal increased 2% compared to 2018.

We exported 0.7 million tons during the three months ended June 30, 2019 compared to 1.3 million tons during the three months ended June 30, 2018.  Uneconomic pricing and lower demand for coal in South Korea, our primary market, caused fewer tons to be sold during the second quarter.  Sales have picked up for the second half of 2019 as customers bought tons for the summer heating season.  We are fully sold for the third quarter and continue to layer in sales for the fourth quarter.

Asset Impairments

In the fourth quarter of 2018, we recorded an impairment of $681.6 million on the long-lived assets of our Cordero Rojo Mine as well as our two development projects.  See Note 7 of Notes to Consolidated Financial Statements in Item 8 of our 2018 Form 10-K for further details.  During the second quarter of 2019, we recorded an additional impairment of $621 million to reduce the carrying value of our remaining assets to their fair value as determined  under the income approach based primarily on cash flows from the Winning Bid received as part of our Chapter 11 Bankruptcy auction process.  See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.  See Item 1A in our 2018 Form 10-K - “Risk Factors—Risks Related to Our Business and Industry—We may not recover our investments in our mining, exploration, port access rights, development projects, and other assets, which may require us to recognize impairment charges related to those assets.”

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

On July 1, 2016 the U.S. Department of the Interior (“DOI”) published the final Consolidated Federal Oil & Gas and Federal & Indian Coal Valuation Reform Rule (“2016 Valuation Rule”).  This rule was developed by the Office of Natural Resources Revenue to significantly change the manner in which non-arm’s length sales of natural resources from federal lands are valued for royalty purposed by mandating a net-back calculation from the first third-party sale and introducing a ‘default rule’ that will require substantial judgement.  On February 27, 2017, the DOI postponed implementation of the 2016 Valuation Rule pending review of several petitions that were filed challenging the rule, including one from Cloud Peak Energy.  On April 4, 2017, the DOI announced its intention to repeal the 2016 Valuation Rule and stated it would instead return to the valuation benchmarks which had been consistently and successfully utilized by the energy industry since the late 1980’s to ensure that the royalty amount paid was based on the value of the coal severed while the DOI reconsidered whether the changes made by the 2016 Valuation Rule were warranted.  Subsequently, the states of California and New Mexico filed suit against the DOI seeking to reinstate the 2016 Valuation Rule.  On March 29, 2019, the Northern District of California ruled in favor of the Plaintiffs, thereby reinstating the 2016 Valuation Rule retroactively to January 1, 2017.  Along with several other parties, we have reinstituted our initial suit against the DOI related to the 2016 Valuation Rule.  Although we believe our lawsuit is meritorious, we cannot predict the outcome of our case.  Additionally, we cannot predict how any replacement rule proposed by the DOI would affect our business.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Summary

The following table summarizes key results (in millions, except per share amounts and percentages):

	Three Months Ended
	June 30,		Change
	2019	2018	Amount	Percent
Total tons sold	12.0	11.6	0.4	3.4
Total revenue	$168.5	$205.7	$(37.2)	(18.1)
Net income (loss)	$(609.7)	$(29.9)	$(579.8)		*
Diluted EPS	$(7.97)	$(0.39)	$(7.58)		*
Adjusted EBITDA (1)	$(6.3)	$(0.8)	$(5.5)		*

*                                         Not meaningful

(1)                                 EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by U.S. GAAP.  A quantitative reconciliation of Net income (loss) to Adjusted EBITDA is found in “Non-GAAP Financial Measures” below.

Results of Operations

Revenue

The following table presents Revenue and tons sold (in millions, except per ton amounts and percentages):

	Three Months Ended
	June 30,		Change
	2019	2018	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$11.63	$12.18	$(0.55)	(4.5)
Tons sold	12.0	11.6	0.4	3.4
Coal revenue	$140.1	$140.8	$(0.7)	(0.5)
Other revenue	$2.2	$3.1	$(0.9)	(29.0)
Logistics and Related Activities
Total tons sold	0.7	1.3	(0.6)	(46.2)
Realized price per ton sold - Asian export	$47.94	$59.78	$(11.84)	(19.8)
Tons sold - Asian export	0.7	1.3	(0.6)	(46.2)
Realized price per ton sold - Domestic	$62.76	$55.00	$7.76	14.1
Tons sold - Domestic (1)	—	—	—	—
Revenue	$35.8	$79.3	$(43.5)	(54.9)
Eliminations of Intersegment Sales
Revenue	$(9.6)	$(17.5)	$7.9	45.1
Total Consolidated
Revenue	$168.5	$205.7	$(37.2)	(18.1)

(1)                                 For the three months ended June 30, 2019 and 2018, the domestic logistics volumes were 42,400 tons and 45,400 tons, respectively.

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 (in millions):

Three months ended June 30, 2018	$140.8
Changes associated with volumes	5.9
Changes associated with prices	(6.6)
Three months ended June 30, 2019	$140.1

Coal revenue decreased slightly for the three months ended June 30, 2019 compared to the same period in 2018 primarily related lower realized prices, partially offset by slightly higher volumes.  Realized prices for the three months ended June 30, 2019 decreased compared to the same period in 2018 due to a lower Black Lung tax rate, which is included as part of the majority of our customers’ sales price and lowered the realized price by approximately $0.26 per ton during the quarter.  Volumes increased slightly for the three months ended June 30, 2019 compared to the same period in 2018.

Logistics and Related Activities Segment

Revenue decreased for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to less favorable conditions in the export market.  We shipped six vessels during the three months ended June 30, 2019 compared to nine vessels during the same period in 2018.  Realized prices for exports have decreased nearly 20% for the three months ended June 30, 2019 compared to the same period in 2018.

Cost of Product Sold

The following table presents Cost of product sold (in millions, except per ton amounts and percentages):

	Three Months Ended
	June 30,		Change
	2019	2018	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$10.58	$11.90	$(1.32)	(11.1)
Cost of product sold (produced coal)	$127.4	$137.6	$(10.2)	(7.4)
Other cost of product sold	$1.2	$2.0	$(0.8)	(40.0)
Logistics and Related Activities
Average cost per ton sold - Asian export	$57.89	$54.32	$3.57	6.6
Average cost per ton sold - Domestic	$55.89	$48.96	$6.93	14.2
Cost of product sold	$43.6	$73.7	$(30.1)	(40.8)
Eliminations of Intersegment Sales
Cost of product sold	$(9.5)	$(16.9)	$7.4	43.8
Total Consolidated
Cost of product sold	$162.8	$196.4	$(33.6)	(17.1)

Owned and Operated Mines Segment

Cost of product sold decreased in the three months ended June 30, 2019 as compared to the same period in 2018 primarily due to decreases in repairs and maintenance, production taxes and royalties, labor, and fuel and lubes.  Repairs and maintenance decreased due to dragline and dipper repairs that were performed in the prior year.  Production taxes and royalties decreased due to the lower Black Lung tax rate.  Labor costs decreased due to decreased headcount and benefit costs.  Finally, fuel and lubes decreased due to lower diesel fuel prices than in the prior year.  The average cost per ton sold decreased primarily due to the lower costs, partially offset by the higher volumes.

Logistics and Related Activities Segment

Cost of product sold decreased in the three months ended June 30, 2019 as compared to the same period in 2018 primarily due to a decrease in the tons sold.  We shipped six vessels during the three months ended June 30, 2019 compared to nine vessels during the same period in 2018.  The average cost per ton sold increased due to the lower tons sold.

Operating Income (Loss)

The following table presents Operating income (loss) (in millions, except for percentages):

	Three Months Ended
	June 30,		Change
	2019	2018	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$(617.7)	$(12.2)	$(605.5)		*
Logistics and Related Activities
Operating income (loss)	$(8.4)	$5.6	$(14.0)		*
Other
Operating income (loss)	$(17.5)	$(13.4)	$(4.1)	(30.6)
Eliminations of Intersegment Sales
Operating income (loss)	$(0.3)	$(0.6)	$0.3	50.0
Total Consolidated
Operating income (loss)	$(643.8)	$(20.6)	$(623.2)		*

*                                         Not meaningful

Owned and Operated Mines Segment

Operating income decreased in the three months ended June 30, 2019 as compared to the same period in 2018 primarily due to the $618.3 million impairment recorded, in the current period, to decrease the book value of long-lived assets, mineral rights, materials and supply inventory, and project development costs to their fair value as determined under the income approach based primarily on cash flows from the Winning Bid in the Auction that took place on August 15, 2019 and August 16, 2019 and described further in Notes 6 and 24 of the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.  In addition, there was a decrease in Revenue as previously discussed.  Partially offsetting this was the decrease in Cost of product sold as previously discussed, as well as a $2.5 million decrease in Depreciation and depletion decreased primarily due to the decrease in production.

Logistics and Related Activities Segment

Operating income decreased during the three months ended June 30, 2019 as compared to the same period in 2018 primarily due to the factors previously discussed for Revenue.  In addition we recorded an impairment of $0.5 million, in the current period, on the right of use asset related to a rail car lease to decrease the book value to its fair value determined primarily based on cash flows from the Winning Bid in the Auction that took place on August 15, 2019 and August 16, 2019 and described further in Notes 6 and 24 of the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.  Partially offsetting these factors was the decrease in Cost of product sold, as previously discussed.

Other

Operating loss increased during the three months ended June 30, 2019 as compared to the same period in 2018.  This increase was partially related to the $2.1 million impairment of long-lived assets to their fair value as determined under the income approach based primarily on cash flows from the Winning Bid in the Auction that took place on August 15, 2019 and August 16, 2019 and described further in Notes 6 and 24 of the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.  In addition, there was an increase in Selling, general and administrative expenses (“SG&A”) of $2.0 million.  SG&A increased $6.6 million primarily due to higher legal and consulting costs related to our restructuring advisors prior to filing for Chapter 11 Bankruptcy protection.  This was partially offset by lower labor of $3.6 million primarily due to lower stock based compensation.

Other Income (Expense)

The following table presents Other income (expense) (in millions, except for percentages):

	Three Months Ended
	June 30,		Change
	2019	2018	Amount	Percent
Other income (expense)	$33.5	$(9.0)	$42.5	472.2

Other income increased $42.5 million for the three months ended June 30, 2019 as compared to the same period in 2018 primarily due to $37.2 million in Reorganization items, net, which includes $53.5 million for the write-off of the deferred gain on the 2021 Notes, partially offset by $9.2 million for the write-off of debt issuance costs related to the Senior Notes and $7.1 million in professional fees.  For further information see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.  In addition, interest expense decreased $5.5 million due to no longer accruing interest on the Senior Notes since filing for Chapter 11 Bankruptcy protection on May 10, 2019, as well as no longer amortizing the debt issuance costs related to the Senior Notes, partially offset by interest and fees of $1.3 million on the DIP Credit Agreement.

Income Tax Provision

Our statutory income tax rate, including state income taxes, for the three months ended June 30, 2019 and 2018 was approximately 23%.  Our effective tax rate for the three months ended June 30, 2019 and 2018 was 0.0% and (0.8)%, respectively.  The difference between our statutory income tax rate and our effective income tax rate for the three months ended June 30, 2019 and 2018 is primarily the result of the impact of percentage depletion, income tax in the states in which we do business and changes in our valuation allowance.

As of June 30, 2019, we had deferred tax assets principally arising from: AROs, postretirement benefits, contract rights, property, plant, equipment, mineral rights, and net operating loss carry-forwards.  As of December 31, 2018, we had deferred tax assets principally arising from: AROs, postretirement benefits, contract rights, interest deduction carry-forwards, and net operating loss carry-forwards.  As management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Summary

The following table summarizes key results (in millions, except per share amounts and percentages):

	Six Months Ended
	June 30,		Change
	2019	2018	Amount	Percent
Total tons sold	21.7	23.8	(2.1)	(8.8)
Total revenue	$313.5	$422.0	$(108.5)	(25.7)
Net income (loss)	$(659.4)	$(37.6)	$(621.8)	*
Diluted EPS	$(8.65)	$(0.50)	$(8.15)	*
Adjusted EBITDA (1)	$(34.9)	$18.9	$(53.8)	*

(1)                                 EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by U.S. GAAP. A quantitative reconciliation of Net income (loss) to Adjusted EBITDA is found in “Non-GAAP Financial Measures” below.

Results of Operations

Revenue

The following table presents Revenue and tons sold (in millions, except per ton amounts and percentages):

	Six Months Ended
	June 30,		Change
	2019	2018	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$11.64	$12.19	$(0.55)	(4.5)
Tons sold	21.7	23.8	(2.1)	(8.8)
Coal revenue	$252.7	$290.3	$(37.6)	(13.0)
Other revenue	$5.2	$7.2	$(2.0)	(27.8)
Logistics and Related Activities
Total tons delivered	1.5	2.7	(1.2)	(44.4)
Realized price per ton sold - Asian export	$50.51	$58.41	$(7.90)	(13.5)
Tons sold - Asian export	1.4	2.7	(1.3)	(48.1)
Realized price per ton sold - Domestic	$59.74	$45.48	$14.26	31.4
Tons sold - Domestic	0.1	0.1	—	—
Revenue	$74.9	$159.0	$(84.1)	(52.9)
Other
Eliminations of Intersegment Sales
Revenue	$(19.3)	$(34.5)	$15.2	44.1
Total Consolidated
Revenue	$313.5	$422.0	$(108.5)	(25.7)

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 (in millions):

Six months ended June 30, 2018	$290.3
Changes associated with volumes	(25.8)
Changes associated with prices	(11.8)
Six months ended June 30, 2019	$252.7

Coal revenue decreased for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to fewer tons sold.  Volumes decreased due to excessive rain during the first quarter, which continued to impact production into the second quarter.  All three mines experienced lower production during the first half of 2019 as compared to 2018.  In addition, realized prices for the six months ended June 30, 2019 were lower than those seen in the same period in 2018, in part due to a lower Black Lung tax rate, which is included as part of the majority of our customers’ sales price and lowered the realized price by approximately $0.26 per ton for the six months ended June 30, 2019.

Logistics and Related Activities Segment

Revenue decreased for the six months ended June 30, 2019 compared to the same period in 2018 due to less favorable conditions in the export market.  We shipped 12 vessels and a total of 1.4 million tons internationally in the first six months of 2019 compared to 2.7 million tons on 20 vessels in the first six months of 2018.  Realized prices on our export sales have decreased 13.5% for the six months ended June 30, 2019 compared to the same period in 2018.

Cost of Product Sold

The following table presents Cost of product sold (in millions, except per ton amounts and percentages):

	Six Months Ended
	June 30,		Change
	2019	2018	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$11.62	$11.41	$0.21	1.8
Cost of product sold (produced coal)	$252.2	$271.7	$(19.5)	(7.2)
Other cost of product sold	3.4	3.9	(0.5)	(12.8)
Logistics and Related Activities
Average cost per ton sold - Asian export	$56.85	$53.17	$3.68	6.9
Average cost per ton sold - Domestic	$55.87	$40.06	$15.81	39.5
Cost of product sold	$86.0	$148.0	$(62.0)	(41.9)
Other
Cost of product sold	$0.10	$—	$0.1	—
Eliminations of Intersegment Sales
Cost of product sold	$(18.9)	$(34.7)	$15.8	45.5
Total Consolidated
Cost of product sold	$322.8	$388.9	$(66.1)	(17.0)

Owned and Operated Mines Segment

Cost of product sold decreased in the six months ended June 30, 2019 as compared to the same period in 2018 primarily due to the decrease in tons sold, which decreased production taxes and royalties.  The lower Black Lung tax rate also decreased production taxes and royalties.  In addition, labor costs decreased due to decreased headcount and benefit costs.  Fuel and lubes decreased as a result of a decrease in the price of diesel and consumption rates.  The average cost per ton sold increased primarily due to the lower production and higher strip ratios, partially offset by the lower costs.

Logistics and Related Activities Segment

Cost of product sold decreased in the six months ended June 30, 2019 as compared to the same period in 2018 due to a decrease in tons sold.  We shipped 1.4 million tons on 12 vessels during the six months ended June 30, 2019 compared to 2.7 million tons on 20 vessels during the six months ended June 30, 2018.

Operating Income (Loss)

The following table presents Operating income (loss) (in millions, except for percentages):

	Six Months Ended
	June 30,		Change
	2019	2018	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$(639.6)	$(11.0)	$(628.6)		*
Logistics and Related Activities
Operating income (loss)	$(11.6)	$11.0	$(22.6)		*
Other
Operating income (loss)	$(36.5)	$(21.1)	$(15.4)	(73.0)
Eliminations of Intersegment Sales
Operating income (loss)	$(0.3)	$0.1	$(0.4)		*
Total Consolidated
Operating income (loss)	$(688.0)	$(21.0)	$(667.0)		*

*                                         Not meaningful

Owned and Operated Mines Segment

Operating income decreased in the six months ended June 30, 2019 as compared to the same period in 2018 primarily due to the $618.4 million impairment recorded, in the current period, to decrease the book value of long-lived assets, mineral rights, materials and supply inventory, and project development costs to their fair value as determined under the income approach based primarily on cash flows from the Winning Bid in the Auction that took place on August 15, 2019 and August 16, 2019 and described further in Notes 6 and 24 of the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.  In addition, there was a decrease in Revenue as previously discussed and a mark-to-market gain on our WTI derivative financial instruments of $1.8 million in the six months ended June 30, 2019.  Partially offsetting this was the decrease in Cost of product sold as previously discussed and a $6.8 million decrease in Depreciation and depletion primarily due to the decrease in production.  We had no mark-to market gains or losses in the six months ended June 30, 2018.

Logistics and Related Activities Segment

Operating income decreased during the six months ended June 30, 2019 as compared to the same period in 2018 primarily due to the factors previously discussed for Revenue.  In addition we recorded an impairment of $0.5 million, in the current period, on the right of use asset related to a rail car lease to decrease the book value to its fair value determined based primarily on cash flows from the Winning Bid in the Auction that took place on August 15, 2019 and August 16, 2019 and described further in Notes 6 and 24 of the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.  Partially offsetting these factors was the decrease in Cost of product sold, as previously discussed.

Other

Operating loss increased during the six months ended June 30, 2019 as compared to the same period in 2018.  The increase was related to an increase in SG&A of $13.2 million.  SG&A increased $15.1 million primarily due to higher legal and consulting costs related to our restructuring advisors prior to filing for Chapter 11 Bankruptcy protection.  In addition, we recorded a $2.1 million impairment of long-lived assets to their fair value as determined under the income approach based primarily on cash flows from the Winning Bid in the Auction that took place on August 15, 2019 and August 16, 2019 and described further in Notes 6 and 24 of the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.  This was partially offset by a decrease in SG&A costs such a travel, relocation, dues and donations.

Other Income (Expense)

The following table presents Other income (expense) (in millions, except for percentages):

	Six Months Ended
	June 30,		Change
	2019	2018	Amount	Percent
Other income (expense)	$27.8	$(16.6)	$44.4	267.5

Other income increased $44.4 million for the six months ended June 30, 2019 as compared to the same period in 2018 primarily due to $37.2 million in Reorganization items, net, which includes $53.5 million for the write-off of the deferred gain on the 2021 Notes, partially offset by $9.2 million for the write-off of debt issuance costs related to the Senior Notes and $7.1 million in professional fees.  For further information see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.  In addition, interest expense decreased by $7.0 million due to no longer accruing interest on the Senior Notes since filing for Chapter 11 Bankruptcy protection on May 10, 2019, as well as no longer amortizing the debt issuance costs related to the Senior Notes, partially offset by interest and fees of $1.3 million on the DIP Credit Agreement.

Income Tax Provision

Our statutory income tax rate, including state income taxes for the six months ended June 30, 2019 and 2018, was approximately 23%.  Our effective tax rate for the six months ended June 30, 2019 and 2018 was 0.0% and (0.8)%, respectively.  The difference between our statutory income tax rate and our effective income tax rate for the six months ended June 30, 2019 and 2018 is primarily the result of the impact of percentage depletion, income tax in the states in which we do business, and changes in our valuation allowance.

Liquidity and Capital Resources

	June 30,	December 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$64.4	$91.2

Liquidity

Our liquidity outlook has continued to decline since the fourth quarter of 2018, which included the termination of our Amended Credit Agreement in November 2018.  Severe weather and train unavailability further compounded operational issues in the first quarter of 2019, affecting production at all three of our mines.  As a result of severe weather and flooding in the first quarter of 2019, the railroads serving the PRB were forced to reroute trains, and repair and rebuild significant portions of their infrastructure.  The impacts of these conditions carried over into the second quarter of 2019 and were exacerbated by further flooding.  Further, lower export prices, and lower demand overall, are expected to result in significantly lower levels of cash flow from operating activities in the future and have limited our ability to access capital markets.  These factors raise substantial doubt about our ability to continue as going concern.

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations and any borrowing capacity under our A/R Securitization Program and DIP Credit Agreement.  We had no availability for borrowing under the A/R Securitization Program as of June 30, 2019.  Our availability under the DIP Credit Agreement was $10.0 million as of June 30, 2019.  Our total liquidity, which includes cash and cash equivalents and undrawn funding under the DIP Credit Agreement, was $70.4 million as of June 30, 2019.  We also have a capital leasing program, with a balance of $1.7 million as of June 30, 2019, for some of our capital equipment purchases subject to the conditions in the master lease agreement.

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

Capital expenditures are necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and to add new equipment as necessary.  Capital expenditures for the six months ended June 30, 2019 and 2018 were $1.3 million and $4.8 million, respectively.

The elimination of the Alternative Minimum Tax (“AMT”) and the ability to offset our regular tax liability or claim refunds for taxable years 2018 through 2021 for our AMT credits carried forward from prior periods, was a material impact of the Tax Cuts and Jobs Act legislation enacted in December 2017.  In May 2019, we received $15.8 million in AMT credit refunds.  We currently anticipate receipt of an additional approximately $15.8 million in AMT credit refunds over the next three years with approximately half of this value realized in 2020.

Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions.  Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless the Bankruptcy Court lifts the automatic stay.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive.  In addition to the cash requirements necessary to fund ongoing operations, we have incurred, and expect to continue to incur, significant professional fees and other costs in connection with our Chapter 11 proceedings.  As of September 6, 2019, our total available liquidity was $116.7 million, which includes cash on hand from operations and borrowings made in June and August 2019 under our DIP Credit Agreement.  We expect to continue using additional cash that will further reduce this liquidity.  However, we believe we have sufficient liquidity, including cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 proceedings for minimum operating and working capital purposes and excluding principal and interest payments on our outstanding debt.  As such, we expect to pay vendor and royalty obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders, if any, approving such payments.  There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases, or to pursue confirmation of a Chapter 11 plan of reorganization or plan of liquidation.  We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

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

The filing of the Bankruptcy Petitions constituted an event of default that accelerated our obligations, all as further described in Note 1, “Organization and Business”, of the Unaudited Condensed Consolidated Financial Statements in Item 1.  Pursuant to the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.  Accordingly, although the filing of the Bankruptcy Petitions triggered defaults under the Debt Instruments, creditors are stayed from taking action as a result of these defaults.  Additionally, under Section 502(b)(2) of the Bankruptcy Code, the Company is no longer required to pay interest on its senior notes accruing on or after the Petition Date.  However, the Debtors will be required to pay interest on amounts borrowed under the DIP Credit Agreement.

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

•                  the holders of 2021 Notes will consent to priming liens and the use of cash collateral in connection with the DIP Credit Agreement;

•                  certain of the Noteholders have provided the DIP Credit Agreement;

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

On July 16, 2019, the Company and the Filing Subsidiaries and holders of approximately 62% in principal amount of the 2021 Notes and holders of more than 50% in principal amount of the 2024 Notes entered into Amendment No. 1 to the Support Agreement (“Support Agreement Amendment”).

The Support Agreement Amendment amended the definition of “Plan” (i.e., the Chapter 11 plan of liquidation that the parties to the Support Agreement agree to support) to include (i) a release of avoidance actions against holders of general unsecured claims, (ii) the payment of fees of the 2024 Notes trustee, (iii) the appointment of a general unsecured claims administrator and (iv) the effectuation of the Unsecured Creditor Sharing Agreement (as defined below).

The Support Agreement Amendment also provides consent by the parties thereto of certain uses of cash on hand by the Company and certain of its subsidiaries prior to any sale, including to pay “Critical Vendor Payments” (as defined in the Support Agreement Amendment), certain administrative expense and priority claims, expenses arising under certain executory contracts and unexpired leases in connection with a sale, certain professional fees and expenses relating to key employee incentive and retention plans.

The Support Agreement Amendment also provides that the Plan shall include an agreement to share certain proceeds between the holders of Contingent Roll-Up Loans (as defined in the DIP Credit Agreement) and holders of 2021 Notes, on the one hand, and holders of unsecured claims, on the other (the “Unsecured Creditor Sharing Agreement”).  The Unsecured Creditor Sharing Agreement provides that, upon recovery by the holders of 2021 Notes and Contingent Roll-Up Loans of at least 50% of their total claims, excess amounts up to 75% of such total claims will be distributed 90% to holders of such claims and 10% to holders of unsecured claims.  Distributions in excess of 75% of the total claims of the holders of 2021 Notes and Contingent Roll-Up Loans will be paid 80% to holders of such claims and 20% to holders of unsecured claims.  As a result of the satisfaction of the Specified Tax Condition (as defined in the DIP Credit Agreement) prior to the date of the Second Borrowing (as defined in the DIP Credit Agreement), no Contingent Roll-Up Loans were issued pursuant to the DIP Credit Agreement.

On July 18, 2019, the Bankruptcy Court entered an Order (Approving) (I) Authorizing the Debtors to Assume the Amended and Restated Sale and Plan Support Agreement, (II) Approving the Lien and Guaranty Settlement Contained in the Amended and Restated Sale and Support Agreement, (III) Modifying the Automatic Stay, and (IV) Granting Related Relief [Docket No. 478] pursuant to which the Bankruptcy Court approved the Support Agreement, as amended.

Debtor-in-Possession Financing

On May 15, 2019, the Debtors entered into a Superpriority Senior Secured Priming Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) by and among Cloud Peak Energy Inc. and the other Debtors, as borrowers, the various lenders from time to time party thereto (the “Lenders”) and Ankura Trust Company, LLC, as administrative agent and collateral agent providing for a debtor-in-possession term loan facility in an amount not to exceed (i) $35 million (as may be increased to give effect to any fees or interest that are paid in kind and to give effect to any incremental loans described below) (the “New Money Loans”) plus (ii) subject to the entry of a final order of the Bankruptcy Court approving the financing under the DIP Credit Agreement (the “Final DIP Order”), Roll-Up Loans (as defined below) on terms and conditions set forth in the DIP Credit Agreement.  On May 15, 2019, the Bankruptcy Court granted interim approval of the motion to approve the DIP Credit Agreement (the “Interim DIP Order”) and borrowing of up to $10 million of the New Money Loans thereunder.

The Debtors’ obligations under the DIP Credit Agreement are secured by first priority priming liens on substantially all of the Debtors’ assets, subject to certain permitted liens and agreed exclusions, including the exclusion of assets that secure obligations under the A/R Securitization Program.  The DIP Credit Agreement terminates on the earliest of: (a) February 15, 2020; (b) the date that without prior written consent of the requisite Lenders, any of the Chapter 11 Cases are converted to cases under chapter 7 of the Bankruptcy Code; (c) the date of dismissal of any of the Chapter 11 Cases without the prior written consent of the requisite Lenders; (d) the date of appointment in any Chapter 11 Case of a trustee without the prior written consent of the requisite Lenders; (e) the date of appointment in any of the Chapter 11 Cases of an examiner with expanded powers without prior written consent of the requisite Lenders; (f) consummation of a sale of all or substantially all of the Debtors’ assets, whether under Section 363 of the Bankruptcy Code or otherwise; (g) the consummation date of any plan under Chapter 11; (h) the termination in whole of the commitments following an event of default under the DIP Credit Agreement; or (i) thirty-five days after entry of the Interim DIP Order (or such later date as agreed by the Lenders), if the Final DIP Order has not been entered.

Proceeds of the New Money Loans are used only in connection with an approved budget (adjusted for agreed variances), for the purposes of: (i) general corporate and working capital purposes; (ii) costs of the administration of the Chapter 11 Cases; and (iii) payment of transaction costs, fees and expenses with respect to the DIP Credit Agreement.  New Money Loans will be made available in two or three draws, each subject to the satisfaction of certain conditions under the Credit Agreement, including compliance with a Borrowing Base (as defined in the DIP Credit Agreement).  The first borrowing, which is capped at $10 million, will be funded within three business days of the date on which the Interim DIP Order is entered. The second borrowing will be funded within ten business days of the date the Final DIP Order is entered.  The third borrowing (if any), must occur within 30 days of the date the Final DIP Order is entered or any remaining unused commitments will expire.

Each Lender who is a party to the DIP Credit Agreement and a holder of the 2021 Notes issued by Cloud Peak Energy Resources, LLC and Cloud Peak Energy Finance Corp. will, subject to entry of and the terms of the Final DIP Order, roll-up an amount of the indebtedness they hold under the 2021 Notes equal to 80% of the New Money Loans provided by such Lender into loans incurred under the DIP Credit Agreement (all such loans, the “Roll-Up Loans”).  The proceeds of such Roll-Up Loans will be used to refinance and discharge such indebtedness under the 2021 Notes or as otherwise set forth in the DIP Credit Agreement.

The DIP Credit Agreement also provides for up to $10 million in uncommitted incremental term loans. Roll-Up Loans would also be incurred in an amount of up to 80% of such incremental loans if they are provided.

New Money Loans bear interest at a rate equal to, at our option, (a) the alternate base rate (subject to a 2% floor) plus 8% per annum or (b) the adjusted LIBOR rate (subject to a 1% floor) plus 9% annum. Roll-Up Loans will bear interest at the adjusted LIBOR rate (subject to a 1% floor) plus 9% per annum. The Debtors will pay certain other agreed fees to the Lenders and the agents under the DIP Credit Agreement.  Fees and interest are paid-in-kind and added to the principal amount of loans outstanding under the DIP Credit Agreement.

The DIP Credit Agreement contains usual and customary affirmative and negative covenants and events of default for transactions of this type.  In addition, the Debtors are required to maintain a minimum liquidity of $12 million at all times, $6 million of which must be held at all times in a segregated escrow account.

On June 12, 2019, the Company launched a tender offer providing eligible holders of 2021 Notes the opportunity to participate as a lender under the DIP Credit Agreement on a pro rata basis up to such holder’s percentage ownership of the outstanding 2021 Notes, and to exchange, or “roll-up” a principal amount of their 2021 Notes equal to 80% of their commitments as a lender under the DIP Credit Agreement for an equal amount of Roll-Up Loans under the DIP Credit Agreement.  The transactions contemplated by the tender offer closed on August 1, 2019.  The Non-Backstop Lenders subscribed for the assignment from the Backstop Lenders of approximately $3.8 million of New Money Loans, and the Non-Backstop Lenders and Backstop Lenders exchanged a total of $28 million of their 2021 Notes for Roll-Up Loans.

On June 19, 2019, the DIP Credit Agreement was amended to extend the date by which the DIP Credit Agreement would otherwise terminate if the Final DIP Order were not entered and other milestone dates.

On June 25, 2019, the DIP Credit Agreement was further amended to, among other things, provide that upon entry of the Final DIP Order, the DIP Credit Agreement will be amended to accommodate and provided for the borrowing and roll-up mechanics described in the tender offer documentation.

On July 16, 2019, the Debtors entered into the DIP Limited Waiver.  The DIP Limited Waiver, among other things, waived the events of default arising under the DIP Credit Agreement as a result of the non-commencement of an auction for substantially all assets of the Debtors and the non-occurrence of a sale order under Section 363 of Title 11 of the U.S. Code by the Bankruptcy Court by the respective milestone dates set forth in the DIP Credit Agreement and amends the milestones for these and other events in the auction process.

On July 18, 2019, the Bankruptcy Court entered a Final Order (I) Authorizing the Debtors to (A) Obtain Postpetition Financing Secured by Senior Priming Liens and (B) Use Cash Collateral, (II) Granting Liens and Providing Superpriority Administrative Expense Status, (III) Granting Adequate Protection, (IV) Modifying the Automatic Stay and (V) Granting Related Relief [Docket No. 407] pursuant to the Final DIP Order, approved the DIP Credit Agreement, as amended.

On August 8, 2019, the DIP Credit Agreement was further amended to, among other things, extend the milestone dates by which (i) an auction must commence for substantially all assets of the Debtors and (ii) a sale order under Section 363 of the Bankruptcy Code by the Bankruptcy Court must be entered.

On August 19, 2019, August 23, 2019, August 29, 2019, and September 6, 2019, the DIP Credit Agreement was further amended to, among other things, extend the milestone dates by which a sale order under Section 363 of the Bankruptcy Code by the Bankruptcy Court must be entered.

On September 13, 2019, the DIP Credit Agreement was further amended to, among other things, (i) extend the milestone dates set forth in the DIP Credit Agreement by which a sale order under Section 363 of the Bankruptcy Code by the Bankruptcy Court must be entered and (ii) waive the event of default arising, and which continues arising, under the DIP Credit Agreement as a result of non-compliance with the Approved Budget (as defined in the DIP Credit Agreement) due to an Unpermitted Variance (as defined in the DIP Credit Agreement) with respect to receipts for the week ending on September 6, 2019.

The Debtors borrowed $10 million and $25 million under the DIP Credit Agreement on May 16, 2019 and August 1, 2019, respectively.  The Debtors have drawn $4 million, leaving $31 million in escrow as of September 6, 2019.  In addition, on August 1, 2019, $28 million in principal amount of the 2021 Notes was exchanged and rolled-up to the DIP Credit Agreement.  The Debtors have $65.4 million outstanding under the DIP Credit Agreement as of September 6, 2019, including interest, fees and Roll-Up Loans.

Amendment to A/R Securitization Program

CPE Resources is party to the A/R Securitization Program with PNC Bank, National Association, as administrator.  Effective May 10, 2019, we entered into the Receivables Purchase Agreement Amendment that modified the Receivables Purchase Agreement such that the Chapter 11 Cases would not result in an automatic termination of the A/R Securitization Program and resulting acceleration of the obligations thereunder.  On May 15, 2019, we entered into a Second Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement Amendment”), by and among Cloud Peak Energy Receivables LLC (“CPE Receivables”), CPE Resources, the various Conduit Purchasers and Related Committed Purchasers (collectively, the “Purchasers”), LC Participants and Purchaser Agents from time to time party thereto, PNC Bank, National Association, as Administrator (the “Administrator”), and PNC Capital Markets LLC, as Structuring Agent. Prior to entering into the Receivables Purchase Agreement Amendment, it was approved by the Bankruptcy Court on May 14, 2019.

Under the terms of the A/R Securitization Program, eligible trade receivables consist of certain trade receivables from certain of the Company’s operating subsidiaries.  The amount available with respect to the receivables sold into the A/R Securitization Program is subject to customary limits and reserves, including reserves based on customer concentration and prior past due balances.  Of the eligible pool of receivables sold to CPE Receivables, undivided interests in only a portion of the pool are sold to the Purchasers under the facility, subject to a $35,000,000 purchase limit, which was reduced from $70,000,000 under the A/R Securitization Program prior to the Receivables Purchase Agreement Amendment. Although the Purchasers in the program bear the risk of non-payment of purchased receivables, CPE Resources has agreed to indemnify the Purchasers, Purchaser Agents, Administrator and other secured parties with respect to various matters, including any defaults by CPE Resources or its operating subsidiaries under the documents relating to the A/R Securitization Program, and may be required to repurchase receivables which do not comply with the requirements of the program.  CPE Resources services the receivables sold into the A/R Securitization Program.

The Purchasers under the A/R Securitization Program will be entitled to receive payments reflecting a specified discount on amounts funded thereunder calculated on the basis of the commercial paper rate or alternate rate, as applicable.  The commercial paper rate, which is applicable to the extent a Purchaser issues commercial paper to fund its purchases of receivables, is a rate equivalent to the weighted average cost incurred in connection with the issuance of such commercial paper.  If the commercial paper rate is not applicable, the alternate rate will apply.  The alternate rate is equal to 2.00% plus (i) one month LIBOR (subject to a 0% floor) or, (ii) if LIBOR is unavailable, the daily average base rate which is defined as the higher of either the prime rate or the federal funds rate plus 50 basis points.  CPE Receivables will pay fees to the Administrator and Purchaser, including paying (i) the Administrator a structuring fee, (ii) each of the Purchasers facility fees and program fees and (iii) letter of credit fees to each letter of credit participants.

The Receivables Purchase Agreement Amendment contains representations and warranties and affirmative, negative and financial covenants customary for financings of this type. The Receivables Purchase Agreement Amendment includes customary termination events for facilities of this type (with customary grace periods, if applicable), including termination events that relate specifically to certain aspects of the Chapter 11 Cases.

Overview of Cash Transactions

We started 2019 with cash, cash equivalents, and restricted cash of $92.1 million and concluded the six months ended June 30, 2019 with $88.5 million.  The primary reason for this decrease was cash used in operating activities of $13.9 million.  This was partially offset by the DIP financing of $10 million and from proceeds from the sale of assets of $3.2 million. The following table represents cash flows (in millions, except percentages).

	Six Months Ended
	June 30,		Change
	2019	2018	Amount	Percent
Beginning balance - cash, cash equivalents, and restricted cash	$92.1	$108.7	$(16.6)	(15.3)
Net cash provided by (used in) operating activities	(13.9)	3.6	(17.5)	*
Net cash provided by (used in) investing activities	1.9	(6.7)	8.6	128.4
Net cash provided by (used in) financing activities	8.4	(9.1)	17.5	192.3
Ending balance - cash, cash equivalents, and restricted cash	$88.5	$96.5	$(8.0)	(8.3)

*                                         Not meaningful

Net cash provided by operating activities decreased for the six months ended June 30, 2019 as compared to the same period in 2018 primarily due to a decrease in Net income (loss) adjusted for non-cash items of $59.4 million.  This was partially offset by an increase of $42.0 million in working capital primarily due to slower payment of accounts payable resulting from the Chapter 11 filing.

The increase in cash provided by investing activities for the six months ended June 30, 2019 as compared to the same period in 2018 was primarily related to $3.2 million in proceeds from the sale of our Gillette office building as well as a parcel of land and a building near our Cordero Rojo Mine.  In addition, there was a decrease in capital expenditures of $3.5 million compared to the prior year.

Cash provided by financing activities increased for the six months ended June 30, 2019 as compared to the same period in 2018 primarily due to the $10 million received in DIP financing during the quarter as well as no payment amortized to deferred gain on the 2021 Notes in the current year.

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

CPE Resources elected not to make an interest payment obligation under the 2021 Notes of approximately $17.4 million, which was due on May 1, 2019.  The indenture governing the 2021 Notes (the “2021 Notes Indenture”) provides a 30-day grace period that extended the latest date for making this interest payment to May 31, 2019, before an event of default would occur under the 2021 Notes Indenture.  As a result of CPE Resources’ decision not to make the interest payment by May 31, 2019, an event of default occurred under the 2024 Notes Indenture.

The filing of the Bankruptcy Petitions on May 10, 2019, constituted an event of default that accelerated our obligations under the documents governing each of our 2024 Notes and 2021 Notes.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.  Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless the Bankruptcy Court modifies or lifts the automatic stay as to any such claim.  Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

As of June 30, 2019, CPE Resources had $290.4 million in outstanding indebtedness under the 2021 Notes and $56.4 million in outstanding indebtedness under the 2024 Notes.  As of September 6, 2019, the outstanding indebtedness under the 2021 Notes decreased to $262.4 million as a result of the Roll-up Loan of $28 million described earlier.  See “—Debtor-in-Possession Financing.”

A/R Securitization Program

On May 24, 2018, the A/R Securitization Program was amended to extend the term of the A/R Securitization Program to May 24, 2021 from January 23, 2020.  All other terms of the program remained substantially the same.  The A/R Securitization Program allows for a maximum borrowing capacity of $70 million.  The borrowing capacity is limited by eligible accounts receivable (as defined under the terms of the A/R Securitization Program), calculated on a daily basis, and will fluctuate from day to day.  The borrowing capacity is reduced by the undrawn face amount of letters of credit issued and outstanding under the A/R Securitization Program.  As of June 30, 2019, we had $23.1 million of borrowing capacity under the A/R Securitization Program, which was less than the undrawn face amount of letters of credit outstanding under the A/R Securitization Program of $25.7 million.  The $2.6 million difference between the borrowing capacity and the undrawn face amount of the letters of credit outstanding was cash-collateralized into a restricted cash account in early April 2019, thus bringing the borrowing capacity to zero as of June 30, 2019.  As of December 31, 2018, there was a $4.4 million deficit between the borrowing capacity and the undrawn face amount of letters of credit, which was cash-collateralized into a restricted cash account in early January 2019.  There were no borrowings outstanding under the A/R Securitization Program as of June 30, 2019 or December 31, 2018.

Our A/R Securitization Program supports the current collateral requirements associated with outstanding third-party surety bonds that primarily secure the performance of our reclamation and lease obligations.

On March 14, 2019, we entered into a Forbearance Agreement (the “Forbearance Agreement”) by and among Cloud Peak Energy Receivables LLC, CPE Resources and PNC Bank, National Association, as administrator, relating to the A/R Securitization Program, which provided that PNC Bank, National Association would not exercise any of its remedies upon a default under the A/R Securitization Program based on the existence of substantial doubt regarding our ability to continue as a going concern. Pursuant to the Forbearance Agreement, the forbearance period would have terminated on the earlier of (i) April 14, 2019 and (ii) the date on which any additional events of default may occur, as specified therein. On May 15, 2019, we entered into a Second Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement Amendment”), by and among Cloud Peak Energy Receivables LLC (“CPE Receivables”), CPE Resources, the various Conduit Purchasers and Related Committed Purchasers (collectively, the “Purchasers”), LC Participants and Purchaser Agents from time to time party thereto, PNC Bank, National Association, as Administrator (the “Administrator”), and PNC Capital Markets LLC, as Structuring Agent. Prior to entering into the Receivables Purchase Agreement Amendment, it was approved by the Court on May 14, 2019.

Under the terms of the A/R Securitization Program, eligible trade receivables consist of certain trade receivables from certain of the Company’s operating subsidiaries. The amount available with respect to the receivables sold into the A/R Securitization Program is subject to customary limits and reserves, including reserves based on customer concentration and prior past due balances.  Of the eligible pool of receivables sold to CPE Receivables, undivided interests in only a portion of the pool are sold to the Purchasers under the facility, subject to a $35 million purchase limit, which was reduced from $70 million under the A/R Securitization Program prior to the Receivables Purchase Agreement Amendment.  Although the Purchasers in the program bear the risk of non-payment of purchased receivables, CPE Resources has agreed to indemnify the Purchasers, Purchaser Agents, Administrator and other secured parties with respect to various matters, including any defaults by CPE Resources or its operating subsidiaries under the documents relating to the A/R Securitization Program, and may be required to repurchase receivables which do not comply with the requirements of the program.  CPE Resources services the receivables sold into the A/R Securitization Program.

The Purchasers under the A/R Securitization Program will be entitled to receive payments reflecting a specified discount on amounts funded thereunder calculated on the basis of the commercial paper rate or alternate rate, as applicable.  The commercial paper rate, which is applicable to the extent a Purchaser issues commercial paper to fund its purchases of receivables, is a rate equivalent to the weighted average cost incurred in connection with the issuance of such commercial paper.  If the commercial paper rate is not applicable, the alternate rate will apply.  The alternate rate is equal to 2.00% plus (i) one month LIBOR (subject to a 0% floor) or, (ii) if LIBOR is unavailable, the daily average base rate which is defined as the higher of either the prime rate or the federal funds rate plus 50 basis points.  CPE Receivables will pay fees to the Administrator and Purchaser, including paying (i) the Administrator a structuring fee, (ii) each of the Purchasers facility fees and program fees and (iii) letter of credit fees to each letter of credit participants.

The Receivables Purchase Agreement Amendment contains representations and warranties and affirmative, negative and financial covenants customary for financings of this type. The Receivables Purchase Agreement Amendment includes customary termination events for facilities of this type (with customary grace periods, if applicable), including termination events that relate specifically to certain aspects of the Chapter 11 Cases.

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

As of June 30, 2019, we had $395.1 million of reclamation and lease bonds with underwriters backed by collateral of approximately 6.5%, or $25.7 million, in the form of letters of credit under our A/R Securitization Program.  The terms and conditions with the issuers of the surety bonds allow for collateral calls to mitigate their exposure.  The amount of collateral that could be required under these collateral calls would be based on the underlying bonded assets and their risks, our credit profile, and overall market conditions.  Should further collateral for these obligations be called, this could utilize a significant portion of our existing liquidity or potentially exceed our existing liquidity.  We have self-bonded, by cash collateralizing, an additional $1.7 million in April 2019.  If we are unable to obtain or retain required surety bonds, we may be unable to satisfy legal requirements necessary to conduct our mining operations.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the six months ended June 30, 2019 are not necessarily indicative of results that can be expected for future quarters or the full year.  Refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K for a discussion of our critical accounting policies and estimates.

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

EBITDA represents Net income (loss) before: (1) interest income (expense), net, (2) income tax provision, (3) depreciation and depletion, and (4) amortization.  Adjusted EBITDA represents EBITDA as further adjusted for accretion, which represents non-cash increases in asset retirement obligation liabilities resulting from the passage of time, and specifically identified items that management believes do not directly reflect our core operations.  The specifically identified items that we routinely adjust for are:  (1) adjustments to exclude non-cash impairment charges, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including derivative settlements, (3) adjustments to exclude debt restructuring costs, (4) non-cash amortization expense related to transportation agreements with BNSF and Westshore, and (5) reorganization items incurred since our filing for Chapter 11.

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

The following tables present a reconciliation of consolidated Net income (loss) to consolidated Adjusted EBITDA,  consolidated Net income (loss) to consolidated Operating income (loss), and segment Operating income (loss) to segment Adjusted EBITDA (in millions):

Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$(609.7)	$(29.9)	$(659.4)	$(37.6)
Interest income	(0.1)	(0.3)	(0.4)	(0.5)
Interest expense	5.1	10.5	12.8	19.7
Interest expense, net related to reorganization	9.4	—	9.4	—
Income tax (benefit) expense	—	0.2	0.1	0.3
Depreciation and depletion	11.9	14.4	22.6	29.4
EBITDA	(583.4)	(5.0)	(615.0)	11.3
Accretion	1.5	1.7	3.1	3.4
Derivative financial instruments:
Exclusion of fair value mark-to-market loss (gain) (1)	—	—	(1.8)	—
Settlement of derivative financial instruments	—	—	1.8	—
Total derivative financial instruments	—	—	—	—
Impairments	620.9	0.8	621.0	0.8
Other reorganization items, net	(46.6)	—	(46.6)	—
Non-cash throughput amortization expense and contract termination payments	1.3	1.7	2.6	3.4
Adjusted EBITDA	$(6.3)	$(0.8)	$(34.9)	$18.9

(1)                                 Fair value mark-to-market (gains) losses reflected in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Adjusted EBITDA by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$(609.7)	$(29.9)	$(659.4)	$(37.6)
Interest income	(0.1)	(0.3)	(0.4)	(0.5)
Interest expense	5.1	10.5	12.8	19.7
Reorganization items, net	(37.2)	—	(37.2)	—
Other, net	0.5	0.3	0.5	0.6
Income tax expense (benefit)	—	0.2	0.1	0.3
Loss (income) from unconsolidated affiliates, net of tax	(0.6)	—	(0.9)	(0.3)
Net periodic postretirement benefit cost (income), excluding service cost	(1.8)	(1.6)	(3.5)	(3.2)
Consolidated operating income (loss)	$(643.8)	$(20.6)	$(688.0)	$(21.0)

Owned and Operated Mines
Operating income (loss)	$(617.7)	$(12.2)	$(639.6)	$(11.0)
Depreciation and depletion	11.6	14.1	22.0	28.8
Accretion	1.4	1.6	2.8	3.2
Derivative financial instruments:
Exclusion of fair value mark-to-market loss (gain)	—	—	(1.8)	—
Settlement of derivative financial instruments	—	—	1.8	—
Total derivative financial instruments	—	—	—	—
Impairments	618.3	0.8	618.4	0.8
Net periodic postretirement benefit income (cost), excluding service cost	1.5	1.3	2.9	2.7
Other	(0.6)	(0.3)	(0.3)	(0.6)
Adjusted EBITDA	$14.5	$5.3	$6.2	$23.9

Logistics and Related Activities
Operating income (loss)	$(8.4)	$5.6	$(11.6)	$11.0
Impairments	0.5	—	0.5	—
Non-cash throughput amortization expense and contract termination payments	1.3	1.7	2.6	3.4
Adjusted EBITDA	$(6.6)	$7.3	$(8.5)	$14.4

Other Unallocated Operating Income (Loss)
Other operating income (loss)	$(17.5)	$(13.4)	$(36.5)	$(21.1)
Elimination of intersegment operating income (loss)	$(0.2)	$(0.6)	$(0.4)	$0.1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices or credit standings.  We believe our principal market risks are commodity price risk, interest rate risk, and credit risk.

Commodity Price Risk

Historically, we have principally managed the commodity price risk for our coal contract portfolio with long-term coal sales agreements of varying terms and durations.  In recent years, our business has become more variable and less predictable because utilities are adjusting their purchasing pattern based on natural gas prices, weather, and other factors.  Market risk includes the potential for changes in the market value of our coal portfolio, which may include index sales, export pricing, and PRB derivative financial instruments.  As of September 6, 2019, we have contracted to sell approximately 48 million tons during 2019, all of which are under fixed-price contracts.

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $5.7 million over the next 12 months.  In July 2018, we entered into WTI derivative financial instruments to manage certain exposures to diesel fuel prices.  The terms of the program are disclosed in Note 12 of our Unaudited Condensed Consolidated Financial Statements in Item 1.  We closed out these positions in March 2019, and no longer hold any derivative financial instruments.

Interest Rate Risk

Certain of our finance leases, and our A/R Securitization Program are subject to adjustable interest rates.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of our 2018 Form 10-K.  We had no outstanding borrowings under our A/R Securitization Program as of June 30, 2019.  If we borrow funds under the A/R Securitization Program, we may be subject to increased sensitivity to interest rate movements.

Some of the $1.7 million of borrowings under the capital leasing program are also subject to adjustable interest rates although any change to the rate would not have a significant impact on cash flow.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to senior management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019, and has concluded that such disclosure controls and procedures are effective.

Internal Control over Financial Reporting

During the most recent fiscal quarter, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 20 of our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, of this report relating to certain legal proceedings, which information is incorporated by reference herein.

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

•                  our ability to comply with our Amended and Restated Support Agreement and DIP Credit Agreement terms and conditions;

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

Additionally, the terms of the DIP Credit Agreement require us to comply with certain financial maintenance covenants, including a minimum liquidity requirement.  The DIP Credit Agreement also contains customary affirmative and negative covenants for debtor-in-possession financings, which include restrictions on (i) indebtedness, (ii) liens and guaranties, (iii) liquidations, mergers, consolidations, acquisitions, (iv) disposition of assets or subsidiaries, (v) affiliate transactions, (vi) creation or ownership of certain subsidiaries, partnerships and joint ventures, (vii) continuation of or change in business, (viii) restricted payments, (ix) sanctions and anti-corruption matters, (x) no restriction in agreements on dividends or certain loans, (xi) loans and investments, (xii) transactions with respect to our subsidiaries and (xiii) hedging transactions.  In addition, the DIP Credit Agreement contains milestones relating to the Chapter 11 Cases.  Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply could result in an event of default under the DIP Credit Agreement.

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

If a sale of the Company’s assets is consummated or a Chapter 11 plan of reorganization is approved in the Chapter 11 Cases, it is likely that our existing common stock will be extinguished, and existing equity holders will likely not receive consideration in respect of their existing equity interests.  Further, on March 26, 2019, we were notified by the NYSE that they had determined our common stock was no longer suitable for listing on the NYSE based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual, and commenced proceedings to delist our common stock.  Trading in our common stock was suspended immediately.  Following delisting from the NYSE, our common stock has been traded over the counter in the OTC Pink, but this may not always be the case.  The delisting by the NYSE could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell shares of our common stock.  Accordingly, we urge extreme caution with respect to existing and future investments in our equity or other securities.

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

If we are not able to consummate a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or are unable to confirm a Chapter 11 plan of reorganization, we could be required to liquidate under Chapter 7 of the Bankruptcy Code.

The Company intends to pursue the consummation of a sale or other disposition of all or substantially all assets of the Company and certain of its subsidiaries pursuant to Section 363 of the Bankruptcy Code, and has entered into the Asset Purchase Agreement with NTEC.  On August 19, 2019, the Bankruptcy Court approved the transactions contemplated by the Asset Purchase Agreement, subject to the Debtors finalizing and submitting a proposed Sale Order.  As part of the finalization of the proposed Sale Order, the U.S. Justice Department has asserted that the Sale Order should expressly require NTEC to assume any potential exposure with respect to certain open federal royalty audits and a related appeal.  The parties to the Asset Purchase Agreement are in discussion with respect to this asserted requirement.  The Justice Department represents the interest of the U.S. Government in Chapter 11 bankruptcy cases.  Subject to the satisfaction of closing conditions, the transactions contemplated by the Asset Purchase Agreement are expected to close in October 2019.  The Company anticipates filing with and seeking confirmation from the Bankruptcy Court of a Chapter 11 plan in the near term.  If we are not able to confirm a Chapter 11 plan, we could be forced to liquidate under Chapter 7 of the Bankruptcy Code.

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

Our post-bankruptcy capital structure will be set pursuant to a plan that requires Bankruptcy Court approval.  The reorganization of our capital structure may include exchanges of new debt or equity securities for our existing debt and equity securities, and such new debt may be issued at different interest rates, payment schedules and maturities than our existing debt securities and existing equity securities are expected to be cancelled.  The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification, subject to the provisions of the Bankruptcy Code, and there can be no guarantee of success.  If such exchanges or modifications are successful, holders of our debt may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates.  There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance.  If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future.

Any Chapter 11 plan that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, or adverse market conditions persist or worsen, our plan may be unsuccessful in its execution.

Any Chapter 11 plan that we may implement will affect both our capital structure and the ownership, structure and operation of our remaining businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances.  Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i)

our ability to substantially change our capital structure; and (ii) the overall strength and stability of general economic conditions, both in the U.S. and in global markets.  The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

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

We may be unable to comply with restrictions imposed by our DIP Credit Agreement, our A/R Securitization Program and other financing arrangements.

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

The terms of the DIP Credit Agreement also will require us to comply with certain financial maintenance covenants, including a minimum liquidity requirement.  The DIP Credit Agreement also will contain customary affirmative and negative covenants for debtor-in-possession financings, which include restrictions on (i) indebtedness, (ii) liens and guaranties, (iii) liquidations, mergers, consolidations, acquisitions, (iv) disposition of assets or subsidiaries, (v) affiliate transactions, (vi) creation or ownership of certain subsidiaries, partnerships and joint ventures, (vii) continuation of or change in business, (viii) restricted payments, (ix) sanctions and anti-corruption matters, (x) no restriction in agreements on dividends or certain loans, (xi) loans and investments, (xii) transactions with respect to our subsidiaries and (xiii) hedging transactions. In addition, the DIP Credit Agreement contains milestones relating to the Chapter 11 Cases.  Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply could result in an event of default under the DIP Credit Agreement, the A/R Securitization Program or our other financing arrangements.  Should the A/R Securitization Program terminate, the Company would have to cash-collateralize the portion of letters of credit not currently cash-collateralized.

We have substantial liquidity needs and may not be able to obtain sufficient liquidity during the pendency of the Chapter 11 proceedings or to confirm a plan of reorganization.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive.  In addition to the cash requirements necessary to fund ongoing operations, we have incurred, and expect to continue to incur, significant professional fees and other costs in connection with our Chapter 11 proceedings.  As of September 6, 2019, our total available liquidity, consisting of cash on hand and availability under the DIP Credit Agreement, was $116.7 million.  We expect to continue using additional cash that will further reduce this liquidity.  However, with the DIP Credit Agreement, we believe we have sufficient liquidity, including cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 proceedings for minimum operating and working capital purposes and excluding principal and interest payments on our outstanding debt.  As such, we expect to pay vendor and royalty obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders, if any, approving such payments.  There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or to pursue confirmation of a Chapter 11 plan of reorganization.  We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

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

Should the Chapter 11 proceedings be protracted, we may also need to seek new financing to fund operations.  If we are unable to obtain such financing on favorable terms or at all, the chances of confirming a Chapter 11 plan may be seriously jeopardized and the likelihood that we will instead be required to liquidate our assets may increase.

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

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.  Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless the Bankruptcy Court modifies or lifts the automatic stay as to any such claim.  Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

Item 4.  Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index at page 98 of this report.

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents
3.1

Amended and Restated Certificate of Incorporation of Cloud Peak Energy Inc. effective November 25, 2009 (incorporated by reference to Exhibit 3.1 to Cloud Peak Energy Inc.’s Annual Report on Form 10-K filed on February 14, 2014 (File No. 001-34547))

3.2

Amended and Restated Bylaws of Cloud Peak Energy Inc., effective July 11, 2018 (incorporated by reference to Exhibit 3.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 11, 2018 (File No. 001-34547))

10.1

Forbearance Agreement, dated as of April 15, 2019, by and among Cloud Peak Energy Resources LLC, Cloud Peak Energy Inc., Cloud Peak Finance Corp., and Nomura Corporate Research and Asset Management Inc. (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on April 15, 2019 (File No. 001-34547))

10.2

Amended and Restated Forbearance Agreement, dated April 12, 2019, by and among Cloud Peak Energy Receivables LLC, Cloud Peak Energy Resources LLC, and PNC Bank, National Association as the Administrator, a Purchaser, a Purchaser Agent and the LC Bank (incorporated by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on April 15, 2019 (File No. 001-34547))

10.3

Letter Agreement, dated as of April 30, 2019, by and among Cloud Peak Energy Resources LLC, Cloud Peak Energy Inc., Cloud Peak Finance Corp., and Nomura Corporate Research and Asset Management Inc. (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on May 1, 2019 (File No. 001-34547))

10.4

Second Amended and Restated Forbearance Agreement, dated April 30, 2019, by and among Cloud Peak Energy Receivables LLC, Cloud Peak Energy Resources LLC, and PNC Bank, National Association as the Administrator, a Purchaser, a Purchaser Agent and the LC Bank (incorporated by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on May 1, 2019 (File No. 001-34547))

10.5

Letter Agreement, dated as of May 7, 2019, by and among Cloud Peak Energy Resources LLC, Cloud Peak Energy Inc., Cloud Peak Finance Corp., and Nomura Corporate Research and Asset Management Inc. (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on May 8, 2019 (File No. 001-34547))

10.6

Third Amended and Restated Forbearance Agreement, dated May 7, 2019, by and among Cloud Peak Energy Receivables LLC, Cloud Peak Energy Resources LLC, and PNC Bank, National Association as the Administrator, a Purchaser, a Purchaser Agent and the LC Bank (incorporated by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on May 8, 2019 (File No. 001-34547))

10.7

Amended and Restated Sale and Plan Support Agreement, dated May 9, 2019, by and among Cloud Peak Energy Inc. and certain of its direct and indirect subsidiaries, certain holders of the 2021 Notes, and certain holders of the 2024 Notes (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on May 10, 2019 (File No. 001-34547))

10.8

Receivables Purchase Agreement Amendment, dated as of May 10, 2019, by and among Cloud Peak Energy Receivables LLC, Cloud Peak Energy Resources LLC, and PNC Bank, National Association as the Administrator, a Related Committed Purchaser and Purchaser Agent, an LC Participant and the LC Bank (incorporated by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on May 10, 2019 (File No. 001-34547))

Exhibit Number	Description of Documents
10.9

Second Amended and Restated Receivables Purchase Agreement, dated as of May 15, 2019, among Cloud Peak Energy Receivables LLC, as Seller, Cloud Peak Energy Resources LLC, as Initial Servicer, the various conduit purchasers, related committed purchasers, LC Participants and Purchaser Agents from time to time party thereto, PNC Bank, National Association, as Administrator and as LC Bank and PNC Capital Markets LLC, as Structuring Agent (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on May 17, 2019 (File No. 001-34547))

10.10

Superpriority Senior Secured Priming Debtor-in-Possession Credit Agreement, dated as of May 15, 2019, among Cloud Peak Energy Inc. and the subsidiaries of Cloud Peak Energy Inc. party thereto, as Borrowers, the Lenders party thereto and Ankura Trust Company, LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on May 17, 2019 (File No. 001-34547))

10.11

Amendment No. 1 to Superpriority Senior Secured Priming Debtor-in-Possession Credit Agreement, dated as of June 19, 2019, by and among Cloud Peak Energy Inc. and the subsidiaries of Cloud Peak Energy Inc. party thereto, as Borrowers, the Lenders party thereto and Ankura Trust Company, LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on June 25, 2019 (File No. 001-34547))

10.12

Amendment No. 2 to Superpriority Senior Secured Priming Debtor-in-Possession Credit Agreement, dated as of June 25, 2019, by and among Cloud Peak Energy Inc. and the subsidiaries of Cloud Peak Energy Inc. party thereto, as Borrowers, the Lenders party thereto and Ankura Trust Company, LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on June 25, 2019 (File No. 001-34547))

10.13

Amendment No. 1 to Amended and Restated Sale and Plan Support Agreement, dated as of July 16, 2019, by and among Cloud Peak Energy Inc. and certain of its direct and indirect subsidiaries, certain holders of the 2021 Notes, and certain holders of the 2024 Notes (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 19, 2019 (File No. 001-34547))

10.14

Limited Waiver and Amendment No. 3 to Superpriority Senior Secured Priming Debtor-in-Possession Credit Agreement, dated as of July 16, 2019, by and among Cloud Peak Energy Inc. and the subsidiaries of Cloud Peak Energy Inc. party thereto, as Borrowers, the Lenders party thereto and Ankura Trust Company, LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on July 19, 2019 (File No. 001-34547))

10.15

Amendment No. 4 to Superpriority Senior Secured Priming Debtor-in-Possession Credit Agreement, dated as of August 8, 2019, by and among Cloud Peak Energy Inc. and the subsidiaries of Cloud Peak Energy Inc. party thereto, as Borrowers, the Lenders party thereto and Ankura Trust Company, LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on August 14, 2019 (File No. 001-34547))

10.16

Asset Purchase Agreement, dated August 19, 2019, by and among Cloud Peak Energy Inc. and substantially all of its direct and indirect subsidiaries, as Sellers, and Navajo Transitional Energy Company, as Purchaser (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on August 20, 2019 (File No. 001-34547))

Exhibit Number	Description of Documents
10.17

Amendment No. 5 to Superpriority Senior Secured Priming Debtor-in-Possession Credit Agreement, dated as of August 19, 2019, by and among Cloud Peak Energy Inc. and the subsidiaries of Cloud Peak Energy Inc. party thereto, as Borrowers, the Lenders party thereto and Ankura Trust Company, LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on August 23, 2019 (File No. 001-34547))

10.18

Amendment No. 6 to Superpriority Senior Secured Priming Debtor-in-Possession Credit Agreement, dated as of August 23, 2019, by and among Cloud Peak Energy Inc. and the subsidiaries of Cloud Peak Energy Inc. party thereto, as Borrowers, the Lenders party thereto and Ankura Trust Company, LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on August 29, 2019 (File No. 001-34547))

10.19

Amendment No. 7 to Superpriority Senior Secured Priming Debtor-in-Possession Credit Agreement, dated as of August 29, 2019, by and among Cloud Peak Energy Inc. and the subsidiaries of Cloud Peak Energy Inc. party thereto, as Borrowers, the Lenders party thereto and Ankura Trust Company, LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on September 5, 2019 (File No. 001-34547))

10.20

Amendment No. 8 to Superpriority Senior Secured Priming Debtor-in-Possession Credit Agreement, dated as of September 6, 2019, by and among Cloud Peak Energy Inc. and the subsidiaries of Cloud Peak Energy Inc. party thereto, as Borrowers, the Lenders party thereto and Ankura Trust Company, LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on September 11, 2019 (File No. 001-34547))

10.21

Limited Waiver and Amendment to Superpriority Senior Secured Priming Debtor-in-Possession Credit Agreement, dated as of September 13, 2019, by and among Cloud Peak Energy Inc. and the subsidiaries of Cloud Peak Energy Inc. party thereto, as Borrowers, the Lenders party thereto and Ankura Trust Company, LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on September 19, 2019 (File No. 001-34547))

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1*	Mine Safety Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

Exhibit Number	Description of Documents
101.DEF*	XBRL Taxonomy Definition Document

* Filed or furnished herewith, as applicable

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ HEATH A. HILL
Date: September 19, 2019		Heath A. Hill Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)