Form 10-Q
period 2019-09-30
CLOUD PEAK ENERGY INC.
filed 2019-10-18
CIK 1441849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☒	☐	☒	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes      ☒  No

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 76,508,294 shares outstanding as of October 11, 2019.

CLOUD PEAK ENERGY INC.

		Page
	PART I — FINANCIAL INFORMATION

Item 1	Financial Statements —
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2019 and 2018	1
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	2
	Unaudited Condensed Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2019 and 2018	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6

Cautionary Notice Regarding Forward-Looking Statements		57

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	61
Item 3	Quantitative and Qualitative Disclosures About Market Risk	91
Item 4	Controls and Procedures	92

	PART II — OTHER INFORMATION

Item 1	Legal Proceedings	94
Item 1A	Risk Factors	94
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	99
Item 3	Defaults Upon Senior Securities	99
Item 4	Mine Safety Disclosures	100
Item 5	Other Information	100
Item 6	Exhibits	100

Unless the context indicates otherwise, the terms “Cloud Peak Energy,” the “Company,” “we,” “us,” and “our” refer to Cloud Peak Energy Inc. (“CPE Inc.”) and its subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY INC. (DEBTOR-IN-POSSESSION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue (Note 3)	$220,227	$233,080	$533,755	$655,087
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	194,999	208,504	517,805	597,448
Depreciation and depletion	(2,488)	17,392	20,095	46,788
Accretion	1,699	1,947	4,796	5,359
(Gain) loss on derivative financial instruments	—	(730)	(1,809)	(730)
Selling, general and administrative expenses	7,971	5,101	41,507	25,393
Impairments (Note 6)	—	—	621,005	800
Other operating costs	101	149	451	331
Total costs and expenses	202,282	232,363	1,203,850	675,389
Operating income (loss)	17,945	717	(670,095)	(20,302)
Other income (expense)
Net periodic postretirement benefit income (cost), excluding service cost	1,755	20,016	5,264	23,251
Interest income	241	304	634	841
Interest expense (contractual interest of $11.4 million and $32 million for the three and nine months ended September 30, 2019, respectively)	(2,027)	(8,411)	(14,801)	(28,141)
Reorganization items, net (Note 7)	(13,152)	—	24,038	—
Other, net	(8)	67	(505)	(535)
Total other income (expense)	(13,191)	11,976	14,630	(4,584)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	4,754	12,693	(655,465)	(24,886)
Income tax benefit (expense)	(12)	(5)	(85)	(302)
Income (loss) from unconsolidated affiliates, net of tax	24	3	890	269
Net income (loss)	4,766	12,691	(654,660)	(24,919)
Other comprehensive income (loss)
Postretirement medical plan amortization of prior service costs	—	(612)	—	(4,287)
Postretirement medical plan change	—	24,659	—	24,659
Postretirement medical plan termination	(1,755)	(19,477)	(5,264)	(19,477)
Other comprehensive income (loss)	(1,755)	4,570	(5,264)	895
Total comprehensive income (loss)	$3,011	$17,261	$(659,924)	$(24,024)
Income (loss) per common share:
Basic	$0.06	$0.17	$(8.57)	$(0.33)
Diluted	$0.06	$0.16	$(8.57)	$(0.33)
Weighted-average shares outstanding - basic	76,508	75,778	76,347	75,623
Weighted-average shares outstanding - diluted	77,017	77,283	76,347	75,623

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CLOUD PEAK ENERGY INC. (DEBTOR-IN-POSSESSION)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$84,760	$91,196
Restricted cash	40,023	725
Accounts receivable, net	41,676	33,527
Due from related parties	111	—
Inventories, net (Notes 6 and 13)	16,946	70,040
Income tax receivable	7,934	15,808
Other prepaid and deferred charges	28,349	27,527
Other assets	78	3,480
Total current assets	219,877	242,303

Noncurrent assets
Property, plant and equipment, net (Note 6)	67,454	654,372
Income tax receivable	7,884	15,768
Other assets	31,447	16,213
Total assets	$326,662	$928,656

LIABILITIES AND EQUITY
Liabilities not subject to compromise
Current liabilities
Accounts payable	$43,536	$34,210
Royalties and production and property taxes (Note 19)	22,194	53,232
Accrued expenses	27,732	26,385
Due to related parties	—	71
Current portion of federal coal lease obligations (Notes 15 and 19)	—	379
Debtor-in-possession financing	65,884	—
Other liabilities	1,205	4,019
Total current liabilities	160,551	118,296

Noncurrent liabilities
Senior notes (Notes 14 and 19)	—	396,373
Federal coal lease obligations, net of current portion (Notes 15 and 19)	—	1,404
Asset retirement obligations, net of current portion	96,940	92,591
Royalties and production and property taxes (Note 19)	10,232	20,587
Other liabilities	76	5,731
Total liabilities not subject to compromise	267,799	634,982
Liabilities subject to compromise (Note 19)	421,798	—
Total liabilities	689,597	634,982
Commitments and Contingencies (Notes 5 and 20)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 76,985 and 76,283 shares issued and 76,508 and 75,806 outstanding as of September 30, 2019 and December 31, 2018, respectively)	765	758
Treasury stock, at cost (477 shares as of both September 30, 2019 and December 31, 2018)	(6,498)	(6,498)
Additional paid-in capital	659,989	656,925
Retained earnings (accumulated deficit)	(1,025,210)	(370,795)
Accumulated other comprehensive income (loss)	8,019	13,284
Total equity (deficit)	(362,935)	293,674
Total liabilities and equity	$326,662	$928,656

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CLOUD PEAK ENERGY INC. (DEBTOR-IN-POSSESSION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Nine Months Ended September 30, 2019
						Retained	Accumulated
					Additional	Earnings/	Other
	Common Stock		Treasury Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balances as of January 1, 2019	75,806	$758	477	$(6,498)	$656,925	$(370,795)	$13,284	$293,674
Net income (loss)	—	—	—	—	—	(49,748)	—	(49,748)
Adoption of new accounting standard	—	—	—	—	—	246	—	246
Postretirement benefit adjustment, net of tax	—	—	—	—	—	—	(1,755)	(1,755)
Equity-based compensation expense	—	—	—	—	1,106	—	—	1,106
Employee common stock withheld to cover withholding taxes	701	7	—	—	(232)	—	—	(225)
Balances as of March 31, 2019	76,507	$765	477	$(6,498)	$657,799	$(420,297)	$11,529	$243,298

Net income (loss)	—	—	—	—	—	(609,679)	—	(609,679)
Postretirement benefit adjustment, net of tax	—	—	—	—	—	—	(1,755)	(1,755)
Equity-based compensation expense	—	—	—	—	1,100	—	—	1,100
Employee common stock withheld to cover withholding taxes	1	—	—	—	—	—	—	—
Balances as of June 30, 2019	76,508	$765	477	$(6,498)	$658,899	$(1,029,975)	$9,774	$(367,035)

Net income (loss)	—	—	—	—	—	4,766	—	4,766
Postretirement benefit adjustment, net of tax	—	—	—	—	—	—	(1,755)	(1,755)
Equity-based compensation expense	—	—	—	—	1,090	—	—	1,090
Balances as of September 30, 2019	76,508	$765	477	$(6,498)	$659,989	$(1,025,210)	$8,019	$(362,935)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CLOUD PEAK ENERGY INC. (DEBTOR-IN-POSSESSION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Nine Months Ended September 30, 2018
						Retained	Accumulated
					Additional	Earnings/	Other
	Common Stock		Treasury Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balances as of January 1, 2018	75,167	$752	477	$(6,498)	$652,702	$347,046	$13,807	$1,007,809
Net income (loss)	—	—	—	—	—	(7,738)	—	(7,738)
Adoption of new accounting standard	—	—	—	—	—	121	—	121
Postretirement benefit adjustment, net of tax	—	—	—	—	—	—	(1,837)	(1,837)
Equity-based compensation expense	—	—	—	—	1,644	—	—	1,644
Restricted stock issuance, net of forfeitures	502	5	—	—	(5)	—	—	—
Employee common stock withheld to cover withholding taxes	—	—	—	—	(1,165)	—	—	(1,165)
Balances as of March 31, 2018	75,669	$757	477	$(6,498)	$653,176	$339,429	$11,970	$998,834

Net income (loss)	—	—	—	—	—	(29,872)	—	(29,872)
Postretirement benefit adjustment, net of tax	—	—	—	—	—	—	(1,837)	(1,837)
RSU/PSU terminations & retirements	109	1	—	—	—	—	—	1
Restricted stock issuance, net of forfeitures	—	—	—	—	1,235	—	—	1,235
Exercise of stock options	—	—	—	—	(218)	—	—	(218)
Balances as of June 30, 2018	75,778	$758	477	$(6,498)	$654,193	$309,557	$10,133	$968,143

Net income (loss)	—	—	—	—	—	12,691	—	12,691
Postretirement benefit adjustment, net of tax	—	—	—	—	—	—	4,569	4,569
Equity-based compensation expense	—	—	—	—	1,412	—	—	1,412
Balances as of September 30, 2018	75,778	$758	477	$(6,498)	$655,605	$322,248	$14,702	$986,815

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CLOUD PEAK ENERGY INC. (DEBTOR-IN-POSSESSION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(654,660)	$(24,919)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	20,095	46,788
Accretion	4,796	5,359
Impairments	621,005	800
Loss (income) from unconsolidated affiliates, net of tax	(890)	(269)
Distributions of income from unconsolidated affiliates	2,250	1,000
Gain on sale of assets	(962)	—
Equity-based compensation expense	3,295	(1,648)
(Gain) loss on derivative financial instruments	(1,809)	(730)
Non-cash interest expense related to refinancings	216	1,611
Non-cash reorganization items	(44,615)	—
Payment of deferred financing costs	—	(3,640)
Net periodic postretirement benefit cost (credit)	(5,264)	(22,792)
Payments for logistics contracts	(7,500)	(7,500)
Logistics throughput contract amortization expense	11,331	12,099
Other	1,655	5,296
Changes in operating assets and liabilities:
Accounts receivable	(8,149)	(12,192)
Inventories, net	3,559	3,398
Due to or from related parties	(183)	(1,488)
Other assets	(1,590)	8,698
AMT tax refund	15,768	—
Accounts payable and accrued expenses	61,468	15,013
Asset retirement obligations	(1,098)	(816)
Net cash provided by (used in) operating activities	18,718	24,068

Investing activities
Purchases of property, plant and equipment	(3,338)	(7,165)
Investment in development projects	—	(1,894)
Proceeds from the sale of assets	3,208	69
Net cash provided by (used in) investing activities	(130)	(8,990)

Financing activities
Principal payments on federal coal leases	(379)	(574)
Principal payments on finance leases	(1,224)	(1,952)
Borrowings on debtor-in-possession financing	35,000	—
Payment of deferred financing costs	(500)	(936)
Payment amortized to deferred gain	—	(6,298)
Net cash provided by (used in) financing activities	32,897	(9,760)

Net increase (decrease) in cash, cash equivalents, and restricted cash	51,485	5,318
Cash, cash equivalents, and restricted cash at beginning of period	92,128	108,673
Cash, cash equivalents, and restricted cash at end of period	$143,613	$113,991

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business

Organization

In connection with Cloud Peak Energy Inc.’s and substantially all of its wholly owned domestic subsidiaries’ ongoing cases under Chapter 11 (“Chapter 11”) of Title 11 of the U.S. Code (the “Bankruptcy Code”), on October 2, 2019, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) entered an Order (I) Approving Sale of the Debtors’ Assets Free and Clear of Liens, (II) Approving Assumption and Assignment of Executory Contracts and Unexpired Leases, and (III) Granting Related Relief [Docket No. 674] (the “Sale Order”), pursuant to which the Bankruptcy Court approved the sale of substantially all of the Company’s operating assets, including the Company’s Spring Creek, Cordero Rojo and Antelope mines, to Navajo Transitional Energy Company, LLC (“NTEC”) pursuant to that certain Asset Purchase Agreement dated as of August 19, 2019 (as amended, the “Asset Purchase Agreement”).

Subject to the satisfaction of certain closing conditions, the transactions contemplated by the Asset Purchase Agreement are expected to close in October 2019.

On October 4, 2019, the Debtors (as defined below) filed the Joint Chapter 11 Plan of Cloud Peak Energy Inc. and Certain of its Debtor Affiliates [Docket No. 680].  On October 14, 2019, the Debtors filed the First Amended Joint Chapter 11 Plan of Cloud Peak Energy Inc, and Certain of its Debtor Affiliates [Docket No. 711] (the “Plan”).  The Debtors anticipate seeking confirmation of the Plan by the Bankruptcy Court at a hearing to be held with the Bankruptcy Court on December 5, 2019 at 9:30 a.m. (Eastern Time).  See “History of Filing under Chapter 11 of the United States Bankruptcy Code” for further discussion on the Debtors’ bankruptcy filing, the Asset Purchase Agreement, and the Plan.

These financial statements and disclosures have been prepared on a going concern basis.  The results of the operations for the three and nine month periods are provided.  See “Liquidity and Ability to Continue as a Going Concern” below for more detail.

Since the Company will sell substantially all of its operating assets to NTEC, it was concluded that neither Assets Held for Sale nor Discontinued Operations presentation in these financial statements would be appropriate.

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

Our Antelope Mine and Cordero Rojo Mine are located in Wyoming and our Spring Creek Mine is located in Montana.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation.  In 2018, the coal we produced generated approximately 2% of the electricity produced in the U.S.  We do not produce any metallurgical coal.  Our Cordero Rojo Mine was impaired down to the estimated fair value of associated land and certain mining equipment in the fourth quarter of 2018.  We also impaired our Antelope Mine assets during the second quarter of 2019 as a result of the Winning Bid (as defined below) received during the sale process that is part of our Chapter 11 filing.  See Note 6 of this Form 10-Q and Note 7 of Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Form 10-K”) for further details.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, we have two development projects, both located in the Northern PRB.  For purposes of this report, the term “Northern PRB” refers to the area in the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.  The Youngs Creek project is an undeveloped surface mine project located in Wyoming, seven miles south of our Spring Creek Mine and contiguous with the Wyoming-Montana state line.  The Big Metal project is located near the Youngs Creek project on the Crow Indian Reservation in southeast Montana.  Any future development and coal production from these two projects remains subject to significant risk and uncertainty.  These two development projects were fully impaired in the fourth quarter of 2018, other than the estimated fair value of associated land.  Our Spring Creek Mine assets were also significantly impaired in the second quarter of 2019 as a result of the Winning Bid (as defined below) received during the sale process that is part of our Chapter 11 filing.  See Note 6 of this Form 10-Q and Note 7 of Notes to Consolidated Financial Statements in Item 8 of our 2018 Form 10-K for further details.

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

History of Filing under Chapter 11 of the United States Bankruptcy Code

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

On May 10, 2019 (the “Petition Date”), Cloud Peak Energy Inc. (“CPE,” the “Company” or “we”) and substantially all of its wholly owned domestic subsidiaries (the “Filing Subsidiaries” and, together with CPE, the “Debtors”) filed voluntary petitions (collectively, the “Bankruptcy Petitions”) under Chapter 11 in the Bankruptcy Court.  Pursuant to an order entered by the Bankruptcy Court the Chapter 11 cases (collectively, the “Chapter 11 Cases”) are being jointly administered under the caption In re Cloud Peak Energy Inc., et al., Case No. 19-11047.  Each Debtor continues to operate its business as a “debtor in possession” (“DIP”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

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

The Debtors sought to sell all or substantially all of their operating assets pursuant to Section 363 of the Bankruptcy Code.  To facilitate their marketing and sales process, the Debtors conducted an auction (the “Auction”) on August 15, 2019 and August 16, 2019, pursuant to bidding procedures approved by the Bankruptcy Court.  Following the completion of the Auction, on August 16, 2019, the Debtors announced that the bid submitted by Navajo Transitional Energy Company, LLC (“NTEC”) was the winning bid (the “Winning Bid”), and the bid submitted by Aspen Coal & Energy, LLC was the backup bid.  On August 19, 2019, the Debtors and NTEC entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) providing for the acquisition by NTEC of substantially all of the Debtors’ operating assets, including the Spring Creek, Cordero Rojo and Antelope mines (the “Assets”), in exchange for the payment of $15.7 million of cash at closing, a $40.0 million first lien promissory note secured by a first lien on all assets of NTEC (including the Assets), but subordinated to collateral for certain permitted senior lien debt (not to exceed $120 million) (the “Purchaser Take-Back Note”) and a $0.15/ton royalty, payable quarterly for a period of five years, on all tons produced and sold at the Antelope and Spring Creek mines, and on all tons produced and sold in excess of 10 million tons per year at the Cordero Rojo mine (the “Royalty”), as well as the assumption of coal production-related pre- and post-petition tax liabilities and coal royalty payments in an amount estimated to be approximately $87.5 million as of September 30, 2019, all reclamation obligations, up to $20 million in post-petition accounts payables, and cash to fund approximately $1 million in cure costs.  Following the sale of substantially all of its operating assets, the Company will have certain real estate assets, expected proceeds from the Royalty, and certain debts not settled by the sale.  In connection with the closing of the sale, the Company agreed to terminate substantially all of its employees, and NTEC agreed to make offers of employment to substantially all of the terminated employees of the Company.

On August 19, 2019, the Bankruptcy Court approved the transactions contemplated by the Asset Purchase Agreement, subject to the Debtors finalizing and submitting a proposed sale order under Section 363 of the Bankruptcy Code that must be entered by the Bankruptcy Court.  On September 30, 2019, the Asset Purchase Agreement was amended to, among other things, provide for NTEC to acquire certain additional assets and assume certain additional liabilities, to modify NTEC’s assumption and rejection of certain contracts and leases, to provide that the Company bear certain expenses, including with respect to certain cure costs and administrative liabilities related to the Purchaser Take-Back Note, and to modify certain negative covenant terms of the Purchaser Take-Back Note.  On October 2, 2019, the Bankruptcy Court entered the Sale Order, pursuant to which the Bankruptcy Court approved the sale of substantially all of the Company’s operating assets, including the Company’s Spring Creek, Cordero Rojo and Antelope mines, to NTEC pursuant to the Asset Purchase Agreement.

Subject to the satisfaction of certain closing conditions, the transactions contemplated by the Asset Purchase Agreement are expected to close in October 2019.

On October 4, 2019, the Debtors filed the Joint Chapter 11 Plan of Cloud Peak Energy Inc. and Certain of its Debtor Affiliates [Docket No. 680].  On October 14, 2019, the Debtors filed the First Amended Joint Chapter 11 Plan of Cloud Peak Energy Inc, and Certain of its Debtor Affiliates [Docket No. 711].  The Debtors anticipate seeking confirmation of the Plan at a hearing to be held with the Bankruptcy Court on December 5, 2019 at 9:30 a.m. (Eastern Time).

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Plan contemplates the following treatment of claims against and interests in the Debtors:

•                  Holders of priority claims and secured claims (other than those arising under the prepetition 2021 Notes), including amounts outstanding under the DIP Credit Agreement (as defined below), will be unimpaired;

•                  Holders of claims under the prepetition 2021 Notes will be impaired and will receive their pro rata proportionate share of (i) the Purchaser Take-Back Note, (ii) the New Parent Equity (as defined in the Plan), representing 100% of the common stock in the reorganized Company, (iii) $34.5 million in reinstated prepetition 2021 Notes, as amended pursuant to an amended indenture, and (iv) a cash distribution;

•                  Holders of general unsecured claims will be impaired and will receive their pro rata share of an aggregate cash distribution of up to $1.25 million; and

•                  Holders of the Company’s existing common stock will be impaired and will not receive any recovery. All of the Company’s existing common stock with be extinguished by the Plan.

Unless otherwise specified, the treatment set forth in the Plan will be in full satisfaction of all claims against and interests in the Debtors, which will be discharged on the effective date of the Plan.

Under the Bankruptcy Code, only holders of claims or interests in “impaired” classes are entitled to vote on a plan.  Under section 1124 of the Bankruptcy Code, a class of claims or interests is deemed to be “impaired” under a plan unless (i) the plan leaves unaltered the legal, equitable, and contractual rights to which such claim or interest entitles the holder thereof or (ii) notwithstanding any legal right to an accelerated payment of such claim or interest, the plan cures all existing defaults (other than defaults resulting from the occurrence of events of bankruptcy) and reinstates the maturity of such claim or interest as it existed before the default.  If, however, the holder of an impaired claim or interest will not receive or retain any distribution under the plan on account of such claim or interest, the Bankruptcy Code deems such holder to have rejected the plan, and, accordingly, holders of such claims and interests do not actually vote on the plan.  If a claim or interest is not impaired by the plan, the Bankruptcy Code deems the holder of such claim or interest to have accepted the plan and, accordingly, holders of such claims and interests are not entitled to vote on the plan.  A vote may be disregarded if the Bankruptcy Court determines, pursuant to section 1126(e) of the Bankruptcy Code, that it was not solicited or procured in good faith or in accordance with the provisions of the Bankruptcy Code.  The Bankruptcy Code defines “acceptance” of a plan by a class of claims as acceptance by creditors in that class that hold at least two-thirds (2/3) in dollar amount and more than one-half (1/2) in number of the claims that cast ballots for acceptance or rejection of the plan.  Only the holders of claims under the prepetition 2021 Notes and general unsecured claims (the “Voting Classes”) are entitled to vote to accept or reject the Plan.  The holders of claims in the Voting Classes are impaired under the Plan and may, in certain circumstances, receive a distribution under the Plan.  Accordingly, holders of claims in the Voting Classes have the right to vote to accept or reject the Plan.

The Plan provides certain releases and exculpations in favor of, among others, (i) the Debtors and each of their respective directors, officers, and managers as of the Petition Date and at any time thereafter through the effective date of the Plan, (ii) the DIP Lenders (as defined in the Plan), (iii) the DIP Agent (as defined in the Plan), (iv) the consenting noteholders, (v) the Committee (as defined in the Plan) and the members thereof, (vi) the general unsecured claims administrator, (vii) the prepetition 2021 Notes Indenture Trustee (as defined in the Plan), (viii) the prepetition Unsecured Notes Indenture Trustee (as defined in the Plan), and (ix) with respect to each of the foregoing, such entity and its Associated Entities (as defined in the Plan).  The Debtors intend to present evidence at the confirmation hearing to demonstrate the basis for and propriety of the release and exculpation provisions pursuant to section 1123(b) of the Bankruptcy Code and Bankruptcy Rule 9019.

For the duration of the Chapter 11 Cases, the Company’s operations and its ability to develop and execute its business plan are subject to risks and uncertainties associated with the Chapter 11 Cases. As a result

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of these risks and uncertainties, the Company’s assets, liabilities, officers and/or directors are expected to be significantly different following the sale pursuant to the Asset Purchase Agreement and the outcome of the Chapter 11 Cases, and the description of its operations, properties and capital plans included in these financial statements is not expected to accurately reflect its operations, properties and capital plans following the sale pursuant to the Asset Purchase Agreement and the Chapter 11 Cases.  If we are not able to confirm a Chapter 11 plan, we could be forced to liquidate under Chapter 7 of the Bankruptcy Code.

As previously disclosed, we were notified by the New York Stock Exchange (“NYSE”) that they had determined our common stock was no longer suitable for listing on the NYSE based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual, and commenced proceedings to delist our common stock.  Trading in our common stock was suspended immediately.  Our common stock began trading on the OTC Pink on March 27, 2019, and trades under the symbol “CLDPQ”. Under the terms of the Plan submitted to the Bankruptcy Court, our existing common stock will be extinguished following confirmation of a Chapter 11 plan, and existing equity holders will not receive any consideration in respect of their equity interests.

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

Potential Claims

The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to certain assumptions filed in connection therewith.  These schedules and statements remain subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims, which was on August 1, 2019 (the “Bar Date”).  The Debtors’ have received approximately 442 proofs of claim as of October 11, 2019 for an amount of approximately $1.8 billion.  Such amount includes duplicate claims across multiple debtor legal entities.  These claims will be reconciled to amounts recorded in the Company’s accounting records.  Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate.  The Bankruptcy Court does not allow for claims that have been acknowledged as duplicates.  In addition, the Company may ask the Bankruptcy Court to disallow claims that the Company believes have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons.  In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to Liabilities subject to compromise.  In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the effective date of any Chapter 11 plan.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Support Agreement Amendment also provides that the Plan shall include an agreement to share certain proceeds between the holders of Contingent Roll-Up Loans (as defined in the DIP Credit Agreement) under the DIP Credit Agreement and holders of 2021 Notes, on the one hand, and holders of unsecured claims, on the other (the “Unsecured Creditor Sharing Agreement”).  The Unsecured Creditor Sharing Agreement provides that, upon recovery by the holders of 2021 Notes and Contingent Roll-Up Loans of at least 50% of their

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

total claims, excess amounts up to 75% of such total claims will be distributed 90% to holders of such claims and 10% to holders of unsecured claims.  Distributions in excess of 75% of the total claims of the holders of 2021 Notes and Contingent Roll-Up Loans will be paid 80% to holders of such claims and 20% to holders of unsecured claims.  Following the Auction and entry of the Sale Order approving the NTEC sale, the Official Unsecured Creditors’ Committee agreed to a compromise and settlement, as set forth in the Plan as filed on October 4, 2019, under which holders of Allowed General Unsecured Claims (as defined in the Plan) will be entitled to share pro rata in the “General Unsecured Claims Cash Distribution Amount” (as defined in the Plan), which is an amount of $1.25 million, in full and final satisfaction of such claims.  As a result of the satisfaction of the Specified Tax Condition (as defined in the DIP Credit Agreement) prior to the date of the Second Borrowing (as defined in the DIP Credit Agreement), no Contingent Roll-Up Loans were issued pursuant to the DIP Credit Agreement.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 12, 2019, the Company launched a tender offer providing eligible holders of 2021 Notes the opportunity to participate as a lender under the DIP Credit Agreement on a pro rata basis up to such holder’s percentage ownership of the outstanding 2021 Notes, and to exchange, or “roll-up” a principal amount of their 2021 Notes equal to 80% of the $35 million New Money Loans provided by such Lender for an equal amount of loans incurred under the DIP Credit Agreement (all such loans, the “Roll-Up Loans”).  The transactions contemplated by the tender offer closed on August 1, 2019.  The tender offer participants that were not existing lenders under the DIP Credit Agreement (the “Non-Backstop Lenders”) subscribed for the assignment from the existing lenders (the “Backstop Lenders”) of approximately $3.8 million of New Money Loans, and the Non-Backstop Lenders and Backstop Lenders exchanged a total of $28 million of their 2021 Notes for Roll-Up Loans.

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

On September 13, 2019, the DIP Credit Agreement was further amended to, among other things, (i) extend the milestone dates set forth in the DIP Credit Agreement by which a sale order under Section 363 of the Bankruptcy Code by the Bankruptcy Court must be entered and (ii) waive the event of default that had occurred and was continuing, under the DIP Credit Agreement as a result of non-compliance with the Approved Budget (as defined in the DIP Credit Agreement) due to an Unpermitted Variance (as defined in the DIP Credit Agreement) with respect to receipts for the week ending on September 6, 2019.

On September 20, 2019 and September 27, 2019, the DIP Credit Agreement was further amended to, among other things, extend the milestone dates by which a sale order under Section 363 of the Bankruptcy Code by the Bankruptcy Court must be entered.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and Ability to Continue as a Going Concern

Our liquidity outlook has continued to decline since the fourth quarter of 2018, which included the termination of our Amended Credit Agreement in November 2018.  Severe weather and train unavailability further compounded operational issues in the first quarter of 2019, affecting production at all three of our mines.  As a result of severe weather and flooding in the first quarter of 2019, the railroads serving the PRB were forced to reroute trains and repair and rebuild significant portions of their infrastructure.  The impacts of these conditions carried over into the second quarter of 2019 and were exacerbated by further flooding.  Further, lower export prices and lower demand overall, are expected to result in significantly lower levels of cash flow from operating activities in the future and have limited our ability to access capital markets.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these Unaudited Condensed Consolidated Financial Statements do not include certain information and footnote disclosures that are required to be included in annual financial statements prepared in conformity with U.S. GAAP.  The year-end Unaudited Condensed Consolidated Balance Sheet data was derived from the Audited Consolidated Financial Statements.  Accordingly, these Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements as of December 31, 2018 and 2017, and for each of the three years ended December 31, 2018, included in our 2018 Form 10-K.  In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, which are of a normal and recurring nature, necessary for a fair statement of our financial position as of September 30, 2019, and the results of our operations, comprehensive income (loss), equity, and cash flows for the nine months ended September 30, 2019 and 2018, in conformity with U.S. GAAP.  Our results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2019.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

measurement of income tax benefits and related deferred tax asset valuation allowances; and allowances for inventory obsolescence and net realizable value.  Actual results could differ materially from those estimates.

Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on our reported net income, current assets, total assets, current liabilities, total liabilities or equity.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

3.  Revenue

Disaggregation of Revenue

In the following table, Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
United States (1)	$156,103	$143,963	$399,488	$411,060
South Korea (2)	58,951	73,642	123,657	210,176
Other (2)	5,173	15,475	10,610	33,851
Total revenue from external customers	$220,227	$233,080	$533,755	$655,087

(1)                                 The majority of our domestic revenue is attributable to the Owned and Operated Mines segment.

(2)                                 All South Korean revenue and the majority of Other geographical revenue is attributable to our Logistics and Related Activities segment.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We attribute revenue to individual countries based on the location of the physical delivery of the coal.  All of our revenue for the nine months ended September 30, 2019 and 2018 originated in the United States.

Performance Obligations

In our Owned and Operated Mines segment, we have remaining performance obligations relating to fixed priced contracts of approximately $719 million, which represents the average fixed prices on our committed contracts as of September 30, 2019.  We expect to recognize approximately 74% of this revenue through 2020, with the remainder recognized thereafter.  We have remaining performance obligations relating to index priced contracts or contracts with price reopeners of approximately $162 million, which represents the average re-opener/indexed price on committed contracts as of September 30, 2019.  We expect to recognize approximately 44% of this revenue through 2020, with the remainder recognized thereafter.  In our Logistics and Related Activities segment, we have remaining performance obligations relating to our fixed price contracts of approximately $49 million, which represents the average fixed prices on our committed contracts as of September 30, 2019.  We expect to recognize approximately 80% of this revenue in 2019, and the remainder in 2020.

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

Contract Balances

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Trade accounts receivable	$41,201	$33,062
Other receivables	475	464
Accounts receivable, net	$41,676	$33,527

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue

The following table presents Revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Owned and Operated Mines	$173,693	$161,977	$431,630	$459,570
Logistics and Related Activities	65,831	90,982	140,731	249,951
Other	—	3	—	8
Eliminations	(19,297)	(19,882)	(38,606)	(54,442)
Consolidated	$220,227	$233,080	$533,755	$655,087

Total Assets

The following table presents Total assets (in thousands):

	September 30,	December 31,
	2019	2018
Owned and Operated Mines	$104,039	$735,022
Logistics and Related Activities	31,863	29,327
Other	192,413	164,879
Eliminations	(1,653)	(572)
Consolidated	$326,662	$928,656

As of September 30, 2019 and December 31, 2018, all of our long-lived assets were located in the U.S.  The change in Total assets, from December 31, 2018 to September 30, 2019, is primarily due to the impairment charge as described in Note 6.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capital Expenditures

The following table presents purchases of property, plant and equipment, investment in development projects, and capital expenditures included in Property, plant and equipment, net, Other assets, and Accounts payable (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Owned and Operated Mines	$3,434	$14,224
Logistics and Related Activities	—	—
Other	108	299
Consolidated	$3,542	$14,523

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

The following table reconciles segment Adjusted EBITDA to Income (loss) before income tax provision and earnings from unconsolidated affiliates (in thousands):

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Adjusted EBITDA
Owned and Operated Mines	$31,499	$32,289	$37,665	$56,195
Logistics and Related Activities	(2,679)	10,471	(11,217)	24,858
Total Adjusted EBITDA for reportable segments	28,820	42,760	26,448	81,053

Unallocated net expenses	(8,605)	(2,059)	(41,133)	(21,487)

Adjustments to Income (loss) before income tax provision and earnings from unconsolidated affiliates
Depreciation and depletion	2,488	(17,392)	(20,095)	(46,788)
Accretion	(1,699)	(1,947)	(4,796)	(5,359)
Impairments	—	—	(621,005)	(800)
Reorganization items, net	(13,152)	—	24,038	—
Derivative financial instruments:
Gain (loss) on derivative financial instruments (1)	—	730	1,809	730
Settlement of derivative financial instruments	—	—	(1,809)	—
Total derivative financial instruments	—	730	—	730
Interest expense, net	(1,787)	(8,107)	(14,167)	(27,300)
(Income) loss from unconsolidated affiliates, net of tax	(24)	(3)	(890)	(269)
Non-cash throughput amortization expense and contract termination payments	(1,288)	(1,288)	(3,865)	(4,668)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	$4,753	$12,693	$(655,466)	$(24,886)

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

In arriving at our current agreements, certain termination payments were made in prior years related to prior agreements.  These termination payments have been deferred and are being amortized over the remaining life of the current agreements.  As of September 30, 2019, there was $12.7 million recorded as a deferred asset for these agreements, of which $11.9 million and $0.8 million, were included in Other prepaid and deferred charges and Other assets, respectively, in the Unaudited Condensed Consolidated Balance Sheets.  As of December 31, 2018, there was $16.6 million recorded as a deferred asset for these agreements, of which $13.4 million and $3.2 million, were included in Other prepaid and deferred charges and Other assets, respectively, in the Unaudited Condensed Consolidated Balance Sheets.  We incurred $48.1 million and $58.4 million in costs under our export logistics agreements with Westshore and BNSF, including amortization of $3.7 million and $3.8 million, during the three months ended September 30, 2019 and 2018, respectively.  We incurred $110.0 million and $161.1 million in costs under our export logistics agreements with Westshore and BNSF, including amortization of $17.1 million and $12.1 million, during the nine months ended September 30, 2019 and 2018, respectively.  These costs are included in Cost of product sold in the Unaudited Condensed Statements of Operations and Comprehensive Income (Loss).

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

6.  Impairments

To facilitate the sale of all or substantially all of their operating assets pursuant to Section 363 of the Bankruptcy Code, the Debtors filed a motion with the Bankruptcy Court to approve a marketing and bidding procedures process, including milestones by which interested parties were required to submit indications of interest and bids for all or a portion of the Debtors’ assets.

This motion was approved by the Bankruptcy Court in June 2019 and during July 2019, the Debtors received indicative bids, all of which indicated that the market value of the Debtor’s assets were significantly lower than their current book value.  On August 15, 2019 and August 16, 2019, the Auction was held, and on August 19, 2019, the Bankruptcy Court approved the sale to NTEC subject to the Debtors finalizing and submitting a proposed sale order.  See Note 1 for details of the Asset Purchase Agreement and the Winning Bid.

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

The following table presents Reorganization items, net (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2019	2019
Write-off of deferred gain on 2021 Notes(1)	$—	$53,455
Gain on settlement of liabilities subject to compromise (2)	286	363
Interest income	67	73
Write-off of debt issuance costs on debt subject to compromise	—	(9,203)
Professional fees	(12,066)	(19,153)
Other reorganization expenses	(1,439)	(1,497)
Reorganization items, net	$(13,152)	$24,038

(1)                                 See Note 14 for information on the deferred gain.

(2)                                 See Note 19 for information on liabilities subject to compromise.

During the third quarter of 2019, we identified and recorded an out-of-period adjustment related to the accounting for US Trustee fees. We concluded that this adjustment was not material to our consolidated financial statements for any of the current or prior periods presented. The adjustment was reflected as a $0.7 million increase of our Reorganization Items, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2019.

8.  Income Taxes

Our statutory income tax rate including state income taxes, for the three and nine months ended September 30, 2019 and 2018 was approximately 23%.  Our effective tax rate for the three months ended September 30, 2019 and 2018 was 0.3% and 0.0%, respectively.  Our effective tax rate for the nine months ended September 30, 2019 and 2018 was 0.0% and (1.2)%, respectively.  The difference between our statutory income tax rates and our effective income tax rates for the three and nine months ended September 30, 2019 and 2018 is primarily the result of the impact of percentage depletion, income tax in the states in which we do business and changes in our valuation allowance.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2019, we had deferred tax assets principally arising from: AROs, postretirement benefits, contract rights, property, plant and equipment, mineral rights, and net operating loss carry-forwards.  As of December 31, 2018, we had deferred tax assets principally arising from: AROs, postretirement benefits, contract rights, interest deduction carry-forwards, and net operating loss carry-forwards.  As management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established.

As of September 30, 2019 and December 31, 2018, we had no uncertain tax positions that we expect to have a material impact on the Unaudited Condensed Consolidated Financial Statements as a result of tax deductions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  We are open to federal and state tax audits until the applicable statutes of limitations expire.  The statute of limitations has expired for all federal and state returns filed for periods ending before 2012.

9.  Equity Method Investments

Equity method investments include our 50% equity investment in Venture Fuels Partnership, a coal marketing company.  We have received distributions of $2.3 million and $1.0 million from the Venture Fuels Partnership during the nine months ended September 30, 2019 and 2018, respectively.  Our equity method investments are included in noncurrent Other assets on the Unaudited Condensed Consolidated Balance Sheets and had a carrying amount of the following (in thousands):

	September 30,	December 31,
	2019	2018
Venture Fuels Partnership	$1,671	$3,040
Other	991	982
Total equity method investments	$2,662	$4,022

10.  Common Stock and Earnings (Loss) per Share

Common Stock

Under the terms of the Plan submitted to the Bankruptcy Court, our existing common stock will be extinguished following confirmation of the Plan, and existing equity holders will not receive any consideration in respect of their equity interests.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator for calculation of diluted earnings (loss) per share:
Net income (loss)	$4,766	$12,691	$(654,660)	$(24,919)
Denominator for basic income (loss) per share — weighted-average shares outstanding	76,508	75,778	76,347	75,623
Dilutive effect of stock equivalents	509	1,505	—	—
Denominator for diluted earnings (loss) per share	77,017	77,283	76,347	75,623

Basic earnings (loss) per share	$0.06	$0.17	$(8.57)	$(0.33)
Diluted earnings (loss) per share	$0.06	$0.16	$(8.57)	$(0.33)

For the periods presented, the following items were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Anti-dilutive stock equivalents	2,446	2,075	2,681	3,239

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Our Level 2 assets and liabilities include derivative financial instruments with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.

•                  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We had no Level 3 financial instruments as of September 30, 2019 or December 31, 2018.

The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Fair Value as of September 30, 2019
	Level 1	Level 2	Total
Assets
Money market funds (1)	$4,936	$—	$4,936

	Fair Value as of December 31, 2018
	Level 1	Level 2	Total
Assets
Money market funds (1)	$28,740	$—	$28,740
Liabilities
Derivative financial instruments (2)	$—	$2,386	$2,386

(1)                                 Included in Cash and cash equivalents in the Unaudited Condensed Consolidated Balance Sheets along with $79.8 million and $62.5 million of demand deposits as of September 30, 2019 and December 31, 2018, respectively.

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

September 30, 2019
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

Derivative Gains and Losses

(Gain) loss on derivative financial instruments recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
WTI derivative financial instruments	$—	$(730)	$(1,809)	$(730)

See Note 11 for a discussion related to the fair value of derivative financial instruments.

13.  Inventories, Net

Inventories, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Materials and supplies	$64,424	$68,519
Less: Obsolescence allowance	(49,154)	(1,089)
Material and supplies, net	15,270	67,430
Coal inventory	1,676	2,610
Inventories, net	$16,946	$70,040

During the second quarter of 2019, we increased our obsolescence allowance to reflect the fair value of our inventory as determined under the income approach based primarily on cash flows from the Winning Bid.  The increase in this allowance was recorded as part of the overall asset impairment taken during the second quarter of 2019.  See Note 6 for further details on the asset impairment.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  Senior Notes

Senior notes consisted of the following (in thousands):

	September 30, 2019
	Carrying Value (1)	Unamortized Discount and Debt Issuance Costs	Unamortized Deferred Gain on Forgiven Debt (2)	Principal (3)	Fair Value (4)
12.00% second lien senior notes due 2021	$262,366	$—	$—	$262,366	$70,839
6.375% senior notes due 2024	56,408	—	—	56,408	1,692
Total senior notes	$318,774	$—	$—	$318,774	$72,531

	December 31, 2018
	Carrying Value	Unamortized Discount and Debt Issuance Costs	Unamortized Deferred Gain on Forgiven Debt	Principal	Fair Value (4)
12.00% second lien senior notes due 2021	$340,688	$9,845	$(60,167)	$290,366	$177,123
6.375% senior notes due 2024	55,685	723	—	56,408	13,538
Total senior notes	$396,373	$10,568	$(60,167)	$346,774	$190,661

(1)                                 The carrying value of our senior notes has been reclassified to Liabilities subject to compromise in the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2019.

(2)                                 The deferred gain of $60.2 million relating to the 2021 Notes was written off reducing the carrying value to the principal amount.  An additional $6.7 million in interest was accrued to reflect interest payable at the stated rate of 12%, rather than the troubled debt effective rate of 6.46%.  The net amount of $53.5 million was recorded as Reorganization items, net in the second quarter of 2019.

(3)                                 On August 1, 2019, the principal balance of the 2021 Notes was reduced by $28 million as a result of the Roll-Up Loans described below.

(4)                                 The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.  See Note 11 for further information on Level 2 fair value measurements.

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

The filing of the Bankruptcy Petitions on May 10, 2019 constituted an event of default that accelerated our obligations under the documents governing each of our 2024 Notes and 2021 Notes.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In conjunction with the filing of the Debtors’ Chapter 11 Cases, debt issuance costs of $9.2 million were written off and recorded to Reorganization items, net on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2019.

On June 12, 2019, the Company launched a tender offer providing eligible holders of 2021 Notes the opportunity to participate as a lender under the DIP Credit Agreement on a pro rata basis up to such holder’s percentage ownership of the outstanding 2021 Notes, and to exchange, or “roll-up” a principal amount of their 2021 Notes equal to 80% of their $35 million commitments as a lender under the DIP Credit Agreement for an equal amount of Roll-Up Loans under the DIP Credit Agreement.  The transactions contemplated by the tender offer closed on August 1, 2019.  The Non-Backstop Lenders subscribed for the assignment from the Backstop Lenders of approximately $3.8 million of New Money Loans, and the Non-Backstop Lenders and Backstop Lenders exchanged a total of $28 million of their 2021 Notes for Roll-Up Loans.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average information related to our operating and finance leases as of September 30, 2019 was as follows:

Lease Term
Weighted-average remaining lease term - finance leases	1.1 years
Weighted-average remaining lease term - operating leases	3.6 years

Discount Rate
Weighted-average discount rate - finance leases	4.0%
Weighted-average discount rate - operating leases	18.4%

The components of our expenses related to our leases for the three and nine months ended September 30, 2019 were as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2019	2019
Finance Lease Cost
Amortization of right-of-use assets	$—	$544
Interest expense on finance lease liabilities	21	66
Impairment of right-of-use asset	—	3,702
Operating Lease Cost
Lease expense	259	790
Impairment of right-of-use asset	—	1,418
Short-term Lease Cost
Short-term lease cost	21	87
Total lease cost	$301	$6.607

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to our leases as of September 30, 2019 were as follows (in thousands):

Operating Leases
Other assets (noncurrent)(1)	$—

Liabilities subject to compromise (current portion)	$946
Liabilities subject to compromise (noncurrent portion)	282
Total operating lease liabilities	$1,228

Finance Leases
Property, plant, and equipment	$13,967
Accumulated amortization	(10,265)
Impairment	(3,702)
Property, plant and equipment, net	$—

Other liabilities (current)	$1,205
Other liabilities (noncurrent)	76
Total finance lease liabilities	$1,281

(1)                                 During the second quarter of 2019, we recorded an impairment of our right-of-use assets to reflect the fair value as determined under the income approach based primarily on cash flows from the Winning Bid.  See Note 6 for further details on the asset impairment.

Maturity of our lease liabilities as of September 30, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2019	$257	$420
2020	937	856
2021	109	29
2022	13	—
2023	13	—
Thereafter	370	—
Total	1,699	1,305
Less: interest	471	24
Total principal payments	1,228	1,281
Less: current portion	946	1,205
Lease obligations, net of current portion	$282	$76

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

Federal Coal Lease Obligations

Our federal coal lease obligations consist of obligations payable to the Bureau of Land Management of the U.S. Department of the Interior for the West Antelope II South lease modification.  Leases of this nature are

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

excluded from the scope of ASC 842 as they represent a lease for natural resources.  The future payments for our federal coal lease obligations are $0.6 million per year through 2022.  The balance of our federal coal lease obligations is $1.4 million as of September 30, 2019, and has been reclassified to Liabilities subject to compromise in the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019.

16.  Other Obligations

Debtor-in-Possession Financing

See Note 1 for a description of our DIP Credit Agreement.  There was $35.0 million funded to the escrow account under the DIP Credit Agreement as of September 30, 2019.  As of September 30, 2019, the Debtors had drawn on $4.0 million of this balance, leaving $31.0 million remaining in escrow.  As of September 30, 2019, there was $65.9 million outstanding under the DIP Credit Agreement, including interest, fees and Roll-Up Loans.

A/R Securitization Program

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2019, we had $19.8 million of borrowing capacity under the A/R Securitization Program, which was less than the undrawn face amount of letters of credit outstanding under the A/R Securitization Program of $25.7 million.  The $5.9 million difference between the borrowing capacity and the undrawn face amount of the letters of credit outstanding was cash-collateralized into a restricted cash account in early October 2019, bringing the available borrowing capacity to zero as of September 30, 2019.  As of December 31, 2018, there was a $4.4 million deficit between the borrowing capacity and the undrawn face amount of letters of credit, which was cash-collateralized into a restricted cash account in early January 2019.  There were no borrowings outstanding under the A/R Securitization Program as of September 30, 2019 or December 31, 2018.

Liquidity

We had no availability for borrowing under the A/R Securitization Program as of September 30, 2019.  Our total liquidity, which includes cash and cash equivalents and undrawn funding under the DIP Credit Agreement, was $115.8 million as of September 30, 2019.

Debt Issuance Costs

There were $1.0 million and $1.0 million of unamortized debt issuance costs as of September 30, 2019 and December 31, 2018, respectively, related to the A/R Securitization Program (part of a non-debtor subsidiary) included in noncurrent Other assets.  Debt issuance costs of $0.2 million were written off in the nine months ended September 30, 2019 related to the Receivable Purchase Agreement Amendment.

17.  Postretirement Medical Plan

We maintain an unfunded postretirement medical plan to provide certain postretirement medical benefits to eligible employees.  In August 2018, we communicated the termination of our postretirement medical plan, effective January 1, 2019, to our employees.  Employees who retire on, or after, January 1, 2019 will not be eligible for postretirement benefits.  As part of the postretirement termination, we provided contributions for the remainder of 2018 and a lump-sum contribution for 2019 benefits to all eligible retirees.  An additional non-cash

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

gain of $1.7 million will be released ratably through the plan termination date of December 31, 2019.  Net periodic postretirement benefit costs included the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$—	$66	$—	$459
Interest cost	—	73	—	513
Amortization of prior service cost (credit)	—	(612)	—	(4,287)
Postretirement medical plan termination (gain) loss	(1,755)	(19,477)	(5,265)	(19,477)
Net periodic benefit cost (credit)	$(1,755)	$(19,950)	$(5,265)	$(22,792)

18.  Equity-Based Compensation

Our LTIP permits awards to our employees and eligible non-employee directors, which we generally grant in the first quarter of each year.  No LTIP awards were granted during the nine months ended September 30, 2019.  The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.  Under the terms of the Plan submitted to the Bankruptcy Court, our existing equity-based compensation will be extinguished following confirmation of the Plan, and existing holders will not receive any consideration in respect of their equity interests.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

We have granted restricted stock units under the LTIP to eligible employees and non-employee directors.  A summary of restricted stock unit award activity is as follows (in thousands, except per share amounts):

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
		(per share)
Non-vested units as of January 1, 2019	2,861	$3.34
Granted	—	$—
Forfeited	(69)	$3.51
Vested	(1,181)	$2.00
Non-vested units as of September 30, 2019	1,611	$4.31

As of September 30, 2019, unrecognized compensation cost related to restricted stock awards was $1.2 million, which will be recognized over a weighted-average period of 1.2 years prior to vesting, which is included within Additional paid-in capital in our Unaudited Condensed Consolidated Balance Sheets.  These awards are ultimately delivered in common stock and are classified as equity awards.

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

The weighted-average grant date fair values of the performance share units granted during the year ended December 31, 2018 was $4.05 per share.  As of September 30, 2019, $2.2 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of performance share units granted, is expected to be recognized over a weighted-average vesting period of 1.2 years.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of performance share unit award activity is as follows (in thousands, except per share amounts):

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
		(per share)
Non-vested units as of January 1, 2019	3,928	$3.33
Granted	—	$—
Forfeited	(94)	$4.37
Canceled	(2,075)	$1.95
Non-vested units as of September 30, 2019	1,759	$4.91

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

Liabilities subject to compromise consist of the following (in thousands):

September 30,
2019
Senior notes	$318,774
Accounts payable	18,653
Royalties and production and property taxes	55,481
Accrued expenses	22,052
Federal coal lease obligations	1,404
Other liabilities	5,434
Total Liabilities subject to compromise	$421,798

20.  Commitments and Contingencies

Commitments

Purchase Commitments (1)

We had outstanding purchase commitments consisting of the following (in thousands):

	September 30,	December 31,
	2019	2018
Capital Commitments
Equipment	$4,123	$1,861

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

Current Schedule.  On March 21, 2018, BLM filed a Motion to Dismiss the Sierra Club appeal due to the Sierra Club’s failure to file a Statement of Reasons by the briefing deadline.  On February 27 and March 5, 2018, PRBRC and WildEarth, respectively, each filed a Statement of Reasons in their appeals.  On March 29, March 30, and April 2, 2018, the State of Wyoming, BLM, and Antelope Coal, respectively, filed Answer briefs in the PRBRC appeal.  On April 3, 5, and 9, 2018, the State of Wyoming, BLM, and Antelope Coal, respectively, filed Answer briefs in the WildEarth appeal.  On April 11, 2018, PRBRC filed a reply brief and on April 12, 2018, BLM filed a clarification to PRBRC’s Reply Brief.  On June 6, 2018, the IBLA denied BLM’s motion to dismiss Sierra Club’s appeal and instead rejected Sierra Club’s appeal on the merits and affirmed the underlying 2018 BLM Decision.  The IBLA has not yet ruled on the PRBRC or WildEarth appeals.

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

Intervention by Cloud Peak Energy and Others—In November and December of 2015, the State of Wyoming and all the operators of the mines whose mine plans are being challenged—Antelope Coal, New Mexico Coal Resources, LLC, Bowie Resources, LLC, and Thunder Basin Coal, L.L.C.—moved to intervene as Defendants to defend the challenged mine plans.  On February 18, 2016, the Colorado District Court granted all the parties’ intervention motions.

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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Concentrations of Risk and Major Customers

For the nine months ended September 30, 2019, there were two customers that represented 10% or more of consolidated revenue.  For the nine months ended September 30, 2018, there was one customer that represented 10% or more of consolidated revenue.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  Credit risk is controlled through credit approvals and monitoring procedures.

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

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company.  Specific bond amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  As of September 30, 2019, we had $394.7 million of reclamation and lease bonds backed by collateral of $25.7 million in the form of letters of credit under our A/R Securitization Program used for mining, securing coal lease obligations, and for other operating requirements.  We have self-bonded, by cash collateralizing, an additional $1.7 million in April 2019.  If we are unable to obtain or retain required surety bonds, we may be unable to satisfy legal requirements necessary to conduct our mining operations.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21.  Accumulated Other Comprehensive Income (Loss)

The changes in AOCI related to our postretirement medical plan by component, net of tax are as follows (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Beginning balance, January 1,	$13,284	$13,807
Amounts reclassified from accumulated other comprehensive income (loss)	(4,054)	(18,298)
Postretirement medical plan change	—	24,659
Tax expense (benefit)	(1,211)	(5,466)
Net current period other comprehensive income (loss)	(5,265)	895
Ending balance, September 30,	$8,019	$14,702

The reclassifications out of AOCI are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Postretirement Medical Plan (1)
Amortization of prior service costs (credits), before tax (2)	$—	$(612)	$—	$(4,287)
Postretirement medical plan termination (2)	(1,755)	(19,477)	(5,265)	(19,477)
Total before tax	(1,755)	(20,089)	(5,265)	(23,764)
Tax benefit (expense)	404	4,620	1,211	5,466
Amounts reclassified from AOCI	$(1,351)	$(15,469)	$(4,054)	$(18,298)

(1)                                 See Note 17 for the components of our net periodic postretirement benefit costs.

(2)                                 Presented on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

22.  Supplemental Cash Flow Information

Restricted Cash

The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019 and 2018 that sum to the total of such amounts in the Unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,
	2019	2018
Cash and cash equivalents	$84,760	$109,459
Restricted cash - current	40,023	725
Restricted cash in other noncurrent assets	18,830	3,807
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$143,613	$113,991

The current Restricted cash includes $31 million in an escrow account as of September 30, 2019, related to the undrawn funding under the DIP Credit Agreement, and $8.2 million in bidder deposits related to the Auction process.

The restricted cash in other noncurrent assets represents the difference between the borrowing capacity of the A/R Securitization Program and the undrawn face amount of the letters of credit that was cash-collateralized as of September 30, 2019 based on the prior business day’s calculation.

Other Cash Flow Information (in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Supplemental cash flow disclosures
Interest paid	$1,088	$17,190
Income taxes paid (refunded)	$(15,673)	$220
Reorganization items, net paid	$12,342	$—

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(782)	$—
Operating cash flows from finance leases	$(66)	$—

Supplemental non-cash investing and financing activities
Capital expenditures included in accounts payable	$204	$3,108
Assets acquired under federal coal lease	$—	$2,356
Operating right-of-use assets recognized	$1,785	$—
Impairment of right-of-use asset	$(1,418)	$—
Refinance and discharge of senior note	$(28,000)	$—
Senior note roll-up to DIP financing	$28,000	$—

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

23.  Supplemental Guarantor/Non-Guarantor Financial Information

In accordance with the indentures governing the senior notes outstanding as of September 30, 2019, CPE Inc. and certain of our 100% owned U.S. subsidiaries (the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed the senior notes on a joint and several basis.  These guarantees of either series of senior notes are subject to release in the following customary circumstances:

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

•                  The combination of the Parent Guarantor (CPE Inc.), Issuing Company (CPE Resources), and Guarantor Subsidiaries columns in the tables below represent the Debtors’ Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2019, the Debtors’ Balance Sheet as of September 30, 2019, and the Debtors’ Statement of Cash Flows for the nine months ended September 30, 2019.  Entities included in the Non-Guarantor columns in the tables below are not included in the Chapter 11 Cases.

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following historical financial statement information is provided for CPE Inc., CPE Resources, and the Guarantor/Non-Guarantor Subsidiaries:

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(Debtor-in-Possession)

(in thousands)

	Three Months Ended September 30, 2019
	Parent Guarantor (CPE Inc.) (Debtor)	Issuing Company (CPE Resources) (Debtor)	Guarantor Subsidiaries (Debtor)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$1,413	$—	$220,227	$—	$(1,413)	$220,227
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	—	8	194,726	265	—	194,999
Depreciation and depletion	—	—	(2,488)	—	—	(2,488)
Accretion	—	—	1,699	—	—	1,699
Selling, general and administrative expenses	—	9,384	—	—	(1,413)	7,971
Other operating costs	—	—	101	—	—	101
Total costs and expenses	—	9,392	194,038	265	(1,413)	202,282
Operating income (loss)	1,413	(9,392)	26,189	(265)	—	17,945
Other income (expense)
Net periodic postretirement benefit income (cost), excluding service cost	—	294	1,461	—	—	1,755
Interest income	—	241	—	—	—	241
Interest expense	(1,571)	—	(141)	(315)	—	(2,027)
Reorganization items, net	67	(13,480)	261	—	—	(13,152)
Other, net	—	(136)	(6)	134	—	(8)
Total other income (expense)	(1,504)	(13,081)	1,575	(181)	—	(13,191)
Income (loss) before income tax provision and earnings from unconsolidated affiliates	(91)	(22,473)	27,764	(446)	—	4,754
Income tax benefit (expense)	(12)	—	—	—	—	(12)
Income (loss) from unconsolidated affiliates, net of tax	—	4	20	—	—	24
Income (loss) from consolidated affiliates, net of tax	4,869	27,338	(446)	—	(31,761)	—
Net income (loss)	4,766	4,869	27,338	(446)	(31,761)	4,766
Other comprehensive income (loss)
Postretirement medical plan termination	(1,755)	(1,755)	(1,755)	—	3,510	(1,755)
Other comprehensive income (loss)	(1,755)	(1,755)	(1,755)	—	3,510	(1,755)
Total comprehensive income (loss)	$3,011	$3,114	$25,583	$(446)	$(28,251)	$3,011

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(Debtor-in-Possession)

(in thousands)

	Three Months Ended September 30, 2018
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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(Debtor-in-Possession)

(in thousands)

	Nine Months Ended September 30, 2019
	Parent Guarantor (CPE Inc.) (Debtor)	Issuing Company (CPE Resources) (Debtor)	Guarantor Subsidiaries (Debtor)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$5,050	$—	$533,755	$—	$(5,050)	$533,755
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, and accretion)	—	26	517,418	361	—	517,805
Depreciation and depletion	—	545	19,550	—	—	20,095
Accretion	—	—	4,796	—	—	4,796
(Gain) loss on derivative financial instruments	—	—	(1,809)	—	—	(1,809)
Selling, general and administrative expenses	—	46,557	—	—	(5,050)	41,507
Impairments	—	1,977	619,028	—	—	621,005
Other operating costs	—	—	451	—	—	451
Total costs and expenses	—	49,105	1,159,434	361	(5,050)	1,203,850
Operating income (loss)	5,050	(49,105)	(625,679)	(361)	—	(670,095)
Other income (expense)
Net periodic postretirement benefit income (cost), excluding service cost	—	882	4,382	—	—	5,264
Interest income	—	624	10	—	—	634
Interest expense	(2,884)	(10,309)	(401)	(1,207)	—	(14,801)
Reorganization items, net	73	23,627	338	—	—	24,038
Other, net	—	(392)	(528)	415	—	(505)
Total other income (expense)	(2,811)	14,432	3,801	(792)	—	14,630
Income (loss) before income tax provision and earnings from unconsolidated affiliates	2,239	(34,673)	(621,878)	(1,153)	—	(655,465)
Income tax benefit (expense)	(85)	—	—	—	—	(85)
Income (loss) from unconsolidated affiliates, net of tax	—	9	881	—	—	890
Income (loss) from consolidated affiliates, net of tax	(656,814)	(622,150)	(1,153)	—	1,280,117	—
Net income (loss)	(654,660)	(656,814)	(622,150)	(1,153)	1,280,117	(654,660)
Other comprehensive income (loss)
Postretirement medical plan termination	(5,264)	(5,264)	(5,264)	—	10,528	(5,264)
Other comprehensive income (loss)	(5,264)	(5,264)	(5,264)	—	10,528	(5,264)
Total comprehensive income (loss)	$(659,924)	$(662,078)	$(627,414)	$(1,153)	$1,290,645	$(659,924)

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(Debtor-in-Possession)

(in thousands)

	Nine Months Ended September 30, 2018
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

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(Debtor-in-Possession)

(in thousands)

	September 30, 2019
	Parent Guarantor (CPE Inc.) (Debtor)	Issuing Company (CPE Resources) (Debtor)	Guarantor Subsidiaries (Debtor)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$84,700	$60	$—	$—	$84,760
Restricted cash	31,073	—	8,950	—	—	40,023
Accounts receivable	—	—	11,913	29,763	—	41,676
Due from related parties	—	5,909	66,432	—	(72,230)	111
Inventories, net	—	—	16,946	—	—	16,946
Income tax receivable	7,934	—	—	—	—	7,934
Other prepaid and deferred charges	2,678	—	25,671	—	—	28,349
Other assets	—	—	78	—	—	78
Total current assets	41,685	90,609	130,050	29,763	(72,230)	219,877
Noncurrent assets
Property, plant and equipment, net	—	322	67,132	—	—	67,454
Income tax receivable	7,884	—	—	—	—	7,884
Other assets	—	—	16,655	19,798	(5,006)	31,447
Total assets	$49,569	$90,931	$213,837	$49,561	$(77,236)	$326,662

LIABILITIES AND MEMBER’S EQUITY
Liabilities not subject to compromise
Current liabilities
Accounts payable	$—	$—	$43,463	$73	$—	$43,536
Royalties and production and property taxes	—	—	22,194	—	—	22,194
Accrued expenses	1,042	—	26,690	—	—	27,732
Due to related parties	28,717	71	—	43,443	(72,231)	—
Debtor-in-possession financing	65,884	—	—	—	—	65,884
Other liabilities	—	—	1,205	—	—	1,205
Total current liabilities	95,643	71	93,552	43,516	(72,231)	160,551
Noncurrent liabilities
Asset retirement obligations, net of current portion	—	—	96,940	—	—	96,940
Royalties and production and property taxes	—	—	10,232	—	—	10,232
Other liabilities	316,587	68,065	76	—	(384,652)	76
Total liabilities not subject to compromise	412,230	68,136	200,800	43,516	(456,883)	267,799
Liabilities subject to compromise	274	339,430	82,094	—	—	421,798
Total liabilities	412,504	407,566	282,894	43,516	(456,883)	689,597
Total equity (deficit)	(362,935)	(316,635)	(69,057)	6,045	379,647	(362,935)
Total liabilities and equity	$49,569	$90,931	$213,837	$49,561	$(77,236)	$326,662

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(Debtor-in-Possession)

(in thousands)

	December 31, 2018
	Parent Guarantor (CPE Inc.) (Debtor)	Issuing Company (CPE Resources) (Debtor)	Guarantor Subsidiaries (Debtor)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$91,083	$113	$—	$—	$91,196
Restricted cash	—	—	725	—	—	725
Accounts receivable	—	55	5,048	28,424	—	33,527
Due from related parties	—	61,960	35,025	—	(96,985)	—
Inventories, net	—	—	70,040	—	—	70,040
Income tax receivable	15,808	—	—	—	—	15,808
Other prepaid and deferred charges	281	—	27,246	—	—	27,527
Other assets	1	—	3,479	—	—	3,480
Total current assets	16,090	153,096	141,678	28,424	(96,985)	242,303
Noncurrent assets
Property, plant and equipment, net	—	2,735	651,637	—	—	654,372
Income tax receivable	15,768	—	—	—	—	15,768
Other assets	338,229	583,793	21,202	1,179	(928,190)	16,213
Total assets	$370,087	$739,626	$814,515	$29,603	$(1,025,175)	$928,656

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$—	$—	$34,080	$130	$—	$34,210
Royalties and production and property taxes	—	—	53,232	—	—	53,232
Accrued expenses	1,703	5,001	19,681	—	—	26,385
Due to related parties	74,710	71	—	22,275	(96,985)	71
Current portion of federal coal lease obligations	—	—	379	—	—	379
Other liabilities	—	—	4,019	—	—	4,019
Total current liabilities	76,413	5,072	111,391	22,405	(96,985)	118,296
Noncurrent liabilities
Senior notes	—	396,373	—	—	—	396,373
Federal coal lease obligations, net of current portion	—	—	1,404	—	—	1,404
Asset retirement obligations, net of current portion	—	—	92,591	—	—	92,591
Royalties and production and property taxes	—	—	20,587	—	—	20,587
Other liabilities	—	—	5,731	—	—	5,731
Total liabilities	76,413	401,445	231,704	22,405	(96,985)	634,982
Total equity (deficit)	293,674	338,181	582,811	7,198	(928,190)	293,674
Total liabilities and equity	$370,087	$739,626	$814,515	$29,603	$(1,025,175)	$928,656

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(Debtor-in-Possession)

(in thousands)

	Nine Months Ended September 30, 2019
	Parent Guarantor (CPE Inc.) (Debtor)	Issuing Company (CPE Resources) (Debtor)	Guarantor Subsidiaries (Debtor)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$31,073	$(41,275)	$9,797	$19,123	$—	$18,718

Investing activities
Purchases of property, plant and equipment	—	(108)	(3,230)	—	—	(3,338)
Proceeds from the sale of assets	—	—	3,208	—	—	3,208
Net cash provided by (used in) investing activities	—	(108)	(22)	—	—	(130)

Financing activities
Principal payments of federal coal leases	—	—	(379)	—	—	(379)
Principal payments on finance leases	—	—	(1,224)	—	—	(1,224)
Borrowings on debtor-in-possession financing	—	35,000	—	—	—	35,000
Payment of deferred financing costs	—	—	—	(500)	—	(500)
Net cash provided by (used in) financing activities	—	35,000	(1,603)	(500)	—	32,897

Net increase (decrease) in cash, cash equivalents, and restricted cash	31,073	(6,383)	8,172	18,623	—	51,485
Cash, cash equivalents, and restricted cash at beginning of period	—	91,083	837	207	—	92,128
Cash, cash equivalents, and restricted cash at the end of period	$31,073	$84,700	$9,010	$18,830	$—	$143,613

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(Debtor-in-Possession)

(in thousands)

	Nine Months Ended September 30, 2018
	Parent Guarantor (CPE Inc.) (Debtor)	Issuing Company (CPE Resources) (Debtor)	Guarantor Subsidiaries (Debtor)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$7,928	$11,397	$4,743	$—	$24,068

Investing activities
Purchases of property, plant and equipment	—	(114)	(7,051)	—	—	(7,165)
Investment in development projects	—	—	(1,894)	—	—	(1,894)
Proceeds from the sale of assets	—	13	56	—	—	69
Net cash provided by (used in) investing activities	—	(101)	(8,889)	—	—	(8,990)

Financing activities
Principal payments of federal coal leases	—	—	(574)	—	—	(574)
Principal payments on finance leases	—	—	(1,952)	—	—	(1,952)
Payment of deferred financing costs	—	—	—	(936)	—	(936)
Payment amortized to deferred gain	—	(6,298)	—	—	—	(6,298)
Net cash provided by (used in) financing activities	—	(6,298)	(2,526)	(936)	—	(9,760)

Net increase (decrease) in cash,
cash equivalents, and restricted cash	—	1,529	(18)	3,807	—	5,318
Cash, cash equivalents, and restricted cash at beginning of period	—	107,818	856	—	—	108,673
Cash, cash equivalents, and restricted cash at the end of period	$—	$109,347	$838	$3,807	$—	$113,991

CLOUD PEAK ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

24.  Subsequent Events

In connection with the Debtors’ ongoing cases under Chapter 11, on October 2, 2019, the Bankruptcy Court entered the Sale Order [Docket No. 674], pursuant to which the Bankruptcy Court approved the sale of substantially all of the Company’s operating assets, including the Company’s Spring Creek, Cordero Rojo and Antelope mines, to NTEC pursuant to the Asset Purchase Agreement.  Subject to the satisfaction of certain closing conditions, the transactions contemplated by the Asset Purchase Agreement are expected to close in October 2019.

On October 14, 2019 the Company filed the Plan [Docket No. 711], amended from the original filed on October 4, 2019 [Docket No. 680].  The Company anticipates seeking confirmation of the Plan at a hearing to be held before the Bankruptcy Court on December 5, 2019 at 9:30 a.m. (Eastern Time).

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

•                  our ability to successfully complete our sale process under Chapter 11 (as defined below);

•                  the substantial changes in our business resulting from the pending sale of substantially all of our operating assets under the Asset Purchase Agreement (as defined below) and the related termination of substantially all of our employees;

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

•                  our ability to comply with the restrictions imposed by our A/R Securitization Program (as defined below), DIP Credit Agreement (as defined below), and other financing arrangements;

•                  our ability to maintain relationships with suppliers, customers, employees and other third parties and regulatory authorities as a result of our Chapter 11 filing;

•                  the effects of the Bankruptcy Petitions (as defined below) on us and on the interests of various constituents, including holders of our outstanding common stock (which will be extinguished following confirmation of the Plan submitted to the Bankruptcy Court);

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

•                  the negative impacts of the delisting of our common stock on March 26, 2019, including our expectation that our existing common stock will be extinguished following confirmation of a Chapter 11 plan and that existing equity holders will not receive any consideration in respect of their equity interest, the possibility that any public market for our common stock will not exist in the future or that we will be able to relist our common stock on a national securities exchange, long-term adverse effects on our ability to raise capital, loss of confidence in the Company by suppliers, customers and employees, and the loss of institutional investor interest in our common stock, among other negative impacts;

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

This Item 2 is intended to help the reader understand our results of operations and financial condition.  This discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report and our other SEC filings, including our Audited Consolidated Financial Statements in Part I, Item 8 of our 2018 Form 10-K.

Recent Developments

Reorganization

In connection with Cloud Peak Energy Inc.’s and substantially all of its direct and indirect subsidiaries’ ongoing cases under Chapter 11 (“Chapter 11”) of Title 11 of the U.S. Code (the “Bankruptcy Code”), on October 2, 2019, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) entered an Order (I) Approving Sale of the Debtors’ Assets Free and Clear of Liens, (II) Approving Assumption and Assignment of Executory Contracts and Unexpired Leases, and (III) Granting Related Relief [Docket No. 674] (the “Sale Order”), pursuant to which the Bankruptcy Court approved the sale of substantially all of the Company’s operating assets, including the Company’s Spring Creek, Cordero Rojo and Antelope mines, to Navajo Transitional Energy Company, LLC (“NTEC”) pursuant to that certain Asset Purchase Agreement dated as of August 19, 2019 (as amended, the “Asset Purchase Agreement”).

Subject to the satisfaction of certain closing conditions, the transactions contemplated by the Asset Purchase Agreement are expected to close in October 2019.  Following the sale of substantially all of its operating assets, the Company will have certain real estate assets, expected proceeds from the Royalty (as defined below) and certain debts not settled by the sale.  In connection with the closing of the sale, the Company agreed to terminate substantially all of its employees, and NTEC agreed to make offers of employment to substantially all of the terminated employees of the Company.

On October 4, 2019, the Debtors (as defined below) filed the Joint Chapter 11 Plan of Cloud Peak Energy Inc. and Certain of its Debtor Affiliates [Docket No. 680].  On October 14, 2019, the Debtors filed the First Amended Joint Chapter 11 Plan of Cloud Peak Energy Inc, and Certain of its Debtor Affiliates [Docket No. 711] (the “Plan”).  The Debtors anticipate seeking confirmation of the Plan at a hearing to be held before the Bankruptcy Court on December 5, 2019 at 9:30 a.m. (Eastern Time).

History of Restructuring

During the fourth quarter of 2018 and through the filing date of our Quarterly Report on Form 10-Q for the period ended March 31, 2019, we made a number of announcements regarding our engagement of various advisors to assist in reviewing alternatives including the potential sale of the Company and to assist in reviewing our capital structure and strategic restructuring alternatives.  During that time, we experienced a number of adverse events that negatively impacted our financial results, liquidity and future prospects, which raised substantial doubt about our ability to continue as a going concern, and resulted in our decision to seek Chapter 11 bankruptcy protection.  See Part II, Item 7  “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” in our 2018 Form 10-K.

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

On May 10, 2019 (the “Petition Date”), Cloud Peak Energy Inc. (“CPE,” the “Company,” or “we”) and substantially all of its wholly owned domestic subsidiaries (the “Filing Subsidiaries” and, together with CPE, the “Debtors”) filed voluntary petitions (collectively, the “Bankruptcy Petitions”) under Chapter 11 the Bankruptcy Code in the Bankruptcy Court.  Pursuant to an order entered by the Bankruptcy Court, the Chapter 11 cases (collectively, the “Chapter 11 Cases”) are being jointly administered under the caption In re Cloud Peak Energy Inc., et al., Case No. 19-11047.  Each Debtor continues to operate its business as a “debtor in possession” (“DIP”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

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

The Debtors sought to sell all or substantially all of their operating assets pursuant to Section 363 of the Bankruptcy Code.  To facilitate their marketing and sales process, the Debtors conducted an auction (the “Auction”) on August 15, 2019 and August 16, 2019, pursuant to bidding procedures approved by the Bankruptcy Court.  Following the completion of the Auction, on August 16, 2019, the Debtors announced that the bid submitted by Navajo Transitional Energy Company, LLC (“NTEC”) was the winning bid (the “Winning Bid”), and the bid submitted by Aspen Coal & Energy, LLC was the backup bid.  On August 19, 2019, the Debtors and NTEC entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) providing for the acquisition by NTEC of substantially all of the Debtors’ assets, including the Spring Creek, Cordero Rojo and Antelope mines (the “Assets”), in exchange for the payment of $15.7 million of cash at closing, a $40.0 million first lien promissory note secured by a first lien on all assets of NTEC (including the Assets), but subordinated to collateral for certain permitted senior lien debt (not to exceed $120 million) (the “Purchaser Take-Back Note”) and a $0.15/ton royalty, payable quarterly for a period of five years, on all tons produced and sold at the Antelope and Spring Creek mines, and on all tons produced and sold in excess of 10 million tons per year at the Cordero Rojo mine (the “Royalty”), as well as the assumption of coal production-related pre- and post-petition tax liabilities and coal royalty payments in an amount estimated to be approximately $87.5 million as of September 30, 2019, all reclamation obligations, up to $20 million in post-petition accounts payables, and cash to fund approximately $1 million in cure costs.  The terms of the Purchaser Take-Back Note are described in a term sheet attached as Exhibit E to the Asset Purchase Agreement filed as an exhibit to the Current Report on Form 8-K on August 20, 2019.  Following the sale of substantially all of its operating assets, the Company will have certain real estate assets, the Royalty, and certain debts not settled by the sale.  In connection with the closing of the sale, the Company agreed to terminate substantially all of its employees, and NTEC agreed to make offers of employment to substantially all of the terminated employees of the Company.

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

On August 19, 2019, the Bankruptcy Court approved the transactions contemplated by the Asset Purchase Agreement, subject to the Debtors finalizing and submitting a proposed Sale Order.  On September 30, 2019, the Asset Purchase Agreement was amended to, among other things, provide for NTEC to acquire certain additional assets and assume certain additional liabilities, to modify NTEC’s assumption and rejection of certain contracts and leases, to provide that the Company bear certain expenses, including with respect to certain cure costs and administrative liabilities related to the Purchaser Take-Back Note, and to modify certain negative covenant terms of the Purchaser Take-Back Note.  On October 2, 2019, the Bankruptcy Court entered an Order (I) Approving Sale of the Debtors’ Assets Free and Clear of Liens, (II) Approving Assumption and Assignment of Executory Contracts and Unexpired Leases, and (III) Granting Related Relief [Docket No. 674], pursuant to which the Bankruptcy Court approved the sale of substantially all of the Company’s operating assets, including the Company’s Spring Creek, Cordero Rojo and Antelope mines, to NTEC pursuant to the Asset Purchase Agreement.  Subject to the satisfaction of certain closing conditions, the transactions contemplated by the Asset Purchase Agreement are expected to close in October 2019.

On October 14, 2019 the Debtors filed the Plan [Docket No. 711], amended from the original filed on October 4, 2019 [Docket No. 680].  The Debtors anticipate seeking confirmation of the Plan at a hearing to be held before the Bankruptcy Court on December 5, 2019 at 9:30 a.m. (Eastern Time).

The Plan contemplates the following treatment of claims against and interests in the Debtors:

•                  Holders of priority claims and secured claims (other than those arising under the prepetition 2021 Notes (as defined below)), including amounts outstanding under the DIP Credit Agreement (as defined below), will be unimpaired;

•                  Holders of claims under the prepetition 2021 Notes will be impaired and will receive their pro rata proportionate share of (i) the Purchaser Take-Back Note, (ii) the New Parent Equity (as defined in the Plan), representing 100% of the common stock in the reorganized Company, (iii) $34.5 million in reinstated prepetition 2021 Notes, as amended pursuant to an amended indenture, and (iv) a cash distribution;

•                  Holders of general unsecured claims will be impaired and will receive their pro rata share of an aggregate cash distribution of up to $1.25 million; and

•                  Holders of the Company’s existing common stock will be impaired and will not receive any recovery. All of the Company’s existing common stock with be extinguished by the Plan.

Unless otherwise specified, the treatment set forth in the Plan will be in full satisfaction of all claims against and interests in the Debtors, which will be discharged on the effective date of the Plan.

Under the Bankruptcy Code, only holders of claims or interests in “impaired” classes are entitled to vote on a plan.  Under section 1124 of the Bankruptcy Code, a class of claims or interests is deemed to be “impaired” under a plan unless (i) the plan leaves unaltered the legal, equitable, and contractual rights to which such claim or interest entitles the holder thereof or (ii) notwithstanding any legal right to an accelerated payment of such claim or interest, the plan cures all existing defaults (other than defaults resulting from the occurrence of events of bankruptcy) and reinstates the maturity of such claim or interest as it existed before the default.  If, however, the holder of an impaired claim or interest will not receive or retain any distribution under the plan on account of such claim or interest, the Bankruptcy Code deems such holder to have rejected the plan, and, accordingly, holders of such claims and interests do not actually vote on the plan.  If a claim or interest is not impaired by the plan, the Bankruptcy Code deems the holder of such claim or interest to have accepted the plan and, accordingly, holders of such claims and interests are not entitled to vote on the plan.  A vote may be disregarded if the Bankruptcy Court determines, pursuant to section 1126(e) of the Bankruptcy Code, that it was not solicited or procured in good faith or in accordance with the provisions of the Bankruptcy Code.  The Bankruptcy Code defines “acceptance” of a plan by a class of claims as acceptance by creditors in that class that hold at least two-thirds (2/3) in dollar amount and more than one-half (1/2) in number of the claims that cast ballots for acceptance or rejection of the plan.  Only the holders of claims under the prepetition 2021 Notes and general unsecured claims (the “Voting Classes”) are entitled to vote to accept or reject the Plan.  The holders of claims in the Voting Classes are impaired under the Plan and may, in certain circumstances, receive a distribution under the Plan.  Accordingly, holders of claims in the Voting Classes have the right to vote to accept or reject the Plan.

The Plan provides certain releases and exculpations in favor of, among others, (i) the Debtors and each of their respective directors, officers, and managers as of the Petition Date and at any time thereafter through the effective date of the Plan, (ii) the DIP Lenders (as defined in the Plan), (iii) the DIP Agent (as defined in the Plan), (iv) the consenting noteholders, (v) the Committee (as defined in the Plan) and the members thereof, (vi) the general unsecured claims administrator, (vii) the prepetition 2021 Notes Indenture Trustee (as defined in the Plan), (viii) the prepetition Unsecured Notes Indenture Trustee (as defined in the Plan), and (ix) with respect to each of the foregoing, such entity and its Associated Entities (as defined in the Plan).  The Debtors intend to present evidence at the confirmation hearing to demonstrate the basis for and propriety of the release and exculpation provisions pursuant to section 1123(b) of the Bankruptcy Code and Bankruptcy Rule 9019.

The filing of the Bankruptcy Petitions constituted an event of default that accelerated our obligations under the indentures governing each of the 6.375% Senior Notes due 2024 (the “2024 Notes”) and 12.00% Second Lien Senior Secured Notes due 2021 (the “2021 Notes”, and together with the 2024 Notes, the “Notes”) all as further described in Note 1, “Organization and Business” to the Unaudited Condensed Consolidated Financial Statements in Item 1.

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

For the duration of the Chapter 11 Cases, the Company’s operations and its ability to develop and execute its business plan are subject to risks and uncertainties associated with the Chapter 11 Cases.  As a result of these risks and uncertainties, the Company’s assets, liabilities, officers and/or directors are expected to be significantly different following the sale pursuant to the Asset Purchase Agreement and the outcome of the Chapter 11 Cases, and the description of its operations, properties and capital plans included in this Form 10-Q is not expected to accurately reflect its operations, properties and capital plans following the sale pursuant to the Asset Purchase Agreement and the Chapter 11 Cases.

We expect our mining operations and reclamation activities to continue in the ordinary course of business, pending the sale under the Asset Purchase Agreement.

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

The Support Agreement Amendment also provides that the Plan shall include an agreement to share certain proceeds between the holders of Contingent Roll-Up Loans (as defined in the DIP Credit Agreement) under the DIP Credit Agreement and holders of 2021 Notes, on the one hand, and holders of unsecured claims, on the other (the “Unsecured Creditor Sharing Agreement”).  The Unsecured Creditor Sharing Agreement provides that, upon recovery by the holders of 2021 Notes and Contingent Roll-Up Loans of at least 50% of their total claims, excess amounts up to 75% of such total claims will be distributed 90% to holders of such claims and 10% to holders of unsecured claims.  Distributions in excess of 75% of the total claims of the holders of 2021 Notes and Contingent Roll-Up Loans will be paid 80% to holders of such claims and 20% to holders of unsecured claims.  Following the Auction and entry of the Sale Order approving the NTEC sale, the Official Unsecured Creditors’ Committee agreed to a compromise and settlement, as set forth in the Plan as filed on October 4, 2019, under which holders of Allowed General Unsecured Claims (as defined in the Plan) will be entitled to share pro rata in the “General Unsecured Claims Cash Distribution Amount” (as defined in the Plan), which is an amount of $1.25 million, in full and final satisfaction of such claims.  As a result of the satisfaction of the Specified Tax Condition (as defined in the DIP Credit Agreement) prior to the date of the Second Borrowing (as defined in the DIP Credit Agreement), no Contingent Roll-Up Loans were issued pursuant to the DIP Credit Agreement.

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

On June 12, 2019, the Company launched a tender offer providing eligible holders of 2021 Notes the opportunity to participate as a lender under the DIP Credit Agreement on a pro rata basis up to such holder’s percentage ownership of the outstanding 2021 Notes, and to exchange, or “roll-up” a principal amount of their 2021 Notes equal to 80% of the $35 million New Money Loans provided by such Lender for an equal amount of loans incurred under the DIP Credit Agreement (all such loans, the “Roll-Up Loans”).  The transactions contemplated by the tender offer closed on August 1, 2019.  The tender offer participants that were not existing lenders under the DIP Credit Agreement (the “Non-Backstop Lenders”) subscribed for the assignment from the existing lenders (the “Backstop Lenders”) of approximately $3.8 million of New Money Loans, and the Non-Backstop Lenders and Backstop Lenders exchanged a total of $28 million of their 2021 Notes for Roll-Up Loans.

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

On September 13, 2019, the DIP Credit Agreement was further amended to, among other things, (i) extend the milestone dates set forth in the DIP Credit Agreement by which a sale order under Section 363 of the Bankruptcy Code by the Bankruptcy Court must be entered and (ii) waive the event of default that had occurred and was continuing under the DIP Credit Agreement as a result of non-compliance with the Approved Budget (as defined in the DIP Credit Agreement) due to an Unpermitted Variance (as defined in the DIP Credit Agreement) with respect to receipts for the week ending on September 6, 2019.

On September 20, 2019 and September 27, 2019, the DIP Credit Agreement was further amended to, among other things, extend the milestone dates by which a sale order under Section 363 of the Bankruptcy Code by the Bankruptcy Court must be entered.

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

The filing of the Bankruptcy Petitions on May 10, 2019 constituted an event of default that accelerated our obligations under the documents governing each of our 2024 Notes and 2021 Notes.

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

As of September 30, 2019, CPE Resources had $262.4 million in outstanding indebtedness under the 2021 Notes and $56.4 million in outstanding indebtedness under the 2024 Notes.

Noncompliance with the NYSE’s Continued Listing Requirements and Delisting of our Common Stock

As disclosed in our Current Report on Form 8-K on March 26, 2019, we were notified by the NYSE that they had determined our common stock was no longer suitable for listing on the NYSE based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual, and commenced proceedings to delist our common stock.  Trading in our common stock was suspended immediately.  Our common stock began trading on the OTC Pink on March 27, 2019 and trades under the symbol “CLDPQ”.  Under the terms of the Plan submitted to the Bankruptcy Court, our existing common stock will be extinguished following confirmation of a Chapter 11 plan, and existing equity holders will not receive any consideration in respect of their equity interests.

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

Our Antelope Mine and Cordero Rojo Mine are located in Wyoming and our Spring Creek Mine is located in Montana.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation.  In 2018, the coal we produced generated approximately 2% of the electricity produced in the U.S.  As of December 31, 2018, we controlled approximately 1.0 billion tons of proven and probable reserves.  We do not produce any metallurgical coal.  Our Cordero Rojo Mine was impaired down to the fair value of associated land and certain mining equipment in the fourth quarter of 2018.  We also impaired our Antelope Mine assets during the second quarter of 2019 as a result of the bid we received during the sale process that is part of our Chapter 11 filing.  See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 7 of Notes to Consolidated Financial Statements in Part II,  Item 8 of our 2018 Form 10-K for further details.

In addition, we have two development projects, both located in the Northern PRB.  For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.  The Youngs Creek project is an undeveloped surface mine project located in Wyoming, seven miles south of our Spring Creek Mine and contiguous with the Wyoming-Montana state line.  The Big Metal project is located near the Youngs Creek project on the Crow Indian Reservation in southeast Montana.  Any future development and coal production from these two projects remains subject to significant risk and uncertainty.  These two development projects were fully impaired in the fourth quarter of 2018, other than the fair value of associated land.  Our Spring Creek Mine assets were also significantly impaired during the second quarter as a result of the bid received during the sale process that is part of our Chapter 11 filing.  See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 7 of Notes to Consolidated Financial Statements in Part II,  Item 8 of our 2018 Form 10-K for further details.

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

Segment Information

Our reportable segments include Owned and Operated Mines and Logistics and Related Activities.  For a discussion of these segments, see Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1.

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

The volume of coal that we sell in any given year is driven by global and domestic demand for coal-generated electric power.  Demand for coal-generated electric power may be affected by many factors including weather patterns, natural gas prices, railroad performance, the availability of coal-fired and alternative generating capacity and utilization, the closure of coal-fired power plants, environmental and legal challenges, political and regulatory factors, energy policies, international and domestic economic conditions, currency exchange rate fluctuations, and other factors discussed in this Part 1, Item 2 and in our 2018 Form 10-K.

The price at which we sell our coal is a function of the demand for coal relative to the supply.  We typically seek to enter into multi-year contracts with our customers, which helps mitigate the risks associated with any short-term imbalance in supply and demand.  We have historically entered each year with expected production related to domestic sales effectively fully sold.  This strategy helped us run our mines at predictable production rates, which improved control of operating costs.  In recent years, our business has become more variable and less predictable because utilities are adjusting their purchasing pattern based on natural gas prices, weather, and other factors and have also been increasingly purchasing coal for shorter terms.  As of October 11, 2019, we had current commitments to sell approximately 48.6 million tons for 2019.

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

The volume of coal sold on a delivered basis is influenced by international and domestic market conditions.  Coal sold on a delivered basis to customer contracted destinations, including sales to Asian customers, involves us arranging and paying for logistics services, which can include rail, rail car hire, vessel chartering, and port charges, including any demurrage incurred and other costs.  These logistics costs are affected by volume, various scheduling considerations, and negotiated rates for rail and port services.  We have exposure to take-or-pay commitments for our rail and port committed capacities.  For a discussion of our rail and port agreements, see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1.

Asset Impairments

In the fourth quarter of 2018, we recorded an impairment of $681.6 million on the long-lived assets of our Cordero Rojo Mine as well as our two development projects.  See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 of our 2018 Form 10-K for further details.  During the second quarter of 2019, we recorded an additional impairment of $621 million to reduce the carrying value of our remaining assets to their fair value as determined under the income approach based primarily on cash flows from the Winning Bid received as part of our Chapter 11 Bankruptcy auction process.  See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.  See Part1, Item 1A in our 2018 Form 10-K - “Risk Factors—Risks Related to Our Business and Industry—We may not recover our investments in our mining, exploration, port access rights, development projects, and other assets, which may require us to recognize impairment charges related to those assets.”

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

On July 1, 2016 the U.S. Department of the Interior (“DOI”) published the final Consolidated Federal Oil & Gas and Federal & Indian Coal Valuation Reform Rule (“2016 Valuation Rule”).  This rule was developed by the Office of Natural Resources Revenue to significantly change the manner in which non-arm’s length sales of natural resources from federal lands are valued for royalty purposed by mandating a net-back calculation from the first third-party sale and introducing a ‘default rule’ that will require substantial judgement.  On February 27, 2017, the DOI postponed implementation of the 2016 Valuation Rule pending review of several petitions that were filed challenging the rule, including one from Cloud Peak Energy.  On April 4, 2017, the DOI announced its intention to repeal the 2016 Valuation Rule and stated it would instead return to the valuation benchmarks which had been consistently and successfully utilized by the energy industry since the late 1980’s to ensure that the royalty amount paid was based on the value of the coal severed while the DOI reconsidered whether the changes made by the 2016 Valuation Rule were warranted.  Subsequently, the states of California and New Mexico filed suit against the DOI seeking to reinstate the 2016 Valuation Rule.  On March 29, 2019, the Northern District of California ruled in favor of the Plaintiffs, thereby reinstating the 2016 Valuation Rule retroactively to January 1, 2017.  Along with several other parties, we have reinstituted our initial suit against the DOI related to the 2016 Valuation Rule.  Although we believe our lawsuit is meritorious, we cannot predict the outcome of our case.  Additionally, we cannot predict how any replacement rule proposed by the DOI would affect our business.  On October 8, 2019 the US District Court of Wyoming issued orders related to our request for a preliminary injunction granting a temporary stay of the enactment of the 2016 Valuation Rule pending litigation in that court.  As such, at least until the full case is decided, we will continue valuing coal in accordance to the rules in effect prior to the 2016 Valuation Rule.  We are continuing to work through the rest of the consequences of the order handed down on October 8, 2019.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Summary

The following table summarizes key results (in millions, except per share amounts and percentages):

	Three Months Ended
	September 30,		Change
	2019	2018	Amount	Percent
Total tons sold	13.8	13.1	0.7	5.3
Total revenue	$220.2	$233.1	$(12.9)	(5.5)
Net income (loss)	$4.8	$12.7	$(7.9)	(62.2)
Diluted EPS	$0.06	$0.16	$(0.10)	(62.5)
Adjusted EBITDA (1)	$20.2	$40.7	$(20.5)	(50.4)

(1)                                 EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by U.S. GAAP.  A quantitative reconciliation of Net income (loss) to Adjusted EBITDA is found in “Non-GAAP Financial Measures” below.

Results of Operations

Revenue

The following table presents Revenue and tons sold (in millions, except per ton amounts and percentages):

	Three Months Ended
	September 30,		Change
	2019	2018	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$12.31	$12.16	$0.15	1.2
Tons sold	13.8	13.1	0.7	5.3
Coal revenue	$170.3	$159.0	$11.3	7.1
Other revenue	$3.4	$2.9	$0.5	17.2
Logistics and Related Activities
Total tons sold	1.4	1.5	(0.1)	(6.7)
Realized price per ton sold - Asian export	$45.56	$60.63	$(15.07)	(24.9)
Tons sold - Asian export	1.4	1.5	(0.1)	(6.7)
Realized price per ton sold - Domestic	$59.99	$53.28	$6.71	12.6
Tons sold - Domestic (1)	—	—	—	—
Revenue	$65.8	$91.0	$(25.2)	(27.7)
Eliminations of Intersegment Sales
Revenue	$(19.3)	$(19.8)	$0.5	2.5
Total Consolidated
Revenue	$220.2	$233.1	$(12.9)	(5.5)

(1)                                 For the three months ended September 30, 2019 and 2018, the domestic logistics volumes were 32,200 tons and 35,000 tons, respectively.

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 (in millions):

Three months ended September 30, 2018	$159.0
Changes associated with volumes	9.3
Changes associated with prices	2.0
Three months ended September 30, 2019	$170.3

Coal revenue increased for the three months ended September 30, 2019 compared to the same period in 2018 primarily related to higher volumes as well as higher realized prices.  Volumes increased for the three months ended September 30, 2019 compared to the same period in 2018 due to improved performance at the Antelope Mine.  Realized prices for the three months ended September 30, 2019 increased compared to the same period in 2018 primarily due to a year-to-date Black Lung tax rate adjustment, which increased the realized price by approximately $0.50 per ton during the quarter.  Without this adjustment, realized prices decreased quarter over quarter.

Logistics and Related Activities Segment

Revenue decreased for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to less favorable pricing conditions in the export market.  We shipped 1.4 million tons on 11 vessels during the three months ended September 30, 2019 compared to 1.5 million tons on 11 vessels during the same period in 2018.  Realized prices for exports have decreased nearly 25% for the three months ended September 30, 2019 compared to the same period in 2018.

Cost of Product Sold

The following table presents Cost of product sold (in millions, except per ton amounts and percentages):

	Three Months Ended
	September 30,		Change
	2019	2018	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$10.17	$11.05	$(0.88)	(8.0)
Cost of product sold (produced coal)	$140.8	$144.5	$(3.7)	(2.6)
Other cost of product sold	$2.7	$1.7	$1.0	58.8
Logistics and Related Activities
Average cost per ton sold - Asian export	$47.79	$53.57	$(5.78)	(10.8)
Average cost per ton sold - Domestic	$51.01	$50.89	$0.12	0.2
Cost of product sold	$69.8	$81.8	$(12.0)	(14.7)
Other
Cost of product sold	$0.3	$—	$0.3	—
Eliminations of Intersegment Sales
Cost of product sold	$(18.6)	$(19.5)	$0.9	4.6
Total Consolidated
Cost of product sold	$195.0	$208.5	$(13.5)	(6.5)

Owned and Operated Mines Segment

Cost of product sold decreased in the three months ended September 30, 2019 compared to the same period in 2018 primarily due to decreases in fuel and lubes.  Fuel and lubes decreased due to lower diesel fuel prices than in the prior year.  The average cost per ton sold decreased primarily due to the higher volumes in addition to the lower costs.

Logistics and Related Activities Segment

Cost of product sold decreased in the three months ended September 30, 2019 compared to the same period in 2018 primarily due to a decrease in freight and handling costs and fewer tons sold.  We shipped 1.4 million tons on 11 vessels during the three months ended September 30, 2019 compared to 1.5 million tons on 11 vessels during the same period in 2018.  This was partially offset by higher demurrage costs related to train delays earlier in the year impacting the vessel loading schedule into the third quarter.

Operating Income (Loss)

The following table presents Operating income (loss) (in millions, except for percentages):

	Three Months Ended
	September 30,		Change
	2019	2018	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$31.0	$(2.6)	$33.6	*
Logistics and Related Activities
Operating income (loss)	$(4.0)	$9.2	$(13.2)	(143.5)
Other
Operating income (loss)	$(8.4)	$(5.5)	$(2.9)	(52.7)
Eliminations of Intersegment Sales
Operating income (loss)	$(0.7)	$(0.4)	$(0.3)	(75.0)
Total Consolidated
Operating income (loss)	$17.9	$0.7	$17.2	*

*                                         Not meaningful

Owned and Operated Mines Segment

Operating income increased in the three months ended September 30, 2019 compared to the same period in 2018 primarily due to a decrease in Depreciation and depletion of $19.6 million.  This included a decrease of $14 million related to the impairment taken in the second quarter of 2019 resulting in fewer assets with remaining book value to depreciate.  In addition, there was a downward adjustment to the ARO liability for the Spring Creek Mine of $5.4 million, which resulted in a credit to the reclamation asset depreciation.  Finally, there was an increase in Revenue and a decrease in Cost of product sold as previously discussed.

Logistics and Related Activities Segment

Operating income decreased during the three months ended September 30, 2019 compared to the same period in 2018 primarily due to the factors previously discussed for Revenue and Cost of product sold.

Other

Operating loss increased during the three months ended September 30, 2019 compared to the same period in 2018, primarily due to an increase in Selling, general and administrative expenses (“SG&A”) of $2.9 million.  SG&A increased $5.0 million due to higher labor costs primarily related to stock based compensation.  This was partially offset by lower outside services.

Other Income (Expense)

The following table presents Other income (expense) (in millions, except for percentages):

	Three Months Ended
	September 30,		Change
	2019	2018	Amount	Percent
Other income (expense)	$(13.2)	$12.0	$(25.2)	(210.0)

Other income decreased $25.2 million for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to a $19.5 million gain on the termination of our postretirement medical plan in the third quarter of 2018.  In addition, we incurred $13.2 million in Reorganization items, net, for the three months ended September 30, 2019, which includes $12.1 million in professional fees.  For further information see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1.  This is partially offset by a decrease in interest expense of $6.4 million primarily due to no longer accruing interest on the Senior Notes since filing for Chapter 11 Bankruptcy protection on May 10, 2019, as well as no longer amortizing the debt issuance costs related to the Senior Notes.

Income Tax Provision

Our statutory income tax rate, including state income taxes, for the three months ended September 30, 2019 and 2018 was approximately 23%.  Our effective tax rate for the three months ended September 30, 2019 and 2018 was 0.3% and 0.0%, respectively.  The difference between our statutory income tax rate and our effective income tax rate for the three months ended September 30, 2019 and 2018 is primarily the result of the impact of percentage depletion, income tax in the states in which we do business and changes in our valuation allowance.

As of September 30, 2019, we had deferred tax assets principally arising from: AROs, postretirement benefits, contract rights, property, plant, equipment, mineral rights, and net operating loss carry-forwards.  As of December 31, 2018, we had deferred tax assets principally arising from: AROs, postretirement benefits, contract rights, interest deduction carry-forwards, and net operating loss carry-forwards.  As management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Summary

The following table summarizes key results (in millions, except per share amounts and percentages):

	Nine Months Ended
	September 30,		Change
	2019	2018	Amount	Percent
Total tons sold	35.5	36.9	(1.4)	(3.8)
Total revenue	$533.8	$655.1	$(121.3)	(18.5)
Net income (loss)	$(654.7)	$(24.9)	$(629.8)	*
Diluted EPS	$(8.57)	$(0.33)	$(8.24)	*
Adjusted EBITDA (1)	$(14.7)	$59.6	$(74.3)	(124.7)

*                                         Not meaningful

(1)                                 EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by U.S. GAAP. A quantitative reconciliation of Net income (loss) to Adjusted EBITDA is found in “Non-GAAP Financial Measures” below.

Results of Operations

Revenue

The following table presents Revenue and tons sold (in millions, except per ton amounts and percentages):

	Nine Months Ended
	September 30,		Change
	2019	2018	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$11.90	$12.18	$(0.28)	(2.3)
Tons sold	35.5	36.9	(1.4)	(3.8)
Coal revenue	$423.1	$449.4	$(26.3)	(5.9)
Other revenue	$8.6	$10.2	$(1.6)	(15.7)
Logistics and Related Activities
Total tons delivered	2.9	4.2	(1.3)	(31.0)
Realized price per ton sold - Asian export	$48.03	$59.21	$(11.18)	(18.9)
Tons sold - Asian export	2.8	4.1	(1.3)	(31.7)
Realized price per ton sold - Domestic	$59.82	$47.68	$12.14	25.5
Tons sold - Domestic	0.1	0.1	—	—
Revenue	$140.7	$250.0	$(109.3)	(43.7)
Other
Eliminations of Intersegment Sales
Revenue	$(38.6)	$(54.5)	$15.9	29.2
Total Consolidated
Revenue	$533.8	$655.1	$(121.3)	(18.5)

Owned and Operated Mines Segment

The following table shows volume and price related changes to coal revenue for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 (in millions):

Nine months ended September 30, 2018	$449.4
Changes associated with volumes	(16.5)
Changes associated with prices	(9.8)
Nine months ended September 30, 2019	$423.1

Coal revenue decreased for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to fewer tons sold.  Volumes decreased due to excessive rain during the first quarter, which continued to impact production into the second quarter.  All three mines experienced lower production during the first half of 2019 as compared to 2018.  In addition, realized prices for the nine months ended September 30, 2019 were lower than those seen in the same period in 2018.

Logistics and Related Activities Segment

Revenue decreased for the nine months ended September 30, 2019 compared to the same period in 2018 due to less favorable pricing conditions in the export market.  We shipped 23 vessels and a total of 2.8 million tons internationally in the first nine months of 2019 compared to 4.1 million tons on 31 vessels in the first nine months of 2018.  Realized prices on our export sales have decreased nearly 19% for the nine months ended September 30, 2019 compared to the same period in 2018.

Cost of Product Sold

The following table presents Cost of product sold (in millions, except per ton amounts and percentages):

	Nine Months Ended
	September 30,		Change
	2019	2018	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$11.06	$11.28	$(0.22)	(2.0)
Cost of product sold (produced coal)	$393.1	$416.2	$(23.1)	(5.6)
Other cost of product sold	6.1	5.6	0.5	8.9
Logistics and Related Activities
Average cost per ton sold - Asian export	$52.30	$53.31	$(1.01)	(1.9)
Average cost per ton sold - Domestic	$54.42	$43.11	$11.31	26.2
Cost of product sold	$155.8	$229.8	$(74.0)	(32.2)
Other
Cost of product sold	$0.4	$—	$0.4	—
Eliminations of Intersegment Sales
Cost of product sold	$(37.6)	$(54.2)	$16.6	30.6
Total Consolidated
Cost of product sold	$517.8	$597.4	$(79.6)	(13.3)

Owned and Operated Mines Segment

Cost of product sold decreased in the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to the decrease in tons sold, which decreased production taxes and royalties.  Fuel and lubes decreased as a result of a decrease in the price of diesel and consumption rates.  The average cost per ton sold decreased primarily due to the lower costs.

Logistics and Related Activities Segment

Cost of product sold decreased in the nine months ended September 30, 2019 compared to the same period in 2018 due to a decrease in tons sold as well as lower freight and handling costs.  We shipped 2.8 million tons on 23 vessels during the nine months ended September 30, 2019 compared to 4.1 million tons on 31 vessels during the nine months ended September 30, 2018.

Operating Income (Loss)

The following table presents Operating income (loss) (in millions, except for percentages):

	Nine Months Ended
	September 30,		Change
	2019	2018	Amount	Percent
Owned and Operated Mines
Operating income (loss)	$(608.6)	$(13.6)	$(595.0)	*
Logistics and Related Activities
Operating income (loss)	$(15.6)	$20.2	$(35.8)	(177.2)
Other
Operating income (loss)	$(44.9)	$(26.7)	$(18.2)	(68.2)
Eliminations of Intersegment Sales
Operating income (loss)	$(1.0)	$(0.2)	$(0.8)	*
Total Consolidated
Operating income (loss)	$(670.1)	$(20.3)	$(649.8)	*

*                                         Not meaningful

Owned and Operated Mines Segment

Operating income decreased in the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to the $618.4 million impairment recorded, in the second quarter of 2019, to decrease the book value of long-lived assets, mineral rights, materials and supply inventory, and project development costs to their fair value as determined under the income approach based primarily on cash flows from the Winning Bid in the Auction that took place on August 15, 2019 and August 16, 2019 and described further in Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1.  In addition, there was the decrease in Revenue as previously discussed.  Partially offsetting this was a $26.4 million decrease in Depreciation and depletion primarily due to the impairments taken in the fourth quarter of 2018 and the second quarter of 2019 resulting in fewer assets with remaining book value to depreciate, as well as lower production.  Finally, there was a decrease in Cost of product sold as previously discussed.

Logistics and Related Activities Segment

Operating income decreased during the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to the factors previously discussed for Revenue and Cost of product sold.

Other

Operating loss increased during the nine months ended September 30, 2019 compared to the same period in 2018.  The increase was related to an increase in SG&A of $16.1 million.  SG&A increased $13.8 million primarily due to higher legal and consulting costs related to our restructuring advisors prior to filing for Chapter 11 Bankruptcy protection.  In addition, labor increased $4.4 million primarily due to higher stock based compensation.  Finally, we recorded a $2.1 million impairment of long-lived assets to their fair value as determined under the income approach based primarily on cash flows from the Winning Bid in the Auction that took place on August 15, 2019 and August 16, 2019 and described further in Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1.

Other Income (Expense)

The following table presents Other income (expense) (in millions, except for percentages):

	Nine Months Ended
	September 30,		Change
	2019	2018	Amount	Percent
Other income (expense)	$14.6	$(4.6)	$19.2	417.4

Other income increased $19.2 million for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to $24.0 million in Reorganization items, net, which includes $53.5 million for the write-off of the deferred gain on the 2021 Notes, partially offset by $9.2 million for the write-off of debt issuance costs related to the Senior Notes and $19.2 million in professional fees.  For further information see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1.  In addition, interest expense decreased by $13.3 million due to no longer accruing interest on the Senior Notes since filing for Chapter 11 Bankruptcy protection on May 10, 2019, as well as no longer amortizing the debt issuance costs related to the Senior Notes.  These decreases were partially offset by the 19.5 million gain recorded on the termination of our postretirement medical plan in the third quarter of 2018, and interest and fees of $2.9 million on the DIP Credit Agreement recorded in the current year.

Income Tax Provision

Our statutory income tax rate, including state income taxes for the nine months ended September 30, 2019 and 2018, was approximately 23%.  Our effective tax rate for the nine months ended September 30, 2019 and 2018 was 0.0% and (1.2)%, respectively.  The difference between our statutory income tax rate and our effective income tax rate for the nine months ended September 30, 2019 and 2018 is primarily the result of the impact of percentage depletion, income tax in the states in which we do business, and changes in our valuation allowance.

Liquidity and Capital Resources

	September 30,	December 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$84.8	$91.2

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

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations and any borrowing capacity under our A/R Securitization Program and DIP Credit Agreement.  We had no availability for borrowing under the A/R Securitization Program as of September 30, 2019.  Our availability under the DIP Credit Agreement was $31.0 million as of September 30, 2019.  Our total liquidity, which includes cash and cash equivalents and undrawn funding under the DIP Credit Agreement, was $115.8 million as of September

30, 2019.  We also have a capital leasing program, with a balance of $1.3 million as of September 30, 2019, for some of our capital equipment purchases subject to the conditions in the master lease agreement.

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

Capital expenditures are necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and to add new equipment as necessary.  Capital expenditures for the nine months ended September 30, 2019 and 2018 were $3.3 million and $7.2 million, respectively.

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

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive.  In addition to the cash requirements necessary to fund ongoing operations, we have incurred, and expect to continue to incur, significant professional fees and other costs in connection with our Chapter 11 proceedings.  As of October 11, 2019, our total available liquidity was $129.4 million, which includes cash on hand from operations and borrowings made in June and August 2019 under our DIP Credit Agreement.  We expect to continue using additional cash that will further reduce this liquidity.  However, we believe we have sufficient liquidity, including cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 proceedings for minimum operating and working capital purposes and excluding principal and interest payments on our outstanding debt.  As such, we expect to pay vendor and royalty obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders, if any, approving such payments.  There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases, or to pursue confirmation of a Chapter 11 plan of reorganization or plan of liquidation.  We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

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

The filing of the Bankruptcy Petitions constituted an event of default that accelerated our obligations, all as further described in Note 1, “Organization and Business”, of the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1.  Pursuant to the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.  Accordingly, although the filing of the Bankruptcy Petitions triggered defaults under the Debt Instruments, creditors are stayed from taking action as a result of these defaults.  Additionally, under Section 502(b)(2) of the Bankruptcy Code, the Company is no longer required to pay interest on its senior notes accruing on or after the Petition Date.  However, the Debtors will be required to pay interest on amounts borrowed under the DIP Credit Agreement.

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

The Support Agreement Amendment also provides that the Plan shall include an agreement to share certain proceeds between the holders of Contingent Roll-Up Loans (as defined in the DIP Credit Agreement) and holders of 2021 Notes, on the one hand, and holders of unsecured claims, on the other (the “Unsecured Creditor Sharing Agreement”).  The Unsecured Creditor Sharing Agreement provides that, upon recovery by the holders of 2021 Notes and Contingent Roll-Up Loans of at least 50% of their total claims, excess amounts up to 75% of such total claims will be distributed 90% to holders of such claims and 10% to holders of unsecured claims.  Distributions in excess of 75% of the total claims of the holders of 2021 Notes and Contingent Roll-Up Loans will be paid 80% to holders of such claims and 20% to holders of unsecured claims.  Following the Auction and entry of the Sale Order approving the NTEC sale, the Official Unsecured Creditors’ Committee agreed to a compromise and settlement, as set forth in the Plan as filed on October 4, 2019, under which holders of Allowed General Unsecured Claims (as defined in the Plan) will be entitled to share pro rata in the “General Unsecured Claims Cash Distribution Amount” (as defined in the Plan), which is an amount of $1.25 million, in full and final satisfaction of such claims.  As a result of the satisfaction of the Specified Tax Condition (as defined in the DIP Credit Agreement) prior to the date of the Second Borrowing (as defined in the DIP Credit Agreement), no Contingent Roll-Up Loans were issued pursuant to the DIP Credit Agreement.

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

On June 12, 2019, the Company launched a tender offer providing eligible holders of 2021 Notes the opportunity to participate as a lender under the DIP Credit Agreement on a pro rata basis up to such holder’s percentage ownership of the outstanding 2021 Notes, and to exchange, or “roll-up” a principal amount of their 2021 Notes equal to 80% of their $35 million commitments as a lender under the DIP Credit Agreement for an equal amount of Roll-Up Loans under the DIP Credit Agreement.  The transactions contemplated by the tender offer closed on August 1, 2019.  The Non-Backstop Lenders subscribed for the assignment from the Backstop Lenders of approximately $3.8 million of New Money Loans, and the Non-Backstop Lenders and Backstop Lenders exchanged a total of $28 million of their 2021 Notes for Roll-Up Loans.

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

On September 13, 2019, the DIP Credit Agreement was further amended to, among other things, (i) extend the milestone dates set forth in the DIP Credit Agreement by which a sale order under Section 363 of the Bankruptcy Code by the Bankruptcy Court must be entered and (ii) waive the event of default that had occurred and was continuing under the DIP Credit Agreement as a result of non-compliance with the Approved Budget (as defined in the DIP Credit Agreement) due to an Unpermitted Variance (as defined in the DIP Credit Agreement) with respect to receipts for the week ending on September 6, 2019.

On September 20, 2019 and September 27, 2019, the DIP Credit Agreement was further amended to, among other things, extend the milestone dates by which a sale order under Section 363 of the Bankruptcy Code by the Bankruptcy Court must be entered.

The Debtors borrowed $10 million and $25 million under the DIP Credit Agreement on May 16, 2019 and August 1, 2019, respectively.  The Debtors have drawn $4 million, leaving $31 million in escrow as of October 11, 2019.  In addition, on August 1, 2019, $28 million in principal amount of the 2021 Notes was exchanged and rolled-up to the DIP Credit Agreement.  The Debtors have $66.1 million outstanding under the DIP Credit Agreement as of October 11, 2019, including interest, fees and Roll-Up Loans.

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

Overview of Cash Transactions

We started 2019 with cash, cash equivalents, and restricted cash of $92.1 million and concluded the nine months ended September 30, 2019 with $143.6 million.  The primary reason for this decrease was cash used in operating activities of $18.7 million.  This was partially offset by the DIP financing of $35 million and from proceeds from the sale of assets of $3.2 million. The following table represents cash flows (in millions, except percentages).

	Nine Months Ended
	September 30,		Change
	2019	2018	Amount	Percent
Beginning balance - cash, cash equivalents, and restricted cash	$92.1	$108.7	$(16.6)	(15.3)
Net cash provided by (used in) operating activities	18.7	24.1	(5.4)	(22.4)
Net cash provided by (used in) investing activities	(0.1)	(9.0)	8.9	98.9
Net cash provided by (used in) financing activities	32.9	(9.8)	42.7	*
Ending balance - cash, cash equivalents, and restricted cash	$143.6	$114.0	$29.6	26.0

*                                         Not meaningful

Net cash provided by operating activities decreased for the nine months ended September 30, 2019 as compared to the same period in 2018 primarily due to a decrease in Net income (loss) adjusted for non-cash items of $68.8 million.  This was partially offset by an increase of $63.5 million in working capital primarily due to slower payment of accounts payable resulting from the Chapter 11 filing.

The increase in cash provided by investing activities for the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily related to $3.2 million in proceeds from the sale of our Gillette office building as well as a parcel of land and a building near our Cordero Rojo Mine.  In addition, there was a decrease in capital expenditures of $3.9 million compared to the prior year.

Cash provided by financing activities increased for the nine months ended September 30, 2019 as compared to the same period in 2018 primarily due to the $35 million received in DIP financing during 2019 as well as no payment amortized to deferred gain on the 2021 Notes in the current year.

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

As of September 30, 2019, CPE Resources had $262.4 million in outstanding indebtedness under the 2021 Notes and $56.4 million in outstanding indebtedness under the 2024 Notes.

A/R Securitization Program

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

As of September 30, 2019, we had $19.8 million of borrowing capacity under the A/R Securitization Program, which was less than the undrawn face amount of letters of credit outstanding under the A/R Securitization Program of $25.7 million.  The $5.9 million difference between the borrowing capacity and the undrawn face amount of the letters of credit outstanding was cash-collateralized into a restricted cash account in early October 2019, thus bringing the borrowing capacity to zero as of September 30, 2019.  As of December 31, 2018, there was a $4.4 million deficit between the borrowing capacity and the undrawn face amount of letters of credit, which was cash-collateralized into a restricted cash account in early January 2019.  There were no borrowings outstanding under the A/R Securitization Program as of September 30, 2019 or December 31, 2018.

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

As of September 30, 2019, we had $394.7 million of reclamation and lease bonds with underwriters backed by collateral of approximately 6.5%, or $25.7 million, in the form of letters of credit under our A/R Securitization Program.  The terms and conditions with the issuers of the surety bonds allow for collateral calls to mitigate their exposure.  The amount of collateral that could be required under these collateral calls would be based on the underlying bonded assets and their risks, our credit profile, and overall market conditions.  Should further collateral for these obligations be called, this could utilize a significant portion of our existing liquidity or potentially exceed our existing liquidity.  We have self-bonded, by cash collateralizing, an additional $1.7 million in April 2019.  If we are unable to obtain or retain required surety bonds, we may be unable to satisfy legal requirements necessary to conduct our mining operations.

Climate Change Regulatory Environment

Enactment of current, proposed, or future laws or regulations regarding emissions from the combustion of coal by the U.S., some of its states, or by other countries, or other actions to limit such emissions, like the creation of mandatory use requirements for renewable fuel sources, will likely result in electricity generators further switching from coal to other fuel sources.  Public concern and the political environment may also continue to materially and adversely impact future coal demand and usage to generate electricity, regardless of applicable legal and regulatory requirements.  Additionally, the creation and issuance of subsidies designed to encourage use of alternative energy sources could further decrease the demand for coal as an energy source.  The potential financial impact on us as a result of these factors will depend upon the degree to which electricity generators diminish their reliance on coal as a fuel source as a result thereof.  That, in turn, will depend on a number of factors, including the appeal and design of the subsidies being offered, the specific requirements imposed by any such laws or regulations such as mandating use by utilities of renewable fuel sources, the time periods over which those laws or regulations would be phased in, and the state of any commercial development and deployment of carbon capture technologies, including storage, conversion, or other commercial use for captured carbon.  In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws or regulations may have on our results of operations, financial condition, or cash flows, however, such impacts may be significant.  See Part I, Item 1 “Business—Environmental and Other Regulatory Matters—Global Climate Change” and Part I, Item 1A “Risk Factors” of our 2018 Form 10-K for additional discussion regarding how climate change and other environmental regulatory matters may materially adversely impact our business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of results that can be expected for future quarters or the full year.  Refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2018 Form 10-K for a discussion of our critical accounting policies and estimates.

Newly Adopted Accounting Standards and Recently Issued Accounting Pronouncements

See Note 2 of our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for a discussion of newly adopted accounting standards and recently issued accounting pronouncements.

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

Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.  Our management recognizes that using Adjusted EBITDA as a performance measure has inherent limitations as compared to Net income (loss) or other U.S. GAAP financial measures, as this non-GAAP measure excludes certain items, including items that are recurring in nature, which may be meaningful to investors.  As a result of the exclusions, Adjusted EBITDA should not be considered in isolation and does not purport to be an alternative to Net income (loss) or other U.S. GAAP financial measures as a measure of our operating performance.  See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” of our 2018 Form 10-K for additional information regarding Adjusted EBITDA and its limitations compared to U.S. GAAP financial measures.

The following tables present a reconciliation of consolidated Net income (loss) to consolidated Adjusted EBITDA,  consolidated Net income (loss) to consolidated Operating income (loss), and segment Operating income (loss) to segment Adjusted EBITDA (in millions):

Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$4.8	$12.7	$(654.7)	$(24.9)
Interest income	(0.2)	(0.3)	(0.6)	(0.8)
Interest expense	2.0	8.4	14.8	28.1
Interest expense, net related to reorganization	(0.2)	—	9.2	—
Income tax (benefit) expense	—	—	0.1	0.3
Depreciation and depletion	(2.5)	17.4	20.1	46.8
EBITDA	3.8	38.2	(611.2)	49.5
Accretion	1.7	1.9	4.8	5.4
Derivative financial instruments:
Exclusion of fair value mark-to-market loss (gain) (1)	—	(0.7)	(1.8)	(0.7)
Settlement of derivative financial instruments	—	—	1.8	—
Total derivative financial instruments	—	(0.7)	—	(0.7)
Impairments	—	—	621.0	0.8
Other reorganization items, net	13.4	—	(33.2)	—
Non-cash throughput amortization expense and contract termination payments	1.3	1.3	3.9	4.7
Adjusted EBITDA	$20.2	$40.7	$(14.7)	$59.6

(1)                                 Fair value mark-to-market (gains) losses reflected in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Adjusted EBITDA by Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$4.8	$12.7	$(654.7)	$(24.9)
Interest income	(0.2)	(0.3)	(0.6)	(0.8)
Interest expense	2.0	8.4	14.8	28.1
Reorganization items, net	13.2	—	(24.0)	—
Other, net	—	(0.1)	0.5	0.5
Income tax expense (benefit)	—	—	0.1	0.3
Loss (income) from unconsolidated affiliates, net of tax	—	—	(0.9)	(0.3)
Net periodic postretirement benefit cost (income), excluding service cost	(1.8)	(20.0)	(5.3)	(23.3)
Consolidated operating income (loss)	$17.9	$0.7	$(670.1)	$(20.3)

Owned and Operated Mines
Operating income (loss)	$31.0	$(2.6)	$(608.6)	$(13.6)
Depreciation and depletion	(2.5)	17.1	19.6	45.9
Accretion	1.6	1.8	4.4	5.0
Derivative financial instruments:
Exclusion of fair value mark-to-market loss (gain)	—	(0.7)	(1.8)	(0.7)
Settlement of derivative financial instruments	—	—	1.8	—
Total derivative financial instruments	—	(0.7)	—	(0.7)
Impairments	—	—	618.4	0.8
Net periodic postretirement benefit income (cost), excluding service cost	1.5	16.7	4.4	19.4
Other	(0.1)	—	(0.5)	(0.6)
Adjusted EBITDA	$31.5	$32.3	$37.7	$56.2

Logistics and Related Activities
Operating income (loss)	$(4.0)	$9.2	$(15.6)	$20.2
Impairments	—	—	0.5	—
Non-cash throughput amortization expense and contract termination payments	1.3	1.3	3.9	4.7
Adjusted EBITDA	$(2.7)	$10.5	$(11.2)	$24.9

Other Unallocated Operating Income (Loss)
Other operating income (loss)	$(8.4)	$(5.5)	$(44.9)	$(26.7)
Elimination of intersegment operating income (loss)	$(0.7)	$(0.3)	$(1.0)	$(0.2)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices or credit standings.  We believe our principal market risks are commodity price risk, interest rate risk, and credit risk.

Commodity Price Risk

Historically, we have principally managed the commodity price risk for our coal contract portfolio with long-term coal sales agreements of varying terms and durations.  In recent years, our business has become more variable and less predictable because utilities are adjusting their purchasing pattern based on natural gas prices, weather, and other factors.  Market risk includes the potential for changes in the market value of our coal portfolio, which may include index sales, export pricing, and PRB derivative financial instruments.  As of October 11, 2019, we have contracted to sell approximately 48.6 million tons during 2019, all of which are under fixed-price contracts.

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $5.8 million over the next 12 months.  In July 2018, we entered into WTI derivative financial instruments to manage certain exposures to diesel fuel prices.  The terms of the program are disclosed in Note 12 of our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1.  We closed out these positions in March 2019, and no longer hold any derivative financial instruments.

Interest Rate Risk

Certain of our finance leases, and our A/R Securitization Program are subject to adjustable interest rates.  See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of our 2018 Form 10-K.  We had no outstanding borrowings under our A/R Securitization Program as of September 30, 2019.  If we borrow funds under the A/R Securitization Program, we may be subject to increased sensitivity to interest rate movements.

Some of the $1.3 million of borrowings under the capital leasing program are also subject to adjustable interest rates although any change to the rate would not have a significant impact on cash flow.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

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

When appropriate (as determined by our credit management function), we have taken steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated.  These steps include obtaining letters of credit and requiring prepayments for shipments.  See Part I, Item 1A “Risk Factors—Risks Related to Our Business and Industry—We are exposed to counterparty risk with our customers, trading partners, financial institutions, and other parties with whom we conduct business” in our 2018 Form 10-K.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to senior management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019, and has concluded that such disclosure controls and procedures are effective.

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

•                  our ability to comply with our Second Amended and Restated Sale and Plan Support Agreement and DIP Credit Agreement terms and conditions;

•                  our ability to complete the transaction contemplated by the Asset Purchase Agreement with NTEC;

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

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.  We expect that the existing common stock of the Company will be extinguished and existing equity holders will not receive consideration in respect of their equity interests.

If the Bankruptcy Court confirms the Plan, our existing common stock will be extinguished, and existing equity holders will not receive consideration in respect of their existing equity interests.  Further, on March 26, 2019, we were notified by the NYSE that they had determined our common stock was no longer suitable for listing on the NYSE based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual, and commenced proceedings to delist our common stock.  Trading in our common stock was suspended immediately.  Following delisting from the NYSE, our common stock has been traded over the counter in the OTC Pink, but this may not always be the case.  The delisting by the NYSE could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell shares of our common stock.  Accordingly, we urge extreme caution with respect to existing and future investments in our equity or other securities.

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

If we are not able to consummate a sale of the Company and/or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or are unable to confirm a Chapter 11 plan of reorganization, we could be required to liquidate under Chapter 7 of the Bankruptcy Code.

The Company is pursuing the consummation of a sale or other disposition of all or substantially all assets of the Company and certain of its subsidiaries pursuant to Section 363 of the Bankruptcy Code, and has entered into the Asset Purchase Agreement with NTEC.  On August 19, 2019, the Bankruptcy Court approved the transactions contemplated by the Asset Purchase Agreement, subject to the Debtors finalizing and submitting a proposed Sale Order.  On September 30, 2019, the Asset Purchase Agreement was amended to, among other things, provide for NTEC to acquire certain additional assets and assume certain additional liabilities, to modify NTEC’s assumption and rejection of certain contracts and leases, to provide that the Company bear certain expenses, including with respect to certain cure costs and administrative liabilities related to the Purchaser Take-Back Note, and to modify certain negative covenant terms of the Purchaser Take-Back Note. On October 2, 2019, the Bankruptcy Court entered an Order (I) Approving Sale of the Debtors’ Assets Free and Clear of Liens, (II) Approving Assumption and Assignment of Executory Contracts and Unexpired Leases, and (III) Granting Related Relief [Docket No. 674], pursuant to which the Bankruptcy Court approved the sale of substantially all of the Company’s operating assets, including the Company’s Spring Creek, Cordero Rojo and Antelope mines, to NTEC pursuant to the Asset Purchase Agreement.  Subject to the satisfaction of certain closing conditions, the transactions contemplated by the Asset Purchase Agreement are expected to close in October 2019.

On October 4, 2019, the Company filed the Joint Chapter 11 Plan of Cloud Peak Energy Inc. and Certain of its Debtor Affiliates [Docket No. 680].  On October 14, 2019, the Company filed the First Amended Joint Chapter 11 Plan of Cloud Peak Energy Inc. and Certain of its Debtor Affiliates [Docket No. 711] (the “Plan”).  The Company anticipates seeking confirmation of the Plan at a hearing to be held with the Bankruptcy Court on December 5, 2019 at 9:30 a.m. (Eastern Time).

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

Upon the closing of the transactions contemplated by the Asset Purchase Agreement, the Company will have sold substantially all of its operating assets.

Upon the closing of the transactions contemplated by the Asset Purchase Agreement (the “Sale Closing”), the Company will have sold substantially all of its operating assets.  Accordingly, our only sources of liquidity will be cash on hand, royalty payments from NTEC, and proceeds from any sale, lease or other transaction involving certain real estate assets.

In connection with the Sale Closing, we agreed to terminate the employment of substantially all of our employees, and may be dependent on a transition services agreement with NTEC, the services of other third parties, or both to perform our corporate functions.

In connection with the Sale Closing, we agreed to terminate the employment of substantially all of our employees.  As a result, we will operate under significant resource constraints and may be dependent on a transition services agreement with NTEC, the services of other third parties, or both to perform our corporate functions.  The retention of any contractors or consultants we believe are necessary to perform these functions may not be approved by the Bankruptcy Court.

The changes to our capital structure proposed in the Plan may have a material adverse effect on existing debt and security holders.

Our post-bankruptcy capital structure will be set pursuant to a plan that requires Bankruptcy Court approval.  The reorganization of our capital structure will include the exchange of the Purchaser Take-Back Note, amended prepetition 2021 Notes, Royalty Interest (as defined in the Plan), and New Parent Equity for our existing prepetition 2021 Notes.  Additionally, existing equity securities will be cancelled.  If the Plan is confirmed by the Bankruptcy Court, holders of our debt may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates.  There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance.  If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future.

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

The terms of the DIP Credit Agreement also require us to comply with certain financial maintenance covenants, including a minimum liquidity requirement.  The DIP Credit Agreement also contains customary affirmative and negative covenants for debtor-in-possession financings, which include restrictions on (i) indebtedness, (ii) liens and guaranties, (iii) liquidations, mergers, consolidations, acquisitions, (iv) disposition of assets or subsidiaries, (v) affiliate transactions, (vi) creation or ownership of certain subsidiaries, partnerships and joint ventures, (vii) continuation of or change in business, (viii) restricted payments, (ix) sanctions and anti-corruption matters, (x) no restriction in agreements on dividends or certain loans, (xi) loans and investments, (xii) transactions with respect to our subsidiaries and (xiii) hedging transactions. In addition, the DIP Credit Agreement contains milestones relating to the Chapter 11 Cases.  Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply could result in an event of default under the DIP Credit Agreement, the A/R Securitization Program or our other financing arrangements.  Should the A/R Securitization Program terminate, the Company would have to cash-collateralize the portion of letters of credit not currently cash-collateralized.

We have substantial liquidity needs and may not be able to obtain sufficient liquidity during the pendency of the Chapter 11 proceedings or to confirm a plan of reorganization.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive.  In addition to the cash requirements necessary to fund ongoing operations, we have incurred, and expect to continue to incur, significant professional fees and other costs in connection with our Chapter 11 proceedings.  As of October 11, 2019, our total available liquidity, consisting of cash on hand and availability under the DIP Credit Agreement, was $129.4 million.  We expect to continue using additional cash that will further reduce this liquidity.  However, with the DIP Credit Agreement, we believe we have sufficient liquidity, including cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 proceedings for minimum operating and working capital purposes and excluding principal and interest payments on our outstanding debt.  As such, we expect to pay vendor and royalty obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders, if any, approving such payments.  There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or to pursue confirmation of a Chapter 11 plan of reorganization.  We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

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

A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations, and liquidity.  The Company anticipates seeking confirmation of the Plan at a hearing to be held with the Bankruptcy Court on December 5, 2019 at 9:30 a.m. (Eastern Time).  Although we believe that the effective date of the Plan (the “Effective Date”) may occur during the fourth quarter of 2019, there can be no assurance as to such timing or that the conditions to the Effective Date contained in the Plan will occur.  So long as the proceedings related to these Chapter 11 Cases continue, senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations.  A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success of our business.  In addition, the longer the proceedings related to the Chapter 11 Cases continue, the more likely it is that customers and suppliers will lose confidence in our business and will seek to establish alternative commercial relationships.

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

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index at page 101 of this report.

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

10.2

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

10.3

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

10.4

Asset Purchase Agreement, dated August 19, 2019, by and among Cloud Peak Energy Inc. and substantially all of its direct and indirect subsidiaries, as Sellers, and Navajo Transitional Energy Company, as Purchaser (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on August 20, 2019 (File No. 001-34547))

10.5

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

10.6

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

Exhibit Number	Description of Documents

10.7

Amendment No. 7 to Superpriority Senior Secured Priming Debtor-in-Possession Credit Agreement, dated as of August 29, 2019, by and among Cloud Peak Energy Inc. and the subsidiaries of Cloud Peak Energy Inc. party thereto, as Borrowers, the Lenders party thereto and Ankura Trust Company, LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on September 5, 2019 (File No. 001-34547))

10.8

Amendment No. 8 to Superpriority Senior Secured Priming Debtor-in-Possession Credit Agreement, dated as of September 6, 2019, by and among Cloud Peak Energy Inc. and the subsidiaries of Cloud Peak Energy Inc. party thereto, as Borrowers, the Lenders party thereto and Ankura Trust Company, LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on September 11, 2019 (File No. 001-34547))

10.9

Limited Waiver and Amendment to Superpriority Senior Secured Priming Debtor-in-Possession Credit Agreement, dated as of September 13, 2019, by and among Cloud Peak Energy Inc. and the subsidiaries of Cloud Peak Energy Inc. party thereto, as Borrowers, the Lenders party thereto and Ankura Trust Company, LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on September 19, 2019 (File No. 001-34547))

10.10

Amendment No. 9 to Superpriority Senior Secured Priming Debtor-in-Possession Credit Agreement, dated as of September 20, 2019, by and among Cloud Peak Energy Inc. and the subsidiaries of Cloud Peak Energy Inc. party thereto, as Borrowers, the Lenders party thereto and Ankura Trust Company, LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on September 26, 2019 (File No. 001-34547))

10.11

Amendment No. 10 to Superpriority Senior Secured Priming Debtor-in-Possession Credit Agreement, dated as of September 27, 2019, by and among Cloud Peak Energy Inc. and the subsidiaries of Cloud Peak Energy Inc. party thereto, as Borrowers, the Lenders party thereto and Ankura Trust Company, LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.2 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on October 1, 2019 (File No. 001-34547))

10.12

First Amendment to the Asset Purchase Amendment, dated as of September 30, 2019, by and among Cloud Peak Energy Inc. and substantially all of its direct and indirect subsidiaries, as Sellers, and Navajo Transitional Energy Company, as Purchaser (incorporated by reference to Exhibit 10.1 to Cloud Peak Energy Inc.’s Current Report on Form 8-K filed on October 1, 2019 (File No. 001-34547))

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1*	Mine Safety Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description of Documents

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Document

* Filed or furnished herewith, as applicable

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ HEATH A. HILL
Date: October 17, 2019		Heath A. Hill
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)